Form 10QSB
period 2002-06-30
ATLAS MINING CO
filed 2002-08-14
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

   |_|      Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from ______________ to ______________

                       Commission file number ___________

                              ATLAS MINING COMPANY.
                              ---------------------
             (Exact name of registrant as specified in its charter)


             Idaho                                  82-0096527
             -----                                 ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


     630 East Mullan Avenue, Osburn, Idaho                     83849
     -------------------------------------                     -----
   (Address of principal executive offices)                 (Zip Code)


                                 (208) 556-1181
                                 --------------
                 Issuer's telephone number, including area code

Former name, former address and formal fiscal year, if changed since last report: N/A

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES  /X/   NO  /_/

The number of shares outstanding of each of the issuer's classes of common equity as of August 9, 2002 was as follows: 7,714,389 shares of Common Stock.

        Transitional Small Business Disclosure Format:    YES /_/  NO /X/

                              ATLAS MINING COMPANY
                    SECOND QUARTER 2002 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS
                                                            PAGE
                                                            ----
                        PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

     Unaudited Consolidated Balance Sheet
     June 30, 2002   . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

     Unaudited Consolidated Statements of Operations
     Three Months Ended June 30, 2002 and 2001, Six Months Ended June 30, 2002
     and 2001   . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .         4

     Unaudited Consolidated Statements of Cash Flows
     Three Months Ended June 30, 2002 and 2001, Six Months Ended June 30, 2002
     and 2001   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

     Unaudited Consolidated Statements of Stockholders' Equity (Capital
     Deficiency) From June 30, 2001 to June 30, 2002    . . . . . . . . . .        5

     Notes to Unaudited Consolidated Financial Statements   . . . . . . . .        6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    . . . . . . . .        8


                          PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .      11

  Item 2.  Changes in Securities   . . . . . . . . . . . . . . . . . . . . .      11

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .      11

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .      11

  Item 5.  Other Information   . . . . . . . . . . . . . . . . . . . . . . .      11

  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .      11

  Certification under Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . . .      12

  Signatures      . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .      12


                              ATLAS MINING COMPANY
                           Consolidated Balance Sheets

                              ASSETS
                              ------
                                                                           June 30,     December 31,
                                                                              2002          2001
                                                                          ------------  ------------
                                                                           (Unaudited)
Current Assets
  Cash                                                                    $    85,972   $         -
  Investment Securities Available for Sale                                     11,924        11,464
  Accounts Receivable - Trade                                                  43,855        29,667
  Receivables - Other                                                           2,696         1,136
  Deposits and Prepaids                                                        80,899        26,523
                                                                          ------------  ------------

Total Current Assets                                                          225,346        68,790
                                                                          ------------  ------------

Property & Equipment, Net                                                     367,903       767,463
                                                                          ------------  ------------

Other Assets
  Notes Receivable                                                              4,800             -
  Contracting Supplies                                                          9,000       207,123
                                                                          ------------  ------------

    Total Assets                                                          $   607,049   $ 1,043,376
                                                                          ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                  ----------------------------------------
Current Liabilities
  Bank Overdraft                                                          $         -   $    10,395
  Accounts Payable and Accrued Expenses                                       190,781       290,068
  Accounts Payable - Related Party                                                  -        44,534
  Line of Credit                                                               29,789        32,157
  Current Portion of Long-Term Debt                                           111,533       993,759
                                                                          ------------  ------------

Total Current Liabilities                                                     332,103     1,370,913
                                                                          ------------  ------------

Long Term Liabilities
  Notes Payable                                                               639,199       189,249
  Notes Payable - Related Party                                               210,977       912,389
  Less: Current Portion of Long-Term Debt                                    (111,533)     (993,759)
                                                                          ------------  ------------

Total Long Term Liabilities                                                   738,643       107,879
                                                                          ------------  ------------

Minority Interest                                                              78,735        78,735
                                                                          ------------  ------------

Stockholders' Equity
  Preferred stock, Authorized 10,000,000 Shares, $1.00 Par Value,
    Noncumulative Nonvoting, Nonconvertible, None Issued or Outstanding             -             -
  Common Stock, Authorized 60,000,000 Shares, No Par Value,
    Issued and Outstanding 7,437,283 and 6,997,283 Shares, Respectively     2,431,445     2,387,445
  Retained Earnings (Deficit)                                              (2,943,308)   (2,821,027)
  Accumulated Comprehensive Income/ (Loss)                                    (30,569)      (30,569)
  Prepaid Expenses                                                                  -       (50,000)
                                                                          ------------  ------------

Total Stockholders' Equity                                                   (542,432)     (514,151)
                                                                          ------------  ------------

    Total Liabilities and Stockholders' Equity                            $   607,049   $ 1,043,376
                                                                          ============  ============


                              ATLAS MINING COMPANY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For          For          For          For
                                        the three   the three     the six       the six
                                      months ended months ended months ended  months ended
                                        June 30,     June 30,     June 30,       June 30,
                                          2002         2001         2002          2001
                                       -----------  -----------  -----------  -----------
Revenues                               $   72,650   $   34,522   $  134,804   $  526,276

Cost of Sales                              74,510       77,643      150,145      330,485
                                       -----------  -----------  -----------  -----------

Gross Profit (Loss)                        (1,860)     (43,121)     (15,341)     195,791
                                       -----------  -----------  -----------  -----------

Operating Expenses
  General & Administrative                164,275       84,310      337,019      184,763
                                       -----------  -----------  -----------  -----------

    Total Expenses                        164,275       84,310      337,019      184,763
                                       -----------  -----------  -----------  -----------

Net Operating Income (Loss)              (166,135)    (127,431)    (352,360)      11,028
                                       -----------  -----------  -----------  -----------

Other Income(Expense)
  Interest Expense                        (14,830)     (34,006)     (33,568)     (74,111)
  Gain on sale of assets                        -       60,510            -       55,214
  Gain on Settlement of Debt                    -            -      262,732            -
  Interest Income                               -           36            3           44
  Minority interest                             -          213            -           92
  Gain on sale of stock                       810            -          810            -
  Miscellaneous Income (expense)           (3,342)          18          102           18
                                       -----------  -----------  -----------  -----------

    Total Other Income(Expense)           (17,362)      26,771      230,079      (18,743)
                                       -----------  -----------  -----------  -----------

Income (Loss) Before Income Taxes        (183,497)    (100,660)    (122,281)      (7,715)

Provision (Benefit) for Income Taxes            -            -            -            -
                                       -----------  -----------  -----------  -----------

Net Income (Loss)                      $ (183,497)  $ (100,660)  $ (122,281)  $   (7,715)
                                       ===========  ===========  ===========  ===========

Net Income (Loss) Per Share            $    (0.02)  $    (0.02)  $    (0.02)  $    (0.00)
                                       ===========  ===========  ===========  ===========

Weighted Average Shares Outstanding     7,437,283    6,100,330    7,203,750    6,055,091
                                       ===========  ===========  ===========  ===========


                              ATLAS MINING COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   For the six months ended
                                                           June 30,
                                                     ---------------------
                                                        2002       2001
                                                     ----------  ---------
Cash Flows from Operating Activities

  Net Income (Loss)                                  $(122,281)  $ (7,715)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                        18,226     87,720
     (Gain) Loss on Disposal of Assets                       -    (55,214)
     (Gain) on Settlement of Debt                     (262,732)         -
     (Gain) on Sale of Stock                              (810)         -
     Minority Interest                                       -        (92)
     Stock Issued for Services                          44,000          -
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                               (14,188)   128,829
     Other Receivable                                   (1,560)       126
     Deposits and Prepaids                              (4,376)     3,160
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses             (56,739)   (90,589)
                                                     ----------  ---------

  Net Cash Provided(Used) by Operating Activities     (400,460)    66,225
                                                     ----------  ---------

Cash Flows from Investing Activities
  Payments for Notes Receivable                         (4,800)      (900)
  Proceeds from Notes Receivable                             -     23,998
  Purchase of Investments                                    -    (16,060)
  Proceeds from Sale of Investments                      1,350          -
  Purchase of Equipment                                      -    (75,150)
                                                     ----------  ---------

  Net Cash Provided (Used) by Investing Activities      (3,450)   (68,112)
                                                     ----------  ---------

Cash Flows from Financing Activities
  Payments for Line of Credit                           (2,368)   (44,500)
  Proceeds from Issuance of Common Stock                     -     95,000
  Proceeds from Notes Payable                          599,725          -
  Payments for Notes Payable                          (107,475)   (27,286)
                                                     ----------  ---------

  Net Cash Provided (Used) by Financing Activities     489,882     23,214
                                                     ----------  ---------

Increase (Decrease) in Cash                             85,972     21,327
                                                     ----------  ---------

Cash and Cash Equivalents at Beginning of Period             -     77,847
                                                     ----------  ---------

Cash and Cash Equivalents at End of Period           $  85,972   $ 99,174
                                                     ==========  =========

Cash Paid For:
  Interest                                           $  17,716   $ 45,000
  Income Taxes                                       $       -   $      -

Non-Cash Activity:
  Stock Issued for Services                          $  44,000   $    600


                               ATLAS MINING, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


GENERAL

Atlas Mining, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Registration Statement filed on the Form SB-2 for the year ended December 31, 2001.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

GAIN ON SETTLEMENT OF DEBT

On February 5, 2002, the Company signed an agreement to settle its outstanding debt, accrued interest and accounts payable due to a related party. The total balance payable to the related party was approximately $890,000. The Company agreed to return to the related party assets which have a net book value of approximately $679,000. In exchange, the related party has forgiven the debt of $890,000 and has accepted a new note in the amount of $53,500. The Company has recognized a gain of $262,732.

MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATION

     Our primary source of revenue is generated by our AFC operations. However we also have exploration targets and timber. As a result, we are providing Management's discussion on our plan of operation.

CONTRACT MINING

     Our contract mining consists of the majority of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time we anticipate that our contracting will remain a significant portion of our business.

PROPERTY EXPLORATION

      We are currently considered an exploration company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. During the first half of 2002, we had no exploration expenses. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

     The majority of our exploration has been at the Dragon Mine in Juab County, Utah. We have furnished samples of the halloysite clay extracted from this property to potential buyers and distributors. The preliminary results of these samples have been favorable, however we have not yet received any firm commitments from potential buyers. Once economic viability of this property and product is assured, we will move into the development and productions stage of this property.

TIMBER

     We will continue to harvest timber on our property. Timber harvesting will be dependant upon lumber prices and weather.

RESULTS OF OPERATIONS

     Revenues for the six month period ending June 30, 2002, were $134,804, and $526,276 for the same period in 2001. The difference was that the company had a sizeable contract in the first quarter of 2001 that we did not have in 2002. For the three month period ending June 30, 2002, revenues were $72,650, compared to $34,522 for the same period in 2001. After completion of the job in the first quarter of 2001, the company had little revenue for the following quarter. In the three month period ended June 30, 2002, revenues included $6,059 from timber sales, and -0- for the same period in 2001.

     Gross profit (loss) for the six months ended June 30, 2002, was ($15,341), compared to $195,791 for the same period in 2001. This was attributed to the greater volume of work the company had in the first quarter of 2001. For the three month period ended June 30, 2002, our gross loss was ($1,860), compared to ($43,121) for the same period in 2001. Direct costs in 2001 were greater than 2002. In 2002 we have reduced our direct costs proportionately to the amount of revenues we generate.

     As of the six month period ended June 30, 2002, our general and administrative expenses were $337,019 compared to $184,763 for the same period in 2001. For the three month period ended June 30, 2002, the general and administrative expenses were $164,275, compared to $84,310 for the same period in 2001. The increase in this category resulted mainly from increases in professional fees during 2002, because of the company's efforts to become a fully registered company.

     Our net profit (loss) for the six month period ended June 30, 2002, was ($122,281) compared to $7,715 for the same period in 2001. For the three month period ended June 30, 2002, the figure was ($183,497) compared to ($100,660) for the same period in 2001. The lower revenues in 2002 compared to 2001 have resulted in less profitability for this period.

Item  1.     Legal  Proceedings

             None

Item  2.     Changes  in  Securities

             None

Item  3.     Defaults  Upon  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None

Item  5.     Other  Information

             None

Item  6.     Exhibits  and  Reports  on  Form  8-K.

            (a)  Exhibits

            None

            (b)  Reports  on  Form  8-K

           None.

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Atlas Mining Company. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Jacobson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                         /s/ William Jacobson
                         ______________________________________
                         By: William Jacobson
                         Chief Executive Officer/Chief Financial Officer August 14, 2002



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ATLAS MINING COMPANY


Dated: August 14,  2002         /s/ William Jacobson
                                 ----------------------------
                                 By:  William  Jacobson
                                 Its:  CEO/CFO,  and  Chairman  of
                                 the  Board