Form 10QSB
period 2002-09-30
ATLAS MINING CO
filed 2002-11-14
CIK 8328

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       Commission file number ___________


                              ATLAS MINING COMPANY
                              --------------------
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of the only class of the issuer's common equity as of November 12, 2002 is 8,624,389 shares of Common Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

                              ATLAS MINING COMPANY
                    THIRD QUARTER 2002 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         September 30, 2002 .................................................. 3

         Unaudited Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2002 and 2001 ...... 4

         Unaudited Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2002 and 2001 ....................... 5

         Notes to Unaudited Consolidated Financial Statements ................ 6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................. 7

                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings .. .............................................  9

  Item 2.  Changes in Securities ............................................  9

  Item 3.  Defaults Upon Senior Securities ..................................  9

  Item 4.  Submission of Matters to a Vote of Security Holders ..............  9

  Item 5.  Other Information ................................................  9

  Item 6.  Exhibits and Reports on Form 8-K .................................  9

  Signatures ................................................................  9

  Exhibits .................................................................. 10


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                                                     ATLAS MINING COMPANY
                                            Unaudited Consolidated Balance Sheets
                                                    September 30, 2002

                                                            ASSETS
                                                            ------
                                                                                        September 30,        December 31,
                                                                                           2002                  2001
                                                                                      ----------------      ----------------
                                                                                        (Unaudited)
 Current Assets
  Cash                                                                                 $       27,257         $           -
  Investment Securities Available for Sale                                                     13,654                11,464
  Accounts Receivable - Trade                                                                  57,784                29,667
  Receivables - Other                                                                          11,479                 1,136
  Deposits and Prepaids                                                                        25,898                26,523
                                                                                      ----------------      ----------------

Total Current Assets                                                                          136,072                68,790
                                                                                      ----------------      ----------------

Property & Equipment, Net                                                                     365,516               767,463
                                                                                      ----------------      ----------------

Other Assets
  Notes Receivable                                                                              8,540                     -
  Contracting Supplies                                                                          9,000               207,123
                                                                                      ----------------      ----------------
Total Other Assets                                                                             17,540               207,123
                                                                                      ----------------      ----------------

    Total Assets                                                                       $      519,128         $   1,043,376
                                                                                      ================      ================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------


Current Liabilities
  Bank Overdraft                                                                       $            -          $     10,395
  Accounts Payable and Accrued Expenses                                                       179,730               290,068
  Accounts Payable - Related Party                                                                  -                44,534
  Line of Credit                                                                               28,024                32,157
  Current Portion of Long-Term Debt                                                           269,764               993,759
                                                                                      ----------------      ----------------

Total Current Liabilities                                                                     477,518             1,370,913
                                                                                      ----------------      ----------------

Long Term Liabilities
  Notes Payable                                                                               739,567               189,249
  Notes Payable - Related Party                                                               153,477               912,389
  Less: Current Portion of Long-Term Debt                                                    (269,764)             (993,759)
                                                                                      ----------------      ----------------

Total Long Term Liabilities                                                                   623,280               107,879
                                                                                      ----------------      ----------------

Minority Interest                                                                              73,539                78,735
                                                                                      ----------------      ----------------

Stockholders' Equity
  Preferred stock, Authorized 10,000,000 Shares, $1.00 Par Value,
    Noncumulative Nonvoting, Nonconvertible, None Issued or Outstanding                             -                     -
  Common Stock, Authorized 60,000,000 Shares, No Par Value,
    Issued and Outstanding 8,114,945 and 6,997,283 Shares, Respectively                     2,514,045             2,387,445
 Retained Earnings (Deficit)                                                              (3,131,185)           (2,821,027)
  Accumulated Comprehensive Income/ (Loss)                                                    (30,569)              (30,569)
  Prepaid Expenses                                                                             (7,500)              (50,000)
                                                                                      ----------------      ----------------

Total Stockholders' Equity                                                                   (655,209)             (514,151)
                                                                                      ----------------      ----------------

    Total Liabilities and Stockholders' Equity                                         $      519,128         $   1,043,376
                                                                                      ================      ================


                                                   ATLAS MINING COMPANY
                                       Unaudited Consolidated Statements of Operations


                                                     For the three      For the three      For the nine       For the nine
                                                     months ended       months ended       months ended       months ended
                                                     September 30,      September 30,      September 30,      September 30,
                                                        2002                2001               2002               2001
                                                     ------------       ------------       ------------       ------------
Revenues                                             $   134,512        $    36,547        $   269,316        $   562,823

Cost of Sales                                             85,961             57,950            236,106            388,435
                                                     ------------       ------------       ------------       ------------

Gross Profit (Loss)                                       48,551            (21,403)            33,210            174,388
                                                     ------------       ------------       ------------       ------------

Operating Expenses
  Exploration & Development                                   --             19,149                 --             94,299
  General & Administrative                               179,009            158,315            516,028            343,078
                                                     ------------       ------------       ------------       ------------

    Total Expenses                                       179,009            177,464            516,028            437,377
                                                     ------------       ------------       ------------       ------------

Net Operating Income (Loss)                             (130,458)          (198,867)          (482,818)          (262,989)
                                                     ------------       ------------       ------------       ------------

Other Income(Expense)
  Interest Expense                                       (62,622)           (28,086)           (96,190)          (102,197)
  Gain on sale of assets                                      --            (64,346)                --             (9,132)
  Gain on Settlement of Debt                                  --                 --            262,732                 --
  Interest Income                                              7              2,286                 10              2,330
  Minority interest                                        5,196                 --              5,196                 92
  Gain on sale of stock                                       --                 --                810                 --
  Miscellaneous Income (expense)                              --                  1                102                 19
                                                     ------------       ------------       ------------       ------------

    Total Other Income(Expense)                          (57,419)           (90,145)           172,660           (108,888)
                                                     ------------       ------------       ------------       ------------

Income (Loss) Before Income Taxes                       (187,877)          (289,012)          (310,158)          (371,877)

Provision (Benefit) for Income Taxes                          --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------

Net Income (Loss)                                    $  (187,877)       $  (289,012)       $  (310,158)       $  (371,877)
                                                     ============       ============       ============       ============

Net Income (Loss) Per Share                          $     (0.02)       $     (0.04)       $     (0.04)       $     (0.05)
                                                     ============       ============       ============       ============

Weighted Average Shares Outstanding                    7,790,557          6,829,799          7,429,559          6,335,548
                                                     ============       ============       ============       ============

                              ATLAS MINING COMPANY
                 Unaudited Consolidated Statements of Cash Flows


                                                       For the nine months ended
                                                             September 30,
                                                         -----------------------

                                                            2002        2001
                                                         ----------   ----------

Cash Flows from Operating Activities

  Net Income (Loss)                                      $(310,158)   $(371,877)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                            20,614      131,580
     (Gain) Loss on Disposal of Assets                           -        9,132
     (Gain) on Settlement of Debt                         (262,732)           -
     (Gain) on Sale of Stock                                  (810)           -
     Minority Interest                                       5,196          (92)
     Investment Exchanged for Services                           -        4,275
     Stock Issued for Services                             115,600       21,000
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                                   (28,117)     123,156
     Other Receivable                                      (10,343)         126
     Deposits and Prepaids                                  51,875        1,049
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                 (67,791)     (75,628)
                                                         ----------   ----------

  Net Cash Provided(Used) by Operating Activities         (486,666)    (157,279)
                                                         ----------   ----------

Cash Flows from Investing Activities
  Payments for Notes Receivable                             (8,540)        (900)
  Proceeds from Notes Receivable                                 -       23,998
  Purchase of Investments                                   (2,730)     (16,060)
  Proceeds from Sale of Investments                          1,350            -
                                                         ----------   ----------

  Net Cash Provided (Used) by Investing Activities          (9,920)       7,038
                                                         ----------   ----------

Cash Flows from Financing Activities
  Proceeds from Notes Payable                              682,450        9,000
  Proceeds from Line of Credit                                   -        8,795
  Payments for Line of Credit                               (4,133)     (45,400)
  Proceeds from Issuance of Common Stock                     1,000       95,000
  Proceeds from Issuance of Treasury Stock                       -       53,585
  Payments for Notes Payable                              (155,474)     (48,586)
                                                         ----------   ----------

  Net Cash Provided (Used) by Financing Activities         523,843       72,394
                                                         ----------   ----------

Increase (Decrease) in Cash                                 27,257      (77,847)
                                                         ----------   ----------

Cash and Cash Equivalents at Beginning of Period                 -       77,847
                                                         ----------   ----------

Cash and Cash Equivalents at End of Period               $  27,257    $       -
                                                         ==========   ==========

Cash Paid For:
  Interest                                               $  96,358    $  45,000
  Income Taxes                                           $       -    $       -

Non-Cash Activity:
  Stock Issued for Services                              $ 115,600    $  21,000
  Stock Issued for Acquisition of Property               $       -    $ 100,000

                              Atlas Mining Company
                 Notes to the Consolidated Financial Statements
                               September 30, 2002


GENERAL

         Atlas Mining Company (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Registration Statement on Form SB-2 for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 19, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho and Utah. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resource industries through our trade name "Atlas Fausett Contracting."

         Our primary source of revenue is generated by our Atlas Fausett Contracting operations. However, we also have exploration targets and timber. As a result, we are providing Management's discussion on our plan of operation.

Contract Mining

         Our contract mining generates most of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time, we anticipate that our contracting will remain a significant portion of our business.

Property Exploration

         We are currently considered an exploration company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. During the first nine months of 2002, we had no exploration expenses. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

         The majority of our exploration has been at the Dragon Mine in Juab County, Utah. We have furnished samples of the halloysite clay extracted from this property to potential buyers and distributors. The preliminary results of these samples have been favorable, however, we have not yet received any firm commitments from potential buyers. Once economic viability of this property and product is assured, we will move into the development and productions stage of this property.

Timber

         We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather.


Results of Operations

         Revenues for the nine month period ending September 30, 2002 were $269,316, and $562,823 for the same period in 2001. The difference was that the company had a sizeable contract in the first quarter of 2001 that we did not have in 2002. For the three month period ending September 30, 2002, revenues were $134,512, compared to $36,547 for the same period in 2001. After completion of the job in the first quarter of 2001, the company had little revenue for the following quarter. In the three month period ended September 30, 2002, revenues included $54,250 from timber sales, and -0- for the same period in 2001.

         Gross profit for the nine months ended September 30, 2002 was $33,210, compared to $174,388 for the same period in 2001. This was attributed to the greater volume of work the company had in the first quarter of 2001. For the three month period ended September 30, 2002, our gross profit was $48,551, compared to ($21,403) for the same period in 2001. Revenues in 2001 for this period compared to 2002 were not enough to offset costs.

         As of the nine month period ended September 30, 2002, our general and administrative expenses were $516,028 compared to $343,078 for the same period in 2001. For the three month period ended September 30, 2002, the general and administrative expenses were $179,009, compared to $158,315 for the same period in 2001. The increase in this category resulted mainly from increases in professional fees during 2002, because of the company's efforts to become a fully registered company.

         Our net loss for the nine month period ended September 30, 2002, was ($310,158) compared to ($371,877) for the same period in 2001. For the three month period ended September 30, 2002, the net loss was ($187,877) compared to ($289,012) for the same period in 2001. Although there was an increase in expenses during 2002 compared to 2001 (see previous paragraph), the net loss for 2002 decreased compared to 2001 as a result of a gain on settlement of debt recognized in 2002.

Liquidity And Capital Resources

         To date our activities have been financed primarily through the sale of equity securities as well as revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contracting work and to log our timber properties to help pay for our operations. In 2000 and 2001 the contracting work accounted for about 85% of the total revenues. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

         We have a note payable to William Jacobson, an officer and director of the Company, payable on demand and bearing no interest. The proceeds of this obligation were used for general working capital. The current amount due as of September 30, 2002 is $155,663.09. We have an unsecured line of credit for $50,000 with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at December 31, 2001 and 2000 was $32,517 and $39,503, respectively. The current balance as of September 30, 2002 is $27,804. The funds were used for general working capital and are on a revolving credit line. In 2000, we entered into an agreement with Universal Funding for a secured revolving credit line, immediately payable by accounts receivable. At December 31, 2000, and 2001 the balance of the advances were $38,715 and 0, respectively. The current balance at September 30, 2002 is -0-. Interest is payable after 90 days at 0.17% daily. The proceeds of this loan are used for payroll. Accounts payable due as of September 30, 2002 are $71,900 for daily operations and taxes owed.

         We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 due in monthly payments of $1,000 with a balloon payment due at maturity. The note matured on August 16, 2001. We are currently negotiating with them regarding terms of repayment. The note was for accounting services provided to us in 1999 and 2000. As of September 1, 2002 our current balance, including interest is $63,234. We have a note payable to American National Mortgage due in monthly installments for interest and fees of $18,743.79, maturing on May 31, 2003, and secured by property in northern Idaho. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $119,371 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho. The funds were used for working capital and will be repaid from logging income. We had a note payable, in the amount of $15,000 to Lovon Fausett, who was a former director of the Company, payable on demand and bearing no interest. The proceeds of this note were used for working capital. We also had a note payable to Fausett International due in monthly payments of $15,000, including interest at 8.75% and collateralized by equipment and supplies. This note matured on August 22, 2001. The balance as of December 31, 2001 was $782,741. Lovon Fausett is recently deceased, and as neither he nor his estate are affiliated with the Company, we settled both notes by returning the majority of equipment and canceling all Fausett related obligations for $53,500, which is to be repaid from the proceeds of an offering of 6,000,000 shares of common stock, which was registered on Form SB-2 on October 28, 2002. We will acquire other equipment at a more reasonable rate in order to continue our operations.

         Our principal sources of cash flow are from our timber properties, which averaged $10,000 per month in fiscal year 2000 and $4,400 per month in 2001, and our contract mining, which averaged $53,000 per month in fiscal year 2000 and 2001. In addition, we also rely on our credit facilities and any public or private equity issuances we may conduct in the future.

         As of April 1, 2002, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month to month basis from the Lutheran Church. We do not have a written rental agreement. In 2000 and 2001 we rented from Fausett International, Inc., owned by Lovon Fausett, and paid $2,200 and $15,400 respectively.

         We agreed to sell shares of Atlas common stock for proceeds of up to $2 million to Summa Metals, a Nevada corporation, at approximately $0.33 per share. During April 2001, we received $95,000 in proceeds from the sale of the common stock. No further payments were made, and we issued 271,430 shares to Summa and cancelled the remainder of the agreement.

         If we do not reduce any of this debt from proceeds of our offering, if we do not renegotiate any of this debt or if repayment is demanded, we would be obligated to pay an average of $64,768 per month or $777,216 for the next fiscal year.

         We will need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans, although we have no plans to conduct any of these activities at this time. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on our ability to pursue our business plan, and possibly our ability to continue as a going concern.

         If we receive less than $1,500,000 in proceeds from the offering, we will attempt to satisfy these debts through a negotiated settlement, and/or ask for extended terms until we can become more profitable or until we can conduct an additional offering to help satisfy these debts. We cannot assure you that any of these events will occur or, if they do occur, when they will occur.

ITEM 1.  Legal Proceedings

            None

ITEM 2.  Changes in Securities

            On August 21, 2002, the Company issued 50,000 restricted shares of its common stock to an accredited investor for $0.10 per share or an aggregate purchase price of $5,000. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered in a private sale by the Company.

ITEM 3.  Defaults Upon Senior Securities

            None

ITEM 4.  Submission of Matters to a Vote of Security Holders

            None

ITEM 5.  Other Information

            None

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

The following exhibits are included in this Report or incorporated by reference into this Report:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
---------      -----------------------

3.1 Restated Articles of Incorporation of Atlas Mining Company (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2/A filed June 11, 2002).

3.2         Atlas Mining Company Bylaws (incorporated by reference to Exhibit
            3.2 to the Company's Form SB-2/A filed June 11, 2002).

99.1        Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

99.2        Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

         None.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATLAS MINING COMPANY


Dated: November 13, 2002             /s/ William Jacobson
                                --------------------------------------------
                                By: William Jacobson
                                Chief Executive Officer, Chief Financial Officer and Chairman of the Board