Form 10QSB/A
period 2002-09-30
ATLAS MINING CO
filed 2002-12-23
CIK 8328

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/


The number of shares outstanding of the only class of the issuer's common equity as of December 19, 2002 is 9,673,389 shares of Common Stock.

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

         Unaudited Consolidated Balance Sheet
         September 30, 2002 and December 31, 2001............................. 3

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

  Signatures ................................................................ 10

  Exhibits .................................................................. 11

                              Atlas Mining Company
                           Consolidated Balance Sheets
                                   (REISSUED)


                                     ASSETS
                                     ------
                                                     September 30,  December 31,
                                                        2002            2001
                                                     ------------   ------------
                                                     (Unaudited)
Current Assets
  Cash                                               $    27,257    $        --
  Investment Securities Available for Sale                13,654         11,464
  Accounts Receivable - Trade                             57,784         29,667
  Receivables - Other                                     11,479          1,136
  Deposits and Prepaids                                   29,684         26,523
                                                     ------------   ------------

Total Current Assets                                     139,858         68,790
                                                     ------------   ------------

Property & Equipment, Net                                365,516        767,463
                                                     ------------   ------------

Other Assets
  Contracting Supplies                                     9,000        207,123
                                                     ------------   ------------
Total Other Assets                                         9,000        207,123
                                                     ------------   ------------

    Total Assets                                     $   514,374    $ 1,043,376
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
  Bank Overdraft                                     $        --    $    10,395
  Accounts Payable and Accrued Expenses                  179,730        290,068
  Accounts Payable - Related Party                            --         44,534
  Line of Credit                                          28,024         32,157
  Current Portion of Long-Term Debt                      815,329        993,759
                                                     ------------   ------------

Total Current Liabilities                              1,023,083      1,370,913
                                                     ------------   ------------

Long Term Liabilities
  Notes Payable                                          734,813        189,249
  Notes Payable - Related Party                          153,477        912,389
  Less: Current Portion of Long-Term Debt               (815,329)      (993,759)
                                                     ------------   ------------

Total Long Term Liabilities                               72,961        107,879
                                                     ------------   ------------

Minority Interest                                         73,539         78,735
                                                     ------------   ------------

Stockholders' Equity
  Preferred stock, Authorized 10,000,000 Shares,
    $1.00 Par Value, Noncumulative Nonvoting,
    Nonconvertible, None Issued or Outstanding                --             --
  Common Stock, Authorized 60,000,000 Shares,
    No Par Value, Issued and Outstanding
    8,114,945 and 6,997,283 Shares, Respectively       2,514,045      2,387,445
  Retained Earnings (Deficit)                         (3,131,185)    (2,821,027)
  Accumulated Comprehensive Income/ (Loss)               (30,569)       (30,569)
  Prepaid Expenses                                        (7,500)       (50,000)
                                                     ------------   ------------

Total Stockholders' Equity                              (655,209)      (514,151)
                                                     ------------   ------------

    Total Liabilities and Stockholders' Equity       $   514,374    $ 1,043,376
                                                     ============   ============
                                       3

                                       Atlas Mining Company
                               Consolidated Statements of Operations
                                            (Unaudited)
                                            (REISSUED)

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
                                       ============   ============   ============   ============

                              Atlas Mining Company
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (REISSUED)

                                                       For the nine months ended
                                                              September 30,
                                                        -----------------------

                                                           2002         2001
                                                        ----------   ----------

Cash Flows from Operating Activities

  Net Income (Loss)                                     $(310,158)   $(371,877)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                           20,614      131,580
     (Gain) Loss on Disposal of Assets                         --        9,132
     (Gain) on Settlement of Debt                        (262,732)          --
     (Gain) on Sale of Stock                                 (810)          --
     Minority Interest                                      5,196          (92)
     Investment Exchanged for Services                         --        4,275
     Stock Issued for Services                            110,600       21,000
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                                  (28,117)     123,156
     Other Receivable                                     (10,343)         126
     Deposits and Prepaids                                 48,089        1,049
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                (67,791)     (75,628)
                                                        ----------   ----------

  Net Cash Provided(Used) by Operating Activities        (495,452)    (157,279)
                                                        ----------   ----------

Cash Flows from Investing Activities
  Payments for Notes Receivable                                --         (900)
  Proceeds from Notes Receivable                               --       23,998
  Purchase of Investments                                  (2,730)     (16,060)
  Proceeds from Sale of Investments                         1,350           --
                                                        ----------   ----------

  Net Cash Provided (Used) by Investing Activities         (1,380)       7,038
                                                        ----------   ----------

Cash Flows from Financing Activities
  Proceeds from Notes Payable                             677,696        9,000
  Proceeds from Line of Credit                                 --        8,795
  Payments for Line of Credit                              (4,133)     (45,400)
  Proceeds from Issuance of Common Stock                    6,000       95,000
  Proceeds from Issuance of Treasury Stock                     --       53,585
  Payments for Notes Payable                             (155,474)     (48,586)
                                                        ----------   ----------

  Net Cash Provided (Used) by Financing Activities        524,089       72,394
                                                        ----------   ----------

Increase (Decrease) in Cash                                27,257      (77,847)
                                                        ----------   ----------

Cash and Cash Equivalents at Beginning of Period               --       77,847
                                                        ----------   ----------

Cash and Cash Equivalents at End of Period              $  27,257    $      --
                                                        ==========   ==========

Cash Paid For:
  Interest                                              $  96,358    $  45,000
  Income Taxes                                          $      --    $      --

Non-Cash Activity:
  Stock Issued for Services                             $ 110,600    $  21,000
  Stock Issued for Prepaid Expenses                     $  10,000    $ 100,000

                              Atlas Mining Company
                 Notes to the Consolidated Financial Statements
                               September 30, 2002

GENERAL


         Atlas Mining Company (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Registration Statement on Form SB-2 for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on April 19, 2002.


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


         We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 due in monthly payments of $1,000 with a balloon payment due at maturity. The note matured on August 16, 2001. We are currently negotiating with them regarding terms of repayment. The note was for accounting services provided to us in 1999 and 2000. As of September 1, 2002 our current balance, including interest is $63,234. We have a note payable to American National Mortgage due in monthly installments for interest and fees of $18,743.79, maturing on May 31, 2003, and secured by property in northern Idaho. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $119,371 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho. The funds were used for working capital and will be repaid from logging income. We had a note payable, in the amount of $15,000 to Lovon Fausett, who was a former director of the Company, payable on demand and bearing no interest. The proceeds of this note were used for working capital. We also had a note payable to Fausett International due in monthly payments of $15,000, including interest at 8.75% and collateralized by equipment and supplies. This note matured on August 22, 2001. The balance as of December 31, 2001 was $782,741. Lovon Fausett is recently deceased, and as neither he nor his estate are affiliated with the Company, we settled both notes by returning the majority of equipment and canceling all Fausett related obligations for $53,500, which is to be repaid from the proceeds of an offering of 10,000,000 shares of common stock. We will acquire other equipment at a more reasonable rate in order to continue our operations.

         Our principal sources of cash flow are from our timber properties, which averaged $10,000 per month in fiscal year 2000 and $4,400 per month in 2001, and our contract mining, which averaged $53,000 per month in fiscal year 2000 and 2001. In addition, we also rely on our credit facilities and any public or private equity issuances we may conduct in the future.

         Cash flow from operating activities for the nine month period ended September 30, 2002 was ($495,452) compared to ($157,279) for the same period in 2001, a difference of $338,173. The two major factors for the decrease are the depreciation in 2001 of $131,580 compared to $20,614 in 2002, and the gain on settlement of debt in 2002 of $262,732.

         The Company realized a use of funds of ($1,380) from investing activities for the nine month period ended September 30, 2002, compared to a positive figure of $7,038 for the same period in 2001, a difference of $8,418. The reason for the decrease is that in 2001, the Company realized a collection of a receivable that was not available in 2002.

         Cash flow from financing activities for the nine month period ended September 30, 2002 was $524,089 compared to $72,394 for the same period in 2001, a difference of $451,695. The reason for the increase is that the Company borrowed funds in 2002 to meet its working capital needs until the completion of this offering on Form SB-2. The Company did not need to borrow this amount of funds in the previous year.

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

                                ATLAS MINING COMPANY

Dated: December 23, 2002        /s/ William Jacobson
                                ------------------------------------------------
                                By: William Jacobson
                                Chief Executive Officer, Chief Financial Officer
                                and Chairman of the Board