Form 10KSB
period 2002-12-31
ATLAS MINING CO
filed 2003-04-14
CIK 8328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-31380

                              ATLAS MINING COMPANY
                              --------------------
                 (Name of small business issuer in its charter)

             Idaho                                       82-0096527
-----------------------------------         ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                             630 East Mullan Avenue
                               Osburn, Idaho 83849
                               -------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (208) 556-1181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which each is registered
-------------------            -------------------------------------------------
       None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $403,586.

         The number of shares of the registrant's common stock, no par value per share, outstanding as of April 4, 2003 was 15,327,389. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 4, 2003, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $1,481,178.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

         Transition Small Business Disclosure Format:     Yes [ ]       No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..............................    4
         ITEM 2.      DESCRIPTION OF PROPERTY..............................   10
         ITEM 3.      LEGAL PROCEEDINGS....................................   15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.....................................   15

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..........................   15
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.................   17
         ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........   27
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   27

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT....................   28
         ITEM 10.     EXECUTIVE COMPENSATION...............................   29
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS..................................   30
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......   31
         ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.....................   32
         ITEM 14.     CONTROLS AND PROCEDURES..............................   32

SIGNATURES

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Business, Operating Results and Financial Condition", as well as the following:

         o our uncertainty whether a commercially viable deposits or "reserves" exist on any of our properties;

         o our lack of capital and whether or not we will be able to raise capital when we need it;

         o risks of loss of timber revenues due to fire, disease or weather;

         o change of market prices for timber, halloysite clay or other marketable deposits we may find on any of our properties;

         o whether or not we will continue to receive the services of our executive officers and directors, particularly our President, William T. Jacobson;

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY
--------------------------------------

         We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho and Utah. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resources industries through our trade name "Atlas Fausett Contracting." We were originally incorporated on March 4, 1924 in Idaho and commenced our operations on that date.

         From 1980 to 1997, we had no activities. In 1997, we acquired the equipment of Fausett International, Inc. for $1,416,099 and began our contracting business. In 1998, we acquired the Sierra Silver Lead Mining Company, an Idaho corporation for $276,157. This merger added an additional
329.18 acres of mineral rights to our current holdings. In 1999, we also acquired the majority outstanding shares of Olympic Silver Resources, Inc., a Nevada corporation for $228,566. The acquisition of Olympic gave us control of an Olympic subsidiary mine in Zacatecas, Mexico. In 2001 our agreement on the mine in Zacatecas expired and we no longer have any interest there. In 1999 we acquired the Aulbach mining claims for $ 50,000, approximately 100 acres of timber and mineral property in northern Idaho. In 1999 we acquired 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho. In 2001, we entered into a lease purchase agreement on the Dragon Mine in Juab County, Utah for $100,000. We believe this property may contain a deposit of high quality clay, which we plan to explore further. In 2002, we cancelled our agreement with Fausett International, Inc., returned the equipment and settled the remaining payment terms as described below in our discussion entitled "Management's Discussion And Analysis - Liquidity and Capital Resources." We were not able to utilize this equipment enough to justify the cost related to owning it.

         In the future, we intend to be able to acquire additional properties near our current mines and elsewhere.

         In addition to the mineral resources, we also have harvestable timber resources on our properties. We contract out logging of our timber to create revenues and cash flows for our other operations. We have also harvested timber on approximately 320 acres of our previously owned and newly acquired properties.

         We also intend to expand our contract mining services. These services were originally developed and marketed to provide us with operating revenues. We hope to increase the revenue derived from these services and to utilize our expertise in this area to explore our owned properties.

         CONTRACT MINING
         ---------------

         Because of exploration costs and other budget constraints, mining on our properties has remained idle since the 1980s. However, on August 10, 1997 our board met and approved a plan to revitalize Atlas Mining for the purpose of increasing shareholder value and, in the long term, of making us an operating company with producing mines.

         The first step in this process was to form a contract mining service under the trade name of Atlas Fausett Contracting, which we refer to as AFC. We acquired equipment and tools and hired key employees from Fausett International, Inc., or Fausett, a privately held mining contracting firm with over 30 years experience in the mining industry. These employees brought with them extensive knowledge and expertise in all aspects of underground mining.

         AFC began contracting work on August 15, 1997. Among its many services, AFC performs site evaluation, feasibility studies, trouble-shooting and consultation prior to the undertaking of exploration and mine development. AFC's projects include all types of underground mine development, rehabilitation and specialized civil construction. In addition AFC provides mine closures services. Services are contracted for either individually or as joint ventures depending on the requirements of a particular project or the specific needs of an individual client. AFC also handles work under contract from government agencies.

         AFC crews are experienced and have worked on projects in Idaho, Montana, Oregon, Washington, Nevada, Colorado, Arizona, New Mexico, and British Columbia. AFC has the required licenses to work in Idaho, Washington and Montana and has the ability to license in most states in the western United States. AFC operates under a permit from the Mine Safety and Health Administration and also possesses a permit to handle explosives from the Bureau of Alcohol, Tobacco and Firearms.

         AFC was the main contractor at the Mayflower Mine, a Brimstone Gold Corp. project, outside of Whitehall, Montana, and for the Holden Mine closure, a U.S. Government and U.R.S. Corporation project on Lake Chelan, Washington.

         AFC must also compete with other smaller companies that provide contract services related to underground mining. However, AFC has experience in a number of different mining techniques. Besides normal underground mining activities, AFC pursues projects in civil construction which require its expertise in ground stabilization (such as grouting, shotcrete, and rock bolting). AFC has provided tunnel construction expertise for hydroelectric work. AFC also works with government agencies and other mining companies with respect to mine closures to help with industry efforts to alleviate potential hazards from abandoned mines.

         Since AFC mainly concentrates on underground mining activities, there is very little surface disturbance, which is the main environmental concern faced by mining companies whose activities are centered on surface mining.

         TIMBER
         ------

         Our entry into the timber industry was commenced primarily as a means of generating cash flow from our exploration properties in northern Idaho. Our intention is to remain in this industry only to the extent that it supplements our revenue while we are conducting our exploration activities. With the amount of timber remaining on Atlas property, we can supplement our revenue for the next couple of years. As we harvest this timber, we will continue to seek out additional exploration properties with harvestable timber. It takes approximately fifteen to twenty years for a tree to mature in northern Idaho, and our current goal is to acquire enough harvestable land to enable us to rotate our logging activities on a yearly basis to allow previously harvested areas the time to grow and mature marketable trees.

         When we sell or timber we contract our logging to a qualified logger, Randy Mattson, whose experience and reputation in the industry qualifies him to negotiate the sale of our timber to various lumber mills in the area. We do not have a written contract with Mr. Mattson, but rather hire him on an as needed basis. As with most commodities, timber is subject to price fluctuations and to government regulation.

         The timber business is a cyclical business with lumber prices that fluctuate based on a number of factors including new housing starts, imports, and government regulations. North Idaho is predominately held by the U.S. government, either by the Forest Service or by the Bureau of Land Management. When these agencies decide to harvest timber the excess timber can affect the price the mills are willing to pay. In recent years there have been less government sales of timber due to the environmental and bureaucratic policies related to these sales. This has created more demand for privately held timber. We do not hold any contracts with any particular mills. We do, however, supply timber to Louisiana Pacific, a local mill, which constitutes 80% of our annual timber revenues generated, and maintain a good relationship with them. Another factor that makes this aspect of our business cyclical is the weather. North Idaho has a heavy snowfall each winter, making logging difficult during those months. Consequently we do the majority of our logging efforts in the summer and fall. Our property consists primarily of pine, fir and larch, which is used predominately in the building industry.

         Our logging activities are regulated by the Idaho State Department of Lands. They inspect our logging practices and inform us of any activities that may cause either a safety or an environmental problem. Our logger carries workers compensation and liability insurance, and falls under the guidelines of Occupational Safety and Health Act.

         EXPLORATION
         -----------

         We intend to conduct our exploration activities for halloysite clay and other minerals, and intend to acquire commercially feasible properties that can be put into production with minimal environmental problems and with limited financial resources. We do not intend to seek out and acquire other properties until we have finished conducting our feasibility surveys and other exploration work on our current properties. Although we have not yet generated income from these properties, we are continuing our exploratory work on these properties.

         In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration expenses for the period ending December 31, 2001, were $115,369. In that year, we spent $51,525 on our silver exploration, and $63,844 on our clay exploration. In 2002, we spent $48,280 on clay exploration and $0 on silver exploration.

         The halloysite clay is considered a non-toxic material and, if commercially viable amounts are discovered on the property, we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. As this is a process that will be achieved only after the exploration stage and development stages are completed, we have not formalized any plans for mining and processing the clay.

         We are not aggressively looking for silver properties at this time, as we have been concentrating on our efforts to bring the clay property from the exploration stage to the development stage. We have also contacted potential customers, distributors and suppliers in the clay businesses and are still attempting to complete our assessment of the property. Should production be warranted, we intend to generate a list of potential buyers. Each buyer may have a different use for the product and the price and quantity will vary as a result.

         In anticipation of our clay exploration activities reaching the development and/or production stages, we have submitted a mining and reclamation plan to the proper state authorities, and have received acceptance of our plan. In the future, we may pursue additional acquisitions and exploration of other properties for metals and industrial minerals, development of which will require submission of new mining and reclamation plans to the proper state and federal authorities.

BUSINESS STRATEGY
-----------------

         As was noted above, the creation of AFC was done for the purpose of creating operating revenues for us. We intend to expand our exploration, and our timber production.

         To date our activities have been financed primarily through debt and the sale of equity securities and the issuance of equity for the acquisition of mining property. See "Management's Discussion and Analysis - Results of Operations."

         We will need to obtain additional funding to pursue our business strategy. At the present time, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans, although we have not entered into negotiations for any of these sources at this time. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year would have a detrimental effect on our viability and ability to pursue our business plan.

COMPETITION
-----------

         CONTRACT MINING
         ---------------

         A review of Dun and Bradstreet shows that the main competitors of AFC in the contract mining business are: American Mine Services, Inc.; Dynatec Mining Corporation; Tyson; J.S. Redpath and Small Mines Development. Except for Small Mine Development, each of these companies are larger corporations or part of larger companies which gives them the depth to take on larger projects that require large capital investments.

         Similarly, AFC must compete with other companies that provide contract services related to underground mining. AFC has had the opportunity to compete outside of this area on occasion in that it has used its underground mining expertise in different ways. Such related use of this expertise has been in such things as rock bolting, shotcrete, and grouting for ground support. AFC has provided tunnel construction expertise for hydroelectric work. AFC has also acquired and completed mine closure projects under the jurisdiction of the Forest Service and State and Federal Environmental Agencies.

         The amount of underground contracts for which AFC could bid fluctuates greatly depending on the economic climate of the industry. However on average the total contracts offered are generally between $100 and $120 million per year. The three major competitors to AFC, Redpath, Dynatec and Tyson, get the largest projects, which probably accounts for 80% to 90% of all projects available. The remaining projects are spread out between Small Mines Development, AFC and a few others.

         However, we believe we are in a unique position due to our manpower and mining knowledge and experience. AFC has the ability to compete on larger projects because of its expertise. However, the issue of whether to compete on larger projects depends on our willingness to devote the necessary capital, bonding, and other resources to larger projects when these resources might be better used in the exploration of our own properties. The goal of our management at this time is to show continued growth and profitability in AFC in order to support the total corporate structure, and to utilize the talents and resources of the AFC for our own exploration projects when those resources are available.

         We have noticed less activity in the mining industry in the United States over the past three years. During this period the price of metals has declined while additional costs due to regulations imposed on the industry have driven mining costs upward making mining less profitable. Consequently, the ability to generate a sustainable revenues source from AFC has been hampered. Because we do not know if and when this trend will end, management has decided to find mineable resources on its own properties to utilize the manpower and equipment available to the company.

         TIMBER
         ------

         We face large numbers of competitors in this industry, and our competitors include individuals who may own property in northern Idaho and wish to sell their lumber at market prices to local mills. We are affected by market prices, and as prices fall and competing suppliers increase, our revenues from this business may fall significantly. Logging activities in northern Idaho are seasonal due to the large amount of snow that accumulates during the winter. We do most of our logging activity in the summer and fall.

         EXPLORATION
         -----------

         We face a large number of competitors with respect to our exploration activities. Although we may have some advantage with respect to companies smaller than ours, we also face the common disadvantage against larger companies with more available capital. Consequently we have limited our exploration activities to the clay property (Dragon Mine).


GOVERNMENTAL REGULATION
-----------------------

         CONTRACT MINING
         ---------------

         We are subject to a variety of state and federal regulations with respect to this aspect of our business. Most states require a contractors' license before conducting business in their state. Each state has a different procedure for licensing. We estimate the annual cost to maintain our state contractors licenses to be approximately $500 per year. We obtain and pay workers compensation insurance, unemployment, and state withholding in all states in which we work. We handle these functions as a part of our normal clerical process.

         Several states that we operate in require a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, Chapter 40). This license must be renewed every three years. If we hire new employees that will handle our explosives, we are required to submit information to the ATF. Over the past year, the ATF has asked that we keep in contact with them regarding any projects that require the use of explosives.

         Property owners must also obtain permits prior to mining. We have always required that the mine owner permit his project with the proper regulatory authority prior to beginning work, which relieves us of any cost or liability.

         We are licensed under the Mine Safety and Health Act of 1997 (MSHA) (License number: VL-2). We are required to submit quarterly reports of our activities MSHA and to conduct annual refresher courses for our employees. The annual cost of these functions varies based on the amount of activity.

         We estimate that compliance with the described state and federal regulations costs us approximately $7000 per year.

         TIMBER
         ------

         Our timber business is regulated by the Idaho state Department of Lands under the Idaho Forestry Act Title 38, Chapter 1. Under this regulation, a logger must apply for and obtain a Notification of Forest Practices prior to starting a logging project. This permit requires the logger to maintain proper logging practices, including erosion abatement, and fire prevention. The State of Idaho retains $4 per thousand board feet from all logs hauled to the mill, and once the project is completed, along with a State inspection verifying that the project was completed according to Idaho Forest Practices Act, the logger applies for a release of these funds. Although we contract out our logging, we may be liable, as the landowner, for problems created by the logger. However, we take measures to ensure that our contracted loggers are reputable and incidents do not occur. We do not currently have any direct costs related to this regulation.

         EXPLORATION
         -----------

         Should we decide to conduct exploration activities in Idaho, we must notify the Idaho State Bureau of Mines as required under Title 47, Chapter 1, the Department of Lands, and the federal Mine Safety and Health Administration of our intent. If we produce any ground disturbance, we will then need to notify the State Department of Environmental Quality to ensure that we are working within their guidelines. However, we do not intend to conduct any exploration in Idaho at this time.

         We do intend to conduct some exploration at the Dragon Mine in Juab County, Utah. The Utah Department of Natural Resources sets the guidelines for exploration based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5. We have applied for and received the proper permit from them. Before we start any long-term work at the Dragon Mine, we will also apply for authority from the Utah Department of Commerce to conduct business as a foreign corporation in the state as required by Utah Code, Title 16-10A-1501. Compliance with these regulations is expected to cost us approximately $200 per year. We do not plan to hire any additional people for his process at this time, but will utilize existing employees already covered by Idaho State employment regulations.


EMPLOYEES
---------

         As of December 31, 2002, Atlas Mining and its subsidiaries have five employees. We have also outsourced some of our logging work to a logging contractor who employs approximately ten people. In addition, we periodically utilize the services of various individuals on a consulting basis. In 2001 and 2002, we hired a geologist, Richard Tschauder, and an industrial minerals consultant, Phlogiston Company, for their consulting services. We do not have employment agreements with any of our employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.


ITEM 2.  DESCRIPTION OF PROPERTY

PRINCIPAL OFFICE
----------------

         We rent office space from the Silver Valley Christian Academy in Osburn, Shoshone County, Idaho. The address of the property is 630 East Mullan Avenue, Osburn, Idaho 83849. The property is a two-room office, containing approximately 800 square feet, in a business complex in the downtown area of Osburn, Idaho. The rent is $300 per month and there is no rental agreement.

MINING PROPERTIES
-----------------

         We have assets of real property, mineral leases and options. The following section describes our right, title, or claim to our properties and each property's location. This section also discusses our present plans for exploration of the properties, and an estimate of mineralized material located on each property. Please refer to our Glossary at the end of this section for definitions of technical terms used in our discussion.

SHOSHONE COUNTY, IDAHO
----------------------

         Exploration
         -----------

         We own approximately 800 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. Atlas was originally incorporated to pursue mining activities on the Atlas mine property near Mullan, Idaho. This property had some past production of silver, lead, zinc and copper in the early 1900's. However, the existence of minerals on this property cannot be determined without extensive exploration. Any revenues we may eventually generate may be used to further explore mines within the Shoshone County area or to acquire and explore new properties wholly unrelated to our Shoshone County properties. We have no plans for exploration of the Shoshone County mines at this time.

         Our properties in Shoshone County are divided into five separate tracts. These sections are named for the mines located in that specific section. The section location and estimated acreage are as follows:

          Section Of The Coeur D'alene Mining District Estimated Acres
          ------------------------------------------------------------

Atlas Mine                                 540 acres fee simple and patented,
                                             180 unpatented
Sierra Trapper Creek                       80 acres patented
Aulbach, Section 6 & 7                     100 acres patented
Sierra Silver, Woodland Pk & 9 Mi          60 acres patented, 80 acres mineral
                                             rights
Sierra Hardscrabble                        20 acres patented

         The largest section is the Atlas Mine. The underground Atlas Mine, idle since the early 1980's due to exploration budget restraints, is located on the east end of the Coeur d'Alene Mining District in Shoshone County. The property is accessible by interstate freeway and a county maintained road. Geologically, the property lies just south of the Osburn Fault in the Wallace and St. Regis formations. The Mine has over 7,000 feet of tunnels with a rail system and a 2,000-foot internal shaft which can be accessed for future exploration.

         The other properties in Shoshone County have no accessible workings. All the properties are accessible either by state highway, county road or forest service roads.

         The Atlas property currently carries a first mortgage to CLS Mortgage, and a second mortgage to American Mortgage. We owe CLS Mortgage $119,371, on which we pay $1,614 per month. We owe American Mortgage $552,308. However, American Mortgage has been closed down by state regulators and has filed bankruptcy. We are in the process of negotiating a settlement of this debt.

         Timber
         ------

         We estimate that our properties in Shoshone County contain approximately 2 million board feet of harvestable timber. We contract with independent loggers to harvest the timber and deliver it to mills. We contract our logging activities to Randy Mattson, who has over 20 years of experience in the industry. The current return to Atlas is approximately $150 per thousand board feet. A board foot of lumber is one foot by one foot by one inch. We implement reforestation techniques to replenish its timber supply.

         We acquired our Sierra properties through the acquisition of Sierra Silver Lead Mining Company. Through this purchase the Company acquired approximately 329 acres of mineral rights that include approximately 250 acres of surface land and timber. Although there was a small amount of zinc mined on the Sierra Silver property, there has been no mining activity for over forty years. Subsequent to the purchase we sold approximately 100 acres. The majority of the Sierra property lies south of the Osburn Fault in the Wallace formation, and has no reserves. The property does have approximately 500,000 board feet of timber, which we value at approximately $75,000.

         We acquired our Aulbach claims in March 1999 from Trail Gulch Gold Mining Company. Through this purchase, we acquired approximately 100 acres of surface land and mineral rights, including timber rights. To date, we have logged approximately 650,000 board feet of timber on the property with an approximate net value of $105,000.

ZACATECAS, MEXICO
-----------------

         San Acacio Mine
         ---------------

         We previously controlled the mining assets of the San Acacio Mine in the Zacatecas District of Mexico until our agreement on the property expired in July 2001. We no longer have any interest in the San Acacio Mine.

JUAB COUNTY, UTAH
-----------------

         Dragon Mine
         -----------

         The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District) has been principally exploited for halloysite clay, a rare and high unit value clay mineral. The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian. Since July 10, 2001, Atlas Mining Company has leased the property from Conjecture Silver Mines, Inc., whose address is P.O.B. 14006, Spokane, Washington 99214. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we have the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or we may buy the property for $500,000 if we have $1,000,000 in sales from the mine in a 12-month period. On June 13, 2002, we notified Conjecture Silver Mines of our intent to renew our lease for an additional year. On July 10, 2002, we issued an additional 100,00 shares of common stock to Conjecture Silver Mines, Inc. for rights to the property for another year. Should we mine the property, if warranted, before we have completed purchase of the property, we are liable to pay a 3% cash royalty on the gross sales of product from the property.

         Conjecture Mines acquired the claims through a Quit Claim deed and share exchange with Grand Central Silver Mines, Inc. From 1950 to 1977, the Dragon Mine was owned by Anaconda and operated by Filtrol Corporation. The property has been idle since 1977. Examination of the mine maps, the open pit and surviving correspondence, coupled with informal interviews of former employees, all lead us to the conclusion that the mining techniques were likely inefficient which combined with developments of synthetic catalysts (the halloysite was mined for petroleum cracking) led the mine to price itself out of business.

         Previous owners' records indicate that over 1.1 million tons were mined at the property from 1950 until it closed. Those records also indicate approximately 300,000 tons of mineralized material remain on the property. The previous owners also conducted some exploration core drilling and some reverse circulation drilling, but the records of the results are incomplete. The figures in this paragraph depend on the assumption that the old records and maps are accurate. Our analysis of the surviving maps and record lead us to believe that their estimates of 300,000 tons of mineralized material are still valid. The previous owners' geologists determined the area of influence was no more than 80 feet along strike and 100 feet along dip. There were no chemically quantifiable cutoffs to the mineralized material. It appeared that the most distinguishable factors were visual indicators. The specific gravity they used was a density of 17 cubic feet per ton. Until we are able to conduct our own exploration drilling program, we can not confirm this information. If these records are not correct we may be overstating the estimated mineralization material left in the mine.

         The property is located in the arid mountains approximately 2 miles west of Eureka, Utah and can be accessed via state highway and county road. The property has been mined in the past, however the only evidence of mining is an open pit area and an abandoned head frame. The Union Pacific Railroad has a spur approximately 2 miles from the property. Power is approximately 1.5 miles from the site, and there is no available water on the property at this time.

         We believe the halloysite material formed through the alteration of a shale bed lying between a limestone bed and igneous rocks. The base of the limestone was selectively replaced by iron oxide material with abundant manganese. The shale was altered to halloysite. This unit is evident in the open pit. Following the alteration event, halloysite was squeezed into northeast-striking faults upward through the limestone to the top of the bedrock in places. Our geologists see added potential to the northeast along these faults and in the replaced beds to the east and northeast. This potential has not yet been quantified.

         Samples taken from surface exposures of the halloysite material have been made available to parties interested in conducting suitability tests. Samples have been taken from seven areas within the open pit. On the surface, the halloysite material is chalky white, often stained by iron leaking downward from the iron cap, but a few inches beneath the surface, the halloysite material turns to soft, wet-looking and soapy feeling, often with a bluish tinge. However, this material loses its water content and turns chalky within a few days of exposure to air.

                        DESCRIPTION OF PROPERTY GLOSSARY
                        --------------------------------

Alteration:       Changes in chemical or mineralogical composition of a rock generally produced by weathering or hydrothermal solutions.

Clay: A size term regarding particles, regardless of mineral composition, with a diameter of less than four microns, or a group of hydrous alumino-silicate minerals related to the micas.

Development:      The preparation of an established commercially mineable
                  deposit (reserves) for its extraction which are not in the production stage.

Exploration:      The search for mineral deposits (reserves) which are not in either the development or production stage.

Fault: A fracture or fracture zone along which there has been displacement of the sides relative to one another parallel to the fracture.

Formation:        The primary unit of formal mapping or description.

Grout: A form of ground stabilization where in cement is pumped into the rock formation.

Halloysite:       A clay mineral related to kaolin with essentially the same chemical composition, but has crystals which are slender hollow tubes.

Mineral: A naturally formed chemical element or compound having a definite range in chemical composition and usually a characteristic crystal form.

Mining Claim: That portion of mineral lands that a miner takes and holds in accordance with mining laws.

Open Pit:         A hole in the ground left by the extraction of material.

Reserve: That part of an identified resource from which a useable commodity can be economically and legally extracted at the time of determination.

Resource:         A concentration of naturally occurring materials in such form that economic extraction is currently or potentially feasible.

Shaft:            An excavation of limited area compared to its depth.

Shotcrete:        A form of ground stabilization where concrete is sprayed on the rock to give it strength.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "ALMI". Our common stock began trading on the OTC Bulleting Board on July 19, 2002; prior to that date our stock traded on the Over-The-Counter Pink Sheets under the symbol "ALMI". These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                      2002                           2001
                              High          Low               High        Low
                              ----          ---               ----        ---
         First Quarter        $0.15         $0.08             $0.09       $0.02
         Second Quarter       $0.13         $0.09             $0.25       $0.07
         Third Quarter        $0.16         $0.17             $0.25       $0.10
         Fourth Quarter       $0.18         $0.06             $0.15       $0.08

         As of April 4, 2003, there were approximately 1,688 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on our common stock and the rate of such dividends, if any, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

         Our Board of Directors has adopted two equity compensation plans, the Stock Option Plan of Atlas Mining Company, and the Incentive Stock Option Plan of Atlas Mining Company. Both plans were adopted in 1998. Options under the Stock Option Plan of Atlas Mining Company will expire 5 years from the date of grant, and the price per share for each option granted will be set by the Administrative Committee. As of December 31, 2002, no options have been granted under the Stock Option Plan of Atlas Mining Company. Options issued under the Incentive Stock Option Plan of Atlas Mining Company will have a price per share at least equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2002, no options have been granted under the Incentive Stock Option Plan of Atlas Mining Company.

RECENT SALES OF UNREGISTERED SECURITIES

         In 1997, Atlas issued 844,560 shares of common stock (valued at $276,157) to Sierra Silver Lead Mining Company in order to acquire Sierra Silver Lead Mining Company, an Idaho corporation. Atlas issued 1 share of the company's common stock for every 3.76 shares of Sierra Silver. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act because the issuance was not a public offering.

         In February 1999, the Company issued approximately 750,000 shares of common stock (valued at $228,566) to the shareholders of Olympic Silver Resources, Inc., a Nevada corporation, in order to purchase the majority outstanding shares of Olympic. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act because the issuance was not a public offering.

         In 1999, the Company issued 71,238 shares of common stock (valued at $72,825) to Park Copper and Gold Mining Company acquire 53% interest in Park Copper and Gold Mining Company. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act because this issuance was not a public offering.

         In July 2001, the Company issued 271,430 shares of common stock to Summa Metals Corporation for payment of $95,000 in cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act because this issuance was not a public offering.

         In July 2001, the Company issued 400,000 shares of common stock to Conjecture Silver Mines to acquire the interest in the Dragon Mine in Juab County, Utah. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act because this issuance was not a public offering.

         On July 26, 2001, the Company issued 300,000 shares of common stock to William T. Jacobson for payment of $21,000 in cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act because this issuance was not a public offering.

         In March 2002, the Company issued 300,000 shares of common stock to 4 consultants of the Company in exchange for marketing and legal advisory services. The issuance of the shares was exempt from registration pursuant to
Section 4(2) of the Securities Act because this issuance was not a public offering.

         In July 2002, the Company issued 9,091 shares of common stock an individual for $1,000 cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because this issuance was not a public offering.

         In July 2002, we issued 100,000 shares of common stock, valued at $10,000, to Conjecture Silver Mines to renew our lease of the Dragon Mine property in Juab County,
Utah.

         On July 17, 2002, the Company issued 8,571 shares of its common stock to an individual for services rendered to the Company. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because this issuance was not a public offering.

         On July 17, 2002, the Company issued 150,000 shares of its common stock to an individual for services rendered to the Company. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because this issuance was not a public offering.

         On August 21, 2002, the Company issued 50,000 shares of its common stock to an accredited investor for payment of $5000 in cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because this issuance was not a public offering.

         On October 30, 2002, the Company issued 10,000 shares of its common stock to an individual for services rendered to the company. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because this issuance was not a public offering.

         On October 30, 2002, the Company issued 10,000 shares of its common stock to an individual for services rendered to the Company. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because this issuance was not a public offering.

         On December 30, 2002, the Company issued 160,000 shares of its common stock to individuals for $8,000 cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act because this issuance was not a public offering.

         On January 27, 2003, the Company issued 1,000,000 shares of its common stock to an officer and director of the Company in payment of $100,000 debt to that party. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

         On March 31, 2003, the Company issued 2,500,000 shares of its common stock to an accredited investor for payment of $250,000 in cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Our primary source of revenue is generated by our Atlas Fausett Contracting operations. However, we also have exploration targets and timber revenues.

         CONTRACT MINING

         Our contract mining generates 80% of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time, we anticipate that our contracting will generate no less than approximately 50% of our revenues.

         PROPERTY EXPLORATION

         We are currently considered an exploration stage company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. In 2002, we had $48,280 exploration expenses. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

         The majority of our exploration has been at the Dragon Mine in Juab County, Utah. We have furnished samples of the halloysite clay extracted from this property to potential buyers and distributors. The preliminary results of these samples have been favorable, however, we have not yet received any firm commitments from potential buyers. Once economic viability of this property and product is assured, we will move into the development and production stages of this property.

         TIMBER

         We will continue to harvest timber on our property. The amount of timber harvested will be dependent upon lumber prices and weather, among other factors.

         FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001.

         Our operations for the period ended December 31, 2002, and the period ended December 31, 2001 consisted mostly of our contracting work, logging income and some exploration activities.

         REVENUES

         Our total revenues for the period ending December 31, 2002 were $403,586, compared to $689,636 for the period ending December 31, 2001, resulting in a 41% decrease from the same period the previous fiscal year. A decrease in our contract mining revenues, from 632,480 in 2001 to 284,196 in 2002, a decrease of 55%, accounted for the decrease in our total revenues. The decrease in contract mining revenue was due mainly to the lack of available work in the mining industry over the past year. Our timber revenue for the period ending December 31, 2002 was $116,048, compared to $53,144 for the same period ended December 31, 2001, which is a 118% increase from 2001 to 2002. We logged less in 2001 because market prices for logs were down during part of 2001, and because we needed the cash flow in 2002 to offset the lower revenues from contract mining during the year.

         GROSS PROFIT

         Our gross profit for the year ended December 31, 2002 was $103,356 compared to $207,331 for the year ended December 31, 2001. This is a 50% decrease from the previous year, and was a result of our lower revenues in 2002, as compared to 2001.

         General and Administrative Expenditures
         ---------------------------------------

         Our general and administrative expenditures for the period ending December 31, 2002 were $771,833, a 42% increase from the $542,127 in expenditures we incurred during the previous fiscal year. The increase is attributable to additional costs of $101,919 in professional services and fees and additional costs of $128,917 in advertising and promotional expenses in 2002 not incurred in 2001. We spent more on legal fees in 2002 to complete SEC filings as a result of becoming a reporting company, and we spent more in an effort to develop a marketing program for the Company.

         Capital Expenditures
         --------------------

         We had $1,300 in capital expenditures for the period ending December 31, 2002. In 2002, we moved to a new office space and purchased office furniture and file cabinets at that time.

         Interest Expense
         ----------------

         Our interest expense for the period ending December 31, 2002 was $269,373, a 112% increase from the previous period ended December 31, 2001. The increase is due to the additional borrowing necessary to continue operations. During the year, we borrowed approximately $600,000 from American Mortgage resulting in the extra interest payments made during the year. American Mortgage has since filed bankruptcy and we are in the process of settling out these debts.

         Exploration Expenditures
         ------------------------

         Our exploration expenses for the period ending December 31, 2002 were $48,280 compared to $115,369 for the previous period ended December 31, 2001, which is a 58% decrease from the previous fiscal year. In 2002, all exploration expenses were spent at Dragon Mine on clay exploration. In 2001, we spent $51,525 on silver exploration, and $63,844 on clay exploration. Our exploration expenditures were less in 2002 than in 2001 because we had less funds available in 2002 as a direct result of lower revenues.

         NET PROFIT (LOSS)

         Our net loss of $711,901 for the period ending December 31, 2002 is a 23% increase over the loss of $578,283 of the previous fiscal year. The increased loss is a result of $286,050 less revenue earned in 2002 than in 2001, and increased legal and interest expenses in 2002 as a result of becoming a reporting company registered with the Commission.

         LIQUIDITY AND CAPITAL RESOURCES

         To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from AFC and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. In 2002 and 2001, the contract mining work accounted for about 70% and 85% of the total revenues respectively. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

         We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of December 31, 2002 is $161,071. In January, 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in this debt. We had an unsecured line of credit with Textron Financial at an interest rate of prime plus 6%. The balances of the line of credit at December 31, 2002 and 2001 were $28,024 and $32,517, respectively. The funds were used for general working capital. Accounts payable and accrued expenses due as of December 31, 2002 were $276,379 and are the result of daily operations and taxes owed.

         We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of December 31, 2002 our current balance, including interest is $64,668. The note matured on August 16, 2001. We have renegotiated terms of repayment, and can pay this debt for $32,300, approximately 50% of the amount otherwise due. We have notes payable to American National Mortgage due in monthly interest installments of $35,788.39. The note matures on May 31, 2003, at which time the principal is due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $119,371 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho. In 2002, the company signed a settlement agreement with the estate of Lovon Fausett wherein the company returned the majority of equipment acquired on a contract of sale and canceled all Fausett-related obligations except for a promissory note, of principal amount $53,500. We settled this debt in January, 2003 for $25,000, and have no further obligations to Fausett International or Lovon Fausett's estate. We will acquire other equipment at a more reasonable rate in order to continue our operations.

         Our principal sources of cash flow are from our timber properties, which provided an average of $9,600 per month in fiscal year 2002 and $4,400 per month in 2001, and our contract mining, which provided an average of $23,680 per month in fiscal year 2002 and $52,700 in 2001. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

         Cash flow from financing activities for the fiscal year ended December 31, 2002 was $593,992 compared to $34,483 for the same period in 2001, a difference of $559,509. The major factor for the difference was the additional borrowings, $571,435, the company made during 2002 to offset loss of cash flow from other sources.

         The Company used $31,307 for investing activities for the fiscal year ended December 31, 2002, compared to $16,050 of funds provided by investing activities in 2001, a difference of $47,357. The Company had a net increase in advances to affiliates in 2002 compared to 2001.

         Cash flow used by operating activities for the fiscal year ended December 31, 2002, was $557,439 compared to $128,380 used by operating activities in 2001, a difference of $429,059. The decrease was due to the decrease in revenues in 2002.

         As of April 1, 2002, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month-to-month basis from the Lutheran Church. Prior to April, 2001 we had rented from Fausett International, Inc., owned by Lovon Fausett, for $1,100 per month.

         We agreed to sell shares of Atlas Mining common stock for proceeds of up to $2 million to Summa Metals, a Nevada corporation, at approximately $0.35 per share. During April 2001, we received $95,000 in proceeds from the sale of 271,430 shares to Summa Metals. No further sales were made, and we cancelled the remainder of the agreement.

         If we are unable to reduce our debts or if we do not renegotiate any of this debt, we would be obligated to pay an average of $64,647 per month or $775,764 for the next fiscal year.

         In anticipation of the cash needs for the upcoming year, we have filed a registration statement on Form SB-2 with the Commission to register 10,000,000 shares of our common stock for public sale at a price of $0.10 per share. In February 2003, the Commission declared effective our revised registration statement covering these shares.

         In January 2003 we entered into an agreement with a commodity investment fund for $2,000,000 in financing, to be effected through a purchase of 2,500,000 shares of our common stock for $250,000, to be followed by an additional purchase of 7,500,000 shares of our common stock for $750,000 upon the satisfactory completion of the fund's due diligence review of the Company. The shares to be issued under this agreement are restricted and are exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering. The fund will also purchase from us a convertible note in principal amount of $1,000,000, with the right to convert the outstanding principal and accrued interest, if any, into shares of our common stock at a conversion price of $0.20 per share. We have received the initial investment of $250,000 and the fund is expected to will complete the investment upon satisfactory completion of its due diligence.

         We will need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans, although we do not have any specific plans or agreements for such funding, except as noted in the paragraph above. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on our ability to pursue our business plan, and possibly our ability to continue as a going concern.

         In anticipation of the above funding sources, we have attempted to satisfy our debts through a negotiated settlement, and/or ask for extended terms until we can become more profitable. We cannot assure you that any of these events will occur or, if they do occur, when they will occur.

         Following is summary financial information reflecting our operations for the periods indicated.

                                                        Year Ended December 31,
                                                         2002            2001
                                                         ----            ----

         Net revenues                                $  403,586      $  689,636
         Cost of revenues                            $  300,230      $  482,305
         Gross profit                                $  103,356      $  207,331
         Selling, general and administrative         $  771,833      $  542,127
         Gain (Loss) from operations                 $ (716,757)     $ (450,165)
         Net gain (loss)                             $ (711,901)     $ (578,283)

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS REFERRED TO IN THIS ANNUAL REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

         WE ARE CURRENTLY IN DEFAULT ON ONE OF OUR LOANS.

         We have one note payable which is in default, and although we have negotiated with the creditor to settle our debt, we have not yet paid it. We have a note payable to Moss Adams, LLP for accounting services provided to us in 1999 and 2000. The principal of the note is $53,250, with an interest rate of 9% per annum, due in monthly payments of $1,000. The note matured on August 16, 2001. As of December 31, 2002 the current balance, including interest is $64,668. We have renegotiated terms of repayment, and can pay this debt for $32,300, approximately 50% of the amount otherwise due. If we are unable to pay this debt, it would have a material adverse impact on our ability to conduct business, and our financial position.

         WE HAVE EXPERIENCED ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997 AND OUR AUDITORS HAVE INDICATED UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE OPERATIONS AS A GOING CONCERN.

         We have experienced annual operating losses since our reactivation in September 1997. As of December 31, 2002, we had an accumulated deficit of $(3,532,928). We will need to raise additional capital to continue as a going concern. Our auditors have indicated uncertainty concerning our ability to continue as a going concern. We can not assure you that that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins.

         WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS IN ANY OF OUR PROPERTIES.

         We are an exploration stage company and cannot assure you that a commercially viable deposit, or "reserve," exists in any of our exploration properties. Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If we fail to find a commercially viable deposit on any of our properties, our financial condition and results of operations will be materially adversely affected.

         WE HAVE NOT RECORDED INCOME FOR OUR EXPLORATION ACTIVITIES, AND MAY NOT DO SO IN THE FUTURE.

         To date, none of our exploration properties have warranted further development, and as a result we have not recorded any income from those activities. Additionally, although our timber harvesting activities have generated revenue, we as a company have not yet generated any profit. We may not be able to develop these activities to commercially viable enterprises or to obtain additional properties that are commercially viable. The commodities extracted from our properties may never generate significant revenues or achieve profitability, which will adversely impact our financial condition.

         WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

         Since September 1997, we have focused our efforts on developing our business in underground mine exploration, contracting primarily to companies in the mining and civil industries, and other resource development and property acquisitions. We will need to raise additional capital to implement fully our business plan and establish adequate operations. We cannot assure you that we will be able to recover additional public or private financing, including debt or equity financing, as needed, or, if available, on terms favorable to us. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

         WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

         Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties will involve consideration and evaluation of several significant factors including, but not limited to:

         o Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
         o        Availability and costs of financing;
         o        Ongoing costs of production;
         o        Market prices for the minerals to be produced;
         o        Environmental compliance regulations and restraints; and
         o        Political climate and/or governmental regulation and control.

         WE DO NOT CARRY INSURANCE ON OUR TIMBER ASSETS AND A SIGNIFICANT LOSS OF STOCK DUE TO FIRE, DISEASE OR OTHER CATASTROPHE MAY MATERIALLY REDUCE THE VALUE OF OUR TIMBER ASSETS.

         We do not carry insurance for fire or disease on its timber reserves due to the prohibitive cost and our limited financial resources. As a result, any catastrophic event may significantly reduce the value of our reserves, and consequently reduce our financial position. The timber industry is affected by lumber price movements and adjustments, downturns in the housing industry, and interest rate movements. These factors can reduce the price of timber and lumber on the open market. A significant decrease in the price of timber may reduce income and therefore reduce the value of our stock.

         OUR SUCCESS DEPENDS A LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN OR HIRE KEY PERSONNEL, WHICH WE MAY OR MAY NOT BE ABLE TO DO.

         To operate successfully and manage our potential future growth, we must attract and retain highly qualified key engineering, managerial and financial personnel. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. If we lose our key personnel, which includes our president, William
T. Jacobson, or are unable to hire and retain additional qualified personnel in the future, our business, financial condition and operating results could be adversely affected. We do not have any employment agreements with any of our officers, directors or employees.

         WE MAY NOT BE ABLE TO IMPLEMENT OR MAINTAIN FINANCIAL AND MANAGEMENT SYSTEMS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         If we fail to implement and maintain financial and management information systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees, it could have a material adverse effect on our business, financial condition and results of operations.

         THE VALUE OF TIMBER ASSETS MAY FLUCTUATE DUE TO CHANGING TIMBER PRICES, WHICH MAY ADVERSELY IMPACT OUR REVENUES AND OUR FINANCIAL POSITION.

         Although we attempt to harvest timber only when the lumber prices merit it, timber is subject to fluctuation in price. To help offset a change in prices, we try to obtain a price agreement with the lumber mills prior to going into any logging program. We do not currently have any agreements with mills. Although we attempt to offset this by obtaining agreements with our purchasing mills prior to beginning our logging, we may not be able to account entirely for price variations, which may result in lower revenues than anticipated.

         OUR MARKET VALUE MAY DECREASE IN THE FUTURE.

         Our stock is listed on the over-the-counter market. There has been significant fluctuation in our market price, and the market price of our common stock may decrease at any time as a result of poor operating results, sales of our shares, and other factors.

         THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

         Exploration operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Exploration operations are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. We require various permits from government bodies for exploration operations to be conducted. We cannot assure you that such permits will be received. No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons. Management is aware of the necessity of obtaining proper permits prior to conducting any exploration activity. However, at this point we are not close enough to the production stage to start the permitting process.

         APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

         Our common stock is listed on the Over-the-Counter Bulletin Board. It is not quoted on any exchange or on NASDAQ, and no other exemptions currently apply. Therefore, the SEC "penny stock" rules govern the trading in our common stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

         o        a risk disclosure document,
         o        disclosure of market quotations, if any,
         o        disclosure of the compensation of the broker and its
         o        salespersons in the transaction, and
         o        monthly account statements showing the market values of our
         o        securities held in the customer's accounts.

         The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer's confirmation. Generally, brokers subject to the "penny stock" rules when effecting transactions in our securities may be less willing to do so. This may make it more difficult for investors to dispose of our common stock. In addition, the broker prepares the information provided to the broker's customer. Because we do not prepare the information, we cannot assure you that such information is accurate, complete or current.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements, together with the independent auditors' report thereon of Chisolm & Associates, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have experienced no recent change in or disagreement with our accountant. Our present auditor, Chisholm & Associates, Box 540216, No. Salt Lake, UT 84054, has been the Company's auditor since 1999. Management of the Company intends to keep Chisholm & Associates as its auditor for the foreseeable future.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers.


Name                                     Age              Position
---------------------------------------- ---------------- ------------------------------------------------------------
William T. Jacobson                      56               Chairman of the Board, Chief Executive Officer
---------------------------------------- ---------------- ------------------------------------------------------------
Jack Harvey                              81               Vice President, Director
---------------------------------------- ---------------- ------------------------------------------------------------
Kurt Hoffman                             37               Treasurer, Director
---------------------------------------- ---------------- ------------------------------------------------------------
Thomas E. Groce                          82               Director
---------------------------------------- ---------------- ------------------------------------------------------------
Marqueta Martinez                        53               Secretary
---------------------------------------- ---------------- ------------------------------------------------------------

         There are no family relationships among any of the directors or officers of the Company.


BUSINESS EXPERIENCE

         WILLIAM T. JACOBSON, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER. Mr. Jacobson has been Chairman of the Board and Chief Executive Officer of Atlas Mining Company since August 1997. From 1994 to 1997, Mr. Jacobson served as Secretary of Atlas and Treasurer of Fausett International, Inc. He has had a fifteen year career in the mining industry and spent fifteen years in the banking industry. Prior to joining the Company, Mr. Jacobson was a president and director of the Silver Trend Mining Company, located in Kellogg, Idaho. Mr. Jacobson holds a business degree from the University of Idaho. Mr. Jacobson does not hold a board seat in any other public company.

         JOHN "JACK" HARVEY, VICE PRESIDENT, DIRECTOR. Mr. Harvey has been Vice President of Atlas Mining Company for 17 years. He received his mining engineering degree from Montana Tech. He worked in Butte, Montana with Anaconda and Arco until he retired about 15 years ago, after a 41 year career. Mr. Harvey does not hold a board seat in any other public company.

         KURT HOFFMAN, TREASURER, DIRECTOR. Mr. Hoffman is the treasurer of Atlas Mining Company and has been the president of Trend Mining Company since 1998 which is a publicly traded company traded on the over the counter bulletin board under the symbol "TRDM." Mr. Hoffman also owns and has operated Hoffman Mining and Land Services since 1995. Other than TRDM, Mr. Hoffman does not hold a board seat in any other public company.

         THOMAS E. GROCE, DIRECTOR. Mr. Groce has been a director of Atlas Mining Company for 32 years. He retired 16 years ago after a 30-year career at Kaiser Aluminum. Mr. Groce held the position of secretary treasurer for 16 years. Mr. Groce does not hold a board seat in any other public company. Mr. Groce received a metallurgical engineering degree from Montana Tech.

         MARQUETA MARTINEZ. SECRETARY. Ms. Martinez is the secretary for the corporation, and works as a full time employee for the Company. She has worked in the mining industry since 1991. Ms. Martinez does not hold a board seat in Atlas Mining or any other public company. Ms. Martinez is also the treasurer for the Shoshone County Habitat for Humanity.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors. Members of the Board of Directors are not compensated for serving as directors of Atlas Mining, however expenses may be reimbursed.

         None of the foregoing Directors or Executive Officers has, during the past five years:

         (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

         (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         (d) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

         No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

         Atlas Mining Company has not yet adopted a Code of Ethics for management, although it intends to do so.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2002 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Form 3s for William T. Jacobson, John Harvey, Kurt Hoffman, Thomas E. Groce and Marqueta Martinez were filed in March 2003 rather than in July 2002.

ITEM 10. EXECUTIVE COMPENSATION

         During the 2002 fiscal year, no officer received compensation in excess of $100,000 per year. The following table sets forth information as to the compensation paid or accrued to William T. Jacobson, our Chairman and Chief Executive Officer, for the three years ended December 31, 2002, December 31, 2001 and December 31, 2000:

                                          SUMMARY COMPENSATION TABLE
                                                                                 LONG TERM COMPENSATION
                                                                                 ----------------------
                                 ANNUAL COMPENSATION                    AWARDS                            PAYOUTS
                                 ----------------------------------------------------------------------------------
                                                             OTHER    RESTRICTED SECURITIES
                                                             ANNUAL     STOCK     UNDERLYING    LTIP      ALL OTHER
  NAME AND PRINCIPAL                 SALARY        BONUS  COMPENSATION  AWARDS      OPTIONS/   PAYOUT   COMPENSATION
       POSITION           YEAR         ($)          ($)       ($)        ($)        SARS      ($) (1)       ($)
  ------------------     -------     ------        -----  ------------  ------      --------   ------   ------------
William T. Jacobson,      2002       $78,000        ---       ---        ---         ---        ---         ---
Chairman and Chief        2001       $78,000        ---       ---        ---         ---        ---         ---
Executive Officer         2000       $72,000        ---       ---        ---         ---        ---         ---


-------------
(1) Mr. Jacobson owns 1,643,660 shares of restricted stock worth approximately $164,366.

EMPLOYMENT AGREEMENTS

         We do not have any written employment/consultant agreements with our executive officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 4, 2003, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 15,329,389 shares of common stock outstanding as of April 4, 2003.

------------------------------------------------------ ----------------- ----------------
                                                          Number of
                                                          Shares of       Percentage of
                                                         Common Stock     Common Stock
                                                         Beneficially     Beneficially
                Name and Address (1)                      Owned (2)           Owned
------------------------------------------------------ ----------------- ----------------
William T. Jacobson (3)(4)(5)                                 1,643,660            10.7%
John Harvey (3)(4)                                               60,767            *
Kurt Hoffman (3)(4)                                               2,500            *
Thomas E. Groce (4)                                             121,340            *
Marqueta Martinez (3)                                            33,871            *
IGI Capital Management, LLC (6)                               2,500,000            16.3%
All Officers and Directors as a Group (5 persons)             1,862,138            12.1%
------------------------------------------------------ ----------------- ----------------

*        Less than 1%.
(1) Unless otherwise indicated, the address of the persons named in this column is c/o Atlas Mining Company, 630 East Mullan Avenue, Osburn, Idaho 83849.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)      Executive Officer.
(4)      Director.
(5)      5% Shareholder.
(6) IGI Capital Management, LLC is located at #1 Stamford Plaza, 263 Tresser Blvd., 9th Floor, Stamford, CT 06901. Dmitri Hotimski may be deemed a control person of the shares owned by IGI Capital Management, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We engage in a number of transactions with interested parties. We make every effort to ensure that these transactions are conducted as arm length transactions. However, at this time we do not have a formal conflicts of interest policy.

         Atlas Mining leased office space from Fausett International for $1,100 per month until March 2001, when we moved to a location at 630 W. Mullan Avenue in Osburn, Idaho. In each of 2002 and 2001, we paid $2,450 and $6,600 respectively.

         Due to the recent and unexpected death of Lovon Fausett, we have settled with the estate of Lovon Fausett (through the executor Lovon Fausett, his son) and Fausett International, Inc. all outstanding notes relating to obligations to Fausett International, Inc. and Lovon Fausett for the equipment purchase, the loans and the remainder of outstanding rent. We have paid $25,000 to settle this debt and have no outstanding obligations to Lovon Fausett or Fausett International, Inc.

         During 2002 and 2001, William Jacobson loaned Atlas Mining $50,424 and $31,000, respectively, for use as working capital. The total balance remaining as of December 31, 2002 is $161,072. The note is payable upon demand and bears no interest. In January 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in the note balance. The outstanding balance as of April 4, 2003 is $61,072.

         Further discussions of these transactions are described in "Management's Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------

         3.1      Articles of Incorporation, as amended.(1)
         3.2      Bylaws, as amended.(1)
         10.1     Atlas Mining Company Common Stock Subscription Agreement.(1)
         10.2     Dragon Mine Lease Purchase Agreement.(1)
         10.3 Article of Merger of Sierra Silver-Lead Mining Company and Atlas Mining Company.(1)
         10.4     Stock Option Plan of Atlas Mining Company.(1)
         10.5     Incentive Stock Option Plan of Atlas Mining Company.(1)
         10.6     Investment Marketing Agreement.(1)
         10.7     Moss Adams, LLP Promissory Note.(1)
         10.8     CLS Mortgage Company Promissory Note.(1)
         10.9     Attorney-Client Fee Agreement.(2)
         10.10    Professional Adjusters Inc. Appraisal and Clyde James Resume.
                  (2)
         21.1     Subsidiaries of the Registrant.(1)
         23.1     Independent Auditors Consent.
         23.2     Consent of Richardson & Patel LLP.
         23.3     Consent of Independent Appraiser.
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

         (1) Incorporated by reference to the similarly described exhibit included in the Registrant's Amendment No. 4 to its SB-2, Commission File No. 333-72830, filed with the Commission on June 11, 2002
         (2) Incorporated by reference to the similarly described exhibit included in the Registrant's Amendment No. 5 to its SB-2, Commission File No. 333-72830, filed with the Commission on July 1, 2002.

(b)      Reports on Form 8-K

None.

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April 2003.

                                        ATLAS MINING COMPANY



                                        By:      /s/ William T. Jacobson
                                                 --------------------------
                                                 William T. Jacobson
                                                 Chairman of the Board and Chief
                                                 Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                              Title                       Date
    ---------                              -----                       ----


/s/ William T. Jacobson           Chairman of the Board and       April 11, 2003
---------------------------       Chief Executive Officer
William T. Jacobson


/s/ John Harvey                   Vice-President, Director        April 11, 2003
---------------------------
John Harvey


/s/ Kurt Hoffman                  Treasurer, Director             April 11, 2003
---------------------------
Kurt Hoffman


/s/ Thomas E. Groce               Director                        April 11, 2003
---------------------------
Thomas E. Groce


/s/ Marqueta Martinez             Secretary                       April 11, 2003
---------------------------
Marqueta Martinez

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         I, William T. Jacobson, Chief Executive Officer and principal financial officer of Atlas Mining Company, certify that:

         (1) I have reviewed this annual report on Form 10-KSB of Atlas Mining Company.

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         (3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report.

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

         (5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ William T. Jacobson                                       April 11, 2003
------------------------------------
William T. Jacobson
Chief Executive Officer

                              ATLAS MINING COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report                                                 F-1

Balance Sheet as of December 31, 2002                                        F-2

Statements of Operations for the year ended December 31, 2001 and 2002       F-4

Statements of changes in Stockholders' Equity for the years ended
   December 31, 2001 and 2002                                                F-5

Statements of Cash Flows for the year ended December 31, 2001 and 2002       F-8

Notes to and forming part of the Financial Statements                  F-10-F-21

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Atlas Mining Company

We have audited the accompanying consolidated balance sheets of Atlas Mining Company as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Mining Company as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, UT
January 31, 2003

                              ATLAS MINING COMPANY
                           Consolidated Balance sheets

                                     ASSETS
                                  ------------

                                                          December 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
CURRENT ASSETS
   Cash - checking                                $     5,246       $        --
   Investment securities available for sale            13,051            11,464
   Trade accounts receivable                               --            29,667
   Advances                                            11,696                --
   Other current receivables                               --             1,136
   Deposits and prepaids                               25,835            26,523
   Advances - related party                            18,849                --
                                                  ------------      ------------
     Total Current Assets                              74,677            68,790
                                                  ------------      ------------

PROPERTY AND EQUIPMENT
   Land and tunnels                                   345,159           345,159
   Buildings and equipment                             77,680            77,680
   Mining equipment                                    26,000         1,080,750
   Office equipment                                     1,300            10,000
   Vehicles                                            27,995            72,972
                                                  ------------      ------------
                                                      478,134         1,586,561
Less:
     Accumulated depreciation                        (114,839)         (819,098)
                                                  ------------      ------------

     Total Property and Equipment                     363,295           767,463
                                                  ------------      ------------

OTHER ASSETS
   Mining supplies                                      9,000           207,123
                                                  ------------      ------------

     Total Other Assets                                 9,000           207,123
                                                  ------------      ------------

TOTAL ASSETS                                      $   446,972       $ 1,043,376
                                                  ============      ============


                                        ATLAS MINING COMPANY
                               Consolidated Balance Sheets (Continued)

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                            December 31,
                                                                  ------------------------------
                                                                      2002              2001
                                                                  ------------      ------------
   CURRENT LIABILITIES
   Bank overdraft                                                 $        --       $    10,395
   Accounts payable and accrued expenses                              276,379           290,068
   Accounts payable - related party                                        --            44,534
   Line of credit                                                      28,024            32,157
   Current maturities on long-term debt                               875,767           993,759
                                                                  ------------      ------------
     Total Current Liabilities                                      1,180,170         1,370,913
                                                                  ------------      ------------

LONG TERM LIABILITIES
   Notes payable                                                      790,189           189,249
   Notes payable - related party                                      161,071           912,389
   Less current maturities on long-term debt                         (875,767)         (993,759)
                                                                  ------------      ------------
     Total Long Term Liabilities                                       75,493           107,879
                                                                  ------------      ------------

     MINORITY INTEREST                                                 69,126            78,735
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY
   Common stock, no par value; 60,000,000 shares authorized;
     9,949,945 and 6,997,283 issued and outstanding shares,
     respectively                                                   2,689,545         2,387,445
   Preferred stock, $1.00 par value 10,000,000
    shares authorized, noncumulative nonvoting,
    nonconvertible, none issued or outstanding                             --                --
   Additional paid-in capital                                              --                --
   Retained earnings (deficit)                                     (3,532,928)       (2,821,027)
   Accumulated comprehensive income/(loss)                            (27,696)          (30,569)
   Less cost of treasury stock, 18,106 and
     -0- shares, respectively                                          (1,738)               --
   Prepaid expenses                                                    (5,000)          (50,000)
                                                                  ------------      ------------
     Total Stockholders' Equity                                      (877,817)         (514,151)
                                                                  ------------      ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                446,972         1,043,376
                                                                  ============      ============

                              ATLAS MINING COMPANY
                      Consolidated Statements of Operations

                                                        For the years ended
                                                            December 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
REVENUES                                          $   403,586       $   689,636
COST OF SALES                                         300,230           482,305
                                                  ------------      ------------
GROSS PROFIT (LOSS)                                   103,356           207,331
                                                  ------------      ------------
EXPLORATION AND
 DEVELOPMENT EXPENSES                                  48,280           115,369

GENERAL AND
  ADMINISTRATIVE EXPENSES                             771,833           542,127
                                                  ------------      ------------
TOTAL OPERATING EXPENSES                              820,113           657,496
                                                  ------------      ------------
OPERATING INCOME (LOSS)                              (716,757)         (450,165)
                                                  ------------      ------------
OTHER INCOME AND (EXPENSES)
   Gain on Settlement of debt                         255,232                --
   Interest income                                         14             2,330
   Miscellaneous income (expense)                      10,122             1,535
   Interest expense                                  (269,373)         (126,870)
   Gain on sale of assets                                  --            (5,296)
   Gain (loss) on sale of available for
     sale investments                                    (748)               --
   Minority interest                                    9,609               183
                                                  ------------      ------------
     Total Other Income and (Expenses)                  4,856          (128,118)
                                                  ------------      ------------
INCOME (LOSS) BEFORE
   INCOME TAXES                                            --          (578,283)
PROVISION (BENEFIT) FOR
     INCOME TAXES                                          --                --
                                                  ------------      ------------
NET INCOME (LOSS)                                 $  (711,901)      $  (578,283)
                                                  ============      ============

NET INCOME (LOSS) PER SHARE                       $     (0.09)      $     (0.09)
                                                  ============      ============
WEIGHTED AVERAGE
     OUTSTANDING SHARES                             7,938,251         6,057,758
                                                  ============      ============


                                                       ATLAS MINING COMPANY
                                          Consolidated Statements of Stockholders' Equity
                                                    December 31, 2002 and 2001


                                      Common Stock      Additional   Retained      Treasury Stock        Accumulated
                                 -----------------------  Paid-In    Earnings  ------------------------ Comprehensive  Prepaid
                                    Shares      Amount    Capital   (Deficit)     Shares     Amount         Income     Expense
                                 ----------- ----------- --------- ----------- -----------  -----------  -----------  -----------
Balance, December 31, 2000        6,009,853   2,277,421     --     (2,242,744)   (324,852)    (161,161)    (30,051)       --

3/27/01 - Issuance of common
 stock for services at $0.10          6,000         600     --          --          --           --           --           --

4/6/01 - Issuance of common
 stock for services at $0.07        300,000      21,000     --          --          --           --           --           --

4/17/01 - Issuance of common
 stock for services at $0.10         10,000       1,000     --          --          --           --           --           --

6/30/01 - Issuance of common
 stock for cash at $0.35            271,430      95,000     --          --          --           --           --           --

7/10/01 - Issuance of common
 stock for lease at $0.25           400,000     100,000     --          --          --           --           --        (100,000)

8/13/01 - Issuance of treasury
 stock for services at $0.18             --          --     --          --        305,852       53,585        --           --

8/13/01 - Difference in issue
 price of treasury stock and
 original repurchase price               --     (97,899)    --          --          --          97,899        --           --

8/13/01 - Cancel treasury stock          --      (9,677)    --          --         19,000        9,677        --           --



                                                       ATLAS MINING COMPANY
                                          Consolidated Statements of Stockholders' Equity
                                                    December 31, 2002 and 2001

                                      Common Stock      Additional   Retained      Treasury Stock        Accumulated
                                 -----------------------  Paid-In    Earnings  ------------------------ Comprehensive  Prepaid
                                    Shares      Amount    Capital   (Deficit)     Shares     Amount         Income     Expense
                                 ----------- ----------- --------- ----------- -----------  -----------  -----------  -----------
Net change in unrealized gains
 (losses) on available for sale
 securities                              --          --       --            --        --        --          (518)            --

Amortization of prepaid
 expenses                                --          --       --            --        --        --            --         50,000

Net losses for the year ended
 December 31, 2001                       --          --       --      (578,283)       --        --            --             --
                                 ----------   ---------  ---------  -----------   --------  ---------   ---------     ----------

Balance, December 31, 2001        6,997,283   2,387,445       --    (2,821,027)       --        --       (30,569)       (50,000)

3/8/02 - Issuance of common
   stock for services at $0.10      300,000      30,000       --            --        --        --            --             --

7/10/02 - issuance of common
   stock for services at $0.10      100,000      10,000       --            --        --        --            --        (10,000)

7/17/02 - Issuance of common
  stock for services at $0.07         8,571         600       --            --        --        --            --             --

7/17/02 - Issuance of common
  stock for services at $0.10       150,000      15,000       --            --        --        --            --             --

7/19/02 - Issuance of common
   stock for cash at $0.11            9,091       1,000       --            --        --        --            --             --

8/21/02 - issuance of common
   stock for cash at $0.10           50,000       5,000       --            --        --        --            --             --

9/4/02 - issuance of common
   stock for services at $0.10      125,000      12,500       --            --        --        --            --             --

9/5/02 - issuance of common
   stock for services at $0.25      100,000      25,000       --            --        --        --            --             --

9/11/02 - issuance of common
   stock for services at $0.10      275,000      27,500       --            --        --        --            --             --

10/02/02 - issuance of common
   stock for services at $0.10      100,000      10,000       --            --        --        --            --             --

10/08/02 - issuance of common
   stock for services at $0.10      380,000      38,000       --            --        --        --            --             --




                                                       ATLAS MINING COMPANY
                                    Consolidated Statements of Stockholders' Equity (Continued)

                                      Common Stock      Additional   Retained      Treasury Stock        Accumulated
                                 -----------------------  Paid-In    Earnings  ------------------------ Comprehensive  Prepaid
                                    Shares      Amount    Capital   (Deficit)     Shares     Amount         Income     Expense
                                 ----------- ----------- --------- ----------- -----------  -----------  -----------  -----------
10/30/02 - issuance of common
   stock for services at $0.10      20,000       2,000          --           --           --           --           --           --

11/13/02 - issuance of common
   stock for services at $0.10     475,000      47,500          --           --           --           --           --           --

11/20/02 - issuance of common
   stock for services at $0.10      55,000       5,500          --           --           --           --           --           --

12/01/02 - purchase of treasury
   stock                                --          --          --           --           --      (18,106)      (1,738)          --

12/13/02 - issuance of common
   stock for services at $0.10     645,000      64,500          --           --           --           --           --           --

12/30/02 - issuance of common
   stock for services at $0.05     160,000       8,000          --           --           --           --           --           --

Amortization of prepaid expenses        --          --          --           --           --           --           --       55,000

Net Change in unrealized gains
   (losses)on available for sale
   securities                           --          --          --           --           --           --        2,873           --

Net loss for the year ended
   December 31, 2002                    --          --          --     (711,901)          --           --           --           --
                                ---------- ----------- ------------ ------------ ------------ ------------ ------------ ------------

Balance,
December 31, 2002               $9,949,945 $ 2,689,545 $(3,532,928)          --  $   (18,106) $    (1,738) $   (27,696) $    (5,000)
                                ========== =========== ============ ============ ============ ============ ============ ============


                                   ATLAS MINING COMPANY
                           Consolidated Statements of Cash Flows

                                                                For the Years Ended
                                                                    December 31,
                                                             --------------------------
                                                               2002             2001
                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $(711,901)      $(578,283)
   Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
     Depreciation                                               22,834         175,440
     Bad debt                                                       --           5,296
    (Gain) loss on sale of investments                             748              --
     Shares issued for services                                286,100          76,185
     Amortization of prepaid expenses (equity)                  55,000          50,000
     Minority interest                                          (9,609)           (183)
     Gain on settlement of debt                               (255,232)             --
   (Increase) decrease in:
     Trade accounts receivable                                  29,667         119,214
     Deposits and prepaids                                         688           2,472
     Other current receivables                                   1,136          (1,010)
     Accounts payable and accrued expenses                      23,130          22,489
                                                             ----------      ----------
       Net Cash Provided (Used) by Operating Activities       (557,439)       (128,380)
                                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                        (1,300)             --
   Proceeds from advances                                       55,574          24,750
   Proceeds from sale of investments                             1,538              --
   Purchase of investments                                      (1,000)         (8,700)
   Proceeds from sale of property and equipment                     --              --
   Payments for advances                                       (86,119)             --
                                                             ----------      ----------
       Net Cash Provided (Used) by Investing Activities        (31,307)         16,050
                                                             ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                 602,735          31,300
   Payments on notes payable                                    (8,872)        (45,749)
   Proceeds from line of credit                                     --           8,795
   Payments on line of credit                                   (4,133)        (54,863)
   Proceeds from issuance of common stock                        6,000          95,000
   Purchase of treasury stock                                   (1,738)             --
                                                             ----------      ----------
       Net cash Provided (Used) by Financing Activities        593,992          34,483
                                                             ----------      ----------


                              ATLAS MINING COMPANY
                Consolidated Statements of Cash Flows (Continued)

                                                             For the Years Ended
                                                                 December 31,
                                                          -------------------------
                                                             2002           2001
                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents      $   5,246      $ (77,847)

Cash and cash equivalents at beginning of year                   --         77,847
                                                          ----------     ----------

Cash and cash equivalents at end of year                  $   5,246      $      --
                                                          ==========     ==========

Supplemental Cash Flows Information:

   Cash paid for interest                                 $ 205,000      $  52,500
   Cash paid for income taxes                             $      --      $      --

Supplemental Schedule of Non-cash Investing and
 Financing Activities

   Common stock issued for services                       $ 286,100      $  76,185
   Common stock issued for prepaid expenses               $  10,000      $ 100,000


                              ATLAS MINING COMPANY
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               a.  Organization

               Atlas Mining Company, ("the Company") was incorporated in the state of Idaho on March 4, 1924. The Company was formed for the purpose of exploring and developing the Atlas mine, a consolidation of several patented mining claims located in Coeur d' Alene mining district near Mullan, Idaho. The Company eventually became inactive as a result of low silver prices.

               In September 1997, the Company became active and purchased substantially all of the operating equipment and mining supplies from Fausett International, Inc., a related party. The purchase price was $1,416,099 which consisted of $50,000 cash, 875,000 shares of the Company's common stock valued at $350,000 and a note payable of $1,016,094. After the purchase, the Company commenced contracting operations through the trade name, Atlas Fausett Contracting. Through Atlas Fausett Contracting, the Company provides shaft sinking, underground mine development and contracting primarily to companies in the mining and civil industries. The Company also pursues property acquisitions and resource development projects.

               In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. As of December 31, 1999, 391,114 shares of the Company's common stock had not been exchanged. The Company was unable to locate some of the shareholders of Sierra. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver.

               The acquisition of Sierra has been recorded as a purchase. The purchase price was $276,157. All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

               In April 1999, the Company exchanged 741,816 shares of its common stock and paid cash of $15,770 for all of the outstanding shares of Olympic Silver Resources, Inc. (Olympic), a Nevada corporation. Olympic holds the rights to the San Acacio Mine in Zacatecas, Mexico. The purchase price was $228,566. The acquisition has been recorded as a purchase and all of the assets and liabilities were transferred to the Company.

                              ATLAS MINING COMPANY
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               a. Organization (continued)

               In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (Park Copper), an Idaho corporation. The purchase price was $72,825. The acquisition has been recorded as a purchase.

               b.  Revenue and Cost Recognition

               The Company recognizes income and expenses on the accrual basis of accounting. Revenues from unit price contracts are recognized on the units produced method which management considers to be the best available measure of progress on contracts.

               Contract costs include al direct material and labor costs and those indirect costs related to contract performance, such a indirect labor, supplies, tools, repairs, and depreciation costs. Costs associated with the start-up of contracts are capitalized as deferred contract costs and amortized to expense over the life of the contract. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which revisions are determined.

               Contract claims are included in revenue when realization is probable and can be reliably estimated.

               c.  Bad Debts

               Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

               d.  Basis of Consolidation

               The consolidated financial statements include the accounts of Park Copper & Gold Mining Ltd. All significant inter-company accounts and transactions have been eliminated in the consolidation.

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               e.  Earnings (Loss) Per Share

               The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                     Income (loss)     Shares       Per-Share
                                     (Numerator)    (Denominator)    Amount
                                     -----------    ------------    ---------
For the year ended December 31,
  2002:
  Basic EPS
    Income (loss) to common
      shareholders                   $(711,901)      7,938,251      $  (0.09)
                                     ==========      ==========     =========
For the year ended December 31,
 2001:
  Basic EPS
    Income (loss) to common
      shareholders                   $(578,283)      6,057,758      $  (0.09)
                                     ==========      ==========     =========


               f.  Cash and Cash Equivalents

               The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

               g.  Income Taxes

               Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                                                      December 31,
                                               --------------------------
                                                  2002            2001
                                               ----------      ----------
Deferred tax assets:
    Net operation loss carry-forwards          $ 690,000       $ 466,915
   Contribution carry-forwards                       148             148
   Unrealized loss on available for
      sale securities                                 --           7,630
                                               ----------      ----------

        Total Deferred Tax Assets                690,148         474,693
         Valuation allowance for deferred
           tax assets                           (681,448)       (464,567)
                                               ----------      ----------

                                                   8,700          10,126
                                               ----------      ----------

        Deferred tax liabilities:
           Tax over book depreciation              8,700          10,126
                                               ----------      ----------

        Total Deferred Tax Liabilities             8,700          10,126
                                               ----------      ----------

                                               $       -       $       -
                                               ==========      ==========

               At December 31, 2002, the Company has net operating losses of approximately $2,300,000 which expire from 2003 through 2020.

               h.  Available for Sale Investments

               Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               h. Available for Sale Investments (Continued)

               included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

               Following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:

                                                     Gross        Gross
                                                  Unrealized    Unrealized   Estimated
                                         Cost        Gains        Losses    Fair Value
                                     -----------  -----------  -----------  -----------
               December 31, 2002     $   40,747   $        -   $  (27,696)  $   13,051
               December 31, 2001     $   42,033   $        -   $  (30,569)  $   11,464

               i.  Mining Supplies

               Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are stated at the lower of cost (first-in, first-out) or market. In addition, equipment repair parts and maintenance items are also included at cost.

               j.  Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

               k.  Property and Equipment

               Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               k. Property and Equipment (Continued)


                                                            Estimated
                                                            Useful Life
                                                            -----------

               Building                                      39 years
               Mining equipment                             2-8 years
               Office and shop furniture and equipment      5-8 years
               Vehicles                                       5 years


               In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of ling-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2002 and 2001, no impairments were recognized.

               l.  Financial Instruments

               The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2002 and 2001. The Company has no investments in derivative financial instruments.

               m. Mining Exploration and Development Costs

               The company has elected to expense all mining exploration and development costs due to the inactivity of their mining operations. At such a time as mining continues in any of the Company's properties, the Company will capitalize costs of developing the properties, when future benefit of the costs can be identified.

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -       GOING CONCERN

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to place the Dragon Mine into production during 2003. The Company will also continue its efforts in various other contract mining projects as well as timber harvesting. These projects will be funded through the sale of the Company's common stock. In January 2003, a letter of intent was signed for a private placement of $2,000,000. The final agreement for the funding is pending the outcome of due diligence. In February 2003, the SEC approved the Company's SB-2 filing. Per the SB-2, the Company may sell up to 10,000,000 shares of common stock at a minimum of $0.10 per share.


NOTE 3 -     LONG-TERM LIABILITIES

             Long-term liabilities are detailed in the following schedules as of December 31, 2002 and 2001:

                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         2002             2001
                                                                                     -------------    ------------
             Note payable to a lending company, balloon payment due at maturity, bears interest at 8% per month. The note is secured by land owned
             by a related party and matures in March 2003.                           $    120,700     $         -

             Note payable to a company, due in monthly payments of $1,000 with a balloon payment due at maturity, including interest at 9%.
             The note matured August 16, 2001 and is past due.                             53,250          53,250

             Note payable to a lending company, due
             in monthly installments of $578, including
             interest at 11.99%. The note is due in August
             2003 and collateralized by a vehicle.                                         11,760          16,393


                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 3 -     LONG-TERM LIABILITIES (Continued)
                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         2002             2001
                                                                                     -------------    ------------

             Note payable to a mortgage company, due in monthly installments of
             $1,614, including interest at 16%. The note is due in August 2005, secured by the proceeds of a logging agreement and collateralized
             by land and a building.                                                      119,371         119,606

             Note payable to a mortgage company, principal due at maturity and bears interest at 3.5% per month.
             The note is due in October 2003, secured by property.                         86,100              --

             Note payable to a lending company,
             principal due at maturity and bears
             interest at 5% per month. The note is due in
             in May 2003 and is collateralized by land.                                   345,508              --

             Note payable to a company, principal due
             at maturity with interest at 7%. The note
             is to be repaid when the proceeds are
             received from an offering of common stock.                                    53,500             -
                                                                                     -------------    ------------

         Total Notes Payable                                                              790,189         189,249

             Notes payable - related party:

              Note payable to Fausett International, Inc. due in monthly payments of $15,000 which includes interest at 8% and is
              collateralized by all equipment and contracting supplies.
              The note matured in August 2002.                                                 --         782,741

             Note payable to an officer, payable on
             demand and bears no interest.                                                161,071         114,648

              Note payable to a former board of director,
             non-interest bearing, payable on demand                                           --          15,000

             Total Notes Payable - Related Party                                     $    161,071     $   912,389


                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         2002             2001
                                                                                     -------------    ------------

NOTE 3 -       LONG-TERM LIABILITIES (Continued)


             Less Current Portion                                                        (714,696)        (81,370)

             Less Current Portion-related party                                          (161,071)       (912,389)


             Total Current Portion                                                       (875,767)       (993,759)


             Total Long-Term Liabilities                                             $     75,493     $   107,879


               Future minimum principal payments on notes payable at December 31, 2002 are as follows:

                     2003                                         $     875,767
                     2004                                                24,577
                     2005                                                28,929
                     2006                                                21,987
                                                                  --------------
                     Total                                        $     951,260
                                                                  ==============

NOTE 4 -       LINE OF CREDIT

               In 2002 and 2001, the Company has an unsecured line of credit for $50,000 at an interest rate of prime plus 6%. The balance of the line of credit at December 31, 2002 and 2001 is $28,024 and $32,517, respectively.

               In 2000, the Company entered into an agreement whereby advances are received by pledging accounts receivable as collateral. Interest is payable after 90 days at .17% daily. At December 31, 2002 and 2001, the balance of the advances is $0.

NOTE 5 -       RELATED PARTY TRANSACTIONS

               In 1997, the Company purchased the operating equipment and mining supplies from Fausett International, Inc. The owner of Fausett is also a Board of Director of the Company. The balance of the notes payable in connection with the purchase as of December 31, 2002 and 2001 is $0 and $782,741. No principal payments were made

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 5 -       RELATED PARTY TRANSACTIONS (Continued)

               during 2002 and 2001. The interest paid during 2002 and 2001 was $0 and $52,500, respectively. The note was settled in February 2002.

               During 2000, a Board of Director loaned the Company $15,000. The note is payable upon demand and bears no interest. The balance of the note at December 31, 2002 and 2001 is $0 and $15,000, respectively. The note was settled in February 2002.

               During 2001 the Company leased office space from a Board of Director for $1,100 per month, on a month to month basis. In 2001 the Company paid $15,400.

               During 2002, the Company paid advances to a company with a common officer. The balance of the advances at December 31, 2002 is $18,849.

               During 2002, as described in Note 3, a company with a common officer obtained a loan for the Company. Payments on the loan were made to the related party. Per the loan agreement, the Company paid $98,000 in interest to the related party during 2002.

               During 2002 and 2001, an officer loaned the Company $50,424 and $31,300, respectively. During 2002 and 2001, the Company paid $4,000 and $31,153 on the loan. The loan balance at December 31, 2002 and 2001 is $161,072 and $114,648, respectively.

               In February 2002, the company signed an agreement to settle its outstanding debt, accrued interest and accounts payable due to Fausett International, Inc. and a Board of Director. The total balance payable to the related party at December 31, 2001 was approximately $890,000. The Company has agreed to return to the related party assets which have a net book value of approximately $688,500 at December 31,2001. In exchange, the related party has forgiven the debt of $890,000 and has accepted a new note in the amount of $53,500 which remains outstanding at December 31, 2002. The Company has recognized a gain on the settlement of approximately $255,000.

NOTE 6 -       STOCK OPTIONS

               In 1998, the Company adopted a non-qualified stock option plan authorizing the granting to officers, directors, or employees options to purchase common stock. Options are granted by the Administrative Committee, which is elected by the Board of Directors. The number of options granted under this plan and any other plans active may not exceed 10% of the currently issued and

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001


NOTE 6 -       STOCK OPTIONS (Continued)

               outstanding shares of the Company's common stock. The term of each option granted is determined by the Committee, but cannot be for more than five years from the date the option is granted. The option priced per share with each option granted will be fixed by the Administrative Committee on the date of grant. At December 31, 2002, no options had been granted under this plan.

               The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At December 31, 2002, no options have been granted under the plan.

NOTE 7 -       COMMITMENTS AND CONTINGENCIES

               On July 10, 2001, the Company entered into an agreement to lease and possibly purchase a mine in Juab County, UT. The Company has the sole option to renew the lease on an annual basis. The Company paid the first year of the lease through the issuance of 400,000 shares of their common stock valued at $100,000. For subsequent years, the agreement requires that the lease payment be made through the issuance of 100,000 shares of the Company's common stock. In July 2002, the Company renewed the lease through the issuance of 100,000 shares of their common stock valued at $10,000. These common stock issuances have been recorded as a prepaid expense in the equity section of the balance sheet and are amortized over a 1 year period. If during this agreement the Company sells any product from the mine then the Company must pay a 3% royalty on the gross sales. If during any one year period the Company sells $1,000,000 of product from the mine, the Company has the option to purchase it for $500,000. The Company leases office space on a month to month basis at $300 per month.

NOTE 8 -       SUBSEQUENT EVENTS

               In January 2003, the Company issued 1,000,000 shares of their common stock valued at $100,000 for partial payment of the $161,071 note payable to an officer at December 31, 2002. The remaining balance of the note is $61,071.

               In January 2003, the Company paid $25,000 to settle a $53,500 note payable to a related company which was outstanding at December 31, 2002.

               In January 2003, the Company signed a letter of intent for a private placement of $2,000,000. The funding is subject to completion of due diligence and has not been finalized as of the audit report date.

                              ATLAS MINING COMPANY
                        Notes to The Financial Statements
                           December 31, 2002 and 2001

NOTE 8 -       SUBSEQUENT EVENTS (Continued)

               In February 2003, the SEC approved the Company's SB-2 filing. Per the SB-2, the Company may sell up to 10,000,000 shares of common stock at a minimum of $0.10 per share.