Form 10QSB
period 2003-03-31
ATLAS MINING CO
filed 2003-05-13
CIK 8328

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of the only class of the issuer's common equity as of April 30, 2003 is 16,622,389 shares of Common Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

                              ATLAS MINING COMPANY
                    FIRST QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         March 31, 2003 ..................................................   3

         Unaudited Consolidated Statements of Operations
         Three Months Ended March 31, 2003 and 2002 ......................   4

         Unaudited Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002 .......................  5

         Notes to Unaudited Consolidated Financial Statements .............  6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................... 7

  Item 3.  Controls and Procedures.......................................... 8

                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings .. ...........................................  9

  Item 2.  Changes in Securities ..........................................  9

  Item 3.  Defaults Upon Senior Securities ................................  9

  Item 4.  Submission of Matters to a Vote of Security Holders ............  9

  Item 5.  Other Information ..............................................  9

  Item 6.  Exhibits and Reports on Form 8-K ...............................  9

  Signatures ..............................................................  9

  Exhibits ................................................................ 10

Item 1. CONSOLIDATED FINANCIAL STATEMENTS
        ---------------------------------

                                           ATLAS MINING COMPANY
                                        Consolidated Balance Sheets
ASSETS
                                                                       March 31,       December 31,
                                                                         2003             2002
                                                                    ---------------  --------------
                                                                        (Unaudited)
Current Assets
  Cash                                                                $    5,946         $  5,246
  Investment Securities Available for Sale
                                                                          13,051           13,051
  Accounts Receivable - Trade
                                                                          47,792                -
  Advances
                                                                          11,801           11,696
  Advances - Related Party
                                                                          2,806            18,849
  Deposits and Prepaids
                                                                          25,835           25,835
                                                                    ---------------  --------------
Total Current Assets
                                                                         107,231           74,677
                                                                    ---------------  --------------

Property & Equipment, Net
                                                                         361,074          363,295
                                                                    ---------------  --------------
Other Assets
  Mining Supplies
                                                                           9,000           9,000
                                                                    ---------------  --------------

    Total Assets                                                      $  477,305      $  446,972
                                                                    ===============  ==============
LIABILITIES

Current Liabilities
  Accounts Payable and Accrued Expenses                               $  310,691      $   276,379
  Line of Credit
                                                                          27,181           28,024
  Current Portion of Long-Term Debt
                                                                         634,685          875,767
                                                                    ---------------  --------------
Total Current Liabilities
                                                                         972,557        1,180,170
                                                                    ---------------  --------------
Long Term Liabilities
  Notes Payable
                                                                         735,205          790,189
  Notes Payable - Related Party
                                                                          61,071          161,071
  Less: Current Portion of Long-Term Debt                               (634,685)        (875,767)
                                                                    ---------------  --------------
Total Long Term Liabilities
                                                                         161,591           75,493
                                                                    ---------------  --------------

Minority Interest
                                                                          69,126           69,126
                                                                    ---------------  --------------
Stockholders' Equity
  Common Stock, Authorized 60,000,000 Shares, No Par Value,
    Issued and Outstanding 15,317,945 and
    9,949,945 Shares, Respectively                                     3,226,345        2,689,545
  Preferred Stock, Authorized 10,000,000 Shares, $1.00 Par Value,
    Noncumulative Nonvoting, Nonconvertible, No Shares Issued or
    Outstanding                                                               -                -

  Retained Earnings (Deficit)                                         (3,870,380)     (3,532,928)
  Accumulated Comprehensive Income/ (Loss)                               (27,696)        (27,696)
  Less Cost of Treasury Stock, 518,106 and 18,106 Shares, Respectively   (51,738)         (1,738)
  Prepaid Expenses
                                                                          (2,500)         (5,000)
                                                                    ---------------  --------------

Total Stockholders' Equity                                              (725,969)       (877,817)
                                                                    ---------------  --------------

    Total Liabilities and Stockholders' Equity                        $  477,305      $  446,972
                                                                    ===============  ===============


                                ATLAS MINING COMPANY
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                 For the Three       For the Three
                                                  Months Ended       Months Ended
                                                   March 31,           March 31,
                                                      2003               2002
                                               ------------------- -------------------


Revenues                                        $        58,434    $         62,154

Cost of Sales                                            41,576              64,113
                                               ------------------- -------------------

Gross Profit (Loss)                                      16,858              (1,959)
                                               ------------------- -------------------

Operating Expenses
  Exploration and Development                            50,268              11,522
  General & Administrative                              271,685             172,744
                                               ------------------- -------------------

    Total Expenses                                      321,953             184,266
                                               ------------------- -------------------

Net Operating Income (Loss)                            (305,095)           (186,225)
                                               ------------------- -------------------

Other Income(Expense)
  Interest Expense                                      (60,859)            (18,738)
  Gain on Settlement of Debt                             28,500             262,732
  Interest Income                                             2                   3
  Miscellaneous Income                                        -               3,444
                                               ------------------- -------------------

    Total Other Income(Expense)                         (32,357)            247,441
                                               ------------------- -------------------

Income (Loss) Before Income Taxes                      (337,452)             61,216

Provision (Benefit) for Income Taxes                          -                   -
                                               ------------------- -------------------

Net Income (Loss)                               $      (337,452)     $       61,216
                                               =================== ===================

Net Income (Loss) Per Share                     $         (0.03)     $         0.01
                                               =================== ===================

Weighted Average Shares Outstanding                  11,220,501           7,055,950
                                               =================== ===================




                                   ATLAS MINING COMPANY
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                            For the Three Months Ended
                                                                       March 31,
                                                        ------------------------------------

                                                               2003              2002
                                                        ------------------ ------------------

Cash Flows from Operating Activities


  Net Income (Loss)                                      $    (337,452)      $  61,216
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                 2,221          15,505
     (Gain) on Settlement of Debt                              (28,500)       (262,732)
     Stock Issued for Services                                 136,800          44,000
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                                       (47,792)          6,766
     Prepaid Expenses                                            2,500          25,000
     Other Receivable                                                -             (41)
     Deposits and Prepaids                                           -             667
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                      34,312         (19,406)
                                                        ------------------- ----------------

  Net Cash Provided(Used) by Operating Activities             (237,911)       (129,025)
                                                        ------------------- ----------------

Cash Flows from Investing Activities
  Proceeds from Advances                                        15,938               -
                                                        ------------------- ----------------

  Net Cash Provided (Used) by Investing Activities              15,938               -
                                                        ------------------- ----------------

Cash Flows from Financing Activities
  Proceeds from Issuance of Common Stock                       250,000               -
  Payments on Line of Credit                                      (843)         (1,444)
  Proceeds from Notes Payable                                        -         139,515
  Payments on Notes Payable                                    (26,484)           (443)
                                                        ------------------- ----------------

  Net Cash Provided (Used) by Financing Activities             222,673         137,628
                                                        ------------------- ----------------

Increase (Decrease) in Cash                                        700           8,603
                                                        ------------------- ----------------

Cash and Cash Equivalents at Beginning of Period                 5,246               -
                                                        ------------------- ----------------

Cash and Cash Equivalents at End of Period               $       5,946       $   8,603
                                                        =================== ================

Cash Paid For:
  Interest                                               $     48,885        $  17,504
  Income Taxes
                                                         $          -        $       -

Non-Cash Activity:
  Stock Issued for Services                              $    136,800        $  44,000

  Stock Issued for Note Payable                          $    100,000        $       -


GENERAL

Atlas Mining, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK
------------

During January 2003, the Company issued 250,000 shares of common stock for services valued at $25,000.

During January 2003, the Company issued 1,000,000 shares of common stock to an officer for settlement of an outstanding note payable of $100,000.

During February 2003, the Company issued 68,000 shares of common stock for services valued at $6,800.

During March 2003, the Company issued 1,050,000 shares of common stock for services valued at $105,000.

During March 2003, the Company issued 2,500,000 shares of common stock for cash of $250,000.

During March 2003, the Company issued 500,000 shares of common stock to their subsidiary for settlement of an outstanding payable of $50,000. In the consolidation, the Company has recorded the 500,000 shares issued as an increase in treasury stock.

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

Property Exploration

         We are currently considered an exploration company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. During the first three months of 2003, we had $50,268 in exploration expenses. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

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

RESULTS OF OPERATIONS
---------------------

         Revenues for the three month period ending March 31, 2003 were $58,434, and $62,154 for the same period in 2002. These revenues came from contracting activities. There were no timber sales during these periods due to weather restraints.

         Gross profit (loss) for the three months ended March 31, 2003 was $16,858, compared to ($1,959) for the same period in 2002. Although revenues in the first quarters 2003 and 2002 were nearly the same we were able to hold the Costs of Sales in the first quarter of 2003 down compared to the same period in 2002, by the elimination of a supervisory position during the first quarter in 2003.

         As of the three month period ended March 31, 2003, our general and administrative expenses were $271,685 compared to $172,744 for the same period in 2002. The increase in this category resulted mainly from increases in professional fees during 2003, because of the company's efforts to become a fully registered company.

         Our net income (loss) for the three month period ended March 31, 2003, was ($337,452) compared to $61,216 for the same period in 2002. This was contributed mostly from higher interest and administrative expenses in the first of 2003 compared to the same period in 2002. We also experienced a gain on settlement of debt of $262,732 in the first quarter 2002 to offset losses in that quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from AFC and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. In 2002 and 2001, the contract mining work accounted for about 70% and 85% of the total revenues respectively. For the three month periods ended March 31, 2003 and 2002 contract mining accounted for 100% of the revenue. Due to weather conditions we normally do not log during the first quarter. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

         We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of March 31, 2003 is $61,071. In January, 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in this debt. We have an unsecured line of credit for $50,000 with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at March 31, 2003 was $27,181. The funds were used for general working capital and are on a revolving credit line. In 2000, we entered into an agreement with Universal Funding for a secured revolving credit line, immediately payable by accounts receivable. The funds are used for general working capital. As of March 31, 2003 the amount owing Universal funding is -0-. Accounts payable and accrued expenses due as of March 31, 2003 were $310,691 and are the result of daily operations and taxes owed.

         We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of March 31, 2003 our current balance, including interest is $66,134. The note matured on August 16, 2001. We have renegotiated terms of repayment, and can pay this debt for $32,500, approximately 50% of the amount otherwise due. We have notes payable to American National Mortgage due in monthly interest installments of $35,788.39. The note matures on May 31, 2003, at which time the principal is due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $119,371 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho. In 2002, the company signed a settlement agreement with the estate of Lovon Fausett wherein the company returned the majority of equipment acquired on a contract of sale and canceled all Fausett-related obligations except for a promissory note, of principal amount $53,500. We settled this debt in January, 2003 for $25,000, and have no further obligations to Fausett International or Lovon Fausett's estate. We will acquire other equipment at a more reasonable rate in order to continue our operations.

         If we are unable to reduce our debts or if we do not renegotiate any of this debt, we would be obligated to pay an average of $52,890 per month or $634,685 for the next fiscal year.

         In anticipation of the cash needs for the upcoming year, we have filed a registration statement on Form SB-2 with the Commission to register 10,000,000 shares of our common stock for public sale at a price of $0.10 per share. In February 2003, the Commission declared effective our revised registration statement covering these shares.

In January 2003 we entered into an agreement with a commodity investment fund for $2,000,000 in financing, to be effected through a purchase of 2,500,000 shares of our common stock for $250,000, to be followed by an additional purchase of 7,500,000 shares of our common stock for $750,000 upon the satisfactory completion of the fund's due diligence review of the Company. The shares to be issued under this agreement are restricted and are exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering. The fund will also purchase from us a convertible note in principal amount of $1,000,000, with the right to convert the outstanding principal and accrued interest, if any, into shares of our common stock at a conversion price of $0.20 per share. We have received the initial investment of $250,000 and the fund is expected to complete the investment upon satisfactory completion of its due diligence.

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

         Our principal sources of cash flow during the first quarter 2003 was from Contracting activities which provided an average of $19,478 per month for the period ended March 31, 2003, and $20,718 per month for the same period in 2002. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

         Cash flow from financing activities for the three month period ended March 31, 2003 was $222,673 compared to $137,628 for the same period in 2002, a difference of $85,045. The major factor for the difference was the sale of common stock in 2003.

         The Company received $15,938 from investing activities for the three month period ended March 31, 2003, compared to -0- in the same period in 2002. This was mostly attributed from transactions with affiliates.

         Cash flow used by operating activities for the three month period ended March 31, 2003, was $237,911 compared to $129,025 for the same period in 2002, a difference of $108,887. In the three month period in 2003 cash paid for general and administrative expenses increased due to the professional and promotional costs as a result of becoming a fully reporting company.

Item 3.  CONTORLS AND PROCEDURES

         The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

         (b) Changes in internal controls

         There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

            None


Item 2.  Changes in Securities

During January 2003, the Company issued 1,000,000 shares of common stock to an officer for settlement of an outstanding note payable of $100,000. During March 2003, the Company issued 2,500,000 shares of common stock for cash of $250,000. The above issuances were exempt from registration pursuant to Section 4(2) or rule 506 of Regulation D of the Securities act of 1933.

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

3.2         Atlas Mining Company Bylaws (incorporated by reference to Exhibit
            3.2 to the Company's Form SB-2/A filed June 11, 2002).

99.1        Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

              None.
                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ATLAS MINING COMPANY

Dated: May 7, 2003             /s/ William Jacobson
                                --------------------------------------------
                                By: William Jacobson
                                Chief Executive Officer, Chief Financial Officer and Chairman of the Board

                           CERTIFICATIONS PURSUANT TO
                          ----------------------------

                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Atlas Mining Company (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Jacobson, the Company's President and Chief Financial Officer (the "Officer"), certifies, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

         (1) The Officer has reviewed the Report.

         (2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

         (4) The Officer:

                  (a) Is responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

                  (b) Has designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to him, particularly during the period in which the periodic Report is being prepared.

                  (c) Has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

                  (d) Has presented in the Report his conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

         (5) The Officer has disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

         (6) The Officer has indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 7, 2003                By:
                                     -------------------------------------------
                                           William Jacobson
                                           President and Chief Financial Officer