Form 10QSB
period 2003-06-30
ATLAS MINING CO
filed 2003-08-18
CIK 8328

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

   |_|      Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from ______________ to ______________

                       Commission file number ___________

                              ATLAS MINING COMPANY.
                              ---------------------
             (Exact name of registrant as specified in its charter)


             Idaho                                 82-0096527
             -----                                 ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


    630 East Mullan Avenue, Osburn, Idaho                     83849
   ---------------------------------------                   --------
   (Address of principal executive offices)                 (Zip Code)


                                 (208) 556-1181
                                 --------------
                 Issuer's telephone number, including area code

Former name, former address and formal fiscal year, if changed since last report: N/A

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of August 7, 2003 was as follows: 20,198,389 shares of Common Stock.

        Transitional Small Business Disclosure Format:    YES /_/  NO /X/

                              ATLAS MINING COMPANY
                    SECOND QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
                        PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

   Unaudited Consolidated Balance Sheet
   June 30, 2003 ..............................................................3

   Unaudited Consolidated Statements of Operations
   Three Months Ended June 30, 2003 and 2002, Six Months Ended June 30, 2003
   and 2002 .................................................................. 4

   Unaudited Consolidated Statements of Cash Flows
   Three Months Ended June 30, 2003 and 2002, Six Months Ended June 30, 2003
   and 2002 .................................................................. 5

   Notes to Unaudited Consolidated Financial Statements ...................... 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................... 7


                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................  8

Item 2.  Changes in Securities ..............................................  8

Item 3.  Defaults Upon Senior Securities ....................................  8

Item 4.  Submission of Matters to a Vote of Security Holders ................  8

Item 5.  Other Information ..................................................  8

Item 6.  Exhibits and Reports on Form 8-K ...................................  8

Certification under Sarbanes-Oxley Act of 2002 ..............................  9

Signatures .................................................................. 11

                              ATLAS MINING COMPANY
                           Consolidated Balance Sheets


                                     ASSETS
                                                                            June 30,            December 31,
                                                                              2003                  2002
                                                                         ---------------       ----------------
                                                                          (Unaudited)
Current Assets
  Cash                                                                       $   11,929             $    5,246
  Investment Securities Available for Sale                                       13,051                 13,051
  Accounts Receivable - Trade                                                    26,633                      -
  Advances                                                                       11,696                 11,696
  Advances - Related Party                                                        4,730                 18,849
  Deposits and Prepaids                                                          25,835                 25,835
                                                                         ---------------       ----------------

Total Current Assets                                                             93,874                 74,677
                                                                         ---------------       ----------------

Property & Equipment, Net                                                       358,854                363,295
                                                                         ---------------       ----------------

Other Assets
  Mining Supplies                                                                 9,000                  9,000
                                                                         ---------------       ----------------

    Total Assets                                                             $  461,728             $  446,972
                                                                         ===============       ================


             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses                                      $  344,806             $  276,379
  Line of Credit                                                                 26,235                 28,024
  Current Portion of Long-Term Debt                                             725,491                875,767
                                                                         ---------------       ----------------

Total Current Liabilities                                                     1,096,532              1,180,170
                                                                         ---------------       ----------------

Long Term Liabilities
  Notes Payable                                                                 734,192                790,189
  Notes Payable - Related Party                                                  66,792                161,071
  Less: Current Portion of Long-Term Debt                                      (725,491)              (875,767)
                                                                         ---------------       ----------------

Total Long Term Liabilities                                                      75,493                 75,493
                                                                         ---------------       ----------------

Minority Interest                                                                69,126                 69,126
                                                                         ---------------       ----------------

Stockholders' Equity
  Preferred stock, Authorized 10,000,000 Shares, $1.00 Par Value,
    Noncumulative Nonvoting, Nonconvertible, None Issued or Outstanding               -                      -
  Common Stock, Authorized 60,000,000 Shares, No Par Value,
    Issued and Outstanding 16,863,945 and 9,949,945 Shares, Respectively      3,380,945              2,689,545
  Retained Earnings (Deficit)                                                (4,080,934)            (3,532,928)
  Accumulated Comprehensive Income (Loss)                                       (27,696)               (27,696)
  Less Cost of Treasury Stock, 518,016 and 18,106 Shares, Respectively          (51,738)                (1,738)
  Prepaid Expenses                                                                    -                 (5,000)
                                                                         ---------------       ----------------

Total Stockholders' Equity                                                     (779,423)              (877,817)
                                                                         ---------------       ----------------

    Total Liabilities and Stockholders' Equity                               $  461,728             $  446,972
                                                                         ===============       ================

                              ATLAS MINING COMPANY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              For the Three        For the Three        For the Six          For the Six
                                               Months Ended        Months Ended         Months Ended        Months Ended
                                                 June 30,            June 30,             June 30,            June 30,
                                                   2003                2002                 2003                2002
                                             -----------------   ------------------   -----------------   ------------------

Revenues                                          $    94,560           $   72,650         $   152,994           $  134,804

Cost of Sales                                          99,435               74,510             141,011              150,145
                                             -----------------   ------------------   -----------------   ------------------

Gross Profit (Loss)                                    (4,875)              (1,860)             11,983              (15,341)
                                             -----------------   ------------------   -----------------   ------------------

Operating Expenses
  Exploration & Development Costs                      (1,444)              11,954              48,824               33,486
  General & Administrative                            199,206              152,321             470,891              303,533
                                             -----------------   ------------------   -----------------   ------------------

    Total Expenses                                    197,762              164,275             519,715              337,019
                                             -----------------   ------------------   -----------------   ------------------

Net Operating Income (Loss)                          (202,637)            (166,135)           (507,732)            (352,360)
                                             -----------------   ------------------   -----------------   ------------------

Other Income(Expense)
  Interest Expense                                     (7,919)             (14,830)            (68,778)             (33,568)
  Gain on Settlement of Debt                                -                    -              28,500              262,732
  Interest Income                                           2                    -                   4                    3
  Gain on Sale of Stock                                     -                  810                   -                  810
  Miscellaneous Income (Expense)                            -               (3,342)                  -                  102
                                             -----------------   ------------------   -----------------   ------------------

    Total Other Income(Expense)                        (7,917)             (17,362)            (40,274)             230,079
                                             -----------------   ------------------   -----------------   ------------------

Income (Loss) Before Income Taxes                    (210,554)            (183,497)           (548,006)            (122,281)

Provision (Benefit) for Income Taxes                        -                    -                   -                    -
                                             -----------------   ------------------   -----------------   ------------------

Net Income (Loss)                                 $  (210,554)          $ (183,497)        $  (548,006)          $ (122,281)
                                             =================   ==================   =================   ==================

Net Income (Loss) Per Share                       $     (0.01)          $    (0.02)        $     (0.04)          $    (0.02)
                                             =================   ==================   =================   ==================

Weighted Average Shares Outstanding                16,637,134            7,437,283          13,928,817            7,203,750
                                             =================   ==================   =================   ==================

                              ATLAS MINING COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the Six Months Ended
                                                                   June 30,
                                                      -----------------------------------
                                                           2003                 2002
                                                      ---------------      --------------
Cash Flows from Operating Activities

  Net Income (Loss)                                       $ (548,006)          $(122,281)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                               4,441              18,226
     (Gain) Loss on Disposal of Assets                             -                   -
     (Gain) on Settlement of Debt                            (28,500)           (262,732)
     (Gain) on Sale of Stock                                       -                (810)
     Stock Issued for Services                               291,300              44,000
  Change in Assets and Liabilities
     (Increase) Decrease in:
     Accounts Receivable                                     (26,633)            (14,188)
     Other Receivable                                              -              (1,560)
     Deposits and Prepaids                                     5,000              (4,376)
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                    68,428             (56,739)
                                                      ---------------      --------------

  Net Cash Provided(Used) by Operating Activities           (233,970)           (400,460)
                                                      ---------------      --------------

Cash Flows from Investing Activities
  Proceeds from Advances - Related Party                     158,619                   -
  Payments for Advances - Related Party                     (144,500)                  -
  Payments for Notes Receivable                                    -              (4,800)
  Proceeds from Sale of Investments                                -               1,350
                                                      ---------------      --------------

  Net Cash Provided (Used) by Investing Activities            14,119              (3,450)
                                                      ---------------      --------------

Cash Flows from Financing Activities
  Payments for Line of Credit                                 (1,789)             (2,368)
  Proceeds from Issuance of Common Stock                     250,100                   -
  Proceeds from Notes Payable                                  5,720             599,725
  Payments for Notes Payable                                 (27,497)           (107,475)
                                                      ---------------      --------------

  Net Cash Provided (Used) by Financing Activities           226,534             489,882
                                                      ---------------      --------------

Increase (Decrease) in Cash                                    6,683              85,972
                                                      ---------------      --------------

Cash and Cash Equivalents at Beginning of Period               5,246                   -
                                                      ---------------      --------------

Cash and Cash Equivalents at End of Period                $   11,929           $  85,972
                                                      ===============      ==============

Cash Paid For:
  Interest                                                $   54,369           $  17,716
  Income Taxes                                            $        -           $       -

Non-Cash Activity:
  Stock Issued for Services                               $  291,300           $  44,000
  Stock Issued for Notes Payable                          $  100,000           $       -

                              ATLAS MINING COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


GENERAL
-------

Atlas Mining Company (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

COMMON STOCK TRANSACTIONS
-------------------------

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

During April 2003, the Company issued 1,295,000 shares of common stock for services valued at $129,500.

During May 2003, the Company issued 1,000 shares of common stock for cash of $100.

During May 2003, the Company issued 250,000 shares of common stock for services valued at $25,000.

ITEM 2


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

PROPERTY EXPLORATION

      We are currently considered an exploration company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. During the first half of 2003, we spent $48,824 in exploration expenses. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

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

RESULTS OF OPERATIONS

     Revenues for the six month period ending June 30, 2003, were $152,994, and $134,804 for the same period in 2002, or approximately a 13.5% increase. For the three month period ending June 30, 2003, revenues were $94,560, compared to $72,650 for the same period in 2002, or approximately a 30% increase. The company was able to maintain more work during the second quarter of 2003, compared to 2002. Thus reflecting an increase in revenues. For the period ended June 30, 2003, the company had timber revenues of -0- compared to $6,059 for the same period in 2002.

     Gross profit (loss) for the six months ended June 30, 2003, was $11,983, compared to ($15,341), for the same period in 2002. This was attributed to the greater revenue in 2003 compared to 2002. For the three month period ended June 30, 2003, our gross loss was ($4,875) compared to ($1,860), for the same period in 2002. Direct costs during this period in 2003 were greater than in 2002.

      As of the six month period ended June 30, 2003, our total operating expenses were $519,715 compared to $337,019 for the same period in 2002. For the three month period ended June 30, 2003, the total operating expenses were $197,762, compared to $164,275 for the same period in 2002. The increase in this category resulted mainly from increases in professional fees during 2003, because of the company's efforts to become a fully registered company.

     Our net profit (loss) for the six month period ended June 30, 2003, was ($548,006) compared to ($122,281) for the same period in 2002. For the three month period ended June 30, 2003, the figure was ($210,554) compared ($183,497) for the same period in 2002. The company experienced greater General and Administrative cost in 2003 compared to 2002.

PART II---OTHER INFORMATION

Item  1.     Legal  Proceedings

             None

Item  2.     Changes  in  Securities

         DURING MAY 2003, THE COMPANY ISSUED 1,000 SHARES OF COMMON STOCK FOR CASH OF $100, OR A PRICE OF $0.10 PER SHARE. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because the shares were offered in a private sale by the Company.


Item  3.     Defaults  Upon  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None

Item  5.     Other  Information

             None

Item  6.     Exhibits  and  Reports  on  Form  8-K.

             (a)  Exhibits

             None

             (b) Reports on Form 8-K

             None.

                                 CERTIFICATIONS

  I, William Jacobson, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Atlas Mining Company;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  DATED: August 11, 2003                            By: /s/William Jacobson
                                                    ------------------------
                                                    William Jacobson
                                                    Chief Executive Officer

                                  Exhibit 32.1

          Statement of Chief Executive Officer of Atlas Mining Company Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to ss. 906 of the
                           Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Atlas Mining Company (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Jacobson, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/ William Jacobson
  -------------------------------------
  William Jacobson
  Chief Executive Officer
  August 11, 2003


  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Atlas Mining Company and will be retained by Atlas mining Cmpany and furnished to the Securities and Exchange Commission or its staff upon request.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ATLAS MINING COMPANY

Dated:  July 31, 2003            /s/ William Jacobson
                                 ------------------------------
                                 By:   William Jacobson
                                 Its:  CEO/CFO, and Chairman of
                                       the Board