Form 10QSB
period 2003-09-30
ATLAS MINING CO
filed 2003-11-12
CIK 8328

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

                  For the quarterly period ended September 30, 2003

   |_|      Transition report under Section 13 or 15(d) of the Exchange Act.

         For the transition period from ______________ to ______________

                       Commission file number  000-31380
                                               ---------

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of November 5, 2003 was as follows: 33,682,246 shares of Common Stock.

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

   Notes to Unaudited Consolidated Financial Statements ...................... 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................... 7
Item 3.  Controls and Procedures ............................................. 7

                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................  8

Item 2.  Changes in Securities ..............................................  8

Item 3.  Defaults Upon Senior Securities ....................................  8

Item 4.  Submission of Matters to a Vote of Security Holders ................  8

Item 5.  Other Information ..................................................  8

Item 6.  Exhibits and Reports on Form 8-K ...................................  8

Signatures ..................................................................  9

ITEM 1.




                              Atlas Mining Company
                           Consolidated Balance Sheets


                                     ASSETS
                                                                                       September 30,         December 31,
                                                                                           2003                   2002
                                                                                      ---------------       ----------------
                                                                                       (Unaudited)
Current Assets
  Cash                                                                                     $ 109,508                $ 5,246
  Investment Securities Available for Sale                                                    13,051                 13,051
  Accounts Receivable - Trade                                                                 18,233                      -
  Advances                                                                                    11,696                 11,696
  Advances - Related Party                                                                     2,806                 18,849
  Deposits and Prepaids                                                                       25,835                 25,835
                                                                                      ---------------       ----------------

Total Current Assets                                                                         181,129                 74,677
                                                                                      ---------------       ----------------

Property & Equipment, Net                                                                    357,085                363,295
                                                                                      ---------------       ----------------

Other Assets
  Mining Supplies                                                                              9,000                  9,000
                                                                                      ---------------       ----------------

    Total Assets                                                                           $ 547,214              $ 446,972
                                                                                      ===============       ================


             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable and Accrued Expenses                                                    $ 227,804              $ 276,379
  Line of Credit                                                                              24,888                 28,024
  Current Portion of Long-Term Debt                                                          721,857                875,767
                                                                                      ---------------       ----------------

Total Current Liabilities                                                                    974,549              1,180,170
                                                                                      ---------------       ----------------

Long Term Liabilities
  Notes Payable                                                                              610,867                790,189
  Notes Payable - Related Party                                                              186,483                161,071
  Less: Current Portion of Long-Term Debt                                                   (721,857)              (875,767)
                                                                                      ---------------       ----------------

Total Long Term Liabilities                                                                   75,493                 75,493
                                                                                      ---------------       ----------------

Minority Interest                                                                             62,643                 69,126
                                                                                      ---------------       ----------------

Stockholders' Equity
  Preferred stock, Authorized 10,000,000 Shares, $1.00 Par Value,
    Noncumulative Nonvoting, Nonconvertible, None Issued or Outstanding                            -                      -
  Common Stock, Authorized 60,000,000 Shares, No Par Value,
    Issued and Outstanding 32,133,945 and 9,949,945 Shares, Respectively                   4,760,845              2,689,545
  Retained Earnings (Deficit)                                                             (4,516,907)            (3,532,928)
  Accumulated Comprehensive Income (Loss)                                                    (27,696)               (27,696)
  Less Cost of Treasury Stock, 1,313,022 and 18,106 Shares, Respectively                    (134,213)                (1,738)
  Prepaid Expenses                                                                            (7,500)                (5,000)
  Subscription Receivable                                                                   (640,000)                     -
                                                                                      ---------------       ----------------

Total Stockholders' Equity                                                                  (565,471)              (877,817)
                                                                                      ---------------       ----------------

    Total Liabilities and Stockholders' Equity                                             $ 547,214              $ 446,972
                                                                                      ===============       ================

                              Atlas Mining Company
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    For the Three        For the Three        For the Nine        For the Nine
                                                     Months Ended        Months Ended         Months Ended        Months Ended
                                                    September 30,        September 30,       September 30,        September 30,
                                                         2003                2002                 2003                2002
                                                   -----------------   ------------------   -----------------   ------------------

Revenues                                                   $ 81,906            $ 134,512           $ 234,900            $ 269,316

Cost of Sales                                               121,406               85,961             262,417              236,106
                                                   -----------------   ------------------   -----------------   ------------------

Gross Profit (Loss)                                         (39,500)              48,551             (27,517)              33,210
                                                   -----------------   ------------------   -----------------   ------------------

Operating Expenses
  Exploration & Development Costs                                 -                    -              48,824                    -
  General & Administrative                                  411,764              179,009             882,655              516,028
                                                   -----------------   ------------------   -----------------   ------------------

    Total Expenses                                          411,764              179,009             931,479              516,028
                                                   -----------------   ------------------   -----------------   ------------------

Net Operating Income (Loss)                                (451,264)            (130,458)           (958,996)            (482,818)
                                                   -----------------   ------------------   -----------------   ------------------

Other Income(Expense)
  Interest Expense                                          (14,018)             (62,622)            (82,796)             (96,190)
  Gain on Settlement of Debt                                 18,807                    -              47,307              262,732
  Interest Income                                                 3                    7                   7                   10
  Minority Interest                                           6,483                5,196               6,483                5,196
  Gain on Sale of Stock                                           -                    -                   -                  810
  Miscellaneous Income (Expense)                              4,016                    -               4,016                  102
                                                   -----------------   ------------------   -----------------   ------------------

    Total Other Income(Expense)                              15,291              (57,419)            (24,983)             172,660
                                                   -----------------   ------------------   -----------------   ------------------

Income (Loss) Before Income Taxes                          (435,973)            (187,877)           (983,979)            (310,158)

Provision (Benefit) for Income Taxes                              -                    -                   -                    -
                                                   -----------------   ------------------   -----------------   ------------------

Net Income (Loss)                                        $ (435,973)          $ (187,877)         $ (983,979)          $ (310,158)
                                                   =================   ==================   =================   ==================

Net Income (Loss) Per Share                                 $ (0.02)             $ (0.02)            $ (0.06)             $ (0.04)
                                                   =================   ==================   =================   ==================

Weighted Average Shares Outstanding                      24,521,056            7,790,557          15,154,897            7,429,559
                                                   =================   ==================   =================   ==================

                              Atlas Mining Company
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                               ---------------------------------

                                                                                   2003                2002
                                                                               --------------      -------------

Cash Flows from Operating Activities

  Net Income (Loss)                                                               $ (983,979)         $(310,158)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                      13,710             20,614
     (Gain) on Settlement of Debt                                                    (47,307)          (262,732)
     (Gain) on Sale of Investment                                                          -               (810)
     Stock Issued for Services                                                       669,200            115,600
     Minority Interest                                                                (6,483)                 -
  Change in Assets and Liabilities                                                                        5,196
     (Increase) Decrease in:
     Accounts Receivable                                                             (18,233)           (28,117)
     Other Receivable                                                                      -            (10,343)
     Deposits and Prepaids                                                                 -             51,875
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                            40,232            (67,791)
                                                                               --------------      -------------

  Net Cash Provided(Used) by Operating Activities                                   (332,860)          (486,666)
                                                                               --------------      -------------

Cash Flows from Investing Activities
  Proceeds from Advances - Related Party                                             200,543                  -
  Payments for Advances - Related Party                                             (184,500)                 -
  Payments for Notes Receivable                                                            -             (8,540)
  Payments for Investments                                                                               (2,730)
  Proceeds from Sale of Investments                                                        -              1,350
                                                                               --------------      -------------

  Net Cash Provided (Used) by Investing Activities                                    16,043             (9,920)
                                                                               --------------      -------------

Cash Flows from Financing Activities
  Payments for Treasury Stock                                                           (475)                 -
  Payments for Line of Credit                                                         (3,136)            (4,133)
  Proceeds from Line of Credit                                                             -              1,000
  Proceeds from Issuance of Common Stock                                             450,100                  -
  Proceeds from Notes Payable                                                          5,720            682,450
  Payments for Notes Payable                                                         (31,130)          (155,474)
                                                                               --------------      -------------

  Net Cash Provided (Used) by Financing Activities                                   421,079            523,843
                                                                               --------------      -------------

Increase (Decrease) in Cash                                                          104,262             27,257
                                                                               --------------      -------------

Cash and Cash Equivalents at Beginning of Period                                       5,246                  -
                                                                               --------------      -------------

Cash and Cash Equivalents at End of Period                                         $ 109,508           $ 27,257
                                                                               ==============      =============

Cash Paid For:
  Interest                                                                               $ -           $ 96,358
  Income Taxes                                                                           $ -                $ -

Non-Cash Activity:
  Stock Issued for Services                                                        $ 651,200          $ 115,600
  Treasury Stock Issued for Services                                               $  18,000                $ -
  Stock Issued for Notes Payable                                                   $ 100,000                $ -
  Stock Issued for Accounts Payable                                                $  70,000                $ -


                              Atlas Mining Company
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

GENERAL

Atlas Mining Company (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

During July 2003, the Company issued 2,225,000 shares of common stock for services valued at $110,500.

During July 2003, the Company issued 100,000 shares of common stock for payment of a lease valued at $10,000.

During August 2003, the Company issued 8,400,000 shares of common stock to outside investors for cash of $840,000 and 1,000,000 shares to its subsidiary Park Copper & Gold (PC&G) for cash of $100,000. As of September 30, 2003, $200,000 has been received from outside investors and a subscription receivable has been recognized for $640,000. The $100,000 due from PC&G and the 1,000,000 shares of common stock have been recognized in the consolidation as a cost of treasury stock.

During August 2003, the Company issued 125,000 shares of common stock for services valued at $10,000.

During September 2003, the Company issued 3,420,000 shares of common stock for services valued at $239,400.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATION

         Our primary source of revenue is generated by our contracting operations. However we also have exploration targets and timber. As a result, we are providing Management's discussion on our plan of operation.

Contract Mining

         Our contract mining consists of the majority of our revenues. This may Decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time we anticipate that our contracting will remain a significant portion of our business.


RESULTS OF OPERATIONS

         Revenues for the nine month period ending September 30, 2003 were 234,900 and 269,316 for the same period ending September 30, 2002, or a decrease of 12.7%. For the three month period ending September 30, 2003 revenues were $81,906 compared to $134,512 for the same period ending September 30, 2002 or a decrease of 39%. The main difference was caused by the additional logging revenue of $54,250 recognized in 2002 while in the 2003 we did not receive any revenue from logging.

         Gross profit (loss) for the nine month period ending September 30, 2003 was ($27,517) compared to $33,210 for the same period ending September 30, 2002 a difference of $60,727 or 182%. For the three month period ending September 30, 2003 gross profit (loss) was ($39,500) compared to $48,551 for the same period ending September 30, 2002 a difference of 88,051 or 181%. One contributing factor for this difference was the Costs of Sales increase in the three month period ending September 30, 2003 of $35,445 over the same period ending September 30, 2002. Also there was a difference due to the recognized logging revenue in 2002 of $54,250 while no logging revenue was recognized in 2003.

         Total operating expenses for the nine month period ending September 30, 2003 was $931,479 compared to $516,028 for the same period ending September 30, 2002 or an increase of 80%. For the three month period ending September 30, 2003 operating expenses were $411,764 compared to $179,009 for the same period ending September 30, 2002 or an increase of 130%. The company incurred additional professional expenses in 2003 compared to 2002 due to Securities Exchange Commission filings. The company also incurred additional exploration expenses in 2003 of approximately $48,800.

         Our net profit (loss) for the nine month period ending September 30, 2003 was ($983,979) compared to ($310,158) or a 217% increase. The net profit
(loss) for the three month period ending September 30, 2003 was ($435,973) compared to ($187,877) for the same period ending September 30, 2002, or an increase of 132%. As mentioned above, in 2003 the company experienced more general and administrative expenses due to the costs of becoming a fully reporting company this year.

ITEM 3.

  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II---OTHER INFORMATION

Item  1.     Legal  Proceedings

             None

Item  2.     Changes  in  Securities

         During July, 2003, the Company issued 100,000 shares of common stock for cash of $10,000, or a price of $0.10 per share.

During August 2003, the Company issued 8,400,000 shares of common stock to outside investors for cash of $840,000 and 1,000,000 shares to its subsidiary Park Copper & Gold (PC&G) for cash of $100,000. As of September 30, 2003, $200,000 has been received from outside investors and a subscription receivable has been recognized for $640,000. The $100,000 due from PC&G and the 1,000,000 shares of common stock have been recognized in the consolidation as a cost of treasury stock.

During August 2003, the Company issued 125,000 shares of common stock for services valued at $10,000.

During September 2003, the Company issued 3,420,000 shares of common stock for services valued at $239,400.

Unless otherwise noted, the sales set forth above involved no underwriter's discount or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.


Item  3.     Defaults  Upon  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None

Item  5.     Other  Information

             None

Item  6.     Exhibits  and  Reports  on  Form  8-K.

             (a)  Exhibits

               31.1 Certification  pursuant  to Rule  13a-14  of the  Securities
                    Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Atlas Mining Company

               31.2 Certification  pursuant  to Rule  13a-14  of the  Securities
                    Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Atlas Mining Company

               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Atlas Mining Company

               32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Atlas Mining Company

             (b) Reports on Form 8-K

             None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ATLAS MINING COMPANY

Dated:  November 11, 2003        /s/ William Jacobson
                                 ------------------------------
                                 By:   William Jacobson
                                 Its:  CEO/CFO, and Chairman of
                                       the Board