Form 10KSB
period 2003-12-31
ATLAS MINING CO
filed 2004-03-30
CIK 8328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $304,851.

         The number of shares of the registrant's common stock, no par value per share, outstanding as of March 26, 2004 was 36,679,017. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 26, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $9,169754.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

         Transition Small Business Disclosure Format:     Yes [ ]       No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..................................4
         ITEM 2.      DESCRIPTION OF PROPERTY.................................10
         ITEM 3.      LEGAL PROCEEDINGS.......................................15
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS...................................15

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS.......................15
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS....................17
         ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............27
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE............27

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                            CONTROL PERSONS; COMPLIANCE WITH
                            SECTION 16(a) OF THE EXCHANGE ACT.................28
         ITEM 10.     EXECUTIVE COMPENSATION..................................29
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT AND RELATED
                            STOCKHOLDER MATTERS...............................30
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........31
         ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K........................32
         ITEM 14.     CONTROLS AND PROCEDURES.................................32

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

         From 1980 to 1997, we had no activities. In 1997, we acquired the equipment of Fausett International, Inc. for $1,416,099 and began our contracting business. In 1998, we acquired the Sierra Silver Lead Mining Company, an Idaho corporation for $276,157. This merger added an additional
329.18 acres of mineral rights to our current holdings. In 1999, we also acquired the majority outstanding shares of Olympic Silver Resources, Inc., a Nevada corporation for $228,566. The acquisition of Olympic gave us control of an Olympic subsidiary mine in Zacatecas, Mexico. In 2001 our agreement on the mine in Zacatecas expired and we no longer have any interest there. In 1999 we acquired the Aulbach mining claims for $ 50,000, approximately 100 acres of timber and mineral property in northern Idaho. In 1999 we acquired 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho. In 2001, we entered into a lease purchase agreement on the Dragon Mine in Juab County, Utah for $100,000. We believe this property may contain a deposit of high quality clay, which we plan to explore further. In 2002, we cancelled our agreement with Fausett International, Inc., returned the equipment, and settled the remaining debt. We were not able to utilize this equipment enough to justify the cost related to owning it.

         In the future, we intend to be able to acquire additional properties near our current mines and elsewhere.

            We also intend to bring the Dragon Mine into a development and production stage.

         In addition to the mineral resources, we also have harvestable timber resources on our properties. We contract out logging of our timber to create revenues and cash flows for our other operations. We have also harvested timber on approximately 320 acres of our previously owned and newly acquired properties.

         We also intend to continue our contract mining services. These services were originally developed and marketed to provide us with operating revenues. We hope to increase the revenue derived from these services and to utilize our expertise in this area to explore our owned properties.

         CONTRACT MINING
         ---------------

         Because of exploration costs and other budget constraints, mining on our properties has remained idle since the 1980s. However, on August 10, 1997 our board met and approved a plan to revitalize Atlas Mining Company for the purpose of increasing shareholder value and, in the long term, of making us an operating company with producing mines.

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

         AFC must also compete with other smaller companies that provide contract services related to underground mining. However, AFC has experience in a number of different mining techniques. Besides normal underground mining activities, AFC has expertise in ground stabilization (such as grouting, shotcrete, and rock bolting). AFC has provided tunnel construction expertise for hydroelectric work. AFC also works with government agencies and other mining companies with respect to mine closures to help with industry efforts to alleviate potential hazards from abandoned mines.

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

         In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration expenses for the period ending December 31, 2002, and 2003 were $48,280 and $51,140, respectively on clay exploration.

         The halloysite clay is considered a non-toxic material and, if commercially viable amounts are discovered on the property, we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. In 2003 we completed a small diamond drilling program to verify location of clay beds at the Dragon Mine. With that information we have been able to formulate development and mining plans. It is our intent to bring the Dragon Mine into a development and production stage in the near future.

            We have also contacted potential customers, distributors and suppliers in the clay businesses. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product can not be formalized until we have developed the mine and become production ready.

         We are not aggressively looking for silver properties at this time, as we have been concentrating on our efforts to bring the clay property from the exploration stage to the development stage. However once the clay property is further developed it is our intent to look for other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

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

BUSINESS STRATEGY
-----------------

         As was noted above, the creation of AFC was done for the purpose of creating operating revenues for us. We also intend to expand our exploration, and our timber production.

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

COMPETITION
-----------

         CONTRACT MINING
         ---------------

         A review of Dun and Bradstreet shows that the main competitors of AFC in the contract mining business are: American Mine Services, Inc.; Dynatec Mining Corporation; Tyson; J.S. Redpath and Small Mines Development. Each of these companies are larger than AFC or part of larger companies which gives them the depth to take on larger projects that require large capital investments.

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

         The amount of underground contracts for which AFC could bid fluctuates greatly depending on the economic climate of the industry. However on average the total contracts offered are generally between $100 and $120 million per year. Over the past year AFC has not pursued any of the larger projects which accounts for 80% to 90% of all projects available, and has only looked at smaller projects in the three state area of Idaho, Montana and Washington. In the future the company intends to use some of it existing AFC personnel to pursue any activities on its other properties.

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

         Up until this past year we have noticed less activity in the mining industry in the United States. The price of metals and increased costs due to regulations imposed on the industry have driven mining costs upward making mining less profitable. Consequently, the ability to generate a sustainable revenues source from AFC has been hampered, and management has decided to find mineable resources on its own properties to utilize the manpower and equipment available to the company. As the trend in metals prices improves, the possibility of more contracting activity should also improve.

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

         We do intend to conduct some exploration at the Dragon Mine in Juab County, Utah. The Utah Department of Natural Resources sets the guidelines for exploration based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5. We have applied for and received the proper permit from them. Before we start any long-term work at the Dragon Mine, we will also apply for authority from the Utah Department of Commerce to conduct business as a foreign corporation in the state as required by Utah Code, Title 16-10A-1501. Compliance with these regulations is expected to cost us approximately $200 per year. We do not plan to hire any additional people for this process at this time, but will utilize existing employees already covered by Idaho State employment regulations.

EMPLOYEES
---------

         As of December 31, 2003, Atlas Mining and its subsidiaries have ten employees. We have also outsourced some of our logging work to a logging contractor who employs approximately six people. In addition, we periodically utilize the services of various individuals on a consulting basis. In 2002 and 2003, we hired a geologist, Richard Tschauder, and an industrial minerals consultant, Phlogiston Company, for their consulting services. We do not have employment agreements with any of our employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.


ITEM 2.  DESCRIPTION OF PROPERTY

PRINCIPAL OFFICE
----------------

         We rent office space from the Mcgillvray Environmental in Osburn, Shoshone County, Idaho. The address of the property is 630 East Mullan Avenue, Osburn, Idaho 83849. The property is a two-room office, containing approximately 800 square feet, in a business complex in the downtown area of Osburn, Idaho. The rent is $300 per month and there is no rental agreement.

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

         The Atlas property currently carries a first mortgage to CLS Mortgage, and a second mortgage to American Mortgage. We owe CLS Mortgage $119,236, on which we pay $1,614 per month. We owe American Mortgage $552,308. However, American Mortgage has been closed down by state regulators and has filed bankruptcy. We are in the process of negotiating a settlement of this debt.

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

JUAB COUNTY, UTAH
-----------------

         Dragon Mine
         -----------

         The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District) has been principally exploited for halloysite clay, a rare and high unit value clay mineral. The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian. Since July 10, 2001, Atlas Mining Company has leased the property from Conjecture Silver Mines, Inc., whose address is P.O.B. 14006, Spokane, Washington 99214. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we have the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or we may buy the property for $500,000 if we have $1,000,000 in sales from the mine in a 12-month period. On June 20, 2003, we notified Conjecture Silver Mines of our intent to renew our lease for an additional year. On July 14, 2003, we issued an additional 100,000 shares of common stock to Conjecture Silver Mines, Inc. for rights to the property for another year. Should we mine the property, if warranted, before we have completed purchase of the property, we are liable to pay a 3% cash royalty on the gross sales of product from the property.

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

         Previous owners' records indicate that over 1.1 million tons were mined at the property from 1950 until it closed. Those records also indicate approximately 300,000 tons of mineralized material remain on the property. The previous owners also conducted some exploration core drilling and some reverse circulation drilling, but the records of the results are incomplete. The figures in this paragraph depend on the assumption that the old records and maps are accurate. Our analysis of the surviving maps and record lead us to believe that their estimates of 300,000 tons of mineralized material are still valid. The previous owners' geologists determined the area of influence was no more than 80 feet along strike and 100 feet along dip. There were no chemically quantifiable cutoffs to the mineralized material. It appeared that the most distinguishable factors were visual indicators. The specific gravity they used was a density of 17 cubic feet per ton. In 2003 we conducted a small exploration drilling program, have been able to confirm this information.

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

                                  2003                2002
                             High      Low       High       Low
                             ----      ---       ----       ---
         First Quarter      $0.15     $0.08      $0.15     $0.08
         Second Quarter     $0.12     $0.055     $0.13     $0.09
         Third Quarter      $0.16     $0.05      $0.16     $0.17
         Fourth Quarter     $0.19     $0.08      $0.18     $0.06

         As of March 25, 2004, there were approximately 1,678 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on our common stock and the rate of such dividends, if any, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

         Our Board of Directors has adopted two equity compensation plans, the Stock Option Plan of Atlas Mining Company, and the Incentive Stock Option Plan of Atlas Mining Company. Both plans were adopted in 1998. Options under the Stock Option Plan of Atlas Mining Company will expire 5 years from the date of grant, and the price per share for each option granted will be set by the Administrative Committee. As of December 31, 2003, no options have been granted under the Stock Option Plan of Atlas Mining Company. Options issued under the Incentive Stock Option Plan of Atlas Mining Company will have a price per share at least equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2003, no options have been granted under the Incentive Stock Option Plan of Atlas Mining Company.

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

            On May 31, 2003, the Company issued 1,000 shares of its common stock to an accredited investor for payment of $100 in cash. The issuance of the shares was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

            On July 14, 2003 the Company issued 100,000 shares of its common stock valued at $10,000 to Conjecture Mines, Inc for payment its annual lease payment on the Dragon Mine. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

            On October 2, 2003 the Company issued 20,000 shares of its common stock valued at $1,400 to an individual for services. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

            On October 30,2003 the Company issued 10,000 shares of its common stock valued at $700 to an individual for services. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

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

         Currently, our primary source of revenue is generated by our Atlas Fausett Contracting operations. However, we also have exploration targets and timber.

CONTRACT MINING

         Our contract mining normally generates 80% of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time, we anticipate that our contracting will generate no less than approximately 50% of our revenues.

PROPERTY EXPLORATION

         We are currently considered an exploration company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. During 2003 we had exploration expenses amounting to $51,140. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

         The majority of our exploration has been at the Dragon Mine in Juab County, Utah. We have furnished samples of the halloysite clay extracted from this property to potential buyers and distributors. The preliminary results of these samples have been favorable, although we have not yet received any firm commitments; we have received non binding letters of intent from potential buyers. It is our intent to move into the development and productions stage of this property.

TIMBER

         We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather.

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002.

         Our operations for the period ended December 31, 2003, and the period ended December 31, 2002 consisted mostly of our contracting work, logging income and some exploration activities.

REVENUES

         Our total revenues for the period ending December 31, 2003 were $304,851, compared to $403,586 for the period ending December 31, 2002, resulting in a 24% decrease from the same period the previous fiscal year. The reason for this is due to fewer revenues received in 2003 from logging activities. Our contract mining revenue for the period ending December 31, 2003 was $298,707 compared to $284,196 for the period ended December 31, 2002, or an increase of 5%. Our timber revenue for the period ending December 31, 2003 was $3,955, compared to $116,048 for the same period ended December 31, 2002, which is a 97% decrease from 2002 to 2003. We logged less in 2003 because the lumber mills were paying less for logs during part of the year, and the high fire danger limited our activities in the forest.

GROSS PROFIT

         Our Gross profit for the year ended December 31, 2003 was $(30,253) compared to $103,356 for the year ended December 31, 2002. This is a 129% decrease from the previous year. The main reason for this was the lack of timber revenues ($112,093 less) in 2003, compared to 2002, and some higher direct expenses in 2003 compared to 2002.

GENERAL AND ADMINISTRATIVE EXPENDITURES

         Our general and administrative expenditures for the period ending December 31, 2003 were $1,255,182, which is A 63% increase from the same period the previous fiscal year. The reason for this is attributable to additional costs in 2003 not incurred in 2002 of $466,737 in professional and fees, and $156,681 in advertising expenses. In 2003 we finalized our payments to the SEC attorneys for the completed registration statements.

CAPITAL EXPENDITURES

         We had no capital expenditures for the period ending December 31, 2003 and December 31, 2002.

INTEREST PAYMENTS

         Our interest payments for the period ending December 31, 2003 were $91,337, which is a 55% decrease from the same period the previous fiscal year. The reason for this is due to regulatory closure and subsequent bankruptcy of American Mortgage, our major creditor, resulting in our suspension of payments pending settlement of the debts.

EXPLORATION EXPENDITURES

         Our exploration expenses for the period ending December 31, 2003 was $51,140 compared to $48,280 for the previous fiscal year, which is a 6% increase from the same period the previous fiscal year. These expenses were incurred at the Dragon Mine, in Juab County, Utah, where we completed a small diamond drilling program in 2003.

NET PROFIT (LOSS)

         Our net losses for the period ending December 31, 2003, ($1,382,038), is a 94% increase over the same period the previous fiscal year. The reason for this is attributed to less revenue in 2003 than in 2002 ($98,735 less), and additional general and administrative expenses in 2003 ($483,349 more).

LIQUIDITY AND CAPITAL RESOURCES

         To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contracting work and to log our timber properties to help pay for our operations. In 2003 and 2002 the contracting work accounted for about 98% and 70% of the total revenues respectively. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

         We have a note payable to William Jacobson, an officer and director, which is payable on demand and bearing no interest. The proceeds of this obligation were used for general working capital. The current amount due as of December 31, 2003 is $70,829. We have an unsecured line of credit with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at December 31, 2003 and 2002 was $23,094 and $28,024, respectively. The funds were used for general working capital. Accounts payable due as of December 31, 2003 were $214,855 and are the result of daily operations and taxes owed.

         We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 due in monthly payments of $1,000 with a balloon payment due at maturity. The note matured on August 16, 2002. We have negotiated the terms of repayment, and can pay this debt for approximately 50% of the value. The note was for accounting services provided to us in 1999 and 2000. As of December 31, 2003 our current balance, including interest is $70,734. We have notes in the amount $552,300 payable to American National Mortgage due in monthly installments for interest and fees of $18,743.79, maturing on May 31, 2003, and secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $119,236, and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho.

         Our principal sources of cash flow are from our timber properties, which averaged $330 per month in fiscal year 2003 and $9,600 per month in 2002, and our contract mining, which averaged $24,892 per month in fiscal year 2003 and $23,680 in 2002. In addition, we also rely on our credit facilities and any public or private equity issuances we may conduct in the future.

         Cash flow from financing activities for the fiscal year ended December 31, 2003 was $593,498 compared to $593,992 for the same period in 2002, a difference of $494.

         The Company realized a use of funds of ($45,431) from investing activities for the fiscal year ended December 31, 2003, compared to ($31,307) for the same period in 2002, a difference of $14,124. The main difference attributed to the sale of investments during 2003 of $10,503 compared to $1.538 for the same period ended December 31, 2002.

         Cash flow from operating activities for the fiscal year ended December 31, 2003, was ($546,589) compared to ($557,439) for the same period in 2002, a difference of $10,850. The Company had greater operating losses in 2003 because of the lack of revenues and accumulated more costs in the company's efforts to complete SEC filings.

         As of April 1, 2003, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month-to-month basis from the Mcgillvray Environmental.

         If we do not reduce any of this debt from proceeds of our offering, if we do not renegotiate any of this debt or if repayment is demanded, we would be obligated to pay an average of $80,256 per month or $963,080 for the next fiscal year.

         In anticipation of the cash needs for the upcoming year, we have completed an SB-2 filing with the Securities and Exchange Commission. This filing was first approved in July 2002, revised and approved again in February 2003. Under the revised application, the company was able to sell up to 10,000,000 shares of common stock at a price of $0.10 per share. These shares have been sold and the company carries a subscription receivable as of December 31, 2003 for uncollected proceeds of $524,700.

         During 2003 the company entered into an agreement with a group to acquire $2 million in financing through a restricted common stock sale and a convertible note. The group has funded $250,000, however, it did not complete its commitment. The company issued 2.5 million shares of restricted stock on March 31, 2003.

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

         Following is summary financial information reflecting our operations for the periods indicated.

                                                      Year Ended December 31,
                                                        2003           2002
                                                    -------------  -------------

         Net revenues                               $    304,851   $    403,586
         Cost of revenues                           $    335,104   $    300,230
         Gross profit                               $    (30,253)  $    103,356
         Selling, general and administrative        $  1,255,182   $    771,833
         Gain (Loss) from operations                $ (1,336,575)  $   (716,757)
         Net gain (loss)                            $ (1,382,038)  $   (711,901)

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

         WE ARE CURRENTLY IN DEFAULT ON ONE OR MORE OF OUR LOANS.

         We have a note payable to Moss Adams, LLP for accounting services provided to us in 1999 and 2000. The principal of the note is $53,250, with an interest rate of 9% per annum, due in monthly payments of $1,000. The note matured on August 16, 2001. As of December 31, 2003 the current balance, including interest is $70,734. We have renegotiated terms of repayment, and can pay this debt for approximately 50% of the amount otherwise due. We have notes in the amount $552,300 payable to American National Mortgage due in monthly installments for interest and fees of $18,743.79, maturing on May 31, 2003, and secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt. If we are unable to pay these debts, it would have a material adverse impact on our ability to conduct business, and our financial position.

         WE HAVE EXPERIENCED ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997 AND OUR AUDITORS HAVE INDICATED UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE OPERATIONS AS A GOING CONCERN.

         We have experienced annual operating losses since our reactivation in September 1997. As of December 31, 2003, we had an accumulated deficit of $(4,914,966). We will need to raise additional capital to continue as a going concern. Our auditors have indicated uncertainty concerning our ability to continue as a going concern. We can not assure you that that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins.

         WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS IN ANY OF OUR PROPERTIES.

         We are an exploration stage company and cannot assure you that a commercially viable deposit, or "reserve," exists in any of our exploration properties. Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If we fail to find a commercially viable deposit on any of our properties, or if we fail to bring one of our properties into a profitable operating mode, our financial condition and results of operations will be materially adversely affected.

         WE HAVE NOT RECORDED INCOME FOR OUR EXPLORATION ACTIVITIES, AND MAY NOT DO SO IN THE FUTURE.

         To date, none of our exploration properties have produced any income from activities. Additionally, although our timber harvesting activities have generated revenue, we as a company have not yet generated any profit. We may not be able to develop these activities to commercially viable enterprises or to obtain additional properties that are commercially viable. The commodities extracted from our properties may never generate significant revenues or achieve profitability, which will adversely impact our financial condition.

         WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

         Since September 1997, we have focused our efforts on developing our business in underground mine contracting primarily to companies in the mining and civil industries, and other resource development and property acquisitions. We will need to raise additional capital to implement fully our business plan and establish adequate operations. We cannot assure you that we will be able to recover additional public or private financing, including debt or equity financing, as needed, or, if available, on terms favorable to us. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements, together with the independent auditors' report thereon of Chisolm, Bierwolf & Nilson, LLC, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have experienced no recent change in or disagreement with our accountant. Our present auditor, Chisolm, Bierwolf & Nilson, LLC, Box 540216, No. Salt Lake, UT 84054, has been the Company's auditor since 1999. Management of the Company intends to keep Chisolm, Bierwolf & Nilson, LLC as its auditor for the foreseeable future.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers.

Name                      Age     Position
------------------------- ------- ----------------------------------------------

William T. Jacobson       57      Chairman of the Board, Chief Executive Officer
------------------------- ------- ----------------------------------------------
Jack Harvey               82      Vice President, Director
------------------------- ------- ----------------------------------------------
Kurt Hoffman              38      Treasurer, Director
------------------------- ------- ----------------------------------------------
Thomas E. Groce           83      Director
------------------------- ------- ----------------------------------------------
Marqueta Martinez         54      Secretary
------------------------- ------- ----------------------------------------------

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

         JOHN "JACK" HARVEY, VICE PRESIDENT, DIRECTOR. Mr. Harvey has been Vice President of Atlas Mining Company for 18 years. He received his mining engineering degree from Montana Tech. He worked in Butte, Montana with Anaconda and Arco until he retired about 15 years ago, after a 41 year career. Mr. Harvey does not hold a board seat in any other public company.

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

         THOMAS E. GROCE, DIRECTOR. Mr. Groce has been a director of Atlas Mining Company for 33 years. He retired 17 years ago after a 30-year career at Kaiser Aluminum. Mr. Groce held the position of secretary treasurer for 16 years. Mr. Groce does not hold a board seat in any other public company. Mr. Groce received a metallurgical engineering degree from Montana Tech.

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

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Form 3s for William T. Jacobson, John Harvey, Kurt Hoffman, Thomas E. Groce and Marqueta Martinez were filed in March 2003 rather than in July 2002.

ITEM 10. EXECUTIVE COMPENSATION

         During the 2003 fiscal year, no officer received compensation in excess of $100,000 per year. The following table sets forth information as to the compensation paid or accrued to William T. Jacobson, our Chairman and Chief Executive Officer, for the three years ended December 31, 2003, December 31, 2002 and December 31, 2001:

                                                     SUMMARY COMPENSATION TABLE
                                                       LONG TERM COMPENSATION
                                                       ----------------------
                                 ANNUAL COMPENSATION                    AWARDS                            PAYOUTS
                                 ----------------------------------------------------------------------------------
                                                             OTHER    RESTRICTED SECURITIES
                                                             ANNUAL     STOCK     UNDERLYING    LTIP      ALL OTHER
  NAME AND PRINCIPAL                 SALARY        BONUS  COMPENSATION  AWARDS      OPTIONS/   PAYOUT   COMPENSATION
       POSITION           YEAR         ($)          ($)       ($)        ($)        SARS      ($) (1)       ($)
  ------------------     -------     ------        -----  ------------  ------      --------   ------   ------------
William T. Jacobson,      2003       $78,000        ---       ---        ---         ---        ---         ---
Chairman and Chief        2002       $78,000        ---       ---        ---         ---        ---         ---
Executive Officer         2001       $78,000        ---       ---        ---         ---        ---         ---

-------------

(1) Mr. Jacobson owns 1,643,660 shares of restricted stock worth approximately $164,366.

EMPLOYMENT AGREEMENTS

         We do not have any written employment/consultant agreements with our executive officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 30 2004, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 36,679,017 shares of common stock outstanding as of March 30, 2004.

                                                          Number of
                                                          Shares of       Percentage of
                                                         Common Stock     Common Stock
                                                         Beneficially     Beneficially
                Name and Address (1)                      Owned (2)           Owned
------------------------------------------------------ ----------------- ----------------
William T. Jacobson (3)(4)                                1,643,660            4.5%
John Harvey (3)(4)                                           60,767             *
Kurt Hoffman (3)(4)                                           2,500             *
Thomas E. Groce (4)                                         121,340             *
Marqueta Martinez (3)                                        33,871             *
IGI Capital Management, LLC (6)                           2,500,000            6.8%
All Officers and Directors as a Group (5 persons)         1,862,138            5.1%
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

         William Jacobson has loaned Atlas Mining sums of money over the past several years. In January 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in the note balance. The outstanding balance as of March 30, 2004 is $70,829.

         Further discussions of these transactions are described in "Management's Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------

         3.1      Articles of Incorporation, as amended.(1)
         3.2      Bylaws, as amended.(1)
         10.1     Atlas Mining Company Common Stock Subscription Agreement.(1)
         10.2     Dragon Mine Lease Purchase Agreement.(1)
         10.3 Article of Merger of Sierra Silver-Lead Mining Company and Atlas Mining Company.(1)
         10.4     Stock Option Plan of Atlas Mining Company.(1)
         10.5     Incentive Stock Option Plan of Atlas Mining Company.(1)
         10.6     Investment Marketing Agreement.(1)
         10.7     Moss Adams, LLP Promissory Note.(1)
         10.8     CLS Mortgage Company Promissory Note.(1)
         10.9     Attorney-Client Fee Agreement.(2)
         10.10    Professional Adjusters Inc. Appraisal and Clyde James Resume.
                  (2)
         21.1     Subsidiaries of the Registrant.(1)
         31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer
_____________

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


(b) Reports on Form 8-K

None.

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2004.

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

    Signature                              Title                       Date
    ---------                              -----                       ----


/s/ William T. Jacobson           Chairman of the Board and       March 30, 2004
---------------------------       Chief Executive Officer
William T. Jacobson


/s/ John Harvey                   Vice-President, Director        March 30, 2004
---------------------------
John Harvey


/s/ Kurt Hoffman                  Treasurer, Director             March 30, 2004
---------------------------
Kurt Hoffman


/s/ Thomas E. Groce               Director                        March 30, 2004
---------------------------
Thomas E. Groce


/s/ Marqueta Martinez             Secretary                       March 30, 2004
---------------------------
Marqueta Martinez

                              ATLAS MINING COMPANY

                        Consolidated Financial Statements

                           December 31, 2003 and 2002

                                 C O N T E N T S


Independent Auditor's Report...................................................3

Consolidated Balance Sheets....................................................4

Consolidated Statements of Operations..........................................6

Consolidated Statements of Stockholders' Equity................................7

Consolidated Statements of Cash Flows.........................................10

Notes to the Consolidated Financial Statements................................12

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Atlas Mining Company

We have audited the accompanying consolidated balance sheets of Atlas Mining Company as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Mining Company as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
January 21, 2004

                              ATLAS MINING COMPANY
                           Consolidated Balance Sheets


                                      ASSETS
                                                               December 31,
                                                           2003          2002
                                                        ----------    ----------

Current Assets
  Cash                                                  $   6,814     $   5,246
  Accounts receivable (net of allowance of $0)             32,253            --
  Investments - available for sale                         12,796        13,051
  Advances                                                  7,696        11,696
  Deposits and prepaids                                        --        25,835
  Advances - related party                                 74,693        18,849
                                                        ----------    ----------

    Total Current Assets                                  134,252        74,677
                                                        ----------    ----------

Property and Equipment
  Land and tunnels                                        345,159       345,159
  Buildings and equipment                                  77,680        77,680
  Mining equipment                                         26,000        26,000
  Office equipment                                          1,300         1,300
  Vehicles                                                 27,995        27,995
  Less:  Accumulated depreciation                        (121,914)     (114,839)
                                                        ----------    ----------

    Total Property and Equipment                          356,220       363,295
                                                        ----------    ----------

Other Assets
  Mining supplies                                           9,000         9,000
                                                        ----------    ----------

    Total Other Assets                                      9,000         9,000
                                                        ----------    ----------


    Total Assets                                        $ 499,472     $ 446,972
                                                        ==========    ==========



   The accompanying notes are an integral part of these financial statements.


                                         ATLAS MINING COMPANY
                                      Consolidated Balance Sheets

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
                                                                                   December 31,
                                                                               2003           2002
                                                                           ------------   ------------
Current Liabilities
  Accounts payable and accrued liabilities                                 $   214,855    $   276,379
  Line of credit                                                                23,094         28,024
  Current portion of long-term debt                                            725,131        875,767
                                                                           ------------   ------------

    Total Current Liabilities                                                  963,080      1,180,170
                                                                           ------------   ------------

Long-Term Liabilities
  Notes payable                                                                729,795        790,189
  Notes payable - related party                                                 70,829        161,071
  Less: current portion of long-term debt                                     (725,131)      (875,767)
                                                                           ------------   ------------

    Total Long-Term Liabilities                                                 75,493         75,493
                                                                           ------------   ------------

Minority Interest                                                               52,652         69,126
                                                                           ------------   ------------

Stockholders' Equity
  Preferred stock, $1.00 par value, 10,000,000 shares authorized,
    noncumulative, nonvoting, nonconvertible, none issued or outstanding            --             --
  Common stock, no par value, 60,000,000 shares authorized,
    34,725,151 and 9,949,945 shares issued and outstanding, respectively     4,994,977      2,689,545
  Cost of treasury stock, 1,313,022 and 18,106 shares, respectively           (131,221)        (1,738)
  Retained earnings (deficit)                                               (4,914,966)    (3,532,928)
  Accumulated comprehensive income (loss)                                      (10,843)       (27,696)
  Prepaid expenses                                                              (5,000)        (5,000)
  Subscription receivable                                                     (524,700)            --
                                                                           ------------   ------------

Total Stockholders' Equity                                                    (591,753)      (877,817)
                                                                           ------------   ------------

    Total Liabilities and Stockholders' Equity                             $   499,472    $   446,972
                                                                           ============   ============



              The accompanying notes are an integral part of these financial statements.

                                                   5


                                  ATLAS MINING COMPANY
                         Consolidated Statements of Operations

                                                              For the Year Ended
                                                                 December 31,
                                                          -----------------------------
                                                              2003            2002
                                                          -------------   -------------
Revenues                                                  $    304,851    $    403,586

Cost of Sales                                                  335,104         300,230
                                                          -------------   -------------

Gross Profit (Loss)                                            (30,253)        103,356
                                                          -------------   -------------

Operating Expenses
  Exploration & development costs                               51,140          48,280
  General & administrative                                   1,255,182         771,833
                                                          -------------   -------------

    Total Operating Expenses                                 1,306,322         820,113
                                                          -------------   -------------

Net Operating Income (Loss)                                 (1,336,575)       (716,757)
                                                          -------------   -------------

Other Income(Expense)
  Interest income                                                    8              14
  Interest expense                                            (106,659)       (269,373)
  Miscellaneous income                                           4,013          10,122
  Minority interest                                             16,474           9,609
  Gain (loss) on sale of investments available for sale         (6,606)           (748)
  Gain (loss) on settlement of debt                             47,307         255,232
                                                          -------------   -------------

    Total Other Income(Expense)                                (45,463)          4,856
                                                          -------------   -------------

Income (Loss) Before Income Taxes                           (1,382,038)       (711,901)

Provision (Benefit) for Income Taxes                                --              --
                                                          -------------   -------------

Net Income (Loss)                                         $ (1,382,038)   $   (711,901)
                                                          =============   =============

Net Income (Loss) Per Share                               $      (0.06)   $      (0.09)
                                                          =============   =============

Weighted Average Shares Outstanding                         21,363,537       7,938,251
                                                          =============   =============


       The accompanying notes are an integral part of these financial statements.

                                           6

                                                      ATLAS MINING COMPANY
                                        Consolidated Statements of Stockholders' Equity
                                         For the Years Ended December 31, 2003 and 2002

                                                                                         Accumulated
                                  Common Stock          Retained       Treasury Stock      Compre-
                           -------------------------    Earnings    --------------------   hensive   Prepaid    Subscription
                              Shares       Amount       (Deficit)    Shares     Amount     Income    Expenses    Receivable
                           -----------  ------------  ------------  ---------  ---------  ---------  ---------  ------------

Balance, December 31,
  2001                      6,997,283   $ 2,387,445   $(2,821,027)        --   $     --   $(30,569)  $(50,000)  $        --

3/8/02 - Stock issued
  for services at
  $0.10 per share             300,000        30,000            --         --         --         --         --            --

7/10/02 - Stock issued
  for lease at
  $0.10 per share             100,000        10,000            --         --         --         --    (10,000)           --

7/17/02 - Stock issued
  for services at
  $0.07 per share               8,571           600            --         --         --         --         --            --

7/17/02 - Stock issued
  for services at
  $0.10 per share             150,000        15,000            --         --         --         --         --            --

7/19/02 - Stock issued
  for cash at $0.11 per
  share                         9,091         1,000            --         --         --         --         --            --

8/21/02 - Stock issued
  for cash at $0.10 per
  share                        50,000         5,000            --         --         --         --         --            --

9/4/02 - Stock issued
  for services at
  $0.10 per share             125,000        12,500            --         --         --         --         --            --

9/5/02 - Stock issued
  for services at
  $0.25 per share             100,000        25,000            --         --         --         --         --            --

9/11/02 - Stock issued
  for services at
  $0.10 per share             275,000        27,500            --         --         --         --         --            --

10/02/02 - Stock issued
  for services at
  $0.10 per share             100,000        10,000            --         --         --         --         --            --

10/08/02 - Stock issued
  for services at
  $0.10 per share             380,000        38,000            --         --         --         --         --            --

10/30/02 - Stock issued
  for services at
  $0.10 per share              20,000         2,000            --         --         --         --         --            --

11/13/02 - Stock issued
  for services at
  $0.10 per share             475,000        47,500            --         --         --         --         --            --

11/20/02 - Stock issued
  for services at
  $0.10 per share              55,000         5,500            --         --         --         --         --            --

12/01/02 - Purchase of
  treasury stock                   --            --            --    (18,106)    (1,738)        --         --            --

12/13/02 - Stock issued
  for services at
  $0.10 per share             645,000        64,500            --         --         --         --         --            --

12/30/02 - Stock issued
  for services at
  $0.05 per share             160,000         8,000            --         --         --         --         --            --

Amortization of prepaid
  expenses                         --            --            --         --         --         --     55,000            --

Net change in
  unrealized gains
  (losses) on available
  for sale securities              --            --            --         --         --      2,873         --            --

Net income (loss) for
  the year ended
  December 31, 2002                --            --      (711,901)        --         --         --         --            --
                           -----------  ------------  ------------  ---------  ---------  ---------  ---------  ------------
Balance, December 31,
  2002                      9,949,945   $ 2,689,545   $(3,532,928)   (18,106)  $ (1,738)  $(27,696)  $ (5,000)  $        --


                           The accompanying notes are an integral part of these financial statements.



                                                      ATLAS MINING COMPANY
                                        Consolidated Statements of Stockholders' Equity
                                   For the Years Ended December 31, 2003 and 2002 (Continued

                                                                                         Accumulated
                                  Common Stock         Retained        Treasury Stock      Compre-
                           -------------------------   Earnings     --------------------   hensive   Prepaid    Subscription
                              Shares       Amount      (Deficit)     Shares     Amount     Income    Expenses    Receivable
                           -----------  ------------  ------------  ---------  ---------  ---------  ---------  ------------

1/6/03 - Stock issued
  for services at
  $0.10 per share             250,000        25,000            --         --         --         --         --            --

1/27/03 - Stock issued
  for note payable at
  $0.10 per share           1,000,000       100,000            --         --         --         --         --            --

2/12/03 - Stock issued
  for services at
  $0.10 per share              68,000         6,800            --         --         --         --         --            --

3/13/03 - Stock issued
  for services at
  $0.10 per share             100,000        10,000            --         --         --         --         --            --

3/27/03 - Stock issued
  to subsidiary for
  cash at $0.10 per
  share                       500,000        50,000            --   (500,000)   (50,000)        --         --            --

3/27/03 - Stock issued
  for services at
  $0.10 per share             600,000        60,000            --         --         --         --         --            --

3/28/03 - Stock issued
  for services at
  $0.10 per share             200,000        20,000            --         --         --         --         --            --

3/28/03 - Stock issued
  for services at
  $0.10 per share             150,000        15,000            --         --         --         --         --            --

3/31/03 - Stock issued
  for cash at
  $0.10 per share           2,500,000       250,000            --         --         --         --         --            --

4/4/03 - Stock issued
  for services at
  $0.10 per share           1,250,000       125,000            --         --         --         --         --            --

4/25/03 - Stock issued
  for services at
  $0.10 per share              45,000         4,500            --         --         --         --         --            --

5/03/03 - Cash received
  from sale of
  treasury stock                   --          (252)           --     10,084      1,000         --         --            --

5/9/03 - Stock issued
  for services at
  $0.10 per share               1,000           100            --         --         --         --         --            --

5/28/03 - Stock issued
  for services at
  $0.10 per share             250,000        25,000            --         --         --         --         --            --

7/1/03 - Shares issued
  for services at
  $.09 per share              250,000        22,500            --         --         --         --         --            --

7/13/03 - Purchased
  treasury stock                   --            --            --     (5,000)      (483)        --         --            --

7/14/03 - Stock issued
  for lease at
  $.10 per share              100,000        10,000            --         --         --         --    (10,000)           --

7/28/03 - Stock issued
  for accounts payable
  at $.08 per share           875,000        70,000            --         --         --         --         --            --

7/28/03 - Stock issued
  for services at
  $.08 per share            1,100,000        88,000            --         --         --         --         --            --

7/29/03 - Exchanged
  treasury stock for
  services                         --        (2,000)           --    200,000     20,000         --         --            --

8/8/03 - Stock issued
  for cash at $.10 per
  share                     7,650,000       765,000            --         --         --         --         --      (765,000)
                           -----------  ------------  ------------  ---------  ---------  ---------  ---------  ------------

                           The accompanying notes are an integral part of these financial statements.



                                                      ATLAS MINING COMPANY
                                        Consolidated Statements of Stockholders' Equity
                                   For the Years Ended December 31, 2003 and 2002 (Continued)

                                 Common Stock          Retained        Treasury Stock        Accumulated
                           -------------------------   Earnings   ------------------------- Comprehensive   Prepaid     Subscription
                              Shares       Amount      (Deficit)     Shares       Amount       Income       Expenses     Receivable
                           ------------ ------------ ------------ ------------ ------------ ------------  ------------  ------------

8/8/03 - Stock issued
  for cash to
  subsidiary at $.10
  per share                  1,750,000      175,000           --   (1,750,000)    (175,000)          --            --            --

8/26/03 - Stock issued
  for services at
  $.08 per share               125,000       10,000           --           --           --           --            --            --

9/03/03 - Stock issued
  for services at
  $.07 per share               400,000       28,000           --           --           --           --            --            --

9/04/03 - Cash received
  from subscription
  receivable                        --           --           --           --           --           --            --        40,000

9/22/03 - Cash received
  from subscription
  receivable                        --           --           --           --           --           --            --        30,000

9/23/03 - Stock issued
  for services at
  $.07 per share             3,020,000      211,400           --           --           --           --            --            --

9/30/03 - Cash received
  from sale of treasury
  stock                             --       55,000           --      750,000       75,000           --            --            --

10/02/03 - Stock issued
  for services at $.07
  per share                     20,000        1,400           --           --           --           --            --            --

10/14/03 - Stock issued
  for services at
  $.07 per share               600,000       42,000           --           --           --           --            --            --

10/20/03 - Stock issued
  for services at
  $.07 per share               908,857       63,620           --           --           --           --            --            --

10/30/03 - Stock issued
  for services at
  $.07 per share                10,000          700           --           --           --           --            --            --

12/5/03 - Stock issued
  to located shareholder
  from Sierra Silver
  Mine at $0.07 per
  share                          6,649          465           --           --           --           --            --            --

12/09/03 - Stock issued
  for services at
  $.07 per share             1,045,000       73,150           --           --           --           --            --            --

12/09/03 - Stock issued
  for services at
  $.07 per share                   700           49           --           --           --           --            --            --

12/31/03 - Cash received
  from subscription
  receivable                        --           --           --           --           --           --            --       170,300

Amortization of prepaid
  expenses                          --           --           --           --           --           --        10,000            --

Net change in unrealized
  gains (losses) on
  available for sale
  securities                        --           --           --           --           --       16,853            --            --

Net income (loss) for
  the year ended
  December 31, 2003                 --           --   (1,382,038)          --           --           --            --            --
                           ------------ ------------ ------------ ------------ ------------ ------------  ------------  ------------

Balance, December 31,
  2003                      34,725,151  $ 4,994,977  $(4,914,966)  (1,313,022) $  (131,221) $   (10,843)  $    (5,000)  $  (524,700)
                           ============ ============ ============ ============ ============ ============  ============  ============


                           The accompanying notes are an integral part of these financial statements.

                                                               9

                                  ATLAS MINING COMPANY
                         Consolidated Statements of Cash Flows

                                                                  For the Year Ended
                                                                     December 31,
                                                             ---------------------------
                                                                 2003           2002
                                                             ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                          $(1,382,038)   $  (711,901)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation                                                  7,075         22,834
     (Gain) loss on sale of investments available for sale         6,606            748
     Stock issued for services                                   850,684        286,100
     Amortization of prepaid expenes (equity)                     10,000         55,000
     Minority interest                                           (16,474)        (9,609)
     (Gain) loss on settlement of debt                           (28,500)      (255,232)
     Bad debt expense                                              4,000             --
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts receivable                                         (32,253)        29,667
     Deposits and prepaids                                        25,835            688
     Other current receivables                                        --          1,136
     Increase (Decrease) in:
     Accounts payable and accrued expenses                         8,476         23,130
                                                             ------------   ------------

  Net Cash Provided(Used) by Operating Activities               (546,589)      (557,439)

Cash Flows from Investing Activities:
  Purchases of equipment                                              --         (1,300)
  Proceeds from advances                                         465,543         55,574
  Proceeds from sale of investments available for sale            10,503          1,538
  Purchase of investments                                             --         (1,000)
  Payments for advances                                         (521,387)       (86,119)
                                                             ------------   ------------

  Net Cash Provided (Used) by Investing Activities               (45,341)       (31,307)

Cash Flows from Financing Activities:
  Proceeds from notes payable                                     10,766        602,735
  Payments for notes payable                                     (32,903)        (8,872)
  Payments for line of credit                                     (4,930)        (4,133)
  Proceeds from issuance of common stock                         490,300          6,000
  Proceeds from sale of treasury stock                           130,748             --
  Purchase of treasury stock                                        (483)        (1,738)
                                                             ------------   ------------

  Net Cash Provided (Used) by Financing Activities               593,498        593,992
                                                             ------------   ------------

Increase (Decrease) in Cash                                        1,568          5,246

Cash and Cash Equivalents at Beginning of Period                   5,246             --
                                                             ------------   ------------

Cash and Cash Equivalents at End of Period                   $     6,814    $     5,246
                                                             ============   ============


      The accompanying notes are an integral part of these financial statements.

                                           10

                                  ATLAS MINING COMPANY
                   Consolidated Statements of Cash Flows (Continued)

                                                         For the Year Ended
                                                            December 31,
                                                    -------------------------
                                                       2003            2002
                                                    ----------      ---------

Cash Paid For:
  Interest                                          $  91,337       $205,000
                                                    ==========      =========
  Income Taxes                                      $      --       $     --
                                                    ==========      =========

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
  Stock issued for services                         $ 850,684       $286,100
                                                    ==========      =========
  Stock issued for prepaid expenses                 $  10,000       $ 10,000
                                                    ==========      =========
  Stock issued for notes payable                    $ 100,000       $     --
                                                    ==========      =========
  Stock issued for accounts payable                 $  70,000       $     --
                                                    ==========      =========

   The accompanying notes are an integral part of these financial statements.

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

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

         In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. As of December 31, 2003, 384,465 shares of the Company's common stock had not been exchanged. The Company was unable to locate some of the shareholders of Sierra. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver.

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

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Costs associated with the start-up of contracts are capitalized as deferred contract costs and amortized to expense over the life of the contract. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which revisions are determined.

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

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                        Income (Loss)     Shares    Per-Share
                                                         (Numerator)   (Denominator)   Amount
                                                         -----------   -------------   ------
For the year ended December 31, 2003:
    Basic EPS
      Income (loss) to common Shareholders             $ (1,382,038)   $ 21,363,537   $ (0.06)
For the year ended December 31, 2002:
    Basic EPS
      Income (loss) to common Shareholders             $   (711,901)   $  7,938,251   $ (0.09)

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

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                            December 31,
                                                          2003          2002
                                                      ------------  ------------
  Deferred Tax Assets:
    Net Operation Loss Carry-forwards                 $   552,000   $   690,000
    Contribution Carry-forwards                               148           148
    Unrealized Loss on Available for Sale Securities       16,853            --
                                                      ------------  ------------
        Total Deferred Tax Assets                         569,001       690,148
        Valuation Allowance for Deferred Tax Assets      (562,001)     (681,448)
                                                      ------------  ------------
                                                            7,000         8,700
  Deferred Tax Liabilities:
    Tax over Book Depreciation                              7,000         8,700
       Total Deferred Tax Liabilities                       7,000         8,700
                                                      ------------  ------------
       Total Deferred Tax Assets                      $        --   $        --
                                                      ============  ============

         At December 31, 2003, the Company has net operating losses of approximately $3,680,000 which expire from 2004 through 2020.

         h.  Available for Sale Investments

         Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h. Available for Sale Investments (Continued)

         Following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:

                                            Gross          Gross
                                           Unrealized    Unrealized   Estimated
                                 Cost        Gains         Losses     Fair Value
                                 ----        -----         ------     ----------
         December 31, 2003     $ 23,639    $       -     $ (10,843)  $ 12,796
         December 31, 2002       40,747            -       (27,696)    13,051

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

         k.  Property and Equipment

         Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                             Estimated
                                                             Useful Life
                                                             -----------
         Building                                              39 years
         Mining equipment                                     2-8 years
         Office and shop furniture and equipment              5-8 years
         Vehicles                                               5 years

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Property and Equipment (Continued)

         In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of ling-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2003 and 2002, no impairments were recognized. Depreciation expense for the years ended December 31, 2003 and 2002 was $7,075 and $22,834, respectively.

         l.  Financial Instruments

         The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2003 and 2002. The Company has no investments in derivative financial instruments.

         m. Mining Exploration and Development Costs

         The company has elected to expense all mining exploration and development costs due to the inactivity of their mining operations. At such a time as mining continues in any of the Company's properties, the Company will capitalize costs of developing the properties, when future benefit of the costs can be identified.

NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to reduce the Company's debt through the collection of the $524,700 subscription receivable and to begin the operations at the Dragon Mine. The Company has negotiated a $500,000 equipment line of credit in order to finance the required equipment to begin mining operations. Management believes the mining operations will provide sufficient cash flows to continue as a going concern.

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 3 - LONG-TERM LIABILITIES

         Long-term liabilities are detailed in the following schedules as of December 31, 2003 and 2002:
                                                           2003         2002
                                                        -----------  -----------
         Note payable to a company, due in monthly
         payments of $1,000 with a balloon payment
         due at maturity, including interest at 9%.
         The note matured August 16, 2001, past due.    $   53,250   $   53,250

         Note payable to a lending company, due
         in monthly installments of $578, including
         interest at 11.99%. The note matured August
         2003, secured by a vehicle, past due.               5,001       11,760

         Note payable to a mortgage company, due in
         monthly installments of $1,614, including
         interest at 16%. The note is due in August 2005,
         secured by the proceeds of a logging agreement
         and collateralized by land and a building.        119,236      119,371

         Note payable to a lending company, balloon
         payment due at maturity, bears interest at 8%
         per month. The note is secured by land owned by
         a related party and matured in March 2003,
         past due.                                         120,700      120,700

         Note payable to a mortgage company, principal
         due at maturity and bears interest at 3.5%
         per month. The note matured in October 2003,
         secured by property, past due.                     86,100       86,100

         Note payable to a lending company, principal
         due at maturity and bears interest at 5% per
         month. The note matured in May 2003, secured
         by land, past due.                                345,508      345,508

         Note payable to a company, principal due at
         maturity with interest at 7%.  The note is
         to be repaid when the proceeds are received
         from an offering of common stock.                      --       53,500
                                                        -----------  -----------
         Total Notes Payable                            $  729,795   $  790,189
                                                        ===========  ===========

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 4 - LONG-TERM LIABILITIES (Continued)
                                                           2003         2002
                                                        -----------  -----------
         Notes payable - related party:

         Note payable to an officer, payable on demand
         and bears no interest.                         $   70,829   $  161,071

         Total Notes Payable - Related Party                70,829      161,071
                                                        -----------  -----------
         Total Long-Term Liabilities                       800,624      951,260

         Less Current Portion                             (654,302)    (714,696)
         Less Current Portion-Related Party                (70,829)    (161,071)
                                                        -----------  -----------
         Total Current Portion                             725,131     (875,767)
                                                        -----------  -----------
         Total Long-Term Liabilities                    $   75,493   $   75,493
                                                        ===========  ===========

         Future minimum principal payments on notes payable are as follows:

              2004                                           $  725,131
              2005                                               75,493
                                                             ----------
              Total                                          $  800,624
                                                             ==========

NOTE 5 - LINE OF CREDIT

         In 2003 and 2002, the Company has an unsecured line of credit for $50,000 at an interest rate of prime plus 6%. The balance of the line of credit at December 31, 2003 and 2002 is $23,094 and $28,024, respectively.

                              ATLAS MINING COMPANY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, the Company paid advances to a company with a common officer. The balance of the advances at December 31, 2003 and 2002 is $74,693 and $18,949, respectively.

         During 2003 and 2002, an officer loaned the Company $10,766 and $50,424, respectively. During 2003, the Company paid cash of $1,009 and issued 1,000,000 shares of stock valued at $10,000 as partial payment for the note. During 2002, the Company paid $4,000 as partial payment for the note. The balance of the note payable at December 31, 2003 and 2002 is $70,829 and $161,071, respectively.

NOTE 7 - STOCK OPTIONS

         In 1998, the Company adopted a non-qualified stock option plan authorizing the granting to officers, directors, or employees options to purchase common stock. Options are granted by the Administrative Committee, which is elected by the Board of Directors. The number of options granted under this plan and any other plans active may not exceed 10% of the currently issued and outstanding shares of the Company's common stock. The term of each option granted is determined by the Committee, but cannot be for more than five years from the date the option is granted. The option priced per share with each option granted will be fixed by the Administrative Committee on the date of grant. At December 31, 2003, no options have been granted under this plan.

         The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At December 31, 2003, no options have been granted under the plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         On July 10, 2001, the Company entered into an agreement to lease and possibly purchase a mine in Juab County, Utah. The Company has the sole option to renew the lease on an annual basis. The agreement requires the lease payments be made through the issuance of 100,000 shares of the Company's common stock. In July 2003, the Company issued 100,000 shares of common stock valued at $10,000 to renew the lease. If during any one year period the Company sells $1,000,000 of product from the mine, the Company has the option to purchase the mine for $500,000.