Form 10QSB
period 2004-03-31
ATLAS MINING CO
filed 2004-05-17
CIK 8328

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of the only class of the issuer's common equity as of May 7, 2004 is 37,024,017 shares of Common Stock.

          Transitional Small Business Disclosure Format: YES /_/ NO /X/

                              ATLAS MINING COMPANY
                    FIRST QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


PAGE
                          PART I. FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

       Unaudited Consolidated Balance Sheet
       March 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . . . .4

       Unaudited Consolidated Statements of Operations
       Three Months Ended March 31, 2004 and 2003. . . . . . . . . . . . .5

       Unaudited Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2004 and 2003. . . . . . . . . . . . .6

       Notes to Unaudited Consolidated Financial Statements. . . . . . . .9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .9

     Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . 12

                         PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 12

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . 13

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . 13

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . 13

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 14

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS
          ---------------------------------




                            Atlas Mining Company
                     Consolidated Financial Statements
                               March 31, 2004







                            Atlas Mining Company
                        Consolidated Balance Sheets

       ASSETS
                                                  March 31,    December 31,
                                                    2004           2003
                                                ------------   ------------
                                                 (Unaudited)
Current Assets
  Cash                                          $      1,944   $      6,814
  Accounts receivable (net of allowance of $0)        90,175         32,253
  Investments - available for sale                    12,363         12,796
  Advances                                             7,696          7,696
  Advances - related party                            74,825         74,693
                                                ------------   ------------
       Total Current Assets                          187,003        134,252

Property and Equipment, Net                          419,492        356,220

Other Assets
  Mining supplies                                      9,000          9,000
                                                ------------   ------------
       Total Other Assets                              9,000          9,000

       Total Assets                             $    615,495   $    499,472
                                                ============   ============





                            Atlas Mining Company
                        Consolidated Balance Sheets



       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   March 31,   December 31,
                                                        2004           2003
                                                ------------   ------------
                                                 (unaudited)

Current Liabilities
  Accounts payable and accrued liabilities      $    248,618   $    214,855
  Line of credit                                      22,060         23,094
  Current portion of long-term debt                  642,318        725,131
                                                ------------   ------------
       Total Current Liabilities                     912,996        963,080

Long-Term Liabilities
  Notes payable                                      767,682        729,795
  Notes payable - related party                       70,829         70,829
  Less: current portion of long-term debt          (642,318)      (725,131)
                                                ------------   ------------
       Total Long-Term Liabilities                   196,193         75,493

Minority Interest                                     52,652         52,652

Stockholders' Equity
  Preferred stock, $1.00 par value, 10,000,000
     shares authorized, noncumulative, nonvoting,
     nonconvertible, none issued or outstanding            0              0
  Common stock, no par value, 60,000,000 shares
     authorized, 36,826,222 and 34,725,151 shares
     issued and outstanding, respectively          5,237,627      4,994,977
  Cost of treasury stock, 1,313,022 and 18,106
     shares, respectively                          (131,221)      (131,221)
  Retained earnings (deficit)                    (5,214,709)    (4,914,966)
  Accumulated comprehensive income (loss)           (10,843)       (10,843)
  Prepaid expenses                                   (2,500)        (5,000)
  Subscription receivable                          (424,700)      (524,700)
                                                ------------   ------------
       Total Stockholders' Equity                  (546,346)      (591,753)
                                                ------------   ------------
       Total Liabilities and
       Stockholders' Equity                     $    615,495   $    499,472
                                                ============   ============




                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                                                 For the Three Month Ended
                                                            March 31,
                                                    2004           2003
                                                ------------   ------------
Revenues                                        $    158,629   $     58,434

Cost of Sales                                        127,162         41,576
                                                ------------   ------------
Gross Profit (Loss)                                   31,467         16,858

Operating Expenses
  Exploration & development costs                      2,088         50,268
  General & administrative                           319,578        271,685
                                                ------------   ------------
       Total Operating Expenses                      321,666        321,953
                                                ------------   ------------
Net Operating Income (Loss)                        (290,199)      (305,095)

Other Income(Expense)
  Interest income                                          1              2
  Interest expense                                  (11,034)       (60,859)
  Gain (loss) on sale of investments
     available for sale                                1,489              -
  Gain (loss) on settlement of debt                        0         28,500
                                                ------------   ------------
     Total Other Income(Expense)                     (9,544)       (32,357)
                                                ------------   ------------

       Income (Loss) Before Income Taxes           (299,743)      (337,452)

       Provision (Benefit) for Income Taxes                -              -
                                                ------------   ------------
       Net Income (Loss)                        $  (299,743)   $  (337,452)
                                                ============   ============
       Net Income (Loss) Per Share              $     (0.01)   $     (0.03)
                                                ============   ============
       Weighted Average Shares Outstanding        35,706,726     11,220,501
                                                ============   ============




                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                     For the Three Months Ended
                                                                 March 31,
                                                         2004           2003
                                                     ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                  $  (299,743)   $  (337,452)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
     Depreciation                                           1,526          2,221
     (Gain) loss on sale of investments available
       for sale                                           (1,489)              -
     Stock issued for services                            242,650        136,800
     Amortization                                           2,500          2,500
     Gain) loss on settlement of debt                           -       (28,500)
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
       Accounts receivable                               (57,922)       (47,792)
       Other current receivables                                -              -
     Increase (Decrease) in:
       Accounts payable and accrued expenses               33,763         34,312
                                                     ------------   ------------
Net Cash Provided(Used) by Operating Activities          (78,715)      (237,911)

Cash Flows from Investing Activities:
  Purchases of equipment                                 (64,798)              -
  Proceeds from advances                                   99,869         15,938
  Proceeds from sale of investments available
     for sale                                               1,921              -
  Purchase of investments                                       -              -
  Payments for advances                                 (100,000)              -
                                                     ------------   ------------
Net Cash Provided (Used) by Investing Activities         (63,008)         15,938

Cash Flows from Financing Activities:
  Proceeds from notes payable                              39,660              -
  Payments for notes payable                              (1,773)       (26,484)
  Payments for line of credit                             (1,034)          (843)
  Proceeds from subscription receivable                   100,000              -
  Proceeds from issuance of common stock                        -        250,000
                                                     ------------   ------------
Net Cash Provided (Used) by Financing Activities          136,853        222,673

Increase (Decrease) in Cash                               (4,870)            700

Cash and Cash Equivalents at Beginning of Period            6,814          5,246
                                                     ------------   ------------
Cash and Cash Equivalents at End of Period                  1,944          5,946




                            Atlas Mining Company
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                      For the Three Months Ended
                                                                 March 31,
                                                         2004           2003
                                                     ------------   ------------

Cash Paid For:
  Interest                                           $      9,431   $     48,885
  Income Taxes                                       $          -   $          -

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
  Stock issued for services                          $    242,650   $    136,800
  Stock issued for notes payable                     $          -   $    100,000










                            Atlas Mining Company
               Notes to the Consolidated Financial Statements
                               March 31, 2004


GENERAL
-------
Atlas Mining Company (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

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

Property Exploration


     We intend to continue our exploration activities for halloysite clay and other minerals, and intend to acquire commercially feasible properties that can be put into production with minimal environmental problems and with limited financial resources. We do not intend to seek out and acquire other properties until we have finished conducting our feasibility surveys and other exploration work on our current properties. Although we have not yet generated income from these properties, we are continuing our exploratory work on these properties. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our halloysite clay exploration. During the first three months of 2004, we had $2,088 in exploration expenses compared to $50,268 for the same period in 2003. The difference was because of a drilling program conducted in the period ending 2003, while minor work was done in 2004.

     The halloysite clay is considered a non-toxic material and, as commercially viable amounts have been found on the property, we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. We have been able to formulate development and mining plans. It is our intent to bring the Dragon Mine into a development and production stage in the near future.

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

Timber

     We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather. We normally do not log much in the winter months.

Results of Operations
---------------------

     Revenues for the three month period ending March 31, 2004 were $158,629, and $58,434 for the same period in 2003, or an increase of 171% for 2004. These revenues came mostly from contracting activities. Timber revenue in the first quarter 2004 was $8,346. There were no timber sales during this period ended 2003 due to weather restraints.

     Gross profit for the three months ended March 31, 2004 was $31,467, compared to $16,858 for the same period in 2003, or an increase of 86%. The company recognized more revenues in the period ended 2004, however we found it necessary to hire a supervisor to assist with the increased workload, thus reducing our gross profits to revenues from 34% in 2003 to 20% in 2004.

     As of the three month period ended March 31, 2004, our general and administrative expenses were $319,578 compared to $271,685 for the same period in 2003, or a 17.6% increase. The increase in this category resulted mainly from increases in professional fees during 2004.

     Our net income (loss) for the three month period ended March 31, 2004, was ($299,743)compared to($337,452) for the same period in 2003, a difference of 11%. This was contributed mostly from higher revenue in the first quarter of 2004 compared to the same period in 2003.

     LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from AFC and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended March 31, 2004 contract mining accounted for 95% of the revenue and 100% of the revenue for the same period in 2003. Due to weather conditions we normally do not log during the first quarter. We have also borrowed from various sources to finance our activities.

     Our current debt structure is explained below.

     We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of March 31, 2004 is $70,829. We have an unsecured line of credit with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at March 31, 2004 was $22,060. The funds were used for general working capital and are on a revolving credit line. In 2000, we entered into an agreement with Universal Funding for a secured revolving credit line, immediately payable by accounts receivable. The funds are used for general working capital. As of March 31, 2004 the amount owing Universal funding is 0-. Accounts payable and accrued expenses due as of March 31, 2004 were $248,618 and are the result of daily operations and taxes owed.

         We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of March 31, 2004 our current balance, including interest is $72,338. The note matured on August 16, 2001. We have renegotiated terms of repayment, and can pay this debt for approximately 50% of the amount otherwise due. We have notes payable to American National Mortgage due in monthly interest installments of $35,788.39. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $119,151 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho.

     If we are unable to reduce our debts or if we do not renegotiate any of this debt, we would be obligated to pay an average of $53,527 per month or $642,318 for the next fiscal year.

     We may need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans, although we do not have any specific plans or agreements for such funding, except as noted in the paragraph above. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on our ability to pursue our business plan, and possibly our ability to continue as a going concern.

     In anticipation of the above funding sources, we have attempted to satisfy our debts through a negotiated settlement, and/or ask for extended terms until we can become more profitable. We cannot assure you that any of these events will occur or, if they do occur, when they will occur.

     Our principal sources of cash flow during the first quarter 2004 was from Contracting activities which provided an average of $50,000 per month for the period ended March 31, 2004, and $19,478 per month for the same period in 2003. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the three month period ended March 31, 2004 was $136,853compared to $222,673 for the same period in 2003, a difference of $85,820. The major factor for the difference was additional sales of common stock in 2003.

     The Company spent $63,008 from investing activities for the three month period ended March 31, 2003, compared to receiving $15,938 in the same period in 2003. This was mostly attributed from transactions with affiliates.

     Cash flow used by operating activities for the three month period ended March 31, 2004, was $78,715 compared to $237,911 for the same period in 2003, a difference of $159,196. In the three month period in 2004 net losses were $37,000 less however cash paid for general and administrative expenses increased by approximately $47,893.

Item 3.  CONTROLS AND PROCEDURES

     (a) The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

     (b)  Changes in internal controls

     There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

            None


Item 2.  Changes in Securities

On March 5, 2004, the Company issued 1,071 shares of its common stock for $150. The issuance was exempt from registration pursuant to Section 4(2) or rule 506 of Regulation D of the Securities act of 1933.

Item 3.  Defaults Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) EXHIBITS

The following exhibits are included in this Report:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
---------      -----------------------

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

                                ATLAS MINING COMPANY

Dated: May 14, 2004             /s/ William Jacobson
                                -----------------------------------------
                                By: William Jacobson
                                Chief Executive Officer, Chief Financial