Form 10QSB
period 2004-06-30
ATLAS MINING CO
filed 2004-08-20
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-QSB
(Mark One)
     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

     |_|  Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from ______________ to ______________

                     Commission file number ___________

                            ATLAS MINING COMPANY
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES /X/ NO / /

The number of shares outstanding of each of the issuer's classes of common equity as of August 5, 2004 was as follows: 37,734,017 shares of Common Stock.

Transitional Small Business Disclosure Format:    YES / /  NO /X/

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

          Unaudited Consolidated Balance Sheet June 30, 2004 . . . . . . . . 3

          Unaudited Consolidated Statements of Operations
            Three Months Ended June 30, 2004 and 2003,
            Six Months Ended June 30, 2004 and 2003. . . . . . . . . . . . . 4

          Unaudited Consolidated Statements of Cash Flows
            Three Months Ended June 30, 2004 and 2003,
            Six Months Ended June 30, 2004 and 2003. . . . . . . . . . . . . 5

          Notes to Unaudited Consolidated Financial Statements . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . . 7


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .12

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .12

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .12

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .12

            Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .12

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                            Atlas Mining Company
                        Consolidated Balance Sheets

                                   ASSETS
                                                    June 30,   December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (unaudited)
Current Assets
  Cash                                           $    18,429   $     6,814
  Accounts receivable                                144,028        32,253
  Investments - available for sale                    12,363        12,796
  Prepaid expenses                                     2,473             -
  Advances                                             7,696         7,696
  Advances - related party                            24,824        74,693
                                                 ------------  ------------
     Total Current Assets                            209,813       134,252

Property and Equipment, Net                          615,951       356,220
                                                 ------------  ------------
Other Assets
  Mining supplies                                      9,000         9,000
                                                 ------------  ------------
     Total Other Assets                                9,000         9,000
                                                 ------------  ------------

     Total Assets                                $   834,764   $   499,472
                                                 ============  ============


                            Atlas Mining Company
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                    June 30,   December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (unaudited)
Current Liabilities
  Accounts payable and accrued liabilities       $   235,053   $   214,855
  Line of credit                                      21,757        23,094
  Current portion of long-term debt                  642,318       725,131
                                                 ------------  ------------
     Total Current Liabilities                       899,128       963,080

Long-Term Liabilities
  Notes payable                                      764,471       729,795
  Notes payable - related party                       70,829        70,829
  Less: current portion of long-term debt           (642,318)     (725,131)
                                                 ------------  ------------
     Total Long-Term Liabilities                     192,982        75,493

Minority Interest                                     52,652        52,652
                                                 ------------  ------------
Stockholders' Equity
  Preferred stock, $1.00 par value, 10,000,000
   shares authorized, noncumulative, nonvoting,
   nonconvertible, none issued or outstanding          -             -
  Common stock, no par value, 60,000,000 shares
   authorized, 37,021,222 and 34,725,151 shares
   issued and outstanding, respectively            5,276,627     4,994,977
  Cost of treasury stock, 1,313,022 and 18,106
   shares, respectively                             (131,221)     (131,221)
  Retained earnings (deficit)                     (5,359,861)   (4,914,966)
  Accumulated comprehensive income (loss)            (10,843)      (10,843)
  Prepaid expenses                                     -            (5,000)
  Subscription receivable                            (84,700)     (524,700)
                                                 ------------  ------------
     Total Stockholders' Equity                     (309,998)     (591,753)
                                                 ------------  ------------
     Total Liabilities and Stockholders' Equity  $   834,764   $   499,472
                                                 ============  ============


                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                     For the Three Months Ended   For the Six Months Ended
                               June 30,                  June 30,
                     --------------------------  --------------------------
                         2004          2003          2004          2003
                     ------------  ------------  ------------  ------------
Revenues             $   229,096   $    94,560   $   387,725   $   152,994

Cost of Sales            186,928        99,435       312,002       141,011
                     ------------  ------------  ------------  ------------
Gross Profit (Loss)       42,168        (4,875)       75,723        11,983

Operating Expenses
------------------
  Exploration &
   Development Costs      53,540        (1,444)       55,628        48,824
  General &
   Administrative        121,316       199,206       442,982       470,891
                     ------------  ------------  ------------  ------------
     Total Expenses      174,856       197,762       498,610       519,715
                     ------------  ------------  ------------  ------------
Net Operating Income
(Loss)                  (132,688)     (202,637)     (422,887)     (507,732)

Other Income(Expense)
  Interest Expense       (12,492)       (7,919)      (23,526)      (68,778)
  Gain on Settlement
   of Debt                 -             -             -            28,500
  Interest Income             28             2            29             4
  Gain on Sale of
   Stock                   -             -             1,489          -
                     ------------  ------------  ------------  ------------
     Total Other
     Income(Expense)     (12,464)       (7,917)      (22,008)      (40,274)
                     ------------  ------------  ------------  ------------
Income (Loss) Before
Income Taxes            (145,152)     (210,554)     (444,895)     (548,006)

Provision (Benefit)
for Income Taxes           -             -             -             -
                     ------------  ------------  ------------  ------------
Net Income (Loss)    $  (145,152)  $  (210,554)  $  (444,895)  $  (548,006)

Net Income (Loss)
Per Share            $     (0.00)  $     (0.01)  $     (0.01)  $     (0.04)
                     ============  ============  ============  ============
Weighted Average
Shares Outstanding    36,980,055    16,637,134    36,343,391    13,928,817
                     ============  ============  ============  ============

                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                  For the Six Months Ended
                                                             June 30,
                                                 --------------------------
                                                     2004          2003
                                                 ------------  ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                              $  (444,895)  $  (548,006)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
   Depreciation                                        6,623         4,441
   (Gain) loss on sale of investments available
    for sale                                          (1,489)        -
   Stock issued for services                         281,650       291,300
   Amortization                                        5,000         5,000
   (Gain) loss on settlement of debt                   -           (28,500)
  Change in Operating Assets and Liabilities:
   (Increase) Decrease in:
     Accounts receivable                            (111,775)      (26,633)
     Prepaid expenses                                 (2,473)        -
   Increase (Decrease) in:
     Accounts payable and accrued expenses            20,198        68,428
                                                 ------------  ------------
Net Cash Provided(Used) by Operating Activities     (247,161)     (233,970)

Cash Flows from Investing Activities:
-------------------------------------
  Purchases of equipment                            (266,354)        -
  Proceeds from advances                             149,870       158,619
  Proceeds from sale of investments available
   for sale                                            1,921         -
  Payments for advances                             (100,000)     (144,500)
                                                 ------------  ------------
     Net Cash Provided (Used) by
     Investing Activities                           (214,563)       14,119

Cash Flows from Financing Activities:
-------------------------------------
  Proceeds from notes payable                         39,660         5,720
  Payments for notes payable                          (4,984)      (27,497)
  Payments for line of credit                         (1,337)       (1,789)
  Proceeds from subscription receivable              440,000         -
  Proceeds from issuance of common stock                -          250,100
                                                 ------------  ------------
     Net Cash Provided (Used) by
     Financing Activities                            473,339       226,534

     Increase (Decrease) in Cash                      11,615         6,683
                                                 ------------  ------------
     Cash and Cash Equivalents at
     Beginning of Period                               6,814         5,246
                                                 ------------  ------------
     Cash and Cash Equivalents at
     End of Period                               $    18,429   $    11,929
                                                 ============  ============

                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                  For the Six Months Ended
                                                             June 30,
                                                 --------------------------
                                                     2004          2003
                                                 ------------  ------------

Cash Paid For:
  Interest                                       $    20,284   $    54,369
  Income Taxes                                   $         -   $         -

Supplemental Disclosure of Non-Cash
Investing and Financing  Activities:
  Stock issued for services                      $   281,650   $   291,300
  Stock issued for notes payable                 $         -   $   100,000





































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

Property Exploration

     We intend to continue our exploration activities for halloysite clay and other minerals, and intend to acquire commercially feasible properties that can be put into production with minimal environmental problems and with limited financial resources. We do not intend to seek out and acquire other properties until we have finished conducting our feasibility surveys and other exploration work on our current properties. Although we have not yet generated income from these properties, we are continuing our exploratory and development work on these properties. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our halloysite clay exploration. During the first six months of 2004, we had $55,628 in exploration expenses. We also acquired additional equipment amounting to $266,354 for mining at the Dragon Mine.

     The halloysite clay is considered a non-toxic material and, as commercially viable amounts have been found on the property, we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. We have been able to formulate development and mining plans. We consider this property, the Dragon Mine, to be in the development stage, and it is our intent to bring it into a production stage in the near future.

     We have also contacted potential customers, distributors and suppliers in the clay businesses. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product cannot be formalized until we have developed the mine and become production ready.

     We are not aggressively looking for silver properties at this time, as we have been concentrating on our efforts to bring the clay property from the exploration stage to the development stage. However once the clay property is further developed it is our intent to look for other properties that can be acquired, developed and mined with minimal costs, and environmental problems.
                                     8

     We have a mining plan approved by the proper state authorities, have filed and received Mine Safety and Health Administration (MSHA) registration, and County permitting where applicable. In the future, we may pursue additional acquisitions and exploration of other properties for metals and industrial minerals, development of which will require submission of new mining and reclamation plans to the proper state and federal authorities.

Timber

     We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather. We normally do not log much in the winter months.



RESULTS OF OPERATIONS

     Revenues for the six month period ending June 30, 2004, were $387,725, and $152,994 for the same period in 2003, or approximately a 153% increase. For the three month period ending June 30, 2004, revenues were $229,096, compared to $94,560 for the same period in 2003, or approximately a 142% increase. The company was able to maintain more work during the comparable periods of 2004, compared to 2003, predominately in its contracting entity. Thus reflecting an increase in revenues. For the six month period ended June 30, 2004, the company had timber revenues of $10,758 compared to 0-for the same period in 2003. In 2003, timber prices did not merit logging, and fire dangers were extreme during the summer of 2003.

     Gross profit (loss) for the six months ended June 30, 2004, was $75,723, compared to $11,983, for the same period in 2002. This was attributed to the greater revenue in 2004 compared to 2003. For the three month period ended June 30, 2004, our gross profit was $42,168 compared to ($4,875) for the same period in 2003. Again greater revenues in 2004 brought gross profits while smaller revenues in the same period in 2003 were not adequate enough to offset costs.

     As of the six month period ended June 30, 2004, our total operating expenses were $498,610 compared to $519,715 for the same period in 2003. For the three month period ended June 30, 2004, the total operating expenses were $174,856, compared to $197,762 for the same period in 2003, a decrease of 4% and 11% respectively. The increase in this category resulted mainly from increases in professional fees during 2003, because of the company's efforts to become a fully registered company.

     Exploration and Development Expenses for the six month period ending June 30, 2004 were $55,628 compared to $48,824 for the same period in 2003. For the three month period ending June 30, 2004 exploration and development expenses were $53,540 compared to ($1,444) for the same period in 2003. During 2003 the company conducted a drilling program while work done in 2004 was development of the mine site.

     Our net profit (loss) for the six month period ended June 30, 2004, was ($444,895) compared to ($548,006) for the same period in 2003, a decrease if 19%. For the three month period ended June 30, 2004, the figure was ($145,152) compared ($210,554), a decrease of 31%. Increased revenues and decreased General and Administrative costs in 2004 helped contribute to this difference.


     LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from AFC and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended June 30, 2004 contract mining accounted for 99% of the revenue and 100% of the revenue for the same period in 2003. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

     Our total assets increased from $834,764 as of June 30, 2004, compared to $499,472 as of December 31, 2003. The company has increased its current assets by $75,561 and has acquired additional equipment for mining and processing during the first six months of the current year. Total liabilities were $1,092,110 as of June 30, 2004, compared to $1,038,573 as of December 31, 2003. The company accounts receivable balance increased due to additional activities in contracting work and at the Dragon Mine.

     We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of June 30, 2004 is $70,829. We have an unsecured line of credit with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at June 30, 2004 was $21,757. The funds were used for general working capital and are on a revolving credit line. In 2000, we entered into an agreement with Universal Funding for a secured revolving credit line, immediately payable by accounts receivable. The funds are used for general working capital. As of June 30, 2004 the amount owing Universal funding is 0-. Accounts payable and accrued expenses due as of June 30, 2004 were $235,053 and are the result of daily operations and taxes owed.

     We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of June 30, 2004 our current balance, including interest is $73,978. The note matured on August 16, 2001. We have renegotiated terms of repayment, and can pay this debt for approximately 50% of the amount otherwise due. We have notes payable to American National Mortgage due in monthly interest installments of $35,788.39. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt with the trustee. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $118,955 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho.

     If we are unable to reduce our debts or if we do not renegotiate any of this debt, we would be obligated to pay an average of $54,214 per month or $650,568 for the next fiscal year.

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

     Our principal sources of cash flow during the second quarter 2004 was from Contracting activities which provided an average of $75,560 per month for the three month period ended June 30, 2004, and averaged $31,520 per month for the same period in 2003. For the six month period ending June 30, 2004 our average monthly cash flow from contracting was $64,620, compared to $25,499 for the same period in 2003. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the six month period ended June 30, 2004 was $473,339 compared to $226,534 for the same period in 2003, a difference of $246,805. The major factor for the difference was receipt of proceeds from subscriptions receivable in 2004.

     The Company spent $214,563 from investing activities for the six month period ended June 30, 2004, compared to receiving $14,119 in the same period in 2003. This was attributed from purchases of equipment and transactions with affiliates.

     Cash flow used by operating activities for the six month period ended June 30, 2004, was ($247,161) compared to ($233,970) for the same period in 2003, a difference of $13,191. In the six month period in 2004 a decrease in the accounts payable and accrued expenses accounted for the major change.


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


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

          None


Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

          We have notes payable to American National Mortgage due in the amount of $606,608. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt with the trustee.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K.

          (a) EXHIBITS

          The following exhibits are included in this Report:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
--------- -----------------------

 31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer

          (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

          None.

                                     12
                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ATLAS MINING COMPANY

Dated: August 19, 2004        /s/ William Jacobson
                              ------------------------------------------
                              By: William Jacobson
                              Chief Executive Officer,
                              Chief Financial Officer