Form 10QSB
period 2004-09-30
ATLAS MINING CO
filed 2004-11-15
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB


(Mark One)

 |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES

                            Exchange Act of 1934

             For the quarterly period ended September 30, 2004

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


                               (208) 556-1181
                              ---------------
               Issuer's telephone number, including area code

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

YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of November 5, 2004 was as follows: 37,734,017 shares of Common Stock.

Transitional Small Business Disclosure Format:    YES /_/  NO /X/



                            ATLAS MINING COMPANY
                  THIRD QUARTER 2004 REPORT ON FORM 10-QSB
                             TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Unaudited Consolidated Balance Sheet
     September30, 2004 . . . . . . . . . . . . . . . . . . . . . . . . .3

     Unaudited Consolidated Statements of Operations Three
     Months Ended September 30, 2004 and 2003, Nine Months
     Ended September 30, 2004 and 2003 . . . . . . . . . . . . . . . . .5

     Unaudited Consolidated Statements of Cash Flows Three
     Months Ended September 30, 2004 and 2003, Nine Months
     Ended September 30, 2004 and 2003 . . . . . . . . . . . . . . . . .6

     Notes to Unaudited Consolidated Financial Statements. . . . . . . .7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .8

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . 11


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

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 11

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 13

          Certification under Sarbanes-Oxley Act of 2002 . . . . . . . 14






                            Atlas Mining Company
                        Consolidated Balance Sheets


                                   ASSETS
                                   ------

                                                September 30,  December 31,
                                                     2004          2003
                                                -------------  ------------
                                                 (unaudited)
Current Assets
   Cash                                         $      7,787   $     6,814
   Accounts receivable                                20,318        32,253
   Investments - available for sale                   12,363        12,796
   Prepaid expenses                                   23,871         -
   Advances                                            7,696         7,696
   Advances - related party                           22,884        74,693
                                                -------------  ------------
     Total Current Assets                             94,919       134,252

Property and Equipment, Net                          771,652       356,220
                                                -------------  ------------
Other Assets
   Mining supplies                                     9,000         9,000
                                                -------------  ------------
     Total Other Assets                                9,000         9,000
                                                -------------  ------------
     Total Assets                               $    875,571   $   499,472
                                                =============  ============



                            Atlas Mining Company
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                September 30,  December 31,
                                                     2004          2003
                                                -------------  ------------
                                                 (unaudited)

Current Liabilities
   Accounts payable and accrued liabilities     $    234,779   $   214,855
   Line of credit                                     21,706        23,094
   Current portion of long-term debt                 654,318       725,131
                                                -------------  ------------
     Total Current Liabilities                       910,803       963,080

Long-Term Liabilities
   Notes payable                                     822,174       729,795
   Notes payable - related party                      82,829        70,829
   Less: current portion of long-term debt          (654,318)     (725,131)
                                                -------------  ------------
     Total Long-Term Liabilities                     250,685        75,493

Minority Interest                                     52,652        52,652
                                                -------------  ------------
Stockholders' Equity
   Preferred stock, $1.00 par value, 10,000,000
   shares authorized, noncumulative, nonvoting,
   nonconvertible, none issued or outstanding          -             -
   Common stock, no par value, 60,000,000 shares
   authorized, 37,731,222 and 34,725,151 shares
   issued and outstanding, respectively            5,418,627     4,994,977
   Cost of treasury stock, 1,313,022 and 18,106
   shares, respectively                             (131,221)     (131,221)
   Retained earnings (deficit)                    (5,600,132)   (4,914,966)
   Accumulated comprehensive income (loss)           (10,843)      (10,843)
   Prepaid expenses                                  (15,000)       (5,000)
   Subscription receivable                             -          (524,700)
                                                -------------  ------------
     Total Stockholders' Equity                     (338,569)     (591,753)
                                                -------------  ------------
     Total Liabilities and Stockholders' Equity $    875,571   $   499,472
                                                =============  ============



                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                                            For the                  For the
                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                        2004         2003        2004         2003
                                    -----------  ----------- -----------  -----------
Revenues                            $  158,875   $   81,906  $  546,600   $  234,900

Cost of Sales                           77,928      121,406     389,930      262,417
                                    -----------  ----------- -----------  -----------
Gross Profit (Loss)                     80,947      (39,500)    156,670      (27,517)

Operating Expenses
   Exploration & Development Costs      93,363         -        148,991       48,824
                                    -----------  ----------- -----------  -----------
   General & Administrative            214,177      411,764     657,159      882,655
                                    -----------  ----------- -----------  -----------

     Total Expenses                    307,540      411,764     806,150      931,479
                                    -----------  ----------- -----------  -----------
 Net Operating Income (Loss)          (226,593)    (451,264)   (649,480)    (958,996)

 Other Income(Expense)
   Interest Expense                    (13,682)     (14,018)    (37,208)     (82,796)
   Gain on Settlement of Debt             -          18,807        -          47,307
   Interest Income                           3            3          32            7
   Minority Interest                      -           6,483        -           6,483
   Miscellaneous Income (Expense)         -           4,016        -           4,016
   Gain on Sale of Stock                  -            -          1,489         -
                                    -----------  ----------- -----------  -----------
     Total Other Income(Expense)       (13,679)      15,291     (35,687)     (24,983)
                                    -----------  ----------- -----------  -----------
 Income (Loss) Before Income Taxes    (240,272)    (435,973)   (685,167)    (983,979)

 Provision (Benefit) for Income
  Taxes                                   -            -           -            -
                                    -----------  ----------- -----------  -----------
 Net Income (Loss)                  $ (240,272)  $ (435,973) $ (685,167)  $ (983,979)
                                    ===========  =========== ===========  ===========
 Net Income (Loss) Per Share        $    (0.01)  $    (0.02) $    (0.02)  $    (0.06)
                                    ===========  =========== ===========  ===========
Weighted Average Shares Outstanding 37,481,777   24,521,056  36,722,853   15,154,897
                                    ===========  =========== ===========  ===========




                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                 For the Nine Months Ended
                                                        September 30,
                                                     2004          2003
                                                 ------------  ------------
Cash Flows from Operating Activities:
   Net Income (Loss)                             $  (685,167)  $  (983,979)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operations:
      Depreciation                                    27,795         6,210
      (Gain) loss on settlement of debt                -           (47,307)
      (Gain) loss on sale of investments
       available for sale                             (1,489)        -
      Stock issued for services                      403,650       669,200
      Amortization                                    10,000         7,500
      Minority interest                                -            (6,483)
   Change in Operating Assets and Liabilities:
      (Increase) Decrease in:
        Accounts receivable                           11,935       (18,233)
        Prepaid expenses                             (23,871)        -
      Increase (Decrease) in:
        Accounts payable and accrued expenses         19,924        40,232
                                                 ------------  ------------
Net Cash Provided(Used) by Operating Activities     (237,223)     (332,860)

Cash Flows from Investing Activities:
   Purchases of equipment                           (443,227)        -
   Proceeds from advances                            247,810       200,543
   Proceeds from sale of investments available
    for sale                                           1,921         -
   Payments for advances                            (196,000)     (184,500)
                                                 ------------  ------------
Net Cash Provided (Used) by Investing Activities    (389,496)       16,043

Cash Flows from Financing Activities:
   Proceeds from notes payable                       176,660         5,720
   Payments for notes payable                        (72,279)      (31,130)
   Payments for line of credit                        (1,389)       (3,136)
   Payments for treasury stock                         -              (475)
   Proceeds from subscription receivable             524,700         -
   Proceeds from issuance of common stock              -           450,100
                                                 ------------  ------------
Net Cash Provided (Used) by Financing Activities     627,692       421,079
                                                 ------------  ------------
Increase (Decrease) in Cash                              973       104,262

Cash and Cash Equivalents at Beginning of Period       6,814         5,246
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $     7,787   $   109,508
                                                 ============  ============






                            Atlas Mining Company
               Notes to the Consolidated Financial Statements
                             September 30, 2004


GENERAL
-------

Atlas Mining Company (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

  In August 2001, we acquired the Dragon Mine in Juab, Utah and began our halloysite clay exploration. During the first nine months of 2004, we had $148,991 in exploration and development expenses. We also acquired additional equipment amounting to $361,432 for mining at the Dragon Mine.

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


                                     8
Timber

  We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather. We normally do not log much in the winter months.


RESULTS OF OPERATIONS

  Revenues for the nine month period ending September 30, 2004 were $546,600 and $234,900 for the same period ending September 30, 2003, or an increase of 132%. For the three month period ending September 30, 2004 revenues were $158,875 compared to $81,906 for the same period ending September 30, 2003 or an increase of 94%. The main difference was caused by the additional contracting revenues of $233,037 and logging revenues of $78,565 recognized in 2004 over the previous year.

  Gross profit (loss) for the nine month period ending September 30, 2004 was $156,570 compared to ($27,517) for the same period ending September 30, 2003 a difference of $184,087. For the three month period ending September 30, 2004 gross profit (loss) was $80,947 compared to ($39,500) for the same period ending September 30, 2003 a difference of $120,447. During both periods in 2004 revenues were enough to cover costs of sales and we were able to keep the costs of sales lower (71% of sales for the nine month period and 49% of sales for the three month period) than the same periods ending September 30, 2003.

  Total operating expenses for the nine month period ending September 30, 2004 was $806,150 compared to $931,479 for the same period ending September 30, 2003 or a decrease of 13.4%. For the three month period ending September 30, 2004 operating expenses were $307,540 compared to $411,764 for the same period ending September 30, 2003 or a decrease of 25.3%. Although exploration and development expenses in 2004 of $148,991 were more in 2004 compared to the $48,824 spent in 2003, the company incurred additional professional expenses in 2003 amounting to approximately $225,000 compared to 2004 due to costs related to Securities Exchange Commission filings.


  Our net profit (loss) for the nine month period ending September 30, 2004 was ($685,167) compared to ($983,979) or a 30% decrease. The net profit (loss) for the three month period ending September 30, 2004 was ($240,272) compared to ($435,973) for the same period ending September 30, 2003, or a decrease of 44.8%. As mentioned above, in 2003 the company experienced more general and administrative expenses due to the costs of SB-2 filings.

LIQUIDITY AND CAPITAL RESOURCES

  To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from AFC and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended September 30, 2004 contract mining accounted for 57% of the revenue and 100% of the revenue for the same period in 2003. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

  Our total assets increased from $875,571 as of September 30, 2004, compared to $499,472 as of December 31, 2003. The company has decreased its current assets by $39,333, while acquiring additional equipment for mining and processing at the Dragon Mine. Total liabilities were $1,161,488 as of September 30, 2004, compared to $1,038,573 as of December 31, 2003. The company accounts payables balance increased due to additional activities in contracting work, and there was an increase in notes payable due to activities at the Dragon Mine.


  We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of September 30, 2004 is $82,829. We have an unsecured line of credit with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at September 30, 2004 was $21,706. The funds were used for general working capital and are on a revolving credit line. In 2000, we entered into an agreement with Universal Funding for a secured revolving credit line, immediately payable by accounts receivable. The funds are used for general working capital. As of September 30, 2004 the amount owing Universal funding is 0-. Accounts payable and accrued expenses due as of September 30, 2004 were $234,779 and are the result of daily operations and taxes owed.

  We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of September 30, 2004 our current balance, including interest is $76,222. The note matured on August 16, 2001. We have renegotiated terms of repayment, and can pay this debt for approximately 50% of the amount otherwise due. We have notes payable to American National Mortgage due in monthly interest installments of $35,788.39. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we are negotiating a settlement on this debt with the trustee. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $118,955 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho.

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

  Our principal sources of cash flow during the third quarter 2004 was from Contracting activities which provided an average of $30,356 per month for the three month period ended September 30, 2004, and averaged $27,302 per month for the same period in 2003. For the nine month period ending September 30, 2004 our average monthly cash flow from contracting was $51,881, compared to $26,100 for the same period in 2003. We recognized logging revenues during the third quarter 2004 of $67,806, which was used primarily to pay for an additional piece of property acquired. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

  Cash flow from financing activities for the nine month period ended September 30, 2004 was $627,692 compared to $421,079 for the same period in 2003, a difference of $206,613. The major factor for the difference was receipt of proceeds from subscriptions receivable in 2004.

  The Company spent $389,496 from investing activities for the nine month period ended September 30, 2004, compared to receiving $16,043 in the same period in 2003. This was attributed from purchases of equipment and transactions with affiliates.


  Cash flow used by operating activities for the nine month period ended September 30, 2004, was ($237,223) compared to ($332,860) for the same period in 2003, a difference of $95,637. In the nine month period in 2004 a decrease in the costs of services, compared to the same period in 2003, accounted for the major change.



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


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

     On July 15, 2004 we issued 100,000 shares of common stock for lease payment on the Dragon Mine valued at approximately $20,000.

     Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to
Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the company of its securities to financially sophisticated individuals who are fully aware of the company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

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

                                  ATLAS MINING COMPANY

Dated: November 5, 2004           /s/ William Jacobson
                                  --------------------------------------
                                  By: William Jacobson
                                  Chief Executive Officer,
                                  Chief Financial Officer













