Form 10QSB
period 2005-02-16
ATLAS MINING CO
filed 2005-02-22
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K
                                    --------

                                 CURRENT REPORT

         Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                                February 16, 2005
                                 Date of Report
                        ---------------------------------
                        (Date of Earliest Event Reported)


                           ATLAS MINING COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


                             630 EAST MULLAN AVENUE
                             OSBURN, IDAHO 83849
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (208) 556-1181
                         -------------------------------
                         (Registrant's Telephone Number)

       IDAHO                         000-31380                82-0096527
--------------------------        --------------         -----------------
(State or other jurisdiction      (Commission File          (IRS Employer
 of incorporation)                 Number)             Identification No.)



Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):

[ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)

[ ] Soliciting material pursuant to Rule 14a-12(b) under the Exchange Act (17 CFR 240.14a-12(b))

[ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))

[ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

==========================================================================

FORWARD LOOKING STATEMENTS

     This Form 8-K and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant's management as well as estimates and assumptions made by Registrant's management. When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to Registrant or Registrant's management identify forward looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to Registrant's industry, Registrant's operations and results of operations and any businesses that may be acquired by Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

     Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results.


ITEM 3.02.  UNREGISTERED SALES OF EQUITY SECURITIES

     On February 16, 2005 the Company sold a total of 1,000,000 shares of common stock at a price of $0.50 per share for a total of $500,000.
A placement agent received a commission of 50,000 shares of common stock. The transaction above was effected under Section 4(2) of the Securities Act of 1933, as amended, and appropriate legends were affixed to the share certificates issued in the transaction.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ATLAS MINING COMPANY


                                    BY: /s/ WILLIAM T. JACOBSON, PRESIDENT
                                       -----------------------------------
                                             WILLIAM T. JACOBSON


DATE: February 18, 2005