Form 10KSB
period 2004-12-31
ATLAS MINING CO
filed 2005-03-31
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                      Commission File Number 000-31380

                            ATLAS MINING COMPANY
                           ----------------------
               (Name of small business issuer in its charter)

     Idaho                                                  82-0096527
-----------------------------------         -------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

                           630 East Mullan Avenue
                            Osburn, Idaho 83849
                         -------------------------
        (Address of principal executive offices including zip code)

Issuer's telephone number, including area code:  (208) 556-1181

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
Title of each class                  which each is registered
----------------------        -------------------------------------------
    None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, no par value
                        ----------------------------
                              (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2004 were $1,035,329.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of March 25, 2005 was 42,017,587. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 25, 2005, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $52,101,807.

          DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transition Small Business Disclosure Format:     Yes [ ]       No [X]



                             TABLE OF CONTENTS

                                                                       Page

PART I

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . .4
     ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . 11
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 15
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . 15

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . 15
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . 17
     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . 24
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . 24
     ITEM 8A   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . 24
     ITEM 8B   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 24

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . 25
     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . 28
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. . . . . 29
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . 30
     ITEM 13.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . 30
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . 31
     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 32




                 NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Business, Operating Results and Financial Condition", as well as the following:

     - our uncertainty whether a commercially viable deposits or "reserves" exist on any of our properties;

     - our lack of capital and whether or not we will be able to raise capital when we need it;

     -    risks of loss of timber revenues due to fire, disease or weather;

     - change of market prices for timber, halloysite clay or other marketable deposits we may find on any of our properties;

     - whether or not we will continue to receive the services of our executive officers and directors, particularly our President, William T. Jacobson;

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






                                   PART I

ITEM 1.  BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY
--------------------------------------

     We are a natural resources company engaged in the acquisition, exploration and development of our resource properties in the states of Idaho and Utah. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resources industries through our trade name "Atlas Fausett Contracting." We were originally incorporated on March 4, 1924 in Idaho and commenced our operations on that date.

     From 1980 to 1997, we had no activities. In 1997, we acquired the equipment of Fausett International, Inc. for $1,416,099 and began our contracting business. In 1998, we acquired the Sierra Silver Lead Mining Company, an Idaho corporation for $276,157. This merger added an additional
329.18 acres of mineral rights to our current holdings. In 1999, we also acquired the majority outstanding shares of Olympic Silver Resources, Inc., a Nevada corporation for $228,566. The acquisition of Olympic gave us control of an Olympic subsidiary mine in Zacatecas, Mexico. In 2001 our agreement on the mine in Zacatecas expired and we no longer have any interest there. In 1999 we acquired the Aulbach mining claims for $ 50,000, approximately 100 acres of timber and mineral property in northern Idaho. In 1999 we acquired 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho. In 2001, we entered into a lease purchase agreement on the Dragon Mine in Juab County, Utah for $100,000. We believe this property may contain a deposit of high quality clay, which we are putting into production. In 2002, we cancelled our agreement with Fausett International, Inc., returned the equipment, and settled the remaining debt. We were not able to utilize this equipment enough to justify the cost related to owning it.

     In the future, we intend to be able to acquire additional properties near our current mines and elsewhere.

     We have brought the Dragon Mine from an exploration stage into a production stage. We intend to find other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

     In addition to the mineral resources, we also have harvestable timber resources on our properties. We contract out logging of our timber to create revenues and cash flows for our other operations. We have also harvested timber on approximately 420 acres of our previously owned and newly acquired properties. We hope to acquire more properties in the future with timber resources.

     We also intend to continue our contract mining services. These services were originally developed and marketed to provide us with operating revenues. We hope to increase the revenue derived from these services and to utilize our expertise in this area to mine our owned properties.



     CONTRACT MINING
     ---------------

     Because of exploration costs and other budget constraints, mining activity on our properties has remained idle since the 1980s. However, on August 10, 1997 our board met and approved a plan to revitalize Atlas Mining Company for the purpose of increasing shareholder value and, in the long term, of making us an operating company with producing mines.

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

         AFC crews are experienced and have worked on projects in Idaho, Montana, Oregon, Washington, Nevada, Colorado, Arizona, New Mexico, and British Columbia. AFC has the required licenses to work in Idaho, Washington and Montana and has the ability to be licensed in most states in the western United States. AFC operates under a permit from the Mine Safety and Health Administration and also possesses a permit to handle explosives from the Bureau of Alcohol, Tobacco and Firearms.

         AFC was the main contractor at the Mayflower Mine, a Brimstone Gold Corp. project, outside of Whitehall, Montana, and for the Holden Mine closure, a U.S. Government and U.R.S. Corporation project on Lake Chelan,
Washington.   AFC has also maintained a labor contract with Echo Bay Mines, now Kinross Gold Corporation, At Republic, Washington for the past five years.

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



     EXPLORATION
     -----------

     We intend to conduct our exploration activities for halloysite clay and other minerals, and intend to acquire commercially feasible properties that can be put into production with minimal environmental problems and with limited financial resources. We do not intend to seek out and acquire other properties unless they fit into the parameters we have set. Further, we will limit our acquisitions based on our ability to conduct our feasibility surveys and other exploration work on these properties, and until we have been able to bring our existing acquisitions into a income generating stage.

         In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending December 31, 2003, and 2004 were $51,140 and $340,657, respectively on the halloysite clay project.

         The halloysite clay is considered a non-toxic material, and we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. In 2003 we completed a small diamond drilling
program to verify location of clay beds at the Dragon Mine.   With that
information we have been able to formulate development and mining plans. During 2004 we have worked to develop and bring the Dragon Mine into a production stage. In December 2004 we booked our first sale of halloysite clay.

     Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers. From results of the product samples distributed we have numerous potential buyers.

     Until the Dragon Mine is producing in a profitable manner we are not aggressively looking for other properties. However it is our intent to look for other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

     We have submitted a mining and reclamation bond to the proper state authorities, and have received acceptance of our plan. In the future, we may pursue additional acquisitions and exploration of other properties for metals and industrial minerals, development of which will require submission of new mining and reclamation plans to the proper state and federal authorities.

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

     We will need to obtain additional funding to pursue our business strategy. At the present time, we anticipate seeking additional funding through additional private placements, joint venture agreements, production
financing, and/or pre-sale loans.   Our inability to raise additional
capital to fund operations through the remainder of this year and through the next fiscal year would have a detrimental effect on our viability and ability to pursue our business plan.




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

         TIMBER
         ------

         Although our logging is a very small percentage of our activities, we face large numbers of competitors in this industry, and our competitors include individuals who may own property in northern Idaho and wish to sell their lumber at market prices to local mills. We are affected by market prices, and as prices fall and competing suppliers increase, our revenues from this business may fall significantly. Logging activities in northern Idaho are seasonal due to the large amount of snow that accumulates during the winter. We do most of our logging activity in the summer and fall.



     EXPLORATION
     -----------

     We face a large number of competitors with respect to our exploration activities. Although we may have some advantage with respect to companies smaller than ours, we also face the common disadvantage against larger companies with more available capital. Consequently over the past three years we have limited our exploration activities to the clay property (Dragon Mine). However with the moving of the Dragon Mine from an exploration to a development and production stage, we can now start looking more actively at other exploration targets. Our one advantage over many other smaller mining companies is that we have the ability to actually mine.


GOVERNMENTAL REGULATION
-----------------------

     CONTRACT MINING
     ---------------

     We are subject to a variety of state and federal regulations with respect to this aspect of our business. Most states require a contractors' license before conducting business in their state. Each state has a different procedure for licensing. We estimate the annual cost to maintain our state Contractor's licenses to be approximately $500 per year. We obtain and pay workers compensation insurance, unemployment, and state withholding in all states in which we work. We handle these functions as a part of our normal clerical process.

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

     Property owners must also obtain permits prior to mining. From the contracting side, we have always required that the mine owner permit his project with the proper regulatory authority prior to beginning work, which relieves us of any cost or liability. On our own properties, we will spend approximately $2,000 per year to keep permits in place.

     We are licensed under the Mine Safety and Health Act of 1997 (MSHA) (License number: VL-2). We are required to submit quarterly reports of our activities MSHA and to conduct annual refresher courses for our employees. The annual cost of these functions varies based on the amount of activity. We estimate that compliance with the described state and federal regulations costs us approximately $3,000 per year.




     TIMBER
     ------

     Our timber business is regulated by the Idaho state Department of Lands under the Idaho Forestry Act Title 38, Chapter 1. Under this regulation, a logger must apply for and obtain a Notification of Forest Practices prior to starting a logging project. This permit requires the logger to maintain proper logging practices, including erosion abatement, and fire prevention. The State of Idaho retains $4 per thousand board feet from all logs hauled to the mill, and once the project is completed, along with a State inspection verifying that the project was completed according to Idaho Forest Practices Act, the logger applies for a release of these funds. Although we contract out our logging, we may be liable, as the landowner, for problems created by the logger. However, we take measures to ensure that our contracted loggers are reputable and incidents do not occur. We do not currently have any direct costs related to this regulation. The process of obtaining access to our ground when it is necessary to enter through Forest Service or BLM property can delay timber harvesting. Although the law does not allow either of these agencies to restrict access to the private landowner, the permitting process is time consuming and reflects a cost to the landowner. We estimate the cost of this process will be about $5,000 per year.

         EXPLORATION AND DEVELOPMENT
         -----------

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

         We have conducted some exploration and have developed and brought into production the Dragon Mine in Juab County, Utah. The Utah Department of Natural Resources sets the guidelines for Exploration, development and mining activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5. We have applied for and received the proper permit from them. We also applied for and received authority from the Utah Department of Commerce to conduct business as a foreign corporation in the state as required by Utah Code, Title 16-10A-1501. Compliance with these regulations is expected to cost us approximately $1,200 per year. As we hire additional people for this project we have covered them under proper state workman compensation, withholding and unemployment laws as required by both Utah and Idaho State employment regulations. We carry a Mine Safety and Health Administration
(MSHA) license (#4202383) for this property and report as required to this agency. We estimate the cost of compliance to MSHA to be approximately $5,000 per year.

EMPLOYEES
---------

    As of December 31, 2004, Atlas Mining and its subsidiaries have twelve employees. We have also outsourced some of our logging work to a logging contractor who employs approximately six people. In addition, we periodically utilize the services of various individuals on a consulting basis. In 2003 and 2004, we hired the services of a geologist and industrial minerals consultants for their consulting services. We have one employment agreement with our CEO. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.




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

SHOSHONE COUNTY, IDAHO
----------------------

    Exploration
    -----------

    We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. Atlas was originally incorporated to pursue mining activities on the Atlas mine property near Mullan, Idaho. This property had some past production of silver, lead, zinc and copper in the early 1900's. However, the existence of minerals on this property cannot be determined without extensive exploration. Any revenues we may eventually generate may be used to further explore mines within the Shoshone County area or to acquire and explore new properties wholly unrelated to our Shoshone County properties. We have no plans for exploration of the Shoshone County mines at this time.

    Our properties in Shoshone County are divided into five separate tracts. These sections are named for the mines located in that specific section. The section location and estimated acreage are as follows:


    Section Of The Coeur D'Alene Mining District Estimated Acres
    ------------------------------------------------------------

Atlas Mine                        540 acres fee simple and patented,
                                  180 unpatented
Sierra Trapper Creek               80 acres patented
Aulbach, Section 6 & 7            100 acres patented
Sierra Silver, Woodland Pk & 9 Mi  60 acres patented, 80 acres mineral rights
Sierra Hardscrabble                20 acres patented
L& N claims                       108 acres patented




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

     The other properties in Shoshone County have no accessible workings. All the properties are accessible either by state highway, county road or forest service roads. As time and the economic trends merit it we will be looking find ways to make these properties more productive or to sell them.

     The Atlas property currently carries a first mortgage to CLS Mortgage, and a second mortgage to American National Mortgage. We owe CLS Mortgage $119,236, on which we pay $1,614 per month. We owe American National Mortgage $711,174. However, American National Mortgage has been closed down by state regulators and has filed bankruptcy. We are in the process of settling this debt with the court appointed trustee.

     Timber
     ------

     We estimate that our properties in Shoshone County contain approximately 2 million board feet of harvestable timber. We contract with independent loggers to harvest the timber and deliver it to mills. We contract our logging activities to Randy Mattson, who has over 20 years of experience in the industry. The current return to Atlas is approximately $150 per thousand board feet. A board foot of lumber is one foot by one foot by one inch. We implement reforestation techniques to replenish its timber supply. Much of the remaining timer on Atlas lands requires access through U S Forest Service or BLM properties. Permitting for access through these entities is somewhat time consuming and we do not know whether we will be able to log very much of our properties in the near future.

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





JUAB COUNTY, UTAH
-----------------

     Dragon Mine
     -----------

     The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District) has been principally exploited for halloysite clay, a rare and high unit value clay mineral. The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W,
Section 36, all relative to the Salt Lake Meridian. Since July 10, 2001, Atlas Mining Company has leased the property from Conjecture Silver Mines, Inc., whose address is P.O.B. 14006, Spokane, Washington 99214. Conjecture Mines has since been merged into Chester Mines, Inc. with the same address. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we have the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or we may buy the property for $500,000 if we have $1,000,000 in sales from the mine in a 12-month period. On June 22, 2004, we notified Conjecture Silver Mines of our intent to renew our lease for an additional year. On July 15, 2004, we issued an additional 100,000 shares of common stock to Conjecture Silver Mines, Inc. for rights to the property for another year. Should we mine the property, if warranted, before we have completed purchase of the property, we are liable to pay a 3% cash royalty on the gross sales of product from the property.

     Conjecture Mines acquired the claims through a Quit Claim deed and share exchange with Grand Central Silver Mines, Inc. From 1950 to 1977, the Dragon Mine was owned by Anaconda and operated by Filtrol Corporation. The property has been idle since 1977. Examination of the mine maps, the open pit and surviving correspondence, coupled with informal interviews of former employees, all lead us to the conclusion that the mining techniques were likely inefficient which combined with developments of synthetic catalysts (the halloysite was mined for petroleum cracking) led the mine to price itself out of business. In 2004 Chester Mines, Inc acquired Conjectures Silver Mines, Inc. The address remains the same as does the principal officer.

     Previous owners' records indicate that over 1.1 million tons were mined at the property from 1950 until it closed. Those records also indicate approximately 300,000 tons of mineralized material remain on the property. The previous owners also conducted some exploration core drilling and some reverse circulation drilling, but the records of the results are incomplete. The figures in this paragraph depend on the assumption that the old records and maps are accurate. Our analysis of the surviving maps and record lead us to believe that their estimates of 300,000 tons of mineralized material are still valid. In 2003 we conducted a small exploration drilling program, and have been able to further validate this information. The previous owners' geologists determined the area of influence was no more than 80 feet along strike and 100 feet along dip. There were no chemically quantifiable cutoffs to the mineralized material. It appeared that the most distinguishable factors were visual indicators. The specific gravity they used was a density of 17 cubic feet per ton.

     The property is located in the arid mountains approximately 2 miles west of Eureka, Utah and can be accessed via state highway and county road. The only evidence of mining prior to our lease was an open pit area and an abandoned head frame. The Union Pacific Railroad has a spur approximately 2 miles from the property. Power is approximately 1.5 miles from the site, and no evidence of water except in the shaft.



     In 2004 we were able to bring the property to the stage of production. We built a mill site which includes a lay down and sorting area for product, a 50X60 building with KDS processing machine. We installed a 650 KW electrical generator with service to the mill, office and mine, a water and septic system, and compressor. We have developed the underground mine with over 500 feet of decline and access tunnels and have exposed the halloysite clay bed approximately 100 feet underground where mining activities have begun. To facilitate these activities we have increased our equipment purchases in 2004.

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

     Samples taken from surface and underground exposures of the halloysite material have been made available to parties interested in conducting suitability tests. Samples have been taken from seven areas within the open pit. On the surface, the halloysite material is chalky white, often stained by iron leaking downward from the iron cap, but a few inches beneath the surface, the halloysite material turns to soft, wet-looking and soapy feeling, often with a bluish tinge. However, this material loses its water content and turns chalky within a few days of exposure to air.

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



                                      2004                     2003
                                 High        Low         High         Low
                              -------      -------     -------      -------
          First Quarter        $0.25        $0.105      $0.15        $0.08
          Second Quarter       $0.255       $0.15       $0.12        $0.055
          Third Quarter        $0.33        $0.17       $0.16        $0.05
          Fourth Quarter       $0.40        $0.245      $0.19        $0.08





     As of March 25, 2005, there were approximately 1,701 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on our common stock and the rate of such dividends, if any, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

         Our Board of Directors has adopted two equity compensation plans, the Stock Option Plan of Atlas Mining Company, and the Incentive Stock Option Plan of Atlas Mining Company. Both plans were adopted in 1998. Options under the Stock Option Plan of Atlas Mining Company will expire 5 years from the date of grant, and the price per share for each option granted will be set by the Administrative Committee. As of December 31, 2004, one option has been granted under the Stock Option Plan of Atlas Mining Company to the CEO. Options issued under the Incentive Stock Option Plan of Atlas Mining Company will have a price per share at least equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2004, no options have been granted under the Incentive Stock Option Plan of Atlas Mining Company.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 5, 2004, the Company issued 1,071 shares of its common stock to an individual investor for $150 in cash. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On July 15, 2004, the Company issued 100,000 shares of its common stock valued at $20,000 to Conjecture Mines, Inc for payment its annual lease payment on the Dragon Mine. The issuance of the shares was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On October 26, 2004, the Company issued 10,000 shares of its common stock valued at $2,900 to an accredited investor for services. The issuance of the shares was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On December 7, 2004 the Company issued 400,000 shares of its common stock for $100,000 cash to an accredited investor. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On December 8, 2004 the Company issued 200,000 shares of its common stock for $50,000 cash to an accredited investor. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On December 9, 2004, the Company issued 120,000 shares of its common stock for $30,000 cash to an accredited investor. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On December 10, 2004, the Company issued 180,000 shares of its common stock for $45,000 cash to an accredited investor. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.


     On December 16, 2004, the Company issued 420,000 shares of its common stock for $105,000 cash to an accredited investor. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

     On December 27, 2004, the Company issued 85,000 shares of its common stock for $21,500 cash to an accredited investor. This issuance was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933 because this issuance was not a public offering.

RECENT ISSUES OF COMMON STOCK WARRANTS

     On December 3, 2004, the Company issued a one year warrant to an accredited investor to purchase 1,000,000 restricted common shares of stock for $350,000 cash.

     On December 14, 2004 the Company issued a two year warrant to an accredited investor to purchase 40,000 restricted common shares of stock for $20,000.

     On December 16, 2004 the Company issued a two year warrant to an accredited investor to purchase 40,000 restricted common shares of stock for $20,000.

     On December 17, 2004 the Company issued a two year warrant to an accredited investor to purchase 100,000 restricted common shares of stock for $50,000.

     On December 17, 2004 the Company issued a two year warrant to an accredited investor to purchase 30,000 restricted common shares of stock for $15,000.

     On December 17, 2004 the Company issued a two year warrant to an accredited investor to purchase 20,000 restricted common shares of stock for $10,000.

     On December 17, 2004 the Company issued a two year warrant to an accredited investor to purchase 40,000 restricted common shares of stock for $20,000.

     On December 31, 2004 the Company issued a two year warrant to an accredited investor to purchase 10,000 restricted common shares of stock for $5,000.

     On December 31, 2004 the Company issued 16 separate two year warrants to 16 separate accredited investors to purchase 154,000 restricted common shares of stock for $30,800.


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

     We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho and Utah. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resource industries through our trade name "Atlas Fausett Contracting." Currently, our primary source of revenue is generated by our Atlas Fausett Contracting operations. However, we also have our halloysite clay deposit and timber.
                                     17

CONTRACT MINING

In the past our contract mining normally generates 80% or more of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time, we anticipate that our contracting will still be a contributing factor to our revenues.

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

The majority of our exploration has been at the Dragon Mine in Juab County, Utah. We have furnished samples of the halloysite clay extracted from this property to potential buyers and distributors. The preliminary results of these samples have been favorable, and we have received purchase orders as a result; and we have received non binding letters of intent from potential buyers. We have moved into the production stage of this property.

TIMBER

We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather.

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003.

Our operations for the period ended December 31, 2004, and the period ended December 31, 2003 consisted mostly of our contracting work, logging income, and development and exploration activities.

REVENUES

Our total revenues for the period ending December 31, 2004 were $1,035,329, compared to $304,851 for the period ending December 31, 2003, resulting in a 239% increase from the same period the previous fiscal year. Our contract mining revenue for the period ending December 31, 2004 was $696,264 compared to $298,707 for the period ended December 31, 2003, or an increase of 133%. Our timber revenue for the period ending December 31, 2004 was $89,064 compared to $3,955, for the same period ended December 31, 2003, which is a 21.5 time increase from 2003 to 2004. We also received $250,000 from halloysite clay sales in 2004 while there was no revenue from that source in 2003.

GROSS PROFIT

Our Gross profit for the year ended December 31, 2004 was $467,784 compared to $(30,253) for the year ended December 31, 2003. This is an increase of 16 times greater than the previous year. The main reasons for this increased contracting revenues, timber sales and the sale of halloysite clay in 2004, compared to 2003.

GENERAL AND ADMINISTRATIVE EXPENDITURES

Our general and administrative expenditures for the period ending December 31, 2004 were $1,010,781 compared to $1,255,182 in 2003, which is a 20%
decrease from the same period the previous fiscal year. The reason for this is attributable to additional costs in professional fees in 2003 not incurred in 2004.


CAPITAL EXPENDITURES

We had no capital expenditures for the period ending December 31, 2003. During 2004 we purchased approximately 100 acres in north Idaho for $60,250. We constructed a mill site for $100,688 and bought mining, milling and related equipment for $363,180.

INTEREST PAYMENTS

Our interest payments for the period ending December 31, 2004 were $23,210, which is an 75% decrease from the same period the previous fiscal year.
The reason for this is due to regulatory closure and subsequent bankruptcy of American National Mortgage, our major creditor, resulting in our suspension of payments pending settlement of the debts. We also liquidated some of our smaller debts during the year.

EXPLORATION & DEVELOPMENT EXPENDITURES

Our exploration expenses for the period ending December 31, 2004 was $340,657 compared to $51,140 for the previous fiscal year, which is a 566% increase from the same period the previous fiscal year. These expenses were incurred at the Dragon Mine, in Juab County, Utah, where we have worked to bring the property into a production stage property.

NET PROFIT (LOSS)

Our net losses for the period ending December 31, 2004, ($946,274), is a 33% decrease over the same period the previous fiscal year. The reason for this is attributed to additional revenue and less general and administrative expenses in 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting, logging operations and the sale of halloysite clay. We intend to continue pursuing contracting work and to log our timber properties to help pay for
our operations.  We also intend to sell more halloysite clay.   In 2004 and
2003 the contracting work accounted for about 67% and 98% of the total revenues respectively. Halloysite clay sales accounted for 24% of the revenue in 2004, while there were none in 2003. In 2004 and 2003 timber sales accounted for 8% and 2% of the total revenue respectively. We have also issued common shares of restricted stock and borrowed from various sources to finance our activities. Our current debt structure is explained below.

We have a note payable to William Jacobson, an officer and director, which is payable on demand and bearing no interest. The proceeds of this obligation were used for general working capital. The current amount due as of December 31, 2004 is $91,488. We had an unsecured line of credit with Textron Financial at an interest rate of prime plus 6%. The balance of the line of credit at December 31, 2004 and 2003 was -0- and $23,094, respectively. The funds were used for general working capital. Accounts payable and accrued liabilities due as of December 31, 2004 were $304,925 and are the result of daily operations and taxes owed.

We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 due in monthly payments of $1,000 with a balloon payment due at maturity. The note matured on August 16, 2002. We have negotiated the terms of repayment, and can pay this debt for approximately 50% of the value. The note was for accounting services provided to us in 1999 and 2000. As of December 31, 2004 our current balance, including interest is $77,370. We have notes in the amount $582,498payable to American National Mortgage due in monthly installments for interest and fees of $18,743.79, maturing on May 31, 2003, and secured by property in northern Idaho. American National Mortgage has filed bankruptcy, and we have negotiated a settlement on this debt. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $118,920, and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho.

     Our principal sources of cash flow are from our timber properties, which averaged $7,422 per month in fiscal year 2004 and $330 per month in 2003, our contract mining, which averaged $58,022 per month in fiscal year 2004 and $24,892 in 2003, and halloysite clay sales which averaged $20,833 per month in fiscal year 2004 and 0- in 2003. In addition, we also rely on our credit facilities and any public or private equity issuances we may conduct in the future.

     Cash flow from financing activities for the fiscal year ended December 31, 2004 was $1,138,553 compared to $593,498 for the same period in 2003, a difference of $545,055. The main difference was the collection of subscriptions receivable in 2004.

     The Company realized a use of funds of ($447,504) from investing activities for the fiscal year ended December 31, 2004, compared to ($45,341) for the same period in 2003, a difference of $402,163. The main difference is attributed to the purchase of equipment in 2004 of $524,119 compared to 0- for the same period ended December 31, 2003.

Cash flow from operating activities for the fiscal year ended December 31, 2004, was ($491,228) compared to ($546,589) for the same period in 2003, a difference of $55,361. The Company had less operating losses in 2004 because of the increase in revenues and decreased general and administrative costs.

As of April 1, 2003, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month-to-month basis from the Mcgillvray Environmental.

If we do not reduce any of this debt from proceeds of our offering, if we do not renegotiate any of this debt or if repayment is demanded, we would be obligated to pay an average of $85,973per month or $1,031,672 for the next fiscal year.

In anticipation of the cash needs for the upcoming year, we have completed a sale of restricted common stock in December 2004,and January 2005, and we have subsequently sold additional shares of restricted common stock in February 2005.

We will need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on our ability to pursue our business plan, and possibly our ability to continue as a going concern.

In anticipation of the above funding sources, we have attempted to satisfy our debts through a negotiated settlement, and/or ask for extended terms until we can become more profitable. We cannot assure you that any of these events will occur or, if they do occur, when they will occur.

     Following is summary financial information reflecting our operations for the periods indicated.

                                                   Year Ended December 31,
                                                     2004          2003
                                                 ------------  ------------
     Net revenues                                $  1,035,329  $    304,851
     Cost of revenues                            $    567,545  $    335,104
     Gross profit                                $    467,784  $   (30,253)
     Selling, general and administrative         $  1,010,781  $  1,255,182
     Gain (Loss) from operations                 $  (883,654)  $(1,336,575)
     Net gain (loss)                             $  (946,274)  $(1,382,038)


FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS REFERRED TO IN THIS ANNUAL REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR
SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR
INVESTMENT.
                                     20
     WE ARE CURRENTLY IN DEFAULT ON ONE OR MORE OF OUR LOANS.

     We have a note payable to Moss Adams, LLP for accounting services provided to us in 1999 and 2000. The principal of the note is $53,250, with an interest rate of 9% per annum, due in monthly payments of $1,000. The note matured on August 16, 2001. As of December 31, 2004 the current balance, including interest is $77,370. We have renegotiated terms of repayment, and can pay this debt for approximately 50% of the amount otherwise due. We have notes in the amount $582,498payable to American National Mortgage due in monthly installments for interest and fees of $18,743.79, maturing on May 31, 2003, and secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we have negotiated a settlement on this debt. If we are unable to pay these debts, it would have a material adverse impact on our ability to conduct business, and our financial position.


     WE HAVE EXPERIENCED ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997 AND OUR AUDITORS HAVE INDICATED UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE OPERATIONS AS A GOING CONCERN.

     We have experienced annual operating losses since our reactivation in September 1997. As of December 31, 2004, we had an accumulated deficit of $(5,861,240). We may need to raise additional capital to continue as a going concern. Our auditors have indicated uncertainty concerning our ability to continue as a going concern. We can not assure you that that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins.

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

     WE HAVE RECORDED MINIMAL INCOME FOR OUR EXPLORATION/DEVELOPMENT ACTIVITIES, AND MAY DO SO IN THE FUTURE.

     To date, of our exploration properties have produced minimal income from activities.

     Additionally, although our timber harvesting and contracting activities have generated revenue, we as a company have not yet generated any profit. We may not be able to develop these activities to commercially viable enterprises or to obtain additional properties that are commercially viable. The commodities extracted from our properties may never generate significant revenues or achieve profitability, which will adversely impact our financial condition.

     WE MAY NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

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

     WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL MINERAL DEPOSITS EXIST ON OUR PROPERTIES.

     Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties will involve consideration and evaluation of several significant factors including, but not limited to:

     - Costs of bringing each property into production, including exploration work, preparation of production feasibility
     -    studies, and construction of production facilities;
     -    Availability and costs of financing;
     -    Ongoing costs of production;
     -    Market prices for the minerals to be produced;
     -    Environmental compliance regulations and restraints; and
     -    Political climate and/or governmental regulation and control.

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


     Our common stock is listed on the Over-the-Counter Bulletin Board. It is not quoted on any exchange or on NASDAQ, and no other exemptions currently apply. Therefore, the SEC "penny stock" rules govern the trading in our common stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

     -    a risk disclosure document,
     -    disclosure of market quotations, if any,
     -    disclosure of the compensation of the broker and its
     -    salespersons in the transaction, and
     -    monthly account statements showing the market values of our
     -    securities held in the customer's accounts.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements, together with the independent auditors' report thereon of Chisholm, Bierwolf & Nilson, LLC. follow.






/Letterhead/




                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Atlas Mining Company

We have audited the accompanying consolidated balance sheets of Atlas Mining Company as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Mining Company as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
January 28, 2005


                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets

                                   ASSETS


                                                             December 31,
                                                     2004          2003
                                                 ------------  ------------
Current Assets
 Cash                                            $    206,635  $      6,814
 Accounts receivable (net of allowance of $0)         273,014        32,253
 Investments - available for sale                      19,538        12,796
 Advances                                                   0         7,696
 Deposits and prepaids                                 65,738             0
 Advances - related party                                   0        74,693
                                                 ------------  ------------
   Total Current Assets                               564,925       134,252

Property and Equipment
 Land and tunnels                                     405,410       345,159
 Buildings and equipment                              178,368        77,680
 Mining equipment                                     104,201        26,000
 Milling equipment                                    242,669             0
 Office equipment                                       1,300         1,300
 Vehicles                                              70,305        27,995
 Less:  Accumulated depreciation                    (152,507)     (121,914)
                                                 ------------  ------------
   Total Property and Equipment                       849,746       356,220

Other Assets
 Mining supplies                                        9,000         9,000
                                                 ------------  ------------
   Total Other Assets                                   9,000         9,000
                                                 ------------  ------------
   Total Assets                                  $  1,423,671  $    499,472
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.


                                    F-4



                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31,
                                                     2004          2003
                                                 ------------  ------------

Current Liabilities
 Accounts payable and accrued liabilities        $    304,925  $    214,855
 Line of credit                                             0        23,094
 Current portion of long-term debt                  1,031,672       725,131
                                                 ------------  ------------
   Total Current Liabilities                        1,336,597       963,080

Long-Term Liabilities
 Notes payable                                        811,373       729,795
 Notes payable - related party                        250,354        70,829
 Less: current portion of long-term debt          (1,031,672)     (725,131)
                                                 ------------  ------------
   Total Long-Term Liabilities                         30,055        75,493

Minority Interest                                      52,649        52,652
                                                 ------------  ------------

Stockholders' Equity (Deficit)
 Preferred stock, $1.00 par value, 10,000,000
  shares authorized, noncumulative, nonvoting,
  nonconvertible, none issued or outstanding                -             -
 Common stock, no par value, 60,000,000 shares
  authorized, 39,892,422 and 34,725,151 shares
  issued and outstanding, respectively              6,006,657     4,994,977
 Cost of treasury stock, 1,313,022 in 2004
  and 2003                                          (131,221)     (131,221)
 Accumulated Deficit                              (5,861,240)   (4,914,966)
 Accumulated other comprehensive income (loss)            174      (10,843)
 Prepaid expenses                                    (10,000)       (5,000)
 Subscription receivable                                    -     (524,700)
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)                 4,370     (591,753)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $  1,423,671  $    499,472
                                                 ============  ============







 The accompanying notes are an integral part of these financial statements.
                                    F-5


                    Atlas Mining Company and Subsidiary
                   Consolidated Statements of Operations

                                                                    For the Year Ended
                                                                       December 31,
                                                     2004          2003
                                                 ------------  ------------
Revenues                                         $  1,035,329  $    304,851

Cost of Sales                                         567,545       335,104
                                                 ------------  ------------
Gross Profit (Loss)                                   467,784      (30,253)
                                                 ------------  ------------
Operating Expenses
 Exploration & development costs                      340,657        51,140
 General & administrative                           1,010,781     1,255,182
                                                 ------------  ------------
   Total Operating Expenses                         1,351,438     1,306,322
                                                 ------------  ------------
   Net Operating Income (Loss)                      (883,654)   (1,336,575)
                                                 ------------  ------------
Other Income(Expense)
 Interest income                                           36             8
 Interest expense                                    (56,224)     (106,659)
 Miscellaneous income                                     750         4,013
 Minority interest                                          3        16,474
 Gain (loss) on sale of investments
  available for sale                                 (10,049)       (6,606)
 Gain (loss) on settlement of debt                      2,864        47,307
                                                 ------------  ------------
   Total Other Income(Expense)                       (62,620)      (45,463)

   Income (Loss) Before Income Taxes                (946,274)   (1,382,038)

Provision (Benefit) for Income Taxes                        -             -
                                                 ------------  ------------

Net Income (Loss)                                $  (946,274)  $(1,382,038)
                                                 ============  ============

Net Income (Loss) Per Share (Basic and Diluted)  $     (0.02)  $     (0.06)
                                                 ============  ============

Weighted Average Shares Outstanding                37,268,310    21,363,537
                                                 ============  ============







 The accompanying notes are an integral part of these financial statements.
                                    F-6

                    Atlas Mining Company and Subsidiary
               Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 2004 and 2003


                                                         Accumulated
                                                               Other            Subscr
            Common Stock                   Treasury Stock     Compre            iption
       --------------------  Accumulated -----------------   hensive  Prepaid    Recei-
          Shares     Amount    Deficit    Shares    Amount    Income  Expenses  vables
       --------- ---------- ------------ --------- -------- --------- -------- -------
Balance,
December
31,
2002   9,949,945 $2,689,545 $(3,532,928) $(18,106)$(1,738) $(27,696) $(5,000) $     -

1/6/03
Stock
issued
for
services
at $0.10
per
share    250,000     25,000            -         -       -         -        -       -

1/27/03
Stock
issued
for note
payable
at $0.10
per
share  1,000,000    100,000            -         -       -         -        -       -

2/12/03
Stock
issued
for
services
at $0.10
per
share     68,000      6,800            -         -       -         -        -       -

3/13/03
Stock
issued
for
services
at $0.10
per
share    100,000     10,000            -         -       -         -        -       -


3/27/03
Stock
issued to
subsidiary
for cash at
$0.10 per
share    500,000     50,000            - (500,000)(50,000)         -        -       -

3/27/03
Stock
issued
for
services
at $0.10
per
share    600,000     60,000            -         -       -         -        -       -


3/28/03
Stock
issued
for
services
at $0.10
per
share    200,000     20,000            -         -       -         -        -       -

3/28/03
Stock
issued
for
services
at $0.10
per
share    150,000     15,000            -         -       -         -        -       -

3/31/03
Stock
issued
for cash
at $0.10
per
share  2,500,000    250,000            -         -       -         -        -       -

4/4/03
Stock
issued
for
services
at $0.10
per
share  1,250,000    125,000            -         -       -         -        -       -

4/25/03
Stock
issued
for
services
at $0.10
per
share     45,000      4,500            -         -       -         -        -       -

5/03/03
Cash
received
from sale
of
treasury
stock          -      (252)            -         -  10,084     1,000        -       -

5/9/03
Stock
issued
for
services
at $0.10
per
share      1,000        100            -         -       -         -        -       -

5/28/03
Stock
issued
for
services
at $0.10
per
share    250,000     25,000            -         -       -         -        -       -

 The accompanying notes are an integral part of these financial statements
                                    F-7

                    Atlas Mining Company and Subsidiary
               Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 2004 and 2003


                                                         Accumulated
                                                               Other            Subscr
            Common Stock                   Treasury Stock     Compre            iption
       --------------------  Accumulated -----------------   hensive  Prepaid    Recei-
          Shares     Amount    Deficit    Shares    Amount    Income  Expenses  vables
       --------- ---------- ------------ --------- -------- --------- -------- -------

7/1/03
Shares
issued
for
services
at $.09
per
share    250,000     22,500            -         -       -         -        -       -

7/13/03
Purchased
treasury
stock          -          -            -   (5,000)   (483)         -        -       -

7/14/03
Stock
issued
for
lease
at $.10
per
share    100,000     10,000            -         -       -         - (10,000)       -

7/28/03
Stock
issued
for
accounts
payable
at $.08
per
share    875,000     70,000            -         -       -         -        -       -

7/28/03
Stock
issued
for
services
at $.08
per
share  1,100,000     88,000            -         -       -         -        -       -

7/29/03
Exchanged
treasury
stock for
services       -    (2,000)            -   200,000  20,000         -        -       -

8/8/03
Stock
issued
for cash
at $.10
per
share  7,650,000    765,000            -         -       -         -        -    (765,000)


8/8/03
Stock
issued
for cash
to
subsidiary
at $.10
per
share  1,750,000    175,000            -       (1,750,000) (175,000)        -       -    -

8/26/03
Stock
issued
for
services
at $.08
per
share    125,000     10,000            -         -       -                  -       -

9/03/03
Stock
issued
for
services
at $.07
per
share    400,000     28,000            -         -       -         -        -       -

9/04/03
Cash
received
from
subscription
receivable
               -          -            -         -       -         -        -  40,000

9/22/03
Cash
received
from
subscription
receivable
               -          -            -         -       -         -        -  30,000


9/23/03
Stock
issued
for
services
at $.07 per
share
       3,020,000    211,400            -         -       -         -        -       -

9/30/03
Cash
received
from sale
of
treasury
stock          -     55,000            -   750,000  75,000         -        -       -


10/02/03
Stock
issued
for
services
at $.07
per
share     20,000      1,400            -         -       -         -        -       -

 The accompanying notes are an integral part of these financial statements
                                    F-8

                    Atlas Mining Company and Subsidiary
               Consolidated Statement of Stockholders' Equity
               For the Years Ended December 31, 2004 and 2003


                                                         Accumulated
                                                               Other            Subscr
            Common Stock                   Treasury Stock     Compre            iption
       --------------------  Accumulated -----------------   hensive  Prepaid    Recei-
          Shares     Amount    Deficit    Shares    Amount    Income  Expenses  vables
       --------- ---------- ------------ --------- -------- --------- -------- -------

10/14/03
Stock
issued for
services
at $.07
per
share    600,000     42,000            -         -       -         -        -       -


10/20/03
Stock
issued
for
services
at $.07
per
share    908,857     63,620            -         -       -         -        -       -

10/30/03
Stock
issued
for
services
at $.07
per
share     10,000        700            -         -       -         -        -       -

12/5/03
Stock
issued
to
located
shareholder
from Sierra
Silver
Mine at
$0.07 per
share      6,649        465            -         -       -         -        -       -

12/09/03
Stock
issued for
services
at $.07
per
share  1,045,000     73,150            -         -       -         -        -       -

12/09/03
Stock
issued
for
services
at $.07
per
share        700         49            -         -       -         -        -       -

12/31/03
Cash
received
from
subscription
receivable
               -          -            -         -       -         -        - 170,300

Amortization
of prepaid
expenses
               -          -            -         -       -         -   10,000       -

Net
change
in
unrealized
gains
(losses) on
available
for sale
securities     -          -            -         -       -    16,853        -       -

Net loss
for the
year ended
December
31, 2003       -          -  (1,382,038)         -       -         -        -       -
       --------- ---------- ------------ --------- -------- --------- -------- -------
Balance,
December
31, 2003

      34,725,151  4,994,977  (4,914,966)(1,313,022)(131,221)  (10,843) (5,000)(524,700)

1/22/04
Shares
issued for
services
at $.10   50,000      5,000            -         -       -         -        -       -

2/12/04
Shares
issued for
services
at $.10  500,000     50,000            -         -       -         -        -       -

2/13/04
Shares
issued for
services
at $.10  250,000     25,000            -         -       -         -        -       -


2/20/04
Shares
issued for
services
at $.10  500,000     50,000            -         -       -         -        -       -


2/24/04
Shares
issued for
services
at $.10  150,000     15,000            -         -       -         -        -       -

3/5/04
Shares
issued for
cash
at $.14    1,071        150            -         -       -         -        -       -

3/6/04
Shares
issued for
services
at $.15  500,000     75,000            -         -       -         -        -       -


3/19/04
Shares
issued for
services
at $.15  150,000     22,500            -         -       -         -        -       -

4/19/04
Shares
issued for
services
at $.20  195,000     39,000            -         -       -         -        -       -

5/17/04
Shares
issued for
services
at $.20      200         40            -         -       -         -        -       -


7/08/04
Shares
issued for
services
at $.20  100,000     20,000            -         -       -         -        -       -

7/15/04
Shares
issued for
dragon
mine lease
at $.20  100,000     20,000            -         -       -         - (20,000)       -

7/15/04
Shares
issued for
services
at $.20   10,000      2,000            -         -       -         -        -       -


8/10/04
Shares
issued for
services
at $.20   50,000     10,000            -         -       -         -        -       -

8/10/04
Shares
issued
for
services
at $.20  250,000     50,000            -         -       -         -        -       -

8/10/04
Shares
issued
for
services
at $.20  200,000     40,000            -         -       -         -        -       -


10/13/04
Shares
issued
for
services
at $.30  150,000     45,000            -         -       -         -        -       -

10/15/04
Shares
issued
for
services
at $.30    1,000        300            -         -       -         -        -       -

10/26/04
Shares
issued
for
services
at $ .29  10,000      2,900            -         -       -         -        -       -

10/26/04
Shares
issued
for
services
at $.29   90,000     26,100            -         -       -         -        -       -

11/08/04
Shares
issued
for
services
at $.27  200,000     54,000            -         -       -         -        -       -


11/30/04
Shares
issued
for
services
at $.25   30,000      7,500            -         -       -         -        -       -

12/7/04
Shares
issued
for cash
at $.25  400,000    100,000            -         -       -         -        -       -

12/8/04
Shares
issued for
services
at $.30    5,000      1,500            -         -       -         -        -       -

12/8/04
Shares
issued
for cash
at $.25  200,000     50,000            -         -       -         -        -       -

12/9/04
Shares
issued for
services
at $.31  250,000     77,500            -         -       -         -        -       -

12/9/04
Shares
issued for
cash at
$.25     120,000     30,000            -         -       -         -        -       -

12/10/04
Shares
issued
for cash
at $.25  180,000     45,000            -         -       -         -        -       -


12/16/04
Shares
issued
for cash
at $.25  420,000    105,000            -         -       -         -        -       -

12/27/04
Shares
issued for
services
at $.25   20,000      5,000            -         -       -         -        -       -


12/27/04
Shares
issued
for cash
at $.25   85,000     21,250            -         -       -         -        -       -

12/31/04
Warrants
issued
for
brokerage
fee            -     16,940            -         -       -         -        -       -

Cash
received
for
subscriptions
receivable     -          -            -         -       -         -        - 524,700


Amortization
of prepaid
expenses       -          -            -         -       -         -   15,000       -

Net change
in
unrealized
gains
(losses) on
available
for sale
securities     -          -            -         -       -    11,017        -       -

Net loss
for the
year ended
December
31, 2004       -          -    (946,274)         -       -         -        -       -
       --------- ---------- ------------ --------- -------- --------- -------- -------
Balance,
December
31,
2004  39,892,422 $6,006,657 $(5,861,240)(1,313,022)$(131,221)    $174 $(10,000) $    -
      ========== ========== ============ ========= ========= ======== ========= ======



 The accompanying notes are an integral part of these financial statements.
                                    F-9
                    Atlas Mining Company and Subsidiary
                   Consolidated Statements of Cash Flows

                                                     For the Year Ended
                                                        December 31,
                                                     2004          2003
                                                 ------------  ------------

Cash Flows from Operating Activities:
  Net Income (Loss)                              $  (946,274)  $(1,382,038)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
   Depreciation                                        30,593         7,075
   (Gain) loss on sale of investments available
     for sale                                          10,049         6,606
   Stock and warrants issued for services             637,530       850,684
   Amortization of prepaid expense (equity)            15,000        10,000
   Minority interest                                      (3)      (16,474)
   (Gain) loss on settlement of debt                        -      (28,500)
   Bad debt expense                                         -         4,000
  Change in Operating Assets and Liabilities:
   (Increase) Decrease in:
     Accounts receivable                            (240,761)      (32,253)
     Deposits and prepaids                           (65,738)        25,835
     Accounts payable and accrued expenses             68,376         8,476
                                                 ------------  ------------
Net Cash Provided(Used) by Operating Activities     (491,228)     (546,589)

Cash Flows from Investing Activities:
  Purchases of equipment                            (524,119)             -
  Proceeds from advances                              320,693       465,543
  Proceeds from sale of investments available
   for sale                                             1,922        10,503
  Payments for advances                             (246,000)     (521,387)
                                                 ------------  ------------
Net Cash Provided (Used) by Investing Activities    (447,504)      (45,341)

Cash Flows from Financing Activities:
  Proceeds from notes payable                         328,489        10,766
  Payments for notes payable                         (67,386)      (32,903)
  Payments for line of credit                         (1,400)       (4,930)
  Proceeds from issuance of common stock              354,150       490,300
  Proceeds from collection of subscriptions
   receivable                                         524,700             -
  Proceeds from sale of treasury stock                      -       130,748
  Purchase of treasury stock                                -         (483)
                                                 ------------  ------------
Net Cash Provided (Used) by Financing Activities    1,138,553       593,498

Increase (Decrease) in Cash                           199,821         1,568

Cash and Cash Equivalents at Beginning of Period        6,814         5,246
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period            206,635         6,814
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                    F-10



                    Atlas Mining Company and Subsidiary
             Consolidated Statements of Cash Flows (Continued)

                                                     For the Year Ended
                                                        December 31,
                                                     2004          2003
                                                 ------------  ------------

Cash Paid For:
  Interest                                       $     23,210  $     91,337
  Income Taxes                                   $          -  $          -

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
  Stock issued for services                      $    637,530  $    850,684
  Stock issued for prepaid expenses              $     20,000  $     10,000
  Stock issued for notes payable                 $          -  $    100,000
  Stock issued for accounts payable              $          -  $     70,000


The accompanying notes are an integral part of these financial statements.
                                    F-11

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     Atlas Mining Company, ("the Company") was incorporated in the state of Idaho on March 4, 1924. The Company was formed for the purpose of exploring and developing the Atlas mine, a consolidation of several patented mining claims located in Coeur d' Alene mining district near Mullan, Idaho. The Company eventually became inactive as a result of low silver prices.

     In September 1997, the Company became active and purchased substantially all of the operating equipment and mining supplies from Fausett International, Inc., a related party. The purchase price totaled $1,416,099, which consisted of $50,000 cash, 875,000 shares of the Company's common stock valued at $350,000 and a note payable of $1,016,094. After the purchase, the Company commenced contracting operations through the trade name, Atlas Fausett Contracting. Through Atlas Fausett Contracting, the Company provides shaft sinking, underground mine development and contracting primarily to companies in the mining and civil industries. The Company also pursues property acquisitions and resource development projects. In 2002 the Company settled out the debt to Fausett International and returned the majority of the unusable equipment, however the Company continues to pursue contracting activities.

     In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. As of December 31, 2004, 384,465 shares of the Company's common stock had not been exchanged. The Company was unable to locate some of the shareholders of Sierra. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase. The purchase price totaled $276,157. All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

     In April 1999, the Company exchanged 741,816 shares of its common stock and paid cash of $15,770 for all of the outstanding shares of Olympic Silver Resources, Inc. (Olympic), a Nevada corporation. Olympic holds the rights to the San Acacio Mine in Zacatecas, Mexico. The purchase price totaled $228,566. The acquisition has been recorded as a purchase and all of the assets and liabilities were transferred to the Company. In 2001 the Company did not renew the rights to the property due to increased carrying costs.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (Park Copper), an Idaho corporation. The purchase price totaled $72,825. The acquisition has been recorded as a purchase.

     In July 2001, Atlas Mining Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. in Spokane, Washington. Conjecture Mines has since been merged into Chester Mines, Inc. at the same location. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we have the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or we may buy the property for $500,000 if we have $1,000,000 in sales from the mine in a 12-month period. The property consists of 38 patented mining claims on approximately 230 acres.

     b.  Revenue and Cost Recognition

     The Company recognizes income and expenses on the accrual basis of accounting. Revenues from unit price contracts are recognized on the units produced method which management considers the best available measure of progress on contracts.

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                               Net Loss       Shares       Per-Share
                                              (Numerator) (Denominator)     Amount
                                             ------------  ------------  ------------
     For the year ended December 31, 2004:
      Basic EPS
      Net loss to common Shareholders        $  (946,274)    37,268,310   $    (0.03)
                                             ============  ============  ============
     For the year ended December 31, 2003:
      Basic EPS
      Net loss to common Shareholders        $(1,382,038)    21,363,537   $    (0.06)
                                             ============  ============  ============


     f.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                     For the Year Ended
                                                        December 31,
                                                     2004          2003
                                                 ------------  ------------

     Deferred Tax Assets:
      Net Operating Loss Carry-forwards           $   687,450   $   552,000
      Contribution Carry-forwards                         148           148
      Unrealized Loss on Available for Sale
       Securities                                           -        16,853
                                                 ------------  ------------
       Total Deferred Tax Assets                      687,598       569,001
       Valuation Allowance for Deferred
       Tax Assets                                   (680,361)     (562,001)
                                                 ------------  ------------
                                                        7,237         7,000
     Deferred Tax Liabilities:
      Unrealized gain on Available for Sale
       Securities                                       1,653             -
      Tax over Book Depreciation                        5,584         7,000
                                                 ------------  ------------
       Total Deferred Tax Liabilities                   7,237         7,000
       Total Deferred Tax Assets                  $         -   $         -
                                                 ============  ============

     At December 31, 2004, the Company has net operating losses of approximately $4,583,000 which expire from 2005 through 2020.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      h.  Available for Sale Investments

          Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

          The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:


                                          Gross       Gross
                                        Unrealized  Unrealized    Estimated
                             Cost         Gains       Losses     Fair Value
                          -----------  ----------- -----------  -----------
     December 31, 2004     $   19,364   $      174  $        -   $   19,538
     December 31, 2003     $   23,639   $        -  $ (10,843)   $   12,796

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k.  Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                                  Estimated
                                                                Useful Life
                                                                -----------
     Building                                                      39 years
     Mining equipment                                             2-8 years
     Office and shop furniture and equipment                      5-8 years
     Vehicles                                                       5 years


     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized. Depreciation expense for the years ended December 31, 2004 and 2003 totaled $30,593 and $7,075, respectively.

     l.  Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2004 and 2003. The Company has no investments in derivative financial instruments.

     m. Mining Exploration and Development Costs

     The company has elected to expense all mining exploration and development costs due to the uncertainty of bringing its projects into production, and in accordance with generally accepted accounting principles in the mining industry. At such a time as mining continues in any of the Company's properties, the Company will capitalize costs of successfully developing the properties, when future benefit of the costs can be identified.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

n.  Stock Options and Warrants

     The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 7. The Company accounts for the stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     During the periods presented in the accompanying financial statements the Company has granted options under the 1998 Stock Options Plans. The Corporation has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No.123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     2004          2003
                                                 ------------  ------------
     Net Loss                 As reported        $  (946,274)  $(1,382,038)
                                                 ------------  ------------
                              Proforma           $  (946,274)  $(1,382,038)
                                                 ------------  ------------
     Basic earnings per share As reported        $     (0.03)  $     (0.06)
                              Proforma           $     (0.03)  $     (0.06)


     Warrants issued for services are recorded at fair market value in accordance with SFAS No. 123 as compensation expenses.

NOTE 2 -GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to reduce the Company's debt through a negotiated settlement with its major creditor (see Note 9) and the initiation of the operations at the Dragon Mine. The Company has also negotiated an equipment line of credit in order to finance the required equipment for the mining operations. Further, Company has been able to sell shares of its restricted stock to help
     support its financing activities.   Management believes settlement of
     it debts, the mining operations, and the sale of stock will provide sufficient cash flows to continue as a going concern.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 3 - LONG-TERM LIABILITIES


     Long- term liabilities are detailed in the following schedules as of December 31, 2004 and 2003:

                                                          2004          2003
                                                      ------------  ------------
     Note payable to a company, due in monthly
     payments of $1,000 with a balloon payment
     due at maturity, including interest at 9%.
     The note matured August 16, 2001, past due.       $    53,455   $    53,250

     Note payable to a lending company, due in
     Monthly installments of $688, including interest
     at 7.59%.  The note matures in March 2010 and
     is collateralized by a vehicle.                        35,630             -

     Note payable to a lending company, due
     in monthly installments of $578, including
     interest at 11.99%. The note matured August
     2003, secured by a vehicle, past due.                       -         5,001

     Note payable to a mortgage company, due in
     monthly installments of $1,614, including
     interest at 16%. The note is due in August
     2005, secured by the proceeds of a logging
     agreement and collateralized by land and a
     building.                                             118,920       119,236

     Note payable to a lending company, balloon
     payment due at maturity, bears interest at 8%
     per month.  The note is secured by land owned
     by a related party and matured in March 2003,
     past due.                                             120,700       120,700

     Note payable to a mortgage company, principal
     due at maturity and bears interest at 3.5% per
     month.  The note matured in October 2003,
     secured by property, past due.                         86,100        86,100

     Note payable to a lending company, principal
     due at maturity and bears interest at 5% per
     month.  The note matured in May 2003, secured
     by land, past due.                                    345,508       345,508









                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 4 -  LONG-TERM LIABILITIES (Continued)
                                                          2004          2003
                                                      ------------  ------------
     Note payable to a company, principal due at
     maturity with no interest.  The note matures
     in May 2005.                                           17,000             -

     Note payable to a company, principal due at
     maturity with interest at 10.2%.  The note
     matures in February 2005.                              34,060             -
                                                      ------------  ------------

     Total Notes Payable                              $    811,373  $    729,795
                                                      ------------  ------------

     Notes payable - related party:

     Note payable to a company with a common officer,
     payable on demand and bears no interest          $    158,866  $          -

     Note payable to an officer, payable on demand
     and bears no interest.                                 91,488        70,829

     Total Notes Payable - Related Party                   250,354        70,829
                                                      ------------  ------------
     Total Long-Term Liabilities                         1,061,727       800,624

     Less Current Portion                                (781,318)     (654,302)
     Less Current Portion-Related Party                  (250,354)      (70,829)
                                                      ------------  ------------

     Total Current Portion                               1,031,672       725,131
                                                      ------------  ------------
     Total Long-Term Liabilities                      $     30,055  $     75,493
                                                      ============  ============

     Future minimum principal payments on notes payable are as follows:

     2005                                           $    1,031,672
     2006                                                    6,194
     2007                                                    6,681
     2008                                                    7,206
     2009                                                    9,974
     Thereafter                                                  -
                                                    --------------
     Total                                          $    1,061,727
                                                    ==============






                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 5 - LINE OF CREDIT

     In 2004 and 2003, the Company has an unsecured line of credit for $50,000 at an interest rate of prime plus 6%. The balance of the line of credit at December 31, 2004 and 2003 is $0 and $23,094, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During 2004 and 2003, the Company paid advances to a company with a common officer. The balance of the advances at December 31, 2004 and 2003 is $0 and $74,693, respectively.

     During 2004 and 2003, an officer loaned the Company $34,659 and 10,766, respectively. During 2004, the Company paid cash of $14,000 as partial payment for the note. During 2003, the Company paid cash of $1,009 and issued 1,000,000 shares of stock valued at $10,000 as partial payment for the note. The balance of the note payable at December 31, 2004 and 2003 is $91,488 and $70,829, respectively.

NOTE 7 - STOCK OPTIONS AND WARRANTS

     Stock options
     -------------
     In 1998, the Company adopted a non-qualified stock option plan authorizing the granting to officers, directors, or employees options to purchase common stock. Options are granted by the Administrative Committee, which is elected by the Board of Directors. The number of options granted under this plan and any other plans active may not exceed 10% of the currently issued and outstanding shares of the Company's common stock. The term of each option granted is determined by the Committee, but cannot be for more than five years from the date the option is granted. The option price per share with each option granted will be fixed by the Administrative Committee on the date of grant.

     The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At December 31, 2004, no options have been granted under this plan.

     During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan. The options vest 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the year ended December 31, 2004 include risk-free interest rates of 2%, expected dividend yields of 0%, expected life of 3 years, and expected volatility 150%. During 2004, the Company granted options to purchase up to 3.5 million of its common shares with a calculated weighted average fair value of $0.13 each.

     Warrants
     --------
     During December 2004, the Company issued warrants as follows:

        Number of shares
    underlying the warrants   Exercise price           Issued       Expire
    -----------------------  ----------------  ------------------  --------
          1,000,000                $ 0.35      With common shares     12/05
            280,000                  0.50      With common shares     12/06
            154,000                  0.25            For services     12/06


     The fair value of warrants issued for services is estimated on the date issued using the Black-Scholes option pricing model and total $16,940 during 2004 as administrative expenses. Assumptions used to compute the weighted-average of shares underlying warrants during the year ended December 31, 2004 include risk-free interest rates of 3.58%, expected dividend yields of 0%, expected life of 2 years, and expected volatility 75%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     On July 10, 2001, the Company entered into an agreement to lease and possibly purchase a mine in Juab County, Utah. The Company has the sole option to renew the lease on an annual basis. The agreement requires the lease payments be made through the issuance of 100,000 shares of the Company's common stock each year. In July 2004, the Company issued 100,000 shares of common stock valued at $20,000 to renew the lease. In July 2003, the Company issued 100,000 shares of common stock valued at $10,000 to renew the lease. The Company has the option to purchase the mine for $500,000 at anytime, or when it sells $1,000,000 of product from the mine during a twelve month period.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 9   SUBSEQUENT EVENTS

     On February 16, 2005, a Settlement Agreement was entered into between the Company and the court appointed receiver for American National Mortgage Company regarding the resolution of approximately $582,498 principal debt owed by Atlas plus unpaid interest. According to the agreement, Atlas is to pay $406,000 plus 175,000 shares of common stock valued at $78,750. The agreement becomes effective upon approval by the courts which is anticipated in April, 2005.

     On February 16, 2005 the Company sold a total of 1,000,000 shares of restricted common stock at a price of $0.50 per share for a total of $500,000.

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

ITEM 8A   CONTROLS AND PROCEDURES

     As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

ITEM 8B     OTHER INFORMATION

     We entered into, on October 1, 2004, an employment agreement with our CEO, William T Jacobson, commencing on October 1, 2004 and ending September 30, 2009. At the end of the initial term of employment, the agreement shall automatically be renewed for additional one-year periods, unless either party provides at least 120 days written notice of its decision not to renew the agreement. Mr. Jacobson shall be paid compensation as follows:

     (i)  for the first year, a salary at the annual rate of $120,000;
     (ii) for the second year, a salary at the annual rate of $150,000;
     (iii) for the third year, a salary at the annual rate of $200,000;
     (iv) for the fourth year, a salary at the annual rate of $225,000;
     (v)  for the fifth year, a salary at the annual rate of $250,000.

     Mr. Jacobson is entitled to a bonus program based on hallmarks as follows:

     (a.) Obtain adequate funding package for Company.
     (b.) Achieve profitability through the Company's activities.
     (c.) Increase market cap of Company stock to the benefit of shareholders.

     Bonus payments will be no more than 40% of Mr. Jacobson base salary for each hallmark. Payments may be in the form of cash or common stock as mutually agreed by Mr. Jacobson and the Company.

     In addition to the foregoing salary, the Company granted Mr. Jacobson an option to purchase up to 3,500,000 shares of the Company's common stock at an option exercise price of $.18 per share during the term of employment as follows:

     (a) 1,500,000 shares shall vest and become exercisable commencing January 1, 2005;
     (b) 500,000 shares shall vest and become exercisable commencing on January 1, 2006;
     (c) 500,000 shares shall vest and become exercisable commencing on January 1, 2007;
     (d) 500,000 shares shall vest and become exercisable commencing on January 1, 2008;
     (e) 500,000 shares shall vest and become exercisable commencing on January 1, 2009. Any options, which are not exercised during the Term of Employment, shall terminate and be of no further force and effect at the end of the Term of Employment.


     In the event of the Mr. Jacobson's involuntary termination of employment for any reason, other than for just cause due to theft or fraud, Mr. Jacobson shall be entitled to immediate severance compensation equal to an amount equal to Mr. Jacobson's base salary for the remaining period of the term of employment. Additionally, Mr. Jacobson will be eligible to continue to participate in the employee health and dental benefit plans (to the extent permissible therein) for a period of one and one half years from the date of such involuntary termination of employment. Cost of such participation for Mr. Jacobson and eligible dependents shall be born by the Company.

     During the term of employment, if Mr. Jacobson shall, for a period of more than three (3) consecutive months or for periods aggregating more than twelve (12) weeks in any fifty-two consecutive weeks, be unable to perform the services provided for herein, as a result of illness or incapacity or a physical, mental, or other disability of any nature, the Company may, upon not less than thirty (30) days notice, terminate Mr. Jacobson's employment hereunder. Mr. Jacobson shall be considered unable to perform the services provided for herein if he is unable to attend to the normal duties required of him. In such event, the Company shall pay to Mr. Jacobson, or to his legal representatives, his base compensation for a period of twelve (12) months from the date of termination.

     The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the "Successor") shall assume Mr. Jacobson's employment agreement and the obligations of the Company thereunder; and upon such assumption, Mr. Jacobson and the Successor shall become obligated to perform the terms and conditions thereof. However, if during the first 180 days following any such consolidation or merger, the Executive determines that he does not desire to remain employed by the Successor or the Successor determines that the services of Mr. Jacobson are no longer required, such consolidation or merger shall be deemed an involuntary termination of Mr. Jacobson's employment, and Mr. Jacobson shall be paid an amount equal to his annual base salary at the time of the consolidation or merger. This payment will be made to Mr. Jacobson in a single lump sum at the time of the termination.



                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our directors and executive officers.




Name                          Age       Position
----------------------------  -------   ----------------------------------
William T. Jacobson           58        Chairman of the Board, Chief
                                        Executive Officer
----------------------------  -------   ----------------------------------
Jack Harvey                   83        Vice President, Director

----------------------------  -------   ----------------------------------
Kurt Hoffman                  39        Treasurer, Director

----------------------------  -------   ----------------------------------
Thomas E. Groce               84        Director

----------------------------  -------   ----------------------------------
Marqueta Martinez             55        Secretary
----------------------------  -------   ----------------------------------


     There are no family relationships among any of the directors or officers of the Company.


BUSINESS EXPERIENCE

     WILLIAM T. JACOBSON, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER. Mr. Jacobson has been Chairman of the Board and Chief Executive Officer of Atlas Mining Company since August 1997. From 1994 to 1997, Mr. Jacobson served as Secretary of Atlas and Treasurer of Fausett International, Inc. He has had a twenty year career in the mining industry and spent fifteen years in the banking industry. Prior to joining the Company, Mr. Jacobson was a president and director of the Silver Trend Mining Company, located in Kellogg, Idaho. Mr. Jacobson holds a business degree from the University of Idaho. Mr. Jacobson does not hold a board seat in any other public company.

     JOHN "JACK" HARVEY, VICE PRESIDENT, DIRECTOR. Mr. Harvey has been Vice President of Atlas Mining Company for 19 years. He received his mining engineering degree from Montana Tech. He worked in Butte, Montana with Anaconda and Arco until he retired about 17 years ago, after a 41 year career. Mr. Harvey does not hold a board seat in any other public company.

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

     THOMAS E. GROCE, DIRECTOR. Mr. Groce has been a director of Atlas Mining Company for 34 years. He retired 18 years ago after a 30-year career at Kaiser Aluminum. Mr. Groce held the position of secretary treasurer for 16 years. Mr. Groce does not hold a board seat in any other public company. Mr. Groce received a metallurgical engineering degree from Montana Tech.


     MARQUETA MARTINEZ. SECRETARY. Ms. Martinez is the secretary for the corporation, and works as a full time employee for the Company. She has worked in the mining industry since 1991. Ms. Martinez does not hold a board seat in any other public company. Ms. Martinez is also a past treasurer for the Shoshone County Habitat for Humanity.

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

     Atlas Mining Company has adopted a Code of Ethical Conduct.

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


     To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all
Section 16(a) filing requirements with the exception of the following: Form 3s for William T. Jacobson, John Harvey, Kurt Hoffman, Thomas E. Groce and Marqueta Martinez were filed in March 2003 rather than in July 2002.

ITEM 10. EXECUTIVE COMPENSATION

     During the 2004 fiscal year, no officer received compensation in excess of $100,000 per year. The following table sets forth information as to the compensation paid or accrued to William T. Jacobson, our Chairman and Chief Executive Officer, for the three years ended December 31, 2004, December 31, 2003 and December 31, 2002:



                    Long Term Compensation             Long Term        Compensation
                                                     Awards           Payouts

                                                     Restr                        All
Name &                                               icted              LTIP    Other
Principal                                   Compen   Stock  Options   Payout   Compen
Position           Year   Salary    Bonus   sation  Awards  /SARs #      ($)   sation
-------------------------------------------------------------------------------------
William T.
 Jacobson          2004  $78,000      ---      ---     ---      ---      ---      ---
Chairman and
Chief              2003  $78,000      ---      ---     ---      ---      ---      ---
Executive Officer  2002  $78,000      ---      ---     ---      ---      ---      ---

-------------

(1) Mr. Jacobson owns 1,643,660 shares of restricted stock worth approximately $2,038,138.

EMPLOYMENT AGREEMENTS

     We have an employment agreement with our CEO, William T Jacobson, commencing on October 1, 2004 and ending September 30, 2009. At the end of the initial term of employment, the agreement shall automatically be renewed for additional one-year periods, unless either party provides at least 120 days written notice of its decision not to renew the agreement.
, Mr. Jacobson shall be paid compensation as follows:

     (i)  for the first year, a salary at the annual rate of $120,000;
     (ii) for the second year, a salary at the annual rate of $150,000;
     (iii)for the third year, a salary at the annual rate of $200,000;
     (iv) for the fourth year,, a salary at the annual rate of $225,000;
     (v)  for the fifth year, a salary at the annual rate of $250,000.

     Mr. Jacobson is entitled to a bonus program based on hallmarks as follows:
          (d.) Obtain adequate funding package for Company.
          (e.) Achieve profitability through the Company's activities. (f.) Increase market cap of Company stock to the benefit of shareholders.
     Bonus payments will be no more than 40% of Mr. Jacobson base salary for each hallmark. Payments may be in the form of cash or common stock as mutually agreed by Mr. Jacobson and the Company.


     In addition to the foregoing salary, the Company granted Mr. Jacobson an option to purchase up to 3,500,000 shares of the Company's common stock at an option exercise price of $.18 per share during the term of employment as follows:

     (a) 1,500,000 shares shall vest and become exercisable commencing January 1, 2005;
     (b) 500,000 shares shall vest and become exercisable commencing on January 1, 2006;
     (c) 500,000 shares shall vest and become exercisable commencing on January 1, 2007;
     (d) 500,000 shares shall vest and become exercisable commencing on January 1, 2008;
     (e) 500,000 shares shall vest and become exercisable commencing on January 1, 2009. Any options, which are not exercised during the term of employment, shall terminate and be of no further force and effect at the end of the term of employment.

     In the event of the Mr. Jacobson's involuntary termination of employment for any reason, other than for just cause due to theft or fraud, Mr. Jacobson shall be entitled to immediate severance compensation equal to an amount equal to Mr. Jacobson's base salary for the remaining period of the term of employment. Additionally,Mr. Jacobson will be eligible to continue to participate in the employee health and dental benefit plans (to the extent permissible therein) for a period of one and one half years from the date of such involuntary termination of employment. Cost of such participation for Mr. Jacobson and eligible dependents shall be born by the Company.

     During the Term of Employment, if Mr. Jacobson shall, for a period of more than three (3) consecutive months or for periods aggregating more than twelve (12) weeks in any fifty-two consecutive weeks, be unable to perform the services provided for herein, as a result of illness or incapacity or a physical, mental, or other disability of any nature, the Company may, upon not less than thirty (30) days notice, terminate Mr. Jacobson's employment hereunder. Mr. Jacobson shall be considered unable to perform the services provided for herein if he is unable to attend to the normal duties required of him. In such event, the Company shall pay to Mr. Jacobson, or to his legal representatives, his base compensation for a period of twelve (12) months from the date of termination.

     The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the "Successor") shall assume Mr. Jacobson's employment agreement and the obligations of the Company thereunder; and upon such assumption, Mr. Jacobson and the Successor shall become obligated to perform the terms and conditions thereof. However, if during the first 180 days following any such consolidation or merger, Mr. Jacobson determines that he does not desire to remain employed by the Successor or the Successor determines that the services of Mr. Jacobson are no longer required, such consolidation or merger shall be deemed an involuntary termination of Mr. Jacobson's employment, and Mr. Jacobson shall be paid an amount equal to his annual base salary at the time of the consolidation or merger. This payment will be made to Mr. Jacobson in a single lump sum at the time of the termination.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25 2005, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 42,017,587 shares of common stock outstanding as of March 25, 2005.



                                          Number of
                                          Shares of         Percentage of
                                          Common Stock      Common Stock
                                          Beneficially      Beneficially
Name and Address (1)                      Owned (2)         Owned
----------------------------------------- --------------    --------------
William T. Jacobson (3)(4)                1,643,660                3.9%
John Harvey (3)(4)                           60,767                   *
Kurt Hoffman (3)(4)                          22,500                   *
Thomas E. Groce (4)                         121,340                   *
Marqueta Martinez (3)                        47,728                   *
----------------------------------------- --------------    --------------
All Officers and Directors as a Group
(5 persons)                               1,895,995                4.5%
----------------------------------------- --------------    --------------

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

     William Jacobson has loaned Atlas Mining sums of money over the past several years. In January 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in the note balance. The outstanding balance as of March 25, 2005 is $91,463.

     Further discussions of these transactions are described in "Management's Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources."

ITEM 13. EXHIBITS

(a)  Exhibits

     Exhibit
     Number    Description of Exhibit
     -------   ----------------------
      3.1      Articles of Incorporation, as amended.(1)
      3.2      Bylaws, as amended.(1)
     10.1      Atlas Mining Company Common Stock Subscription Agreement.(1)
     10.2      Dragon Mine Lease Purchase Agreement.(1)
     10.3      Article of Merger of Sierra Silver-Lead Mining Company and
               Atlas Mining Company.(1)
     10.4      Stock Option Plan of Atlas Mining Company.(1)
     10.5      Incentive Stock Option Plan of Atlas Mining Company.(1)
     10.6      Investment Marketing Agreement.(1)
     10.7      Moss Adams, LLP Promissory Note.(1)
     10.8      CLS Mortgage Company Promissory Note.(1)
     10.9      Attorney-Client Fee Agreement.(2)
     10.10     Professional Adjusters Inc. Appraisal and Clyde James
               Resume. (2)
     10.11     Employment Agreement William Jacobson
     20.1      Code of Ethical Conduct adopted December 15, 2004
     21.1      Subsidiaries of the Registrant.(1)
     31.1      Certification  pursuant to Rule 13a-14 of the Securities
               Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer
     32.1      Certification  pursuant  to 18 U.S.C.  Section  1350,  as
               adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal
               Financial Officer

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $13,600 for 2003 and $14,000 for 2004.

Audit-Related Fees

For fiscal 2004 and 2003, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2004 and 2003 was $850 and $850, respectively.

All Other Fees

No fees were billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003.


Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2004 are pre-approved by the audit committee.



                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2005.

                              ATLAS MINING COMPANY



                              By: /s/ William T. Jacobson
                              ------------------------------
                                      William T. Jacobson
                                      Chairman of the Board and Chief
                                      Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                           Date
-------------            ---------------------------     ------------


/s/ William T. Jacobson  Chairman of the Board and       March 25, 2005
-----------------------  Chief Executive Officer
William T. Jacobson


/s/ John Harvey          Vice-President, Director        March 25, 2005
-----------------------
John Harvey


/s/ Kurt Hoffman         Treasurer, Director             March 25, 2005
-----------------------
Kurt Hoffman


/s/ Thomas E. Groce      Director                        March 25, 2005
-----------------------
Thomas E. Groce


/s/ Marqueta Martinez    Secretary                       March 25, 2005
-----------------------
Marqueta Martinez