Form 10QSB
period 2005-03-31
ATLAS MINING CO
filed 2005-05-17
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB
                                 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934

               For the quarterly period ended March 31, 2005

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

   Unaudited Consolidated Balance Sheet
   March 31, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . .3

   Unaudited Consolidated Statements of Operations Three Months Ended
   March 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . .4

   Unaudited Consolidated Statements of Cash Flows Three Months Ended
   March 31, 2005 and 2003 . . . . . . . . . . . . . . . . . . . . . . .5

   Notes to Unaudited Consolidated Financial Statements. . . . . . . . .6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .7

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . 10

                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 10

Item 2.  Unregistered Sales of Equity Securities and Use of  . . . . . 11

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 11

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 12

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Certification under Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13



                            Atlas Mining Company
                        Consolidated Balance Sheets

                                   ASSETS
                                   ------
                                                  March 31,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (unaudited)
Current Assets
  Cash                                           $   333,298    $  206,635
  Accounts receivable (net of allowance of $0)       133,755       273,014
  Investments - available for sale                    19,538        19,538
  Deposits and Prepaids                               46,721        65,738
                                                 ------------  ------------
     Total Current Assets                            533,312       564,925

Property, Equipment, and Mine Development Cost,
  Net                                                906,721       849,746
                                                 ------------  ------------

Mining supplies                                        9,000         9,000
                                                 ------------  ------------
     Total Assets                                $ 1,449,033   $ 1,423,671
                                                 ============  ============




















                            Atlas Mining Company
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
                                                  March 31,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (unaudited)
Current Liabilities
  Accounts payable and accrued liabilities       $   189,495   $   304,925
  Current portion of long-term debt                  979,693     1,031,672
                                                 ------------ ------------
     Total Current Liabilities                     1,169,188     1,336,597

Long-Term Liabilities
  Notes payable                                      772,447       811,373
  Notes payable - related party                      237,127       250,354
  Less: current portion of long-term debt           (979,693)   (1,031,672)
                                                 ------------  ------------
     Total Long-Term Liabilities                      29,881        30,055
                                                 ------------  ------------
Minority Interest                                     52,652        52,649
                                                 ------------  ------------
Stockholders' Equity
  Preferred stock, $1.00 par value, 10,000,000
   shares authorized, noncumulative, nonvoting,
   nonconvertible, none issued or outstanding          -             -
  Common stock, no par value, 60,000,000 shares
   authorized, 42,017,587 and 36,826,222 shares
   issued and outstanding, respectively            6,957,077     6,006,657
  Cost of treasury stock, 1,313,022 and
   1,313,022 shares, respectively                   (131,221)     (131,221)
  Retained earnings (deficit)                     (6,618,718)   (5,861,240)
  Accumulated comprehensive income (loss)                174           174
  Prepaid expenses                                   (10,000)      (10,000)
                                                 ------------  ------------
     Total Stockholders' Equity                      197,312         4,370
                                                 ------------  ------------
     Total Liabilities and Stockholders' Equity  $ 1,449,033   $ 1,423,671
                                                 ============  ============

















                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                                                             For the Three Month Ended
                                                             March 31,
                                                     2005          2004
                                                 ------------  ------------
Revenues                                         $   143,373   $   158,629

Cost of Sales                                        150,147       127,162
                                                 ------------  ------------
Gross Profit (Loss)                                   (6,774)       31,467
                                                 ------------  ------------
Operating Expenses
  Exploration & development costs                    165,579         2,088
  General & administrative                           550,936       319,578
                                                 ------------  ------------
     Total Operating Expenses                        716,515       321,666
                                                 ------------  ------------
Net Operating Income (Loss)                         (723,289)     (290,199)
                                                 ------------  ------------
Other Income(Expense)
  Interest income                                        167             1
  Interest expense                                   (34,561)      (11,034)
  Gain (loss) on sale of investments available
   for sale                                            -             1,489
                                                 ------------  ------------
     Total Other Income(Expense)                     (34,394)       (9,544)
                                                 ------------  ------------
Income (Loss) Before Income Taxes                   (757,683)     (299,743)

Provision (Benefit) for Income Taxes                   -             -
                                                 ------------  ------------
Net Income (Loss)                                $  (757,683)  $  (299,743)
                                                 ============  ============
Net Income (Loss) Per Share                      $     (0.02)  $     (0.01)
                                                 ============  ============
Weighted Average Shares Outstanding               40,840,731    35,706,726
                                                 ============  ============



                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                             For the Three Month Ended
                                                             March 31,
                                                     2005          2004
                                                 ------------  ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                              $  (757,478)  $  (299,743)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation                                     26,922         1,526
  (Gain) loss on sale of investments available
   for sale                                            -            (1,489)
  Stock issued for services                          388,421       242,650
  Amortization                                          -            2,500
  Minority Interest                                        3         -
  Change in Operating Assets and Liabilities:
  (Increase) Decrease in:
     Accounts receivable                             139,260       (57,922)
     Deposits and Prepaids                            19,017         -
     Accounts payable and accrued expenses          (115,430)       33,763
                                                 ------------  ------------
Net Cash Provided(Used) by Operating Activities     (299,285)      (78,715)

Cash Flows from Investing Activities:
  Purchases of equipment                             (83,898)      (64,798)
  Proceeds from advances                               -            99,869
  Proceeds from sale of investments available
   for sale                                             -            1,921
  Payments for advances                                 -         (100,000)
                                                 ------------  ------------
Net Cash Provided (Used) by Investing Activities     (83,898)      (63,008)

Cash Flows from Financing Activities:
  Proceeds from notes payable                           -           39,660
  Payments for notes payable                         (52,153)       (1,773)
  Payments for line of credit                           -           (1,034)
  Proceeds from subscription receivable                 -          100,000
  Proceeds from issuance of common stock             561,999          -
                                                 ------------  ------------
Net Cash Provided (Used) by Financing Activities     509,846       136,853
                                                 ------------  ------------
Increase (Decrease) in Cash                          126,663        (4,870)

Cash and Cash Equivalents at Beginning of Period     206,635         6,814
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $   333,298   $     1,944
                                                 ============  ============




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto for Altas Mining Company and Subsidiary. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

     a.  Revenue and Cost Recognition

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

     b.  Bad Debts

     Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.


     c.  Basis of Consolidation

     The consolidated financial statements include the accounts of Park Copper & Gold Mining Ltd. All significant inter-company accounts and transactions have been eliminated in the consolidation.




     d.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                 Net Loss       Shares     Per-Share
                                              (Numerator)(Denominator)        Amount
                                             ------------ ------------  ------------
    For the quarter ended March 31, 2005:
      Basic EPS
    Net loss to common Shareholders          $  (757,683)   40,840,731  $     (0.01)
                                             ============ ============  ============
    For the quarter ended March 31, 2004:
      Basic EPS
    Net loss to common Shareholders          $  (299,743)  35,706,726   $     (0.01)
                                             ============ ============  ============

     e.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had $233,298 in excess of federally insured amounts in its bank accounts at March 31, 2005.









                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.  Income Taxes

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
































                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     g.  Available for Sale Investments

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

     The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:


                                                      Gross        Gross
                                                 Unrealized   Unrealized   Estimated
                                           Cost       Gains       Losses  Fair Value
                                    ----------- -----------  ----------- -----------
         March 31, 2005             $   19,364  $       174  $     -     $   19,538
         December 31, 2004          $   19,364  $       174  $     -    $    19,538


     h.  Mining Supplies

     Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are stated at the lower of cost (first-in, first-out) or market. In addition, equipment repair parts and maintenance items are also included at cost.

     i.  Use of Estimates

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

     j.  Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:


                                                                  Estimated
                                                                Useful Life
                                                                -----------
     Building                                                      39 years
     Mining equipment                                             2-8 years
     Office and shop furniture and equipment                      5-8 years
     Vehicles                                                       5 years


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2005

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At March 31, 2005 and 2004, no impairments were recognized. Depreciation expense for the quarters ended March 31, 2005 and 2004 totaled $26,922 and $1,526, respectively.

     k.  Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of March 31, 2005 and 2004. The Company has no investments in derivative financial instruments.

     l. Mining Exploration and Development Costs

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

     m.  Stock Options

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

     During the periods presented in the accompanying financial statements the Company has granted options under the 1998 Stock Options Plans. The Corporation has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No.123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards during the first quarter of 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        2005           2004
                                                    ------------  -------------
    Net Loss                            As reported $  (757,683)  $   (299,743)
    Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method                          (455,000)             -
                                                    ------------  -------------
                                        Proforma    $(1,212,683)  $   (299,743)
                                                    ------------  -------------
    Basic earnings per share            As reported $     (0.01)  $      (0.01)
                                        Proforma    $     (0.01)  $      (0.01)
                                                    ------------  -------------


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

NOTE 3 - LONG-TERM LIABILITIES

     Long-term liabilities are detailed in the following schedules:
                                                              March 31,   December 31
                                                               2005          2004
                                                           ------------  ------------
     Note payable to a company, due in monthly
     payments of $1,000 with a balloon payment
     due at maturity, including interest at 9%.
     The note matured August 16, 2001, past due.            $    53,455  $     53,455

     Note payable to a lending company, due in
     Monthly installments of $688, including interest
     at 7.59%.  The note matures in March 2010 and
     is collateralized by a vehicle.                             34,235        35,630

     Note payable to a lending company, due
     in monthly installments of $578, including
     interest at 11.99%. The note matured August
     2003, secured by a vehicle, past due.                       -             -

     Note payable to a mortgage company, due in
     monthly installments of $1,614, including
     interest at 16%. The note is due in August
     2005, secured by the proceeds of a logging
     agreement and collateralized by land and a
     building.                                                  118,823       118,920

     Note payable to a lending company, balloon payment
     due at maturity, bears interest at 8% per month.  The
     note is secured by land owned by a related party and
     matured in March 2003, past due.                           120,700       120,700

     Note payable to a mortgage company, principal due at
     maturity and bears interest at 3.5% per month.  The
     note matured in October 2003, secured by property,
     past due.                                                   86,100        86,100

     Note payable to a lending company, principal due at
     maturity and bears interest at 5% per month.  The note
     matured in May 2003, secured by land, past due.            345,508       345,508


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2005

NOTE 4 -LONG-TERM LIABILITIES (Continued)

                                                              March 31,   December 31
                                                               2005          2004
                                                           ------------  ------------
     Note payable to a company, principal due at maturity
     with no interest.  The note matures in May 2005.            -             17,000

     Note payable to a company, principal due at maturity
     with interest at 10.2%.  The note matures in
     February 2005.                                              13,626        34,060
                                                           ------------  ------------
     Total Notes Payable                                   $    772,447  $    811,373
                                                           ------------  ------------
     Notes payable - related party:

     Note payable to a company with a common officer,
     payable on demand and bears no interest               $    162,856   $   158,866

     Note payable to an officer, payable on demand and
     bears no interest.                                    $     74,271   $    91,488
                                                           ------------  ------------
     Total Notes Payable - Related Party                        237,127       250,354
                                                           ------------  ------------
     Total Long-Term Liabilities                              1,009,574     1,061,727

     Less Current Portion                                     (742,566)     (781,318)

     Less Current Portion-Related Party                       (237,127)     (250,354)
                                                           ------------  ------------
     Total Current Portion                                      979,693     1,031,672
                                                           ------------  ------------
     Total Long-Term Liabilities                           $     29,881  $     30,055
                                                           ============  ============


     Future minimum principal payments on notes payable are as follows at March 31, 2005:

     2005                                $      979,693
     2006                                         6,201
     2007                                         6,688
     2008                                         7,214
     2009                                         7,781
                                         --------------
     Thereafter                          $        1,997
                                         --------------
     Total                               $    1,009,574
                                         ==============




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2005

NOTE 5 -  LINE OF CREDIT

     In 2005 and 2004, the Company has an unsecured line of credit for $50,000 at an interest rate of prime plus 6%. The balance of the line of credit at March 31, 2005 and December 31, 2004 is $0 and $0, respectively.

NOTE 6 -RELATED PARTY TRANSACTIONS

     During 2005 and 2004, the Company paid advances to a company with a common officer. The balance of the advances at March 31, 2005 and December 31, 2004 was $0 and $0, respectively.

     During 2005 and 2004, an officer loaned the Company $1,165 and $34,659, respectively. During the first quarter of 2005, the Company paid off $18,382 in credit card receipts as partial payment for the note. During 2004, the Company paid cash of $14,000 as partial payment for the note. During 2003, the Company paid cash of $1,009 and issued 1,000,000 shares of stock valued at $10,000 as partial payment for the note. The balance of the note payable at March 31, 2005 and 2004 is $74,271 and $91,488, respectively.

NOTE 7 -  COMMON STOCK AND STOCK OPTIONS

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

     The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At March 31, 2005, no options have been granted under this plan.

     During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan. The options vest 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the quarter ended March 31, 2005 include risk-free interest rates of 2%, expected dividend yields of 0%, expected life of 3 years, and expected volatility 150%. During 2004, the Company granted options to purchase up to 3.5 million of its common shares with a calculated weighted average fair value of $0.13 each.

     During the quarter ended March 31, 2005 the Company sold a total of 1,248,000 shares of restricted common stock at prices ranging from $0.25 to $0.50 per share for a total of $562,000 cash.

     During the quarter ended March 31, 2005 the Company issued 867,170 shares of stock in payment of $382,660 worth of services provided to the company.


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

     On February 16, 2005, a Settlement Agreement was entered into between the Company and the court appointed receiver for American National Mortgage Company regarding the resolution of approximately $711,174 principal debt owed by Atlas plus unpaid interest. According to the agreement, Atlas is to pay $406,000 plus 175,000 shares of common stock valued at $78,750. The agreement becomes effective upon approval by the courts which is anticipated in April, 2005.

NOTE 9   SUBSEQUENT EVENTS

     The Company has no significant subsequent events to disclose.





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

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending March 31, 2005 and December 31, 2004 were $165,579 and $340,657 respectively on the halloysite clay project.

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

     Our halloysite clay marketing efforts include contacting potential customers and distributors which we have done. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers. From results of the product samples distributed we have numerous potential buyers.

     Until the Dragon mine is producing in a profitable manner we are not aggressively looking for other properties. However it is our intent to look for other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

     We have a mining plan and reclamation bond approved by the proper state authorities, have filed and received Mine Safety and Health Administration (MSHA) registration, and County permitting where applicable. In the future, we may pursue additional acquisitions and exploration of other properties for metals and industrial minerals, development of which will require submission of new mining and reclamation plans to the proper state and federal authorities.

Timber

     We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices and weather. We normally do not log much in the winter months.


RESULTS OF OPERATIONS

     Revenues for the three month period ending March 31, 2005 were $143,373 and $158,629 for the same period ending March 31, 2004, or a decrease of 9.6%. The main difference was caused by the less contracting revenues of $15,256 for this period compared to the previous year.
     Gross profit (loss) for the three month period ending March 31, 2005 was $(6,774) compared to $31,467 for the same period ending March 31, 2004
a difference of $38,241.    Although there was little difference between
the sales for the two periods, costs of goods sold increased in the three month period ending March 31, 2005 by 18% over the same period ended March 31, 2004 due to the type of contracting work conducted during that period. The contract, which created smaller returns, has since completed.

     Total operating expenses for the three month period ending March 31, 2005 was $716,515 compared to $321,666 for the same period ending March 31, 2004 or an increase of 122%. The company recognized additional administrative costs and professional fees in the period ended March 31, 2005 compared to the same period ended March 31, 2004.

     Our net profit (loss) for the three month period ending March 31, 2005 was ($757,683) compared to ($299,743) or an increase of 157%. As mentioned above, the company experienced more general and administrative expenses for the period ended March 31, 2005 compared to the same period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended March 31, 2005 contract mining accounted for 100% of the revenue and 95% of the revenue for the same period in 2003. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

     Our total assets as of March 31, 2005 were $1,449,033 compared to $1,423,671 as of December 31, 2004, or an increase of $25,362. For the three month period ended March 31, 2005 the company has decreased its current assets by $31,613, but increased its fixed assets by $56,975 through acquisitions of additional equipment for mining and processing at the Dragon Mine. Total liabilities were $1,251,925 as of March 31, 2005, compared to $1,419,301 as of December 31, 2004. The company has been able to address some of its debts during the first three months ended March 31, 2005, and intends to do so in the future.

     We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of March 31, 2005 is $74,270. Accounts payable and accrued expenses due as of March 31, 2005 were $189,495 and are the result of daily operations and accrued taxes.


     We have a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of March 31, 2005 our current balance, including interest is $76,222. The note matured on August 16, 2001. We have renegotiated terms of repayment, and can pay this debt for approximately 50% of the amount otherwise due. We have notes payable to American National Mortgage due in monthly interest installments of $35,788.39. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we have negotiated a settlement on this debt with the trustee and are awaiting court approval. We also have a note payable to CLS Mortgage Company, due in monthly installments of $1,614, including interest at 16%. The note has a current balance of $118,823 and is due in August 2005, secured by the proceeds of our logging activities and collateralized by land and a building on our property in northern Idaho.

     If we are unable to reduce our debts or if we do not renegotiate any of this debt, we would be obligated to pay an average of $81,641 per month or $979,693 for the next fiscal year.

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

     Our principal sources of cash flow during the first quarter 2005 was from contracting activities which provided an average of $47,791 per month for the three month period ended March 31, 2005, and averaged $50,232 per month for the same period in 2004. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the three month period ended March 31, 2005 was $510,051 compared to $136,853 for the same period in 2004, a difference of $373,198. The major factor for the difference was receipt of proceeds from proceeds from issuance of common stock in 2005.

     The Company used $83,898 from investing activities for the three month period ended March 31, 2005, compared to using $63,008 in the same period in 2004, a difference of $20,890. This was attributed to purchases of more equipment in the period ended March 31, 2005 compared to the same period in 2004.

     Cash flow used by operating activities for the three month period ended March 31, 2005, was ($299,490) compared to ($78,715) for the same period in 2003, a difference of $220,775. In the three month period in 2005 net losses were more significant and costs of services were greater, compared to the same period in 2004.





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


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

             None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

- On January 12, 2005, the Company issued 100,000 shares of common stock to an accredited investor for $25,000.
- On January 27, 2005, the Company issued 110,000 shares of common stock to an accredited investor for $27,500.
- On February 3, 2005, the Company issued 8,000 shares of common stock to an accredited investor for $2,000.
- On February 14, 2005, the Company issued 30,000 shares of common stock to an accredited investor for $7,500.
- On February 22, 2005, the Company issued 1,000,000 shares of common stock to an accredited investor for $500,000
- On February 24, 2005, the Company issued 50,000 shares of common stock for services valued at $25,000.

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


Item 3.  Defaults Upon Senior Securities

     We have notes payable to American National Mortgage Partners, LLC ("American Mortgage") due in the amount of $606,608. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we have negotiated a settlement on this debt with the bankruptcy trustee in the amount of $406,000 and 175,000 shares of Company common stock. The settlement was approved on May 3, 2005 by Superior Court of Maricopa County, Arizona. We are currently waiting approval of the settlement by the United States Bankruptcy Court, District of Arizona.

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



                         ATLAS MINING COMPANY

Dated: May 13, 2005      /s/ William Jacobson
                         --------------------------------------------
                         By: William Jacobson
                         Chief Executive Officer, Chief Financial Officer
















