Form 10QSB
period 2005-06-30
ATLAS MINING CO
filed 2005-08-15
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

                                 (Mark One)

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

The number of shares outstanding of each of the issuer's classes of common equity as of August 12, 2005 was as follows: 48,177,097 shares of Common Stock.

     Transitional Small Business Disclosure Format:    YES /_/  NO /X/





                            ATLAS MINING COMPANY
                 SECOND QUARTER 2005 REPORT ON FORM 10-QSB
                             TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
                      PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

     Unaudited Consolidated Balance Sheet
     June 30, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Unaudited Consolidated Statements of Operations
     Three Months Ended June 30, 2005 and 2004, Six Months
     Ended June 30, 2005 and 2004. . . . . . . . . . . . . . . . . . . . 4

     Unaudited Consolidated Statements of Cash Flows
     Six Months Ended June 30, 2005 and 2004 . . . . . . . . . . . . . . 5

     Notes to Unaudited Consolidated Financial Statements  . . . . . . . 6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  . . . . . . . . . 17

                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 20

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . 21

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 21

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 21

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 21

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Certification under Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . . 22



                            Atlas Mining Company
                        Consolidated Balance Sheets

                                   ASSETS
                                   ------
                                                   June 30,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (unaudited)

Current Assets
 Cash                                            $ 3,276,808   $   206,635
 Accounts receivable (net of allowance of $0)              -       273,014
 Investments - available for sale                     19,538        19,538
 Advances                                                  -             -
 Deposits and Prepaids                                27,426        65,738
 Advances - related party                                  -             -
                                                 ------------  ------------
   Total Current Assets                            3,323,772       564,925

Property and Equipment, Net                          879,632       849,746

Other Assets
 Dragon Mine Capitalized Costs                             -             -
 Mining supplies                                       9,000         9,000
                                                 ------------  ------------
   Total Other Assets                                  9,000         9,000
                                                 ------------  ------------
   Total Assets                                  $ 4,212,404   $ 1,423,671
                                                 ============  ============





 The accompanying notes are an integral part of these financial statements
                                     3

                            Atlas Mining Company
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

                                                   June 30,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (unaudited)
Current Liabilities
 Accounts payable and accrued liabilities        $    97,753   $   304,925
 Line of credit                                            -             -
 Current portion of long-term debt                   418,685     1,031,672
                                                 ------------  ------------
   Total Current Liabilities                         516,438     1,336,597

Long-Term Liabilities
 Notes payable                                        58,421       811,373
 Notes payable - related party                       389,332       250,354
 Less: current portion of long-term debt            (418,685)   (1,031,672)
                                                 ------------  ------------
   Total Long-Term Liabilities                        29,068        30,055

Minority Interest                                     52,649        52,649

Stockholders' Equity
 Preferred stock, $1.00 par value, 10,000,000
  shares authorized, noncumulative, nonvoting,
  nonconvertible, none issued or outstanding               -             -
 Common stock, no par value, 60,000,000 shares
  authorized, 47,201,107 and 36,826,222 shares
  issued and outstanding, respectively            12,251,167     6,006,657
 Cost of treasury stock, 1,313,022 and 1,313,022
  shares, respectively                              (131,221)      131,221)
 Retained earnings (deficit)                      (7,748,371)   (5,861,240)
 Accumulated comprehensive income (loss)                 174           174
 Subscription Receivable                            (750,000)            -
 Prepaid expenses                                     (7,500)      (10,000)
                                                 ------------  ------------
   Total Stockholders' Equity                      3,614,249         4,370
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $ 4,212,404   $ 1,423,671
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements
                                     4

                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                               For the Three Months Ended    For the Six Months Ended
                                        June 30,                     June 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------

Revenues                       $    15,105   $   229,096   $   158,478   $   387,725
                               ------------  ------------  ------------  ------------
Cost of Sales                      174,155       186,928       488,259       312,002
                               ------------  ------------  ------------  ------------
Gross Profit (Loss)               (159,050)       42,168      (329,781)       75,723
                               ------------  ------------  ------------  ------------
Operating Expenses
 Exploration & development
  costs                            133,924        53,540       296,503        55,628
 General & administrative          863,956       121,316     1,255,312       442,982
                               ------------  ------------  ------------  ------------
   Total Operating Expenses        997,880       174,856     1,551,815       498,610
                               ------------  ------------  ------------  ------------
   Net Operating Income (Loss)  (1,156,930)     (132,688)   (1,881,596)     (422,887)
                               ------------  ------------  ------------  ------------
Other Income(Expense)
 Interest income                       349            28           515            29
 Interest expense                   (6,299)      (12,492)      (39,483)      (23,526)
 Miscellaneous Income                    5             -             6             -
 Minority Interest                       3             -             3             -
 Gain (loss) on sale of
  investments available for
  sale                                   -             -             -         1,489
 Gain (loss) on settlement of
  debt                              33,424             -        33,424             -
                               ------------  ------------  ------------  ------------
   Total Other Income(Expense)      27,482       (12,464)       (5,535)      (22,008)
                               ------------  ------------  ------------  ------------
   Income (Loss) Before
   Income Taxes                 (1,129,448)     (145,152)   (1,887,131)     (444,895)

   Provision (Benefit) for
   Income Taxes                          -             -             -             -
                               ------------  ------------  ------------  ------------
   Net Income (Loss)           $(1,129,448)  $  (145,152)  $(1,887,131)  $  (444,895)
                               ============  ============  ============  ============

Net Income (Loss) Per Share    $     (0.03)  $     (0.00)  $     (0.05)  $     (0.01)
                               ============  ============  ============  ============
Weighted Average Shares
Outstanding                     42,960,089    36,980,055    41,906,265    36,343,391
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     5

                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                   For the Six Months Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------
Cash Flows from Operating Activities:
 Net Income (Loss)                               $(1,887,131)  $  (444,895)
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operations:
  Depreciation                                        54,011         6,623
  Gain on sale of investments available for sale           -        (1,489)
  Stock issued for services                          862,966       281,650
  Amortization                                             -         5,000
  Minority Interest                                        -             -
  Gain on settlement of debt                         (33,424)            -
 Change in Operating Assets and Liabilities:
 (Increase) Decrease in:
  Accounts receivable                                273,014      (111,775)
  Deposits and Prepaids                               40,812        (2,473)
  Accounts payable and accrued expenses             (207,172)       20,198
                                                 ------------  ------------
   Net Cash (Used) by Operating Activities          (896,924)     (247,161)
                                                 ------------  ------------
Cash Flows from Investing Activities:
 Purchases of equipment                              (83,897)     (266,354)
 Proceeds from advances                                    -       149,870
 Proceeds from sale of investments available
  for sale                                                 -         1,921
 Payments for advances                                     -      (100,000)
                                                 ------------  ------------
   Net Cash (Used) by Investing Activities           (83,897)     (214,563)
                                                 ------------  ------------
Cash Flows from Financing Activities:
 Proceeds from notes payable                               -        39,660
 Payments for notes payable                         (580,550)       (4,984)
 Payments for line of credit                               -        (1,337)
 Proceeds from subscription receivable                     -       440,000
 Proceeds from issuance of common stock            4,631,544             -
                                                 ------------  ------------
   Net Cash Provided by Financing Activities       4,050,994       473,339
                                                 ------------  ------------
Increase in Cash                                   3,070,173        11,615

Cash and Cash Equivalents at Beginning of Period     206,635         6,814
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $ 3,276,808   $    18,429
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     6

                            Atlas Mining Company
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                  For the Six Months Ended
                                                          June 30,
                                                     2005          2004
                                                 ------------  ------------
Cash Paid For:
 Interest                                        $    39,483   $    20,284
                                                 ============  ============
 Income Taxes                                    $         -   $         -
                                                 ============  ============

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
 Stock issued for services                       $   862,966   $   281,650
                                                 ============  ============
 Stock issued for notes payable                  $         -   $         -
                                                 ============  ============




















 The accompanying notes are an integral part of these financial statements.
                                     7

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto for Altas Mining Company and Subsidiary. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


                                               Net Loss      Shares       Per-Share
                                             (Numerator)  (Denominator)     Amount
                                             ------------  ------------  ------------
     For the quarter ended June 30, 2005:
       Basic EPS
       Net loss to common Shareholders       $(1,887,131)    40,840,731  $     (0.05)
                                             ============  ============  ============
     For the quarter ended June 30, 2004:
       Basic EPS
       Net loss to common Shareholders       $  (444,895)   36,343,391   $     (0.01)
                                             ============  ============  ============

     e.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had $3,176,808 in excess of federally insured amounts in its bank accounts at June 30, 2005.

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

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

     The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:


                                                Gross          Gross
                                              Unrealized    Unrealized     Estimated
                                   Cost         Gains         Losses      Fair Value
                               ------------  ------------  ------------  ------------
     June 30, 2005             $    19,364   $        174  $      -      $    19,538
     December 31, 2004         $    19,364   $        174  $      -      $    19,538

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j.  Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:


                                                                 Estimated
                                                                Useful Life
                                                               ------------
     Building                                                      39 years
     Mining equipment                                             2-8 years
     Office and shop furniture and equipment                      5-8 years
     Vehicles                                                       5 years

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2005 and 2004, no impairments were recognized. Depreciation expense for the quarters ended June 30, 2005 and 2004 totaled $54,011 and $6,623, respectively.

     k.  Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2005 and 2004. The Company has no investments in derivative financial instruments.

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     During the periods presented in the accompanying financial statements the Company has granted options under the 1998 Stock Options Plans. The Corporation has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No.123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards during the second quarter of 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     2005          2004
                                                 ------------  ------------
     Net Loss
        As reported                              $(1,887,131)  $  (444,895)
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method                      (101,100)             -
                                                 ------------  ------------
        Proforma                                 $(1,988,231)  $  (444,895)
                                                 ------------  ------------
     Basic earnings per share
        As reported                              $     (0.05)  $     (0.01)
        Proforma                                 $     (0.05)  $     (0.01)

NOTE 2 -GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to reduce the Company's debt through a negotiated settlement with its major creditor (see Note 6) and the initiation of the operations at the Dragon Mine. The Company has been able to sell shares of its restricted stock to help support its financing activities. Management believes settlement of it debts, the mining operations, and the sale of stock will provide sufficient cash flows to continue as a going concern.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 3 - LONG-TERM LIABILITIES

Long- term liabilities are detailed in the following schedules:

                                                         June 30,   December 31,
                                                          2005          2004
                                                      ------------  ------------
     Note payable to a company, due in monthly
     payments of $1,000 with a balloon payment
     due at maturity, including interest at 9%.
     The note matured August 16, 2001, past due.      $     -             53,455

     Note payable to a lending company, due in
     Monthly installments of $688, including
     interest at 7.59%.  The note matures in March
     2010 and is collateralized by a vehicle.               32,813       35,630

     Note payable to a lending company, due
     in monthly installments of $578, including
     interest at 11.99%. The note matured August
     2003, secured by a vehicle, past due.                  -             -

     Note payable to a mortgage company, due in
     monthly installments of $1,614, including
     interest at 16%. The note is due in August
     2005, secured by the proceeds of a logging
     agreement and collateralized by land and a
     building.                                              -           118,920

     Note payable to a lending company, balloon
     payment due at maturity, bears interest at 8%
     per month.  The note is secured by land owned
     by a related party and matured in March 2003,
     past due.                                              -           120,700

     Note payable to a mortgage company, principal
     due at maturity and bears interest at 3.5% per
     month.  The note matured in October 2003,
     secured by property, past due.                         25,608       86,100

     Note payable to a lending company, principal
     due at maturity and bears interest at 5% per
     month.  The note matured in May 2003, secured
     by land, past due.                                     -           345,508


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 3 - LONG-TERM LIABILITIES (Continued)

Long- term liabilities are detailed in the following schedules:

                                                         June 30,   December 31,
                                                          2005          2004
                                                      ------------  ------------
     Note payable to a company, principal due at
     maturity with no interest.  The note matures in
     May 2005.                                              -            17,000

     Note payable to a company, principal due at
     maturity with interest at 10.2%.  The note
     matures in February 2005.                             -             34,060
                                                      ------------  ------------
     Total Notes Payable                              $    58,421   $    811,373
                                                      ------------  ------------

     Notes payable - related party:

     Note payable to a company with a common officer,
     payable on demand and bears no interest          $   314,556   $   158,866

     Note payable to an officer, payable on demand
     and bears no interest.                           $    74,776    $   91,488
                                                      ------------  ------------
     Total Notes Payable - Related Party                  389,332       250,354
                                                      ------------  ------------
     Total Long-Term Liabilities                          447,753     1,061,727
     Less Current Portion                                 (29,353)     (781,318)
     Less Current Portion-Related Party                  (389,332)     (250,354)
                                                      ------------  ------------
     Total Current Portion                                 418,685     1,031,672
                                                      ------------  ------------
     Total Long-Term Liabilities                      $    29,068   $    30,055
                                                      ============  ============


Future minimum principal payments on notes payable are as follows at June 30, 2005:

     2005                                             $   389,332
     2006                                                   6,201
     2007                                                   6,688
     2008                                                   7,214
     2009                                                   7,781
     Thereafter                                             1,997
                                                      ------------
     Total                                            $   419,213
                                                      ============

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 4 -RELATED PARTY TRANSACTIONS

     During 2005 and 2004, the Company paid advances to a company with a common officer. The balance of the advances at June 30, 2005 and December 31, 2004 was $0 and $0, respectively.

     During 2005 and 2004, an officer loaned the Company $1,670 and $34,659, respectively. During the first two quarters of 2005, the Company paid off $18,382 in credit card receipts as partial payment for the note. During 2004, the Company paid cash of $14,000 as partial payment for the note. During 2003, the Company paid cash of $1,009 and issued 1,000,000 shares of stock valued at $10,000 as partial payment for the note. The balance of the note payable at June 30, 2005 and 2004 was $74,776 and $70,829, respectively.

NOTE 5 -  COMMON STOCK AND STOCK OPTIONS

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

     The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At June 30, 2005, no options have been granted under this plan.

     During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan. The options vest 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the quarter ended June 30, 2005 include risk-free interest rates of 2%, expected dividend yields of 0%, expected life of 3 years, and expected volatility 150%. During 2004, the Company granted options to purchase up to 3.5 million of its common shares with a calculated weighted average fair value of $0.13 each.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2005

NOTE 5 - COMMON STOCK AND STOCK OPTIONS (Continued)

     During the two quarters ended June 30, 2005 the Company sold a total of 5,302,100 shares of restricted common stock at $0.908 per share for a total of $4,243,123 cash.

     During the two quarters ended June 30, 2005 the Company issued 2,003,790 shares of stock at prices ranging from $0.70 to $1.11 in payment of $1,251,387 worth of services provided to the company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

     On February 16, 2005, a Settlement Agreement was entered into between the Company and the court appointed receiver for American National Mortgage Company regarding the resolution of approximately $711,174 principal debt owed by Atlas plus unpaid interest. According to the agreement, Atlas is to pay $406,000 plus 175,000 shares of common stock valued at $78,750. The agreement became effective upon approval by the courts in April 2005. The Company paid the $406,000 on June 30, 2005 and has not yet issued the stock portion of the settlement agreement. The Company settled an outstanding debt with Moss Adams, LLP by making payments of $53,250 during the month of June 2005.

NOTE 7   SUBSEQUENT EVENTS

     From July 1-8, 2005, the Company issued a total of 825,990 shares of restricted stock for the payment of a $750,000 subscription receivable. On July 7 8 the Company issued 100,000 shares of restricted common stock at a price of $0.95 per share for a total of $95,000 as a renewal of the Dragon Mine Lease. They also issued 50,000 shares of common stock at a price of $0.95 in payment of $45,400 worth of services provided to the Company.



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

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our halloysite clay exploration. During the first six months of 2005, we had $133,924 in exploration expenses.

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

     Although we are looking at other properties, at this time we have been concentrating on our efforts to bring the clay property from the exploration stage to the development stage, and from a development stage to a production stage. Once the clay property is further developed it is our intent to acquire other properties that can be developed and mined with minimal costs, and environmental problems.

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



RESULTS OF OPERATIONS

     Revenues for the six month period ending June 30, 2005, were $158,478, and $387,7254 for the same period in 2004, or approximately a 59%% decrease. For the three month period ending June 30, 2005, revenues were $15,105, compared to $229,096 for the same period in 2004, or approximately a 93% decrease. The company was not able to maintain contracting work during the comparable periods of 2005, compared to 2004. Thus reflecting an decrease in revenues. For the six month period ended June 30, 2005, the company had timber no revenues compared to $10,758 for the same period in 2004.

     Gross profit (loss) for the six months ended June 30, 2005, was ($329,781), compared to $75,723, for the same period in 2004. This was attributed to the greater revenue in 2004 compared to 2005, and direct expenses at the Dragon Mine that were not charged to Exploration and development costs. For the three month period ended June 30, 2005, our gross profit was ($159,050)compared to $42,168 for the same period in 2004. Again greater revenues in 2004 brought gross profits while smaller revenues in the same period in 2005 were not adequate enough to offset costs.

     As of the six month period ended June 30, 2005, our total operating expenses were $1,551,815 compared to $498,610 for the same period in 2004. For the three month period ended June 30, 2005, the total operating expenses were $997,880, compared to $174,856 for the same period in 2004, a increase of 211% and 470% respectively. The increase in this category resulted mainly from increases in professional fees during 2005, associated with work at the Dragon mine and fees associated with debt settlements.

     Exploration and Development Expenses for the six month period ending June 30, 2005 were $296,503 compared to $55,628 for the same period in 2004. For the three month period ending June 30, 2005 exploration and development expenses were $133,924 compared to $53,540 for the same period in 2004. During 2005 the company began underground development of the Dragon Mine, which was more costly than the work completed in the comparable periods in 2004.

     Our net profit (loss) for the six month period ended June 30, 2005, was ($1,887,131) compared to ($444,895) for the same period in 2004, a increase if 324%. For the three month period ended June 30, 2005, the figure was ($1,129,448) compared ($145,152), a increase of 678%. Decreased revenues and increased General and Administrative costs in 2005 helped contribute to this difference.

     LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from AFC and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended June 30, 2005 and June 30,2004, contract mining accounted for 100% of the revenue. We have also borrowed from various sources to finance our activities. Our current debt structure is explained below.

     Our total assets increased from $4,212,404 as of June 30, 2005, compared to $1,423,671 as of December 31, 2004. The company has increased its current assets by $2,758,847 and has acquired additional equipment for mining and processing during the first six months of the current year. Total liabilities were $598,155 as of June 30, 2005, compared to $1,419,301 as of December 31, 2004. The company cash balances increased due to the injection of new investment money received during the period ended June 30, 2005. The company has paid some of the debts owed as of June 30,2005, as a result, and should be able to make adjustments to the remaining liabilities as a result of the settlements arranged.

     We have a note payable to William Jacobson, an officer and director, which is payable on demand and bears no interest. The proceeds from this note were used for general working capital. The current amount due as of June 30, 2005 is $74,776. Accounts payable and accrued expenses due as of June 30, 2005 were $97,753 and are the result of daily operations and taxes owed.

     We had a note payable to Moss Adams, LLP, an accounting firm, for $53,250 at 9% per annum, due in monthly payments of $1,000 with a balloon payment due at maturity. The note was for accounting services provided to us in 1999 and 2000. As of June 30, 2005 we had paid this debt and were able to record a gain on the settlement of $33,424. We had notes payable to American National Mortgage, secured by property in northern Idaho, and due in monthly interest installments of $35,788.39. The notes matured on May 31, 2003. American Mortgage filed bankruptcy, and we negotiated a settlement on this debt with the trustee. As of June 30, 2005, we had paid the cash settlement amount of $406,000, and will issue a stock certificate for the remaining portion after which we will make the necessary
adjustments to our liabilities.   We also had a note payable to CLS
Mortgage Company, due in monthly installments of $1,614, including interest at 16%. This note was paid as of June 30, 2005.

     If we do not incur any other debt or pay off our remaining debts, we would be obligated to pay an average of $34,890 per month or $418,685 for the next fiscal year.

     We feel we do not need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate utilizing the existing cash available to bring the Dragon Mine into a positive revenue generating position. Our inability to do this may require additional capital, however we do not foresee that this will be a problem for the next fiscal year.

     Our principal sources of cash flow during the first quarter 2005 was from contracting activities which provided an average of $47,791 per month for the three month period ended June 30, 2005, and averaged $50,232 per month for the same period in 2004. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the six month period ended June 30, 2005 was $4,050,994 compared to $473,339 for the same period in 2004, a difference of $3,577,655. The major factor for the difference was receipt of proceeds from issuance of common stock in 2005.

     The Company spent $83,897 from investing activities for the six month period ended June 30, 2005, compared to $214,563 in the same period in 2004, a difference of $130,666. The majority of this difference was attributed to larger purchases of equipment at the Dragon Mine in 2004 compared to 2005.

     Cash flow used by operating activities for the six month period ended June 30, 2005, was ($896,924) compared to ($247,161) for the same period in 2003, a difference of $649,763. In the six month period in 2005 a decrease in the accounts payable and an increase in services accounted for the major change.

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


                         PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

            None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On June 29, 2005, the Company issued 4,054,100 shares of common stock to four accredited investors for $3,681,123.

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

Item 3.  Defaults Upon Senior Securities

     We have notes payable to American National Mortgage due in the amount of $606,608. The notes matured on May 31, 2003, at which time the principal became due, and is secured by property in northern Idaho. American Mortgage has filed bankruptcy, and we have negotiated a settlement on this debt with the trustee, and have paid a portion of the amount due.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) EXHIBITS

The following exhibits are included in this Report:

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
---------      -----------------------

   31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer

     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2005:

          None.



                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ATLAS MINING COMPANY

Dated: August 15, 2005        /s/ William Jacobson
                              -------------------------------------------
                              By: William Jacobson
                              Chief Executive Officer,
                              Chief Financial Officer

















