Form 10QSB
period 2005-09-30
ATLAS MINING CO
filed 2005-11-17
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

                                 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2005

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

                              YES /X/ NO /_/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              YES /_/  NO /X/

The number of shares outstanding of each of the issuer's classes of common equity as of November 10, 2005 was as follows: 48,849,837 shares of Common Stock.

        Transitional Small Business Disclosure Format:    YES /_/  NO /X/




                              ATLAS MINING COMPANY
                    THIRD QUARTER 2005 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
                        PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Unaudited Consolidated Balance Sheet
     September 30, 2005. . . . . . . . . . . . . . . . . . . . . . . . . .3

     Unaudited Consolidated Statements of Operations Three
     Months Ended September 30, 2005 and 2004, Nine Months
     Ended September 30, 2005 and 2004 . . . . . . . . . . . . . . . . . .5

     Unaudited Consolidated Statements of Cash Flows Three
     Months Ended September 30, 2005 and 2004, Nine Months
     Ended September 30, 2005 and 2004 . . . . . . . . . . . . . . . . . .6

     Notes to Unaudited Consolidated Financial Statements. . . . . . . . .7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . 19

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 21

     PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 22

Item 2.  Unregistered Sales of Equity Securities and Use of. . . . . . . 22

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 22

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 22

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 22

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Certification under Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . . 22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23






                                     2
                            Atlas Mining Company
                        Consolidated Balance Sheets

                                   ASSETS
                                   ------
                                                September 30,  December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (unaudited)
Current Assets
 Cash                                            $ 2,684,580   $   206,635
 Accounts receivable (net of allowance of $0)        132,949       273,014
 Investments - available for sale                     19,538        19,538
 Deposits and Prepaids                                93,074        65,738
 Advances   Related Party                                231             -
                                                 ------------  ------------
   Total Current Assets                            2,930,372       564,925

Property and Equipment, Net                        1,494,014       849,746
                                                 ------------  ------------
Other Assets
 Mining supplies                                       9,000         9,000
                                                 ------------  ------------
   Total Other Assets                                  9,000         9,000
                                                 ------------  ------------
   Total Assets                                  $ 4,433,386   $ 1,423,671
                                                 ============  ============






                                (Continued)
                                     3



                            Atlas Mining Company
                  Consolidated Balance Sheets (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,  December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (unaudited)
Current Liabilities
 Accounts payable and accrued liabilities        $   119,799   $   304,925
 Current portion of long-term debt                     2,297     1,031,672
                                                 ------------  ------------
   Total Current Liabilities                         122,096     1,336,597

Long-Term Liabilities
 Notes payable                                        31,365       811,373
 Notes payable - related party                             -       250,354
 Less: current portion of long-term debt              (2,297)   (1,031,672)
                                                 ------------  ------------
   Total Long-Term Liabilities                        29,068        30,055

Minority Interest                                     52,649        52,649

Stockholders' Equity
 Preferred stock, $1.00 par value, 10,000,000
  shares authorized, noncumulative, nonvoting,
  nonconvertible, none issued or outstanding               -             -
 Common stock, no par value, 60,000,000 shares
  authorized, 48,419,837 and 36,826,222 shares
  issued and outstanding, respectively             12,908,590    6,006,657
 Cost of treasury stock, 1,313,022 and
  1,313,022 shares, respectively                    (131,221)     (131,221)
 Accumulated Deficit                              (8,547,970)   (5,861,240)
 Accumulated comprehensive income (loss)                 174           174
 Prepaid expenses                                          -       (10,000)
                                                 ------------  ------------
   Total Stockholders' Equity                      4,229,573         4,370
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $ 4,433,386   $ 1,423,671
                                                 ============  ============

The accompanying notes are an integral part of these consolidated financial statements. The balances for December 31, 2004 were taken from the audited consolidated financial statements at that date.

                                     4




                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                              For the Three Months Ended  For the Nine Months Ended
                                     September 30,               September 30,
                               -------------------------  --------------------------
                                   2005         2004          2005          2004
                               ------------ ------------  ------------  ------------
Revenues - Contract Mining     $   234,448  $    91,069   $   392,926   $   466,938
Revenues - Mining Production             -            -             -             -
Revenues - Timber                        -       67,806             -        79,662
                               ------------ ------------  ------------  ------------
Total Revenues                 $   234,448  $   158,875   $   392,926   $   546,600
                               ------------ ------------  ------------  ------------
Cost of Sales - Contract Mining    145,119       71,012       324,382       368,832
Cost of Sales - Mining
  Production                         9,229        6,085        21,188        19,187
Cost of Sales - Timber               5,734          831         6,268         1,911
                               ------------ ------------  ------------  ------------
Total Cost of Sales                160,082       77,928       351,838       389,930
                               ------------ ------------  ------------  ------------
Gross Profit (Loss)                 74,366       80,947        41,088       156,670
                               ------------ ------------  ------------  ------------
Operating Expenses
  Exploration & development
   costs                           198,475       93,363       494,978       148,991
  General & administrative         283,973      214,177     2,223,778       657,159
                               ------------ ------------  ------------  ------------
Total Operating Expenses           482,448      307,540     2,718,756       806,150
                               ------------ ------------  ------------  ------------
Net Operating Income (Loss)       (408,082)    (226,593)   (2,677,668)     (649,480)
                               ------------ ------------  ------------  ------------
Other Income(Expense)
  Interest income                   16,204             3       16,720            32
  Interest expense                 (37,364)      (13,682)     (76,847)      (37,208)
  Miscellaneous Income                  15             -           21             -
  Minority Interest                      -             -            3             -
  Gain (loss) on sale of
   investments available for
   sale                                  -             -            -         1,489
  Gain (loss) on settlement
   of debt                          17,618             -        51,042            -
                               ------------ ------------  ------------  ------------
Total Other Income(Expense)         (3,527)     (13,679)       (9,061)      (35,687)
                               ------------ ------------  ------------  ------------
Income (Loss) Before Income
  Taxes                           (411,609)    (240,272)   (2,686,729)     (685,167)

Provision (Benefit) for
  Income Taxes                           -            -             -             -
                               ------------ ------------  ------------  ------------
Net Income (Loss)              $  (411,609) $  (240,272)  $(2,686,729)  $  (685,167)
                               ============ ============  ============  ============
Net Income (Loss) Per Share    $     (0.01)  $     (0.01) $     (0.06)  $     (0.02)
                               ============ ============  ============  ============
Weighted Average Shares
Outstanding                     48,221,558    37,481,777   44,034,104    36,722,853
                               ============ ============  ============  ============



The accompanying notes are an integral part of these consolidated financial statements.
                                     5

                            Atlas Mining Company
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              2005          2004
                                                          ------------  ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                       $(2,686,729)  $  (685,167)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
    Depreciation                                               82,873        27,795
    Gain on sale of investments available for sale                  -        (1,489)
    Stock issued for services                               1,251,387       403,650
    Warrants issued for services                              390,489             -
    Amortization                                                    -        10,000
    Gain on settlement of debt                                (51,042)            -
    Change in Operating Assets and Liabilities:
     Accounts receivable                                      140,065        11,935
     Deposits and Prepaids                                    (17,336)      (23,871)
     Other current receivables                                   (231)            -
     Accounts payable and accrued expenses                   (185,126)       19,924
                                                          ------------  ------------
  Net Cash (Used) by Operating Activities                  (1,075,650)     (237,223)

Cash Flows from Investing Activities:
  Purchases of equipment                                     (627,141)     (443,227)
  Proceeds from advances                                            -       247,810
  Proceeds from sale of investments                                 -         1,921
  Payments for advances                                             -      (196,000)
                                                          ------------  ------------
  Net Cash (Used) by Investing Activities                    (627,141)     (389,496)

Cash Flows from Financing Activities:
  Proceeds from notes payable                                       -       176,660
  Payments for notes payable                                 (979,320)      (72,279)
  Payments for line of credit                                       -        (1,389)
  Proceeds from subscription receivable                             -       524,700
  Proceeds from issuance of common stock                    5,160,056             -
                                                          ------------  ------------
  Net Cash Provided by Financing Activities                 4,180,736       627,692
                                                          ------------  ------------
    Increase in Cash                                        2,477,945           973
    Cash and Cash Equivalents at Beginning of Period          206,635         6,814
                                                          ------------  ------------
    Cash and Cash Equivalents at End of Period            $ 2,684,580   $     7,787
                                                          ============  ============

                                     (Continued)
                                          6


                                 Atlas Mining Company
                  Consolidated Statements of Cash Flows (Continued)
                                     (Unaudited)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              2005          2004
                                                          ------------  ------------
Cash Paid For:
  Interest                                                $    76,847   $    37,208
  Income Taxes                                            $         -   $         -

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
   Stock issued for services                              $  1,251,387   $   403,650
   Stock issued for notes payable                         $    150,000   $         -
   Warrants issued for services                           $    390,489   $         -


 The accompanying notes are an integral part of these financial statements
                                     7



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles of the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto for Altas Mining Company and Subsidiary. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

     a.  Organization

     Atlas Mining Company, ("the Company") was incorporated in the state of Idaho on March 4, 1924. The Company was formed for the purpose of exploring and developing the Atlas mine, a consolidation of several patented mining claims located in Coeur d'Alene mining district near Mullan, Idaho. The Company is a natural resources company engaged in the acquisition, exploration and development of their resource properties in the states of Idaho and Utah. They also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resources industries through their trade name "Atlas Fausett Contracting."

     b.  Revenue and Cost Recognition

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. The Company sells contract mining services, mined halloysite clay and raw timber.

     Revenue for contract mining services is recognized once a contract with a fixed and determinable fee has been established the services have been rendered and collection is reasonably assured.

     Revenue for mined halloysite clay is recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is received or collection of the resulting receivable is deemed probable.

     Revenue for harvested raw timber is recognized once it has been shipped to the mill, a contract with a fixed and determinable fee has been established and collection is received or collection of the resulting receivable is deemed probable.



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Bad Debts

     Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

     d.  Basis of Consolidation

     The Company's investments representing a 50% or greater interest are consolidated. The consolidated financial statements presented reflect the accounts of Atlas Mining Company and Park Copper & Gold. At both September 30, 2005 and December 31, 2004 the Company held a 53% ownership interest in Park Copper & Gold, respectively. The Company recorded no liability for the 47% non-controlling interest as Park Copper & Gold had a stockholders deficit at the time of merger. Further, the net loss for Park Copper & Gold for the periods ended September 30, 2005 and December 31, 2004 applicable to the 47% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

     e.  Loss Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


                                                    Net Loss     Shares    Per-Share
                                                 (Numerator) (Denominator)  Amount
                                               ------------- ------------- ----------
     For the quarter ended September 30, 2005:
        Basic EPS
        Net loss to common Shareholders        $ (2,686,729)  44,034,104   $   (0.06)
     For the quarter ended September 30, 2004:
        Basic EPS
        Net loss to common Shareholders        $   (685,167)  36,722,853   $   (0.02)


     For the nine months ended September 30, 2005 and September 30, 2004, the company had 3,500,000 and 0, respectively, of additional stock options that could potentially dilute earnings per share in the future that were not included in the diluted computation because their effect was anti-dilutive.






                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had $2,584,580 in excess of federally insured amounts in its bank accounts at September 30, 2005.

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

     The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:

                                Gross        Gross
                           Unrealized   Unrealized   Estimated
                                 Cost        Gains      Losses   Fair Value
                           ----------  ----------- -----------  -----------
     September 30, 2005    $  19,364   $      174  $     -      $   19,538
     December 31, 2004     $  19,364   $      174  $     -      $   19,538



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     k.  Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                                Estimated
                                                               Useful Life
                                                              -------------
     Building                                                      39 years
     Mining equipment                                             2-8 years
     Office and shop furniture and equipment                      5-8 years
     Vehicles                                                       5 years

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At September 30, 2005 and 2004, no impairments were recognized. Depreciation expense for the quarters ended September 30, 2005 and 2004 totaled $82,873 and $27,795, respectively.

     l.  Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of September 30, 2005 and 2004. The Company has no investments in derivative financial instruments.


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     n.  Stock Options

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

                                                          2005          2004
                                                      ------------  ------------
     Net Loss                           As reported   $(2,686,729)  $  (685,167)
     Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method                            (151,650)            -
                                                      ------------  ------------
                                        Proforma      $(2,838,379)  $  (685,167)
                                                      ------------  ------------
     Basic earnings per share           As reported   $     (0.06)  $     (0.02)
                                        Proforma      $     (0.06)  $     (0.02)

     o. Recently Enacted Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This Statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. When adopted, the Company will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company is currently evaluating the effect this new pronouncement will have on the financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material (spoilage) to be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt the provisions of SFAS No. 151 for fiscal years beginning after June 15, 2005. Management believes the provisions of this Standard will not have a significant effect on our financial position or results of operations.

     In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." The application of this EITF is not expected to have a material effect on the Company's financial statements.

NOTE 2 -GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has reoccurring net losses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has reduced the Company's debt (see Note 4). The Company has been able to sell shares of its restricted stock to help support its financing activities. Management believes payment of it debts, the beginning of mining operations, and the sale of stock will provide sufficient cash flows to continue as a going concern.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 3   BUILDINGS AND EQUIPMENT

     Buildings and equipment at September 30, 2005 and December 31, 2004 consisted of the following:

                                               September 30,   December 31,
                                                   2005           2004
                                               -------------  -------------
     Land and Mineral Rights                      1,005,410        405,410
     Buildings & Equipment                          178,368        178,368
     Mining Equipment                               189,941        104,201
     Milling Equipment                              243,116        242,669
     Office Equipment                                 1,300          1,300
     Vehicles                                       111,259         70,305
     Less: Accumulated Depreciation                (235,380)      (152,507)
                                               -------------  -------------
          Total                                   1,494,014        849,746

NOTE 4 - LONG-TERM LIABILITIES

     Long- term liabilities are detailed in the following schedules:

                                                         September 30,   December 31,
                                                             2005           2004
                                                         -------------  -------------
     Note payable to a company, due in monthly
     payments of $1,000 with a balloon payment
     due at maturity, including interest at 9%.
     The note matured August 16, 2001, past due.         $          -         53,455

     Note payable to a lending company, due in
     Monthly installments of $688, including
     interest at 7.59%.  The note matures in
     March 2010 and is collateralized by a vehicle.            31,365         35,630

     Note payable to a lending company, due
     in monthly installments of $578, including
     interest at 11.99%. The note matured August
     2003, secured by a vehicle, past due.                           -             -

     Note payable to a mortgage company, due in
     monthly installments of $1,614, including
     interest at 16%. The note is due in August
     2005, secured by the proceeds of a logging
     agreement and collateralized by land and a
     building.                                                      -        118,920




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005


NOTE 4 -                             LONG-TERM LIABILITIES (Continued)

                                                         September 30,   December 31,
                                                             2005           2004
                                                         -------------  -------------
     Note payable to a lending company, balloon
     payment due at maturity, bears interest at 8% per
     month.  The note is secured by land owned by a
     related party and matured in March 2003, past due.             -        120,700

     Note payable to a mortgage company, principal due at
     maturity and bears interest at 3.5% per month.  The
     note matured in October 2003, secured by property,
     past due.                                                      -         86,100

     Note payable to a lending company, principal due at
     maturity and bears interest at 5% per month.  The note
     matured in May 2003, secured by land, past due.                -        345,508

     Note payable to a company, principal due at maturity
     with no interest.  The note matures in May 2005.               -         17,000

     Note payable to a company, principal due at maturity
     with interest at 10.2%.  The note matures in
     February 2005.                                                 -         34,060
                                                         -------------  -------------
     Total Notes Payable                                 $     31,365   $     811,373
                                                         -------------  -------------
     Notes payable - related party:

     Note payable to a company with a common officer,
     payable on demand and bears no interest             $          -   $     158,866

     Note payable to an officer, payable on demand and
     bears no interest.                                             -         91,488
                                                         -------------  -------------
     Total Notes Payable - Related Party                            -        250,354

     Total Long-Term Liabilities                               31,365      1,061,727
                                                         -------------  -------------
     Less Current Portion                                      (2,297)      (781,318)
                                                         -------------  -------------
     Less Current Portion-Related Party                             -       (250,354)
                                                         -------------  -------------
     Total Current Portion                                      2,297      1,031,672
                                                         -------------  -------------
     Total Long-Term Liabilities                         $     29,068   $     30,055
                                                         =============  =============





                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 4 -  LONG-TERM LIABILITIES (Continued)

     Future minimum principal payments on notes payable are as follows at September 30, 2005:

         2005                                                $      2,297
         2006                                                       6,201
         2007                                                       6,688
         2008                                                       7,214
         2009                                                       7,781
         Thereafter                                                 1,184
                                                             -------------
         Total                                               $     31,365
                                                             =============

NOTE 5 -RELATED PARTY TRANSACTIONS

     During 2005 and 2004, the Company paid advances to a company with a common officer. The balance of the advances at September 30, 2005 and December 31, 2004 was $0 and $0, respectively.

     The Company had an outstanding note with a related company which was paid off during the 3rd quarter.

     During 2005 and 2004, an officer loaned the Company $1,670 and $34,659, respectively. During 2004, the Company paid cash of $14,000 as partial payment for the note. During 2003, the Company paid cash of $1,009 and issued 1,000,000 shares of stock valued at $10,000 as partial payment for the note. During the 3rd quarter of 2005, both related party notes were paid off to the respective parties. Through the first three quarters of 2005, the Company paid off $18,382 in credit card receipts as partial payment for the note. The Company paid $40,050 to a life insurance company for a loan made against a policy for funding of the company. The remaining $34,726 was paid in cash to resolve the outstanding balance. The balance of the note payable at September 30, 2005 and 2004 was $0 and $82,829, respectively.

NOTE 6 -  COMMON STOCK, STOCK OPTIONS, AND STOCK WARRANTS

     Stock Options
     -------------
     In 1998, the Company adopted a non-qualified stock option plan authorizing the granting to officers, directors, or employees options to purchase common stock. Options are granted by the Administrative Committee, which is elected by the Board of Directors. The number of options granted under this plan and any other plans active may not exceed 10% of the currently issued and outstanding shares of the Company's common stock. The term of each option granted is determined





                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005

NOTE 6 -  COMMON STOCK, STOCK OPTIONS AND STOCK WARRANTS (Continued)

     by the Committee, but cannot be for more than five years from the date the option is granted. The option price per share with each option granted will be fixed by the Administrative Committee on the date of grant.

     The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At September 30, 2005, no options have been granted under this plan.

     During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan. The options vest 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the quarter ended September 30, 2005 include risk-free interest rates of 2%, expected dividend yields of 0%, expected life of 3 years, and expected volatility 150%. During 2004, the Company granted options to purchase up to 3.5 million of its common shares with a calculated weighted average fair value of $0.13 each.

     Common Stock
     ------------

     During the nine months ended September 30, 2005 the Company sold a total of 6,520,830 shares of restricted common stock at prices ranging from $0.25 to $1.00 per share for a total of $5,227,557cash.

     During the nine months ended September 30, 2005 the Company issued 2,003,790 shares of stock at prices ranging from $0.30 to $1.11 in payment of $1,283,887 worth of services provided to the company.

     Stock Warrants
     --------------
     During 2005, the Company granted warrants to purchase up to 750,000 of its common shares at $0.40 per share expiring in January 2007 with a calculated weighted average fair value of $0.52 each for services. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the quarter ended September 30, 2005 include risk-free interest rates of 3.25%, expected dividend yields of 0%, expected life of 2 years, and expected volatility 76.36%.






                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2005


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     On July 10, 2001, the Company entered into an agreement to lease and possibly purchase a mine in Juab County, Utah. The Company has the sole option to renew the lease on an annual basis. The agreement requires the lease payments be made through the issuance of 100,000 shares of the Company's common stock each year. In July 2005, the Company issued 100,000 shares of common stock valued at $100,000 to renew the lease. In July 2004, the Company issued 100,000 shares of common stock valued at $20,000 to renew the lease. In July 2003, the Company issued 100,000 shares of common stock valued at $10,000 to renew the lease. The Company has the option to purchase the mine for $500,000 at anytime, or when it sells $1,000,000 of product from the mine during a twelve month period. During the 3rd quarter of 2005, the Company exercised the purchase option on the Dragon Mine in Juab County, Utah for $500,000. The Company also paid $30,000 in royalties which was equivalent to selling $1,000,000 of product from the clay mine.

     The Company has commenced operations at the mine to begin production of halloysite clay.

     On February 16, 2005, a Settlement Agreement was entered into between the Company and the court appointed receiver for American National Mortgage Company regarding the resolution of approximately $711,174 principal debt owed by the Company plus unpaid interest. According to the agreement, the Company is to pay $406,000 plus 175,000 shares of common stock valued at $105,000. The agreement became effective upon approval by the courts in April 2005. The Company paid the $406,000 on June 30, 2005 and issued the stock portion of the settlement agreement on July 8, 2005. The Company settled an outstanding debt with Moss Adams, LLP by making payments of $53,250 during the month of June 2005.

NOTE 8   SUBSEQUENT EVENTS

     There have been no significant subsequent events to report.




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

Property Exploration

     We intend to continue our exploration activities for halloysite clay and other minerals, and intend to acquire commercially feasible properties that can be put into production with minimal environmental problems and with limited financial resources. We do not intend to seek out and acquire other properties until we have finished conducting our feasibility surveys and other exploration work on our current properties. Although we have not yet generated income from these properties, we are continuing our exploratory and development work on these properties. We have also been looking at additional processing methods to help insure that as product is developed that a system is in place for refinement. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or productions stage.

     In August 2001, we leased the Dragon Mine in Juab, Utah and began our halloysite clay exploration. During the first nine months of 2005, we had $494,978 in exploration and development expenses. We also acquired additional equipment amounting to $627,141 for mining at the Dragon Mine. In the third quarter 2005 we bought the Dragon Mine for $500,000.

     The halloysite clay is considered a non-toxic material and, as commercially viable amounts have been found on the property, we feel we can produce a salable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. We have been able to formulate development and mining plans. We consider this property, the Dragon Mine, to be in the development stage, and it is our intent to bring it into a production stage in the near future. We have also contacted potential customers, distributors and suppliers in the clay businesses. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product cannot be formalized until we have developed the mine and become production ready.

     We are not aggressively looking for silver properties at this time, as we have been concentrating on our efforts to bring the clay property from the exploration stage to the development stage. However once the clay property is further developed it is our intent to look for other properties that can be acquired, developed and mined with minimal costs and environmental problems.

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

RESULTS OF OPERATIONS

     Total revenues for the nine month period ending September 30, 2005 were $392,926 and $546,600 for the same period ending September 30, 2004, or a decrease of 28%. For the three month period ending September 30, 2005 revenues were $234,448 compared to $158,875 for the same period ending September 30, 2004 or an increase of 47%. In the first nine months of 2005 all our income was received from contracting where in the same period ended 2004 nearly 15% of the revenue was from timber. Timber sales in the first nine months of 2005 were 0- compared to $79,662 for the same period in 2004. Contracting revenues for the first nine months of 2005 were 392,926, compared to $466,938 for the same period in 2004, or a decrease of 15%. Although we have concentrated predominately on the development of the Dragon Mine in 2005, contracting work did pick up in the third quarter of this year resulting in better revenues for this period. We have two contracting projects at this time, the Lucky Friday Mine in Idaho for Hecla and the Delta Training Center in Alaska. We intend to utilize the manpower resources from contacting to continue our efforts at the Dragon Mine as these projects are completed. We recognized no revenues from mining production for the first nine months of 2005 or 2004.

     Gross profit (loss) for the nine month period ending September 30, 2005 was $41,088 compared to $156,670 for the same period ending September 30, 2004, a difference of $115,582. For the three month period ending September 30, 2005 gross profit (loss) was $74,366 compared to $80,947 for the same period ending September 30, 2004 a difference of $6,581. During both periods in 2005 and 2004 revenues were enough to cover costs of sales, although 2005 margins were not as good as 2004. For the nine month period ended September 30, 2005 gross profit on revenues was 10%, and was 28% for the same period in 2004. This was mainly due to timber revenue received in 2004 that carried a very large gross profit margin.

     Total operating expenses for the nine month period ending September 30, 2005 was $2,686,729 compared to $806,150 for the same period ending September 30, 2004 or a increase of 237%. For the three month period ending September 30, 2005 operating expenses were $482,448 compared to $307,540 for the same period ending September 30, 2004 or an increase of 56.8%. Although exploration and development expenses in 2005 of $494,978 were more in 2005 compared to the $148,991 spent in 2004, the company also incurred additional general and administrative expenses in 2005 amounting to approximately $1,566,697 over 2004 due to additional costs related to bringing the company into a more efficient position with administrative additions and changes.

     Our net income (loss) for the nine month period ending September 30, 2005 was ($2,677,668) compared to ($685,167) or a 292% times increase. The net profit (loss) for the three month period ending September 30, 2005 was ($411,609) compared to ($240,272) for the same period ending September 30, 2004, or an increase of 71%. As mentioned above, in 2005 the company experienced more direct costs and more general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended September 30, 2005 contract mining accounted for 100% of the revenue and 57% of the revenue for the same period in 2004. We also sold equity securities to help finance our activities. In the third quarter 2005, we were able to payoff the majority of our debts.

     Our total assets increased to $4,433,386 as of September 30, 2005, compared to $1,423,671 as of December 31, 2004. The company has increased its current assets by $2,365,447, and increased its property and equipment, including the purchase of the Dragon Mine, by $644,268. Total liabilities were $203,813 as of September 30, 2005, compared to $1,419,301 as of December 31, 2004.

     We currently have a vehicle loan of $31,365 with monthly payments of $687.52. We also have accounts payable and accrued expenses of $119,799 resulting from contracting and work at the Dragon Mine. All other debts have been paid.

     If we do not incur any additional debts we will be obligated to pay an average of $687.52 per month or $8,190 for the next fiscal year in debt repayment.

     We do not believe we will need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate utilizing the existing cash available to bring the Dragon Mine into a positive revenue generating position. Our inability to do this may require additional capital, however we do not foresee that this will be a problem for the next fiscal year. Although we do not have any specific plans or agreements for additional funding, should we anticipate seeking additional funding we will consider additional private placements, joint venture agreements, production financing, and/or pre-sale loans.

     Our principal sources of revenue during the third quarter 2005 was from contracting activities which provided an average of $78,149 per month for the three month period ended September 30, 2005, and averaged $30,356 per month for the same period in 2004. For the nine month period ending September 30, 2005 our average monthly cash flow from contracting was $43,658, compared to $51,882 for the same period in 2004. We did not recognize any logging revenues or production sales during the third quarter 2005. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the nine month period ended September 30, 2005 was $4,180,737 compared to $627,692 for the same period in 2004, a difference of $3,543,045. The major factor for the difference was receipt of proceeds from issuance of common stock in 2005.

     The Company spent $627,141 from investing activities for the nine month period ended September 30, 2005, compared to $389,496 in the same period in 2004, a difference of $237,645. The major factor for the difference was purchases of equipment in 2005.

     Cash flow used by operating activities for the nine month period ended September 30, 2005, was ($1,075,650) compared to ($237,223) for the same period in 2004, a difference of $838,427. In the nine month period in 2005 we experienced an increase in the costs of services and issued warrants, compared to the same period in 2004, that accounted for the major change.

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


          On July 8, 2005 we issued 100,000 shares of common stock valued at $100,000 for payment on a lease.

          On August 25, 2005 we issued 35,650 shares of common stock for $8,913 cash.

          On August 29, 2005 we issued 175,000 shares of common stock valued at $105,000 for settlement of a debt.

          On September 23, 2005 we issued 33,680 shares of common stock for $8,420 cash.

          On September 27, 2005, we issued 2,310 shares of common stock for $578 cash.

          On September 30, 2005 we issued 46,100 shares of common stock for $11,525 cash.



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





                              ATLAS MINING COMPANY

Dated: November 10, 2005      /s/ William Jacobson
                              --------------------------------------------
                              By: William Jacobson
                              Chief Executive Officer,
                              Chief Financial Officer


























