Form 10KSB
period 2005-12-31
ATLAS MINING CO
filed 2006-03-31
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

                        Commission File Number 000-31380

                              ATLAS MINING COMPANY
                 (Name of small business issuer in its charter)

             Idaho                                       82-0096527
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                             630 East Mullan Avenue
                               Osburn, Idaho 83849
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

                           Common Stock, no par value
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The issuer's revenues for the fiscal year ended December 31, 2005 were $628,176.

      The number of shares of the registrant's common stock, no par value per share, outstanding as of March 28, 2006 was 48,925,687. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 24, 2006, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $68,495,961.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transition Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
PART I

         ITEM 1.   DESCRIPTION OF BUSINESS ...................................4
         ITEM 2.   DESCRIPTION OF PROPERTY ..................................11
         ITEM 3.   LEGAL PROCEEDINGS ........................................15
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......15

PART II

         ITEM 5.   MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS ..............................15
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS .....................17
         ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............24
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE ...................24
         ITEM 8A   CONTROLS AND PROCEDURES ..................................24
         ITEM 8B   OTHER INFORMATION ........................................24

PART III

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH
                   SECTION 16(a) OF THE EXCHANGE ACT ........................25
         ITEM 10.  EXECUTIVE COMPENSATION ...................................28
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............29
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........30
         ITEM 13.  EXHIBITS .................................................30
         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES ...................31
                   SIGNATURES ...............................................32

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

      From 1980 to 1997, we had no activities. In 1997, we acquired the equipment of Fausett International, Inc. for $1,416,099 and began our contracting business. In 1998, we acquired the Sierra Silver Lead Mining Company, an Idaho corporation for $276,157. This merger added an additional
329.18 acres of mineral rights to our current holdings. In 1999, we also acquired the majority outstanding shares of Olympic Silver Resources, Inc., a Nevada corporation for $228,566. The acquisition of Olympic gave us control of an Olympic subsidiary mine in Zacatecas, Mexico. In 2001 our agreement on the mine in Zacatecas expired and we no longer have any interest there. In 1999 we acquired the Aulbach mining claims for $ 50,000, approximately 100 acres of timber and mineral property in northern Idaho. In 1999 we acquired 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho. In 2001, we entered into a lease purchase agreement on the Dragon Mine in Juab County, Utah for $100,000. We believe this property may contain a deposit of high quality clay, which we are putting into production. In 2005 we purchased the Dragon Mine for $500,000. In 2002, we cancelled our agreement with Fausett International, Inc., returned the equipment, and settled the remaining debt. We were not able to utilize this equipment enough to justify the cost related to owning it.

      In the future, we intend to be able to acquire additional properties near our current mines and elsewhere.

      We have brought the Dragon Mine from an exploration stage into a Development stage. We intend to find other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

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

      CONTRACT MINING

      Because of exploration costs and other budget constraints, mining activity on our Idaho properties has remained idle since the 1980s. However, on August 10, 1997 our board met and approved a plan to revitalize Atlas Mining Company for the purpose of increasing shareholder value and, in the long term, of making us an operating company with producing mines.

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

      AFC was the main contractor at the Mayflower Mine, a Brimstone Gold Corp. project, outside of Whitehall, Montana, and for the Holden Mine closure, a U.S. Government and U.R.S. Corporation project on Lake Chelan, Washington. AFC maintained a labor contract with Echo Bay Mines, now Kinross Gold Corporation, At Republic, Washington for five years, prior to the mines closure, and has worked at the Lucky Friday Mine for Hecla Mining Company for the past seven years.

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

      When we sell or timber we contract our logging to a qualified logger. We depend on the logger's experience and reputation in the industry and sometimes use him to negotiate the sale of our timber to various lumber mills in the area. We contract a logger on a as needed basis. As with most commodities, timber is subject to price fluctuations and to government regulation.

      The timber business is a cyclical business with lumber prices that fluctuate based on a number of factors including new housing starts, imports, and government regulations. North Idaho is predominately held by the U.S. government, either by the Forest Service or by the Bureau of Land Management. When these agencies decide to harvest timber the excess timber can affect the price the mills are willing to pay. In recent years there have been less government sales of timber due to the environmental and bureaucratic policies related to these sales. This has created more demand for privately held timber. We do not hold any contracts with any particular mills at this time. We do, however, maintain a good relationship with local mills, and are able to enter into sales agreements with them as needed. Another factor that makes this aspect of our business cyclical is the weather. North Idaho has a heavy snowfall each winter, making logging difficult during those months. Consequently we do the majority of our logging efforts in the summer and fall. Our property consists primarily of pine, fir and larch, which is used predominately in the building industry.

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

      In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending December 31, 2004, and 2005 were $340,657 and $760,347, respectively on the halloysite clay project.

      The halloysite clay is considered a non-toxic material, and we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. In 2003 and again in 2005 we completed small diamond drilling programs to verify location of clay beds at the Dragon Mine. With that information we have begun to formulate development and operating plans. During 2005 we continued to explore the Dragon Mine, and we have run numerous analytical test on the halloysite clay to ascertain quality. In 2005 we did not have any sales of halloysite clay

      Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers. From results of the product samples distributed we have numerous potential buyers.

      Until the Dragon Mine is in a profitable stage we do not anticipate trying to develop other properties. However we will continue to look for other properties that can be acquired, developed and mined with minimal costs, and environmental problems, which we have done in 2005.

      We have submitted a reclamation bond to the proper state authorities, and have received acceptance of our plan. In the future, we may pursue additional acquisitions and exploration of other properties for metals and industrial minerals, development of which will require submission of new reclamation plans to the proper state and federal authorities.

BUSINESS STRATEGY

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

      CONTRACT MINING

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

      EXPLORATION

      We face a large number of competitors with respect to our exploration activities. Although we may have some advantage with respect to companies smaller than ours, we also face the common disadvantage against larger companies with more available capital. Consequently over the past three years we have limited our exploration activities to the clay property (Dragon Mine). However as we complete our exploration activities at the Dragon Mine, we will look more actively at other exploration targets. Our one advantage over many other smaller mining companies is that we have the ability to actually mine.

GOVERNMENTAL REGULATION

      CONTRACT MINING

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

      We have conducted some exploration activities at the Dragon Mine in Juab County, Utah. The Utah Department of Natural Resources sets the guidelines for Exploration, and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5. We have applied for and received the proper permit from them. We also applied for and received authority from the Utah Department of Commerce to conduct business as a foreign corporation in the state as required by Utah Code, Title 16-10A-1501. Compliance with these regulations is expected to cost us approximately $1,200 per year. As we hire additional people for this project we have covered them under proper state workman compensation, withholding and unemployment laws as required by both Utah and Idaho State employment regulations. We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for this property and report as required to this agency. We estimate the cost of compliance to MSHA to be approximately $5,000 per year.

EMPLOYEES

      As of December 31, 2005, Atlas Mining and its subsidiaries have fourteen employees. As additional projects becomes available we will hire needed employees. We have also outsourced some of our logging work to a logging contractor who employs approximately six people. In addition, we periodically utilize the services of various individuals on a consulting basis. In 2005, we hired the services of a geologist, prospectors, industrial minerals consultants, and acquisition experts. We have one employment agreement with our CEO. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

      Exploration

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

      The Atlas property carried a first mortgage to CLS Mortgage, all of which were paid off in 2005.

      Timber

      We estimate that our properties in Shoshone County contain approximately 2 million board feet of harvestable timber. We contract with independent loggers to harvest the timber and deliver it to mills. We contract our logging activities to experienced loggers in the industry. The current return to Atlas is approximately $150 per thousand board feet. A board foot of lumber is one foot by one foot by one inch. We implement reforestation techniques to replenish its timber supply. Much of the remaining timer on Atlas lands requires access through U S Forest Service or BLM properties. Permitting for access through these entities is somewhat time consuming and we do not know whether we will be able to log very much of our properties in the near future.

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

JUAB COUNTY, UTAH

      Dragon Mine

      The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District) has been principally exploited for halloysite clay, a rare and high unit value clay mineral. The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian. Since July 10, 2001, Atlas Mining Company had leased the property from Conjecture Silver Mines, Inc., whose address is P.O.B. 14006, Spokane, Washington 99214. Conjecture Mines has since been merged into Chester Mines, Inc. with the same address. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we have the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or we may buy the property for $500,000 if we have $1,000,000 in sales from the mine in a 12-month period. On August 18, 2005, we purchased the property from Conjecture Silver Mines and transferred ownership to Atlas Mining Company.

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

      Previous owners' records indicate that over 1.1 million tons were mined at the property from 1950 until it closed. Those records also indicate approximately 300,000 tons of mineralized material remain on the property. The previous owners also conducted some exploration core drilling and some reverse circulation drilling, but the records of the results are incomplete. The figures in this paragraph depend on the assumption that the old records and maps are accurate. Our analysis of the surviving maps and record lead us to believe that their estimates of mineralized material are still valid. In 2003 and 2005 we conducted small exploration drilling programs, and have been able to further validate this information. The previous owners' geologists determined the area of influence was no more than 80 feet along strike and 100 feet along dip. There were no chemically quantifiable cutoffs to the mineralized material. It appeared that the most distinguishable factors were visual indicators. The specific gravity they used was a density of 17 cubic feet per ton.

      The property is located in the arid mountains approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. The only evidence of mining prior to our lease was an open pit area and an abandoned head frame. The Union Pacific Railroad has a spur approximately 2 miles from the property. Power is approximately 1.5 miles from the site, and no evidence of water except in the shaft.

      In 2004 and 2005 we were able to bring the property into a development stage. We built a mill site which includes a lay down and sorting area for product, a 50X60 building with KDS processing machine. We installed a 650 KW electrical generator with service to the mill, office and mine, a water and septic system, and compressor. We have developed the underground mine with over 800 feet of decline and access tunnels and have exposed the halloysite clay bed approximately 100 feet underground. To facilitate these activities we have increased our equipment purchases in 2004 and 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "ALMI". Our common stock began trading on the OTC Bulleting Board on July 19, 2002; prior to that date our stock traded on the Over-The-Counter Pink Sheets under the symbol "ALMI". These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of this information was found at http://moneycentral.msn.com.

                                          2005                   2004
                                  High         Low         High        Low
                                  ----         ---         ----        ---

      First Quarter               $1.51       $0.38       $0.25      $0.105
      Second Quarter              $1.32       $0.77      $0.255       $0.15
      Third Quarter               $1.27       $0.96       $0.33       $0.17
      Fourth Quarter              $1.14       $.078       $0.40      $0.245

      As of March 28, 2006, there were approximately 1,633 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on our common stock and the rate of such dividends, if any, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

      Our Board of Directors has adopted two equity compensation plans, the Stock Option Plan of Atlas Mining Company, and the Incentive Stock Option Plan of Atlas Mining Company. Both plans were adopted in 1998, and expired on December 31, 2003. The Stock Option Plan allowed the Company to grant options to purchase up to 10% of the then outstanding shares of common stock, and the

Incentive Stock Option Plan allows the Company to grant options to purchase up to a total of 10% of the then outstanding shares of common stock. The price per share for each option granted will be set by the Administrative Committee. As of December 31, 2005, one option has been granted under the Stock Option Plan of Atlas Mining Company to the CEO. Options issued under the Incentive Stock Option Plan of Atlas Mining Company will have a price per share at least equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2005, no options have been granted under the Incentive Stock Option Plan of Atlas Mining Company.

RECENT SALES OF UNREGISTERED SECURITIES

      On January 12, 2005, the Company issued 180,000 shares of its common stock valued to accredited investors for $45,000 cash.

      On January 27, 2005, the Company issued 110,000 shares of its common stock valued at $27,500 for cash to accredited investors.

      On February 3, 2005, the Company issued 8,000 shares of its common stock valued at $2,000 for cash to an accredited investor.

      On February 14, 2005, the Company issued 30,000 shares of its common stock valued at $7,500 for cash to an accredited investor.

      On February 22, 2005, the Company issued 1,000,000 shares of its common stock valued at $500,000 for cash to accredited investors.

      On February 24, 2005, the Company issued 50,000 shares of its common stock valued at $25,000 for services.

      On July 1, 2005, the Company issued 4,880,090 shares of its common stock valued at $4,430,602.80 for cash to accredited investors.

      On July 8, 2005, the Company issued 100,000 shares of its common stock valued at $100,000 to Conjecture Mines, Inc for payment its annual lease payment on the Dragon Mine.

      On August 25, 2005, the Company issued 35,650 shares of its common stock valued at $8,910 for cash to an accredited investor.

      On August 29, 2005, the Company issued 175,000 shares of its common stock valued at $105,000 for settlement of debt negotiated in January, 2005.

      On September 23, 2005, the Company issued 33,680 shares of its common stock valued at $8,420 for cash to an accredited investor.

      On September 27, 2005, the Company issued 2,310 shares of its common stock valued at $578 for cash to an accredited investor.

      On September 30, 2005, the Company issued 46,100 shares of its common stock valued at $11,525 for cash to an accredited investor.

      On October 3, 2005, the Company issued 40,000 shares of its common stock valued at $40,800 for services.

      On November 23, 2005, the Company issued 2,000 shares of its common stock valued at $500 for cash to an accredited investor.

      On December 14, 2005, the Company issued 3,850 shares of its common stock valued at $963 for cash to an accredited investor.

      All of the above issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 because none of the issuances were a public offering.

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

We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho, Utah and Canada. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resource industries through our trade name "Atlas Fausett Contracting."

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

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004.

Our operations for the period ended December 31, 2005, and the period ended December 31, 2004 consisted mostly of our contracting work, logging income, and development and exploration activities.

Revenues

Our total revenues for the period ending December 31, 2005 were $628,176, compared to $1,035,329 for the period ending December 31, 2004, resulting in a 39% decrease from the same period the previous fiscal year. Our contract mining revenue for the period ending December 31, 2005 was $628,176 compared to $696,264 for the period ended December 31, 2004, or an decrease of 10%. Our timber revenue for the period ending December 31, 2005 was $0.00 compared to $89,064, for the same period ended December 31, 2004, and we received $0.00 from halloysite clay sales in 2005 compared to $ 250,000 for the same period ended December 31, 2004, making up the remaining decrease in revenues.

Gross Profit

Our Gross profit for the year ended December 31, 2005 was $76,918 compared to $467,784 for the year ended December 31, 2004, resulting in a decrease of 83% from the same period the previous year. The main reason for this decrease was the lack of timber sales and the sale of halloysite clay in 2005, compared to 2004.

General and Administrative Expenditures

Our general and administrative expenditures for the period ending December 31, 2005 were $3,106,027 compared to $1,010,781 in 2004, which is a 2.07 times increase from the same period the previous fiscal year. The reason for this is attributable to additional costs in professional fees in 2005 not incurred in 2004.

Capital Expenditures

During 2005, we purchased the Dragon Mine in Juab County Utah for $600,000 and added $321,258 to mining, milling and related equipment. During 2004 we purchased approximately 100 acres in north Idaho for $60,250, and we constructed a mill site for $100,688 and bought mining, milling and related equipment for $363,180.

Interest Payments

Our interest payments for the period ending December 31, 2005 were $77,556, compared to $23,210 from the same period the previous fiscal year or an increase of 16%. In 2005, we liquidated the American National Mortgage debt, our major creditor, resulting in a one time interest payment in the settlement.

Exploration & Development Expenditures

Our exploration expenses for the period ending December 31, 2005 was $760,347 compared to $340,657 for the previous fiscal year, which is a 123% increase from the same period the previous fiscal year. Some of these expenses were in Canada, but the majority of expenses were incurred at the Dragon Mine, in Juab County, Utah, where we have continued our work to develop the property into a production stage.

Net Profit (Loss)

Our net losses for the period ending December 31, 2005, ($3,780,318), compared to ($946,274) for the same period ended December 31, 200, or a 299% increase over the same period the previous fiscal year. The reason for this is attributed to less revenue and more expenses in 2005 compared to 2004.

Liquidity And Capital Resources

To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting, logging operations and the sale of halloysite clay. We intend to continue pursuing contracting work and to log our timber properties to help pay for our operations. We also intend to sell more halloysite clay. In 2005 and 2004 the contracting work accounted for about 100% and 67% of the total revenues respectively. Halloysite clay sales accounted for 24% of the revenue in 2004, while there were none in 2005. In 2005 and 2004 timber sales accounted for 0% and 8% of the total revenue respectively. We have also issued common shares of restricted stock and borrowed from various sources to finance our activities. Our current debt structure is explained below.

We had a note payable to William Jacobson, an officer and director, which was payable on demand and bearing no interest. The proceeds of this obligation were used for general working capital. The current amount due as of December 31, 2005 and 2004, was $-0- and $91,488 respectively. Accounts payable and accrued liabilities due as of December 31, 2005 were $101,532 and are the result of daily operations and taxes owed.

We had a note payable to Moss Adams, LLP, an accounting firm, which matured on August 16, 2002. As of December 31, 2005 and 2004 our current balance, including interest was $-0- and $77,370 respectively. We had notes in the amount $582,498 plus interest payable to American National Mortgage, maturing on May 31, 2003, and secured by property in northern Idaho. American National Mortgage has filed bankruptcy, and we had negotiated a settlement on this debt and paid off this obligation in 2005. We also had a note payable to CLS Mortgage Company, with a current balance on December 31, 2005 and 2004, of $-0- and $118,920 respectively.

Our principal sources of cash flow are from our timber properties, which averaged $-0- per month in fiscal year 2005 and $7,422 per month in 2004, our contract mining, which averaged $52,348 per month in fiscal year 2005 and $58,022 in 2004, and halloysite clay sales which were $-0- in 2005 and averaged $20,833 per month in fiscal year 2004 In addition, we also rely on our credit facilities and any public or private equity issuances we may conduct in the future.

Cash flow from financing activities for the fiscal year ended December 31, 2005 was $4,152,836 compared to $1,138,553 for the same period in 2004, a difference of $3,014,283. The main difference was the sale of common stock in 2005.

The Company realized a use of funds of ($779,760) from investing activities for the fiscal year ended December 31, 2005, compared to ($447,504) for the same period in 2004, a difference of $332,256. The main difference is attributed to the purchase of equipment in 2005 of $729,010 compared to $524,119 for the same period ended December 31, 2004.

Cash flow from operating activities for the fiscal year ended December 31, 2005, was ($1,363,781) compared to ($491,228) for the same period in 2004, a difference of $872,553. The Company had more operating losses in 2005 because of the increase increased operating expenses.

As of April 1, 2003, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month-to-month basis from the Mcgillvray Environmental.

If we do not create additional debt or repay the current debt, we would be obligated to pay an average of $3,513 per month or $42,156 for the next fiscal year.

In anticipation of the cash needs for the upcoming year, we have completed a sale of restricted common stock in 2005.

If we will need to obtain additional funding to pursue our business strategy during the next fiscal year, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on our ability to pursue our business plan, and possibly our ability to continue as a going concern.

      Following is summary financial information reflecting our operations for the periods indicated.

                                                  Year Ended December 31,
                                                  2005             2004
                                                  ----             ----

      Net revenues                             $   628,178       $ 1,035,329
      Cost of revenues                         $   551,258       $   567,545
      Gross profit                             $    76,918       $   467,784
      Selling, general and administrative      $ 3,106,027       $ 1,010,781
      Gain (Loss) from operations              $(3,789,456)      $  (883,654)
      Net gain (loss)                          $(3,780,318)      $  (946,274)

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

      We have experienced annual operating losses since our reactivation in September 1997. As of December 31, 2005, we had an accumulated deficit of $(9,641,558). We may need to raise additional capital to continue as a going concern. Our auditors have indicated uncertainty concerning our ability to continue as a going concern. We can not assure you that that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins.

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

      WE HAVE RECORDED MINIMAL INCOME FOR OUR EXPLORATION/DEVELOPMENT ACTIVITIES, AND MAY DO SO IN THE FUTURE.

      To date, our exploration properties have produced minimal income from activities. Additionally, although our timber harvesting and contracting activities have generated revenue, we as a company have not yet generated any profit. We may not be able to develop these activities to commercially viable enterprises or to obtain additional properties that are commercially viable. The commodities extracted from our properties may never generate significant revenues or achieve profitability, which will adversely impact our financial condition.

      WE MAY NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

      Since September 1997, we have focused our efforts on developing our business in underground mine contracting primarily to companies in the mining and civil industries, and other resource development and property acquisitions. We may need to raise additional capital to implement fully our business plan and establish adequate operations. We cannot assure you that we will be able to recover additional public or private financing, including debt or equity financing, as needed, or, if available, on terms favorable to us. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements, together with the independent auditors' report thereon of Chisolm, Bierwolf & Nilson, LLC, appears beginning on page F-1 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atlas Mining Company

We have audited the accompanying consolidated balance sheets of Atlas Mining Company as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Mining Company as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
January 26, 2006

                       Atlas Mining Company and Subsidiary
                           Consolidated Balance Sheets

                                      ASSETS
                                                          December 31,
                                                      2005              2004
                                                  -----------       -----------

Current Assets
  Cash                                            $ 2,215,930       $   206,635
  Accounts receivable (net of allowance of $0)         40,173           273,014
  Investments - available for sale                     19,538            19,538
  Advances                                                750                --
  Deposits and prepaids                               100,454            65,738
                                                  -----------       -----------

    Total Current Assets                            2,376,846           564,925
                                                  -----------       -----------

Property and Equipment
  Land and tunnels                                  1,005,159           405,410
  Buildings and equipment                             188,192           178,368
  Mining equipment                                    244,499           104,201
  Milling equipment                                   247,714           242,669
  Office equipment                                     26,689             1,300
  Vehicles                                            111,259            70,305
  Less:  Accumulated depreciation                    (229,311)         (152,507)
                                                  -----------       -----------

    Total Property and Equipment                    1,594,200           849,746
                                                  -----------       -----------

Other Assets
  Long-term Note Receivable                            50,000                --
  Mining supplies                                       9,000             9,000
                                                  -----------       -----------

    Total Other Assets                                 59,000             9,000
                                                  -----------       -----------

    Total Assets                                  $ 4,030,045       $ 1,423,671
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       Atlas Mining Company and Subsidiary
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        December 31,
                                                                                   2005               2004
                                                                               ------------       ------------
Current Liabilities
  Accounts payable and accrued liabilities                                     $    101,532       $    304,925
  Current portion of long-term debt                                                  25,973          1,031,672
                                                                               ------------       ------------

    Total Current Liabilities                                                       127,505          1,336,597
                                                                               ------------       ------------

Long-Term Liabilities
  Notes payable                                                                      49,661            970,239
  Notes payable - related party                                                          --             91,488
  Less: current portion of long-term debt                                           (25,973)        (1,031,672)
                                                                               ------------       ------------

    Total Long-Term Liabilities                                                      23,688             30,055
                                                                               ------------       ------------

Minority Interest                                                                    52,797             52,649
                                                                               ------------       ------------

Stockholders' Equity (Deficit)
  Preferred stock, $1.00 par value, 10,000,000 shares authorized,
    noncumulative, nonvoting, nonconvertible, none issued or outstanding                 --                 --
  Common stock, no par value, 60,000,000 shares authorized,
    48,852,892 and 39,892,422 shares issued and outstanding, respectively        13,598,660          6,006,657
  Cost of treasury stock, 1,313,022 in 2005 and 2004                               (131,221)          (131,221)
  Accumulated Deficit                                                            (9,641,558)        (5,861,240)
  Accumulated other comprehensive income (loss)                                         174                174
  Prepaid expenses                                                                       --            (10,000)
                                                                               ------------       ------------

Total Stockholders' Equity (Deficit)                                              3,826,055              4,370
                                                                               ------------       ------------

    Total Liabilities and Stockholders' Equity                                 $  4,030,045       $  1,423,671
                                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                       Atlas Mining Company and Subsidiary
                      Consolidated Statements of Operations

                                                          For the Year Ended
                                                              December 31,
                                                     -------------------------------
                                                         2005               2004
                                                     ------------       ------------
Revenues - Contract Mining                           $    628,176       $    696,264
Revenues - Mining Production                                   --            250,000
Revenues - Timber                                              --             89,064
                                                     ------------       ------------
Total Revenues                                            628,176       $  1,035,328
                                                     ------------       ------------

Cost of Sales - Contract Mining                           551,258       $    532,324
Cost of Sales - Mining Production                              --             33,925
Cost of Sales - Timber                                         --              1,295
                                                     ------------       ------------
Total Cost of Sales                                       551,258            567,544
                                                     ------------       ------------

Gross Profit (Loss)                                        76,918            467,784
                                                     ------------       ------------

Operating Expenses
  Exploration & development costs                         760,347            340,657
  General & administrative                              3,106,029          1,010,781
                                                     ------------       ------------

    Total Operating Expenses                            3,866,376          1,351,438
                                                     ------------       ------------

Net Operating Income (Loss)                            (3,789,458)          (883,654)
                                                     ------------       ------------

Other Income(Expense)
  Interest income                                          26,131                 36
  Interest expense                                        (65,089)           (56,224)
  Miscellaneous income                                        146                750
  Minority interest                                          (145)                 3
  Gain (loss) on sale of assets                            (3,393)           (10,049)
  Gain (loss) on settlement of debt                        51,490              2,864
                                                     ------------       ------------

    Total Other Income(Expense)                             9,140            (62,620)
                                                     ------------       ------------

Income (Loss) Before Income Taxes                      (3,780,318)          (946,274)

Provision (Benefit) for Income Taxes                           --                 --
                                                     ------------       ------------

Net Income (Loss)                                    $ (3,780,318)      $   (946,274)
                                                     ============       ============

Net Income (Loss) Per Share (Basic and Diluted)      $      (0.08)      $      (0.03)
                                                     ============       ============

Weighted Average Shares Outstanding                    45,222,704         37,268,310
                                                     ============       ============

   The accompanying notes are an integral part of these financial statements.

                       Atlas Mining Company and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004

                                                              Common Stock                         Treasury Stock
                                                        ------------------------  Accumulated  ------------------------
                                                          Shares       Amount       Deficit      Shares       Amount
                                                        -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2003                               34,725,151  $ 4,994,977  $(4,914,966)   1,313,022  $   131,221

1/22/04 -  Shares issued for services at $.10                50,000        5,000      - #               --           --

2/12/04 -  Shares issued for services at $.10               500,000       50,000           --           --           --

2/13/04 -  Shares issued for services at $.10               250,000       25,000           --           --           --

2/20/04 -  Shares issued for services at $.10               500,000       50,000           --           --           --

2/24/04 -  Shares issued for services at $.10               150,000       15,000           --           --           --

3/5/04 -   Shares issued for cash at $.14                     1,071          150           --           --           --

3/6/04 -   Shares issued for services at $.15               500,000       75,000           --           --           --

3/19/04 -  Shares issued for services at $.15               150,000       22,500           --           --           --

4/19/04 -  Shares issued for services at $.20               195,000       39,000           --           --           --

5/17/04 -  Shares issued for services at $.20                   200           40           --           --           --

7/08/04 -  Shares issued for services at $.20               100,000       20,000           --           --           --

7/15/04 -  Shares issued for Dragon Mine lease at $.20      100,000       20,000           --           --           --

7/15/04 -  Shares issued for services at $.20                10,000        2,000           --           --           --

8/10/04 -  Shares issued for services at $.20                50,000       10,000           --           --           --

8/10/04 -  Shares issued for services at $.20               250,000       50,000           --           --           --

8/10/04 -  Shares issued for services at $.20               200,000       40,000           --           --           --

10/13/04 - Shares issued for services at $.30               150,000       45,000           --           --           --

10/15/04 - Shares issued for services at $.30                 1,000          300           --           --           --

10/26/04 - Shares issued for services at $ .29               10,000        2,900           --           --           --

10/26/04 - Shares issued for services at $.29                90,000       26,100           --           --           --

11/8/04 -  Shares issued for services at $.27               200,000       54,000           --           --           --

11/30/04 - Shares issued for services at $.25                30,000        7,500           --           --           --

12/7/04 -  Shares issued for cash at $.25                   400,000      100,000           --           --           --

12/8/04 -  Shares issued for services at $.30                 5,000        1,500           --           --           --


                                                       Accumulated
                                                          Other
                                                      Comprehensive    Prepaid      Subscription
                                                          Income       Expenses     Receivable
                                                       ------------   -----------   -----------
Balance, December 31, 2003                              $   (10,843)  $    (5,000)  $  (524,700)

1/22/04 -  Shares issued for services at $.10                    --            --            --

2/12/04 -  Shares issued for services at $.10                    --            --            --

2/13/04 -  Shares issued for services at $.10                    --            --            --

2/20/04 -  Shares issued for services at $.10                    --            --            --

2/24/04 -  Shares issued for services at $.10                    --            --            --

3/5/04 -   Shares issued for cash at $.14                        --            --            --

3/6/04 -   Shares issued for services at $.15                    --            --            --

3/19/04 -  Shares issued for services at $.15                    --            --            --

4/19/04 -  Shares issued for services at $.20                    --            --            --

5/17/04 -  Shares issued for services at $.20                    --            --            --

7/08/04 -  Shares issued for services at $.20                    --            --            --

7/15/04 -  Shares issued for Dragon Mine lease at $.20           --    (20,000.00)           --

7/15/04 -  Shares issued for services at $.20                    --            --            --

8/10/04 -  Shares issued for services at $.20                    --            --            --

8/10/04 -  Shares issued for services at $.20                    --            --            --

8/10/04 -  Shares issued for services at $.20                    --            --            --

10/13/04 - Shares issued for services at $.30                    --            --            --

10/15/04 - Shares issued for services at $.30                    --            --            --

10/26/04 - Shares issued for services at $ .29                   --            --            --

10/26/04 - Shares issued for services at $.29                    --            --            --

11/8/04 -  Shares issued for services at $.27                    --            --            --

11/30/04 - Shares issued for services at $.25                    --            --            --

12/7/04 -  Shares issued for cash at $.25                        --            --            --

12/8/04 -  Shares issued for services at $.30                    --            --            --

                                                              Common Stock                         Treasury Stock
                                                        ------------------------  Accumulated  ------------------------
                                                          Shares       Amount       Deficit      Shares       Amount
                                                        -----------  -----------  -----------  -----------  -----------
12/8/04 -    Shares issued for cash at $.25                 200,000       50,000           --            --           --

12/9/04 -    Shares issued for services at $.31             250,000       77,500           --            --           --

12/9/04 -    Shares issued for cash at $.25                 120,000       30,000           --            --           --

12/10/04 -   Shares issued for cash at $.25                 180,000       45,000           --            --           --

12/16/04 -   Shares issued for cash at $.25                 420,000      105,000           --            --           --

12/27/04 -   Shares issued for services at $.25              20,000        5,000           --            --           --

12/27/04 -   Shares issued for cash at $.25                  85,000       21,250           --            --           --

12/31/2004 - Warrants issued for brokerage fee                    0       16,940

             Cash received for subscriptions
                 receivable

Amortization of prepaid expenses                                 --           --           --            --           --

Net change in unrealized gains (losses) on available
  for sale securities                                            --           --           --            --           --

Net loss for the year ended December 31, 2004                    --           --     (946,274)           --           --

                                                        -----------  -----------  -----------   -----------  -----------
Balance, December 31, 2004                               39,892,422  $ 6,006,657  $(5,861,240)  $ 1,313,022  $   131,221
                                                        ===========  ===========  ===========   ===========  ===========


                                                       Accumulated
                                                          Other
                                                      Comprehensive    Prepaid      Subscription
                                                          Income       Expenses     Receivable
                                                       ------------   -----------   -----------
12/8/04 -    Shares issued for cash at $.25                      --           --            --

12/9/04 -    Shares issued for services at $.31                  --           --            --

12/9/04 -    Shares issued for cash at $.25                      --           --            --

12/10/04 -   Shares issued for cash at $.25                      --           --            --

12/16/04 -   Shares issued for cash at $.25                      --           --            --

12/27/04 -   Shares issued for services at $.25                  --           --            --

12/27/04 -   Shares issued for cash at $.25                      --           --            --

12/31/2004 - Warrants issued for brokerage fee

             Cash received for subscriptions
                receivable                                                             524,700

Amortization of prepaid expenses                                 --       15,000            --

Net change in unrealized gains (losses) on available
  for sale securities                                     11,017.00           --             --

Net loss for the year ended December 31, 2004                    --           --            --

                                                        -----------  -----------   -----------
Balance, December 31, 2004                              $       174  $   (10,000)  $        --
                                                        ===========  ===========   ===========

                     Atlas Mining Company and Subsidiary
               Consolidated Statements of Stockholders' Equity
         For the Years Ended December 31, 2005 and 2004 (Continued)

                                                              Common Stock                          Treasury Stock
                                                        ------------------------  Accumulated   ------------------------
                                                           Shares       Amount      Deficit       Shares       Amount
                                                        -----------  -----------  -----------   -----------  -----------
Balance, January 1, 2005                                 39,892,422  $ 6,006,657  $(5,861,240)    1,313,022  $   131,221

1/3/05-   Shares issued for services at $0.40               100,000       40,000           --            --           --

1/4/05-   Shares issued for services at $0.40               400,000      160,000           --            --           --

1/12/05 - Shares issued for cash at $0.25                   100,000       25,000           --            --           --

1/21/05 - Shares issued for services at $0.50                10,000        5,000           --            --           --

1/24/05-  Shares issued for services at $0.50               350,000      175,000           --            --           --

1/27/05 - Shares issued for cash at $0.25                   110,000       27,500           --            --           --

1/28/05 - Warrants issued valued at $0.664                       --      390,489

2/2/05 -  Shares issued for services at $0.65                 7,170        4,661           --            --           --

2/3/05 -  Shares issued for cash at $0.25                     8,000        2,000           --            --           --

2/14/05 - Shares issued for cash at $0.25                    30,000        7,500           --            --           --

2/16/05 - Shares issued for services at $0.80                 7,200        5,760           --            --           --

2/22/05 - Shares issued for cash at $0.50                 1,000,000      500,000           --            --           --

4/1/05 -  Shares issued for services at $0.91               465,000      423,150           --            --           --

4/11/05 - Shares issued for services at $1.01                22,420       22,644           --            --           --

4/14/05 - Shares issued for services at $0.92                30,000       27,600           --            --           --

4/15/05 - Shares issued for services at $0.95               200,000      190,000           --            --           --

4/19/05 - Shares issued for services at $0.95               100,000       95,000           --            --           --

5/4/05 -  Shares issued for services at $1.14                62,000       70,680           --            --           --

5/25/05 - Shares issued for services at $1.10               250,000      275,000           --            --           --

6/29/05 - Shares issued for cash at $0.908                4,880,090    4,431,122           --            --           --

7/7/05 -  Shares issued for services at $1.05                50,000       52,500           --            --           --


                                                       Accumulated
                                                          Other
                                                      Comprehensive    Prepaid     Subscription
                                                          Income       Expenses     Receivable
                                                      -------------  -----------   ------------
Balance, January 1, 2005                                $       174  $   (10,000)  $        --

1/3/05-   Shares issued for services at $0.40                    --           --            --

1/4/05-   Shares issued for services at $0.40                    --           --            --

1/12/05 - Shares issued for cash at $0.25                        --           --            --

1/21/05 - Shares issued for services at $0.50                    --           --            --

1/24/05-  Shares issued for services at $0.50                    --           --            --

1/27/05 - Shares issued for cash at $0.25                        --           --            --

1/28/05 - Warrants issued valued at $0.664

2/2/05 -  Shares issued for services at $0.65                    --           --            --

2/3/05 -  Shares issued for cash at $0.25                        --           --            --

2/14/05 - Shares issued for cash at $0.25                        --           --            --

2/16/05 - Shares issued for services at $0.80                    --           --            --

2/22/05 - Shares issued for cash at $0.50                        --           --            --

4/1/05 -  Shares issued for services at $0.91                    --           --            --

4/11/05 - Shares issued for services at $1.01                    --           --            --

4/14/05 - Shares issued for services at $0.92                    --           --            --

4/15/05 - Shares issued for services at $0.95                    --           --            --

4/19/05 - Shares issued for services at $0.95                    --           --            --

5/4/05 -  Shares issued for services at $1.14                    --           --            --

5/25/05 - Shares issued for services at $1.10                    --           --            --

6/29/05 - Shares issued for cash at $0.908                       --           --            --

7/7/05 -  Shares issued for services at $1.05                    --           --            --

                     Atlas Mining Company and Subsidiary
               Consolidated Statements of Stockholders' Equity
         For the Years Ended December 31, 2005 and 2004 (Continued)

                                                                    Common Stock                           Treasury Stock
                                                              -------------------------  Accumulated    ------------------------
                                                                Shares        Amount        Deficit       Shares       Amount
                                                              -----------   -----------   -----------   -----------  -----------
7/8/05 -  Shares issued for Dragon Mine lease at $1.00            100,000       100,000            --            --           --

8/24/05 - Shares issued for services at $0.40                     (50,000)      (20,000)           --            --           --

8/25/05 - Shares issued for cash at $0.25                          35,650         8,913            --            --           --

8/29/05 - Shares issued for settlement of debt at $0.60       $   175,000       105,000            --            --           --
          negotiated in January, 2005
9/23/05 - Shares issued for cash at $0.25                          33,680         8,420            --            --           --

9/27/05 - Shares issued for cash at $0.25                           2,310           578            --            --           --

9/30/05 - Shares issued for cash at $0.25                          46,100        11,525            --            --           --

10/3/05 - Shares issued for cash at $1.02                          40,000        40,800            --            --           --

10/7/05 - Shares issued for services at $0.98                     140,000       137,200            --            --           --

11/2/05 - Shares issued for services at $1.07                     250,000       267,500            --            --           --

11/23/05 -Shares issued for cash at $0.25                           2,000           500            --            --           --

12/14/05 -Shares issued for cash at $0.25                           3,850           963            --            --           --

Amortization of prepaid expenses                                       --            --            --            --           --

Net loss for the year ended December 31, 2005                          --            --    (3,780,318)           --           --

                                                              -----------   -----------   -----------   -----------  -----------
Balance, December 31, 2005                                     48,852,892   $13,598,660   $(9,641,558)    1,313,022  $   131,221
                                                              ===========   ===========   ===========   ===========  ===========


                                                             Accumulated
                                                                Other
                                                            Comprehensive    Prepaid    Subscription
                                                                Income       Expenses    Receivable
                                                            -------------  -----------  ------------
7/8/05 -  Shares issued for Dragon Mine lease at $1.00                 --           --           --

8/24/05 - Shares issued for services at $0.40                          --           --           --

8/25/05 - Shares issued for cash at $0.25                              --           --           --

8/29/05 - Shares issued for settlement of debt at $0.60                --           --           --
          negotiated in January, 2005
9/23/05 - Shares issued for cash at $0.25                              --           --           --

9/27/05 - Shares issued for cash at $0.25                              --           --           --

9/30/05 - Shares issued for cash at $0.25                              --           --           --

10/3/05 - Shares issued for cash at $1.02                              --           --           --

10/7/05 - Shares issued for services at $0.98                          --           --           --

11/2/05 - Shares issued for services at $1.07                          --           --           --

11/23/05 -Shares issued for cash at $0.25                              --           --           --

12/14/05 -Shares issued for cash at $0.25                              --           --           --

Amortization of prepaid expenses                                       --       10,000           --

Net loss for the year ended December 31, 2005                          --           --           --

                                                              -----------  -----------  -----------
Balance, December 31, 2005                                    $       174  $        --  $        --
                                                              ===========  ===========  ===========

                       Atlas Mining Company and Subsidiary
                      Consolidated Statements of Cash Flows

                                                               For the Year Ended
                                                                   December 31,
                                                            -------------------------
                                                                2005          2004
                                                            -----------   -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                         $(3,780,318)  $  (946,274)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation                                                80,911        30,593
     (Gain) loss on sale of investments available for sale           --        10,049
     Stock issued for services                                1,931,695       620,590
     Warrants issued for services                               390,489        16,940
     Amortization of prepaid expenses (equity)                   10,000        15,000
     Minority Interest                                              148            (3)
     Loss on sale of assets                                       3,393            --
     (Gain) loss on settlement of debt                          (51,490)           --
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts receivable                                        232,842      (240,761)
     Deposits and prepaids                                       34,716       (65,738)
     Accounts payable and accrued expenses                      146,735        68,376
                                                            -----------   -----------

  Net Cash Provided(Used) by Operating Activities            (1,363,781)     (491,228)

Cash Flows from Investing Activities:
  Purchases of equipment                                       (729,010)     (524,119)
  Proceeds from advances (payments)                                (750)      320,693
  Proceeds from sale of investments available for sale               --         1,922
  Proceeds (payments) on notes receivable                       (50,000)           --
  Payments for advances                                              --      (246,000)
                                                            -----------   -----------

  Net Cash Provided (Used) by Investing Activities             (779,760)     (447,504)

Cash Flows from Financing Activities:
  Proceeds from notes payable                                   210,979       328,489
  Payments for notes payable                                 (1,122,962)      (67,386)
  Payments for line of credit                                        --        (1,400)
  Proceeds from issuance of common stock                      5,064,819       354,150
  Proceeds from collection of subscriptions receivable               --       524,700
                                                            -----------   -----------

  Net Cash Provided (Used) by Financing Activities            4,152,836     1,138,553
                                                            -----------   -----------

Increase (Decrease) in Cash                                   2,009,295       199,821

Cash and Cash Equivalents at Beginning of Period                206,635         6,814
                                                            -----------   -----------

Cash and Cash Equivalents at End of Period                  $ 2,215,930   $   206,635
                                                            ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       Atlas Mining Company and Subsidiary
                Consolidated Statements of Cash Flows (Continued)

                                                                For the Year Ended
                                                                    December 31,
                                                             ------------------------
                                                                  2005         2004
                                                             -----------  -----------
Cash Paid For:
  Interest                                                   $    77,556  $    23,210
                                                             ===========  ===========
  Income Taxes                                               $        --  $        --
                                                             ===========  ===========

Supplemental Disclosure of Non-Cash Investing and Financing
  Activities:
  Stock issued for services                                  $ 1,931,695  $   620,590
                                                             ===========  ===========
  Warrants issued for services                               $   390,489  $    20,000
                                                             ===========  ===========
  Stock issued for notes payable                             $   105,000  $        --
                                                             ===========  ===========
  Stock issued for Dragon Mine                               $   100,000  $        --
                                                             ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

      In September  1997, the Company became active and purchased  substantially all of the operating equipment and mining supplies from Fausett International, Inc., a related party. The purchase price totaled $1,416,099, which consisted of $50,000 cash, 875,000 shares of the
      Company's common stock valued at $350,000 and a note payable of $1,016,094. After the purchase, the Company commenced contracting operations through the trade name, Atlas Fausett Contracting. Through Atlas Fausett Contracting, the Company provides shaft sinking, underground mine development and contracting primarily to companies in the mining and civil industries. The Company also pursues property acquisitions and resource development projects. In 2002, the Company settled out the debt to Fausett International and returned the majority of the unusable equipment; however the Company continues to pursue contracting activities.

      In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. As of December 31, 2005, 384,465 shares of the Company's common stock had not been exchanged. The Company was unable to locate some of the shareholders of Sierra. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase. The purchase price totaled $276,157. All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

      In April 1999, the Company exchanged 741,816 shares of its common stock and paid cash of $15,770 for all of the outstanding shares of Olympic Silver Resources, Inc. (Olympic), a Nevada corporation. Olympic holds the rights to the San Acacio Mine in Zacatecas, Mexico. The purchase price totaled $228,566. The acquisition has been recorded as a purchase and all of the assets and liabilities were transferred to the Company. In 2001, the Company did not renew the rights to the property due to increased carrying costs.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (Park Copper), an Idaho corporation. The purchase price totaled $72,825. The acquisition was recorded as a purchase.

      In July 2001, Atlas Mining Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. in Spokane, Washington. Conjecture Mines has since been merged into Chester Mines, Inc. at the same location. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we had the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or the option to purchase the property for $500,000 if we had $1,000,000 in sales from the mine in a 12-month period. We exercised the option to purchase the Dragon Mine on August 18, 2005 for $500,000. The property consists of 38 patented mining claims on approximately 230 acres.

      b. Revenue Recognition

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

      Revenue for mined halloysite clay is recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is received or the resulting receivable is deemed probable. Certain of the Company's sales contracts call for a fixed price per ton plus a percentage of future sales revenue on the resale of product. Revenues are recorded at the time of sale based upon the fixed price per ton upon shipment. Revenues from the future resale of the product are recognized upon receipt as amounts are not determinable.

      Revenue for harvested raw timber is recognized once it has been shipped to the mill, a contract with a fixed and determinable fee has been established and collection is received or the resulting receivable is deemed probable.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c. Bad Debts

      Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

      d. Basis of Consolidation

      The Company's investments representing a 50% or greater interest are consolidated. The consolidated financial statements presented reflect the accounts of Atlas Mining Company and Park Copper & Gold. At December 31, 2005 and 2004 the Company held a 53% and 53% ownership interest in Park Copper & Gold, respectively. The Company recorded no liability for the 47% and 47% non-controlling interest as Park Copper & Gold had a stockholders deficit at the time of merger. Further, the net loss for Park Copper & Gold for the years ended December 31, 2005 and 2004 applicable to the 47% and 47% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

      e. Earnings (Loss) Per Share

      The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                              Net Loss             Shares        Per-Share
                                                             (Numerator)        (Denominator)      Amount
                                                             -----------        -------------    ----------
     For the year ended December 31, 2004:
       Basic EPS
         Net loss to common shareholders                     $  (946,274)         37,268,310      $ (0.03)
                                                             ===========          ==========      =======
     For the year ended December 31, 2005:
       Basic EPS
         Net loss to common shareholders                     $(3,780,318)         45,222,704      $ (0.08)
                                                             ===========          ==========      =======

      f. Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

                                                                   December 31,
                                                           --------------------------
                                                              2005           2004
                                                           -----------    -----------
      Deferred Tax Assets:
        Net Operating Loss Carry-forwards                  $ 1,223,918    $   687,450
        Contribution Carry-forwards                                 --            148
        Unrealized Loss on Available for Sale Securities            --             --
                                                           -----------    -----------
            Total Deferred Tax Assets                        1,223,918        687,598
           Valuation Allowance for Deferred Tax Assets        (680,361)      (680,361)
                                                           -----------    -----------
                                                                 7,237          7,237
      Deferred Tax Liabilities:
        Unrealized gain on Available for Sale Securities         1,653          1,653
        Tax over Book Depreciation                               6,750          5,584
                                                           --------------------------
           Total Deferred Tax Liabilities                        8,403          7,237
                                                           --------------------------
           Total Deferred Tax Assets                       $        --    $        --
                                                           ==========================

      At  December  31,  2005,   the  Company  has  net   operating   losses  of
      approximately $8,159,456 which expire from 2006 through 2020.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

      The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:

                                           Gross         Gross
                                        Unrealized    Unrealized     Estimated
                             Cost          Gains        Losses      Fair Value
                          -----------   -----------   -----------   -----------
      December 31, 2005   $    19,364   $       174   $        --   $    19,538
      December 31, 2004   $    19,364   $       174   $        --   $    19,538

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

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      k. Property and Equipment

      Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                                Estimated
                                                               Useful Life
                                                               -----------
      Building                                                  39 years
      Mining equipment                                          2-8 years
      Office and shop furniture and equipment                   5-8 years
      Vehicles                                                   5 years

      In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005 and 2004, no impairments were recognized. Depreciation expense for the years ended December 31, 2005 and 2004 totaled $80,911 and $30,593, respectively.

      l. Financial Instruments

      The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2005 and 2004. The Company has no investments in derivative financial instruments.

      m. Mining Exploration and Development Costs

      Land and mining property acquisitions are carried at cost. The Company expenses prospecting and mining exploration costs. At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs. Capitalized development costs will include acquisition costs and property development costs. When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

      As December 31, 2005, all costs associated with the Company's mines have been expensed. During the year ended December 31, 2005, the Company recognized revenue of $0 from the sale of halloysite clay.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      During the periods presented in the accompanying financial statements the Company has granted options under the 1998 Stock Options Plans. The Corporation has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No.123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          2005          2004
                                                      ------------    ---------
       Net Loss                    As reported        $ (3,780,318)   $(946,274)
                                                      ------------    ---------
                                   Proforma           $ (4,049,916)   $(946,274)
                                                      ============    =========
       Basic earnings per share    As reported        $      (0.08)   $   (0.03)
                                   Proforma           $      (0.09)   $   (0.03)

      o. Recently Enacted Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This Statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. When adopted, the Company will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company's results of operations as a result of adopting this new Standard.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      o. Recently Enacted Accounting Standards (Continued)

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

NOTE 2 -GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has sold shares of its restricted stock in the past year to help support its financing activities and reduced the Company's debt. The Company has continued to obtain additional work in the contracting entity and intends to bring the Dragon Mine into production. The Company believes these actions will help to solidify their continued operations. Management feels the elimination of its debts, the revenue stream from contracting and halloysite clay sales, and the sale of stock will provide sufficient cash flows to continue as a going concern.

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 3 - LONG-TERM LIABILITIES

      Long-term liabilities are detailed in the following schedules as of December 31, 2005 and 2004:

                                                                 2005     2004
                                                               --------  -------
      Note payable to a company, due in monthly
      payments of $1,000 with a balloon payment
      due at maturity, including interest at 9%
      The note matured August 16, 2001, past due.              $     --   53,455

      Note payable to a lending company, due in
      Monthly installments of $688, including interest
      at 7.59%.  The note matures in March 2010 and
      is collateralized by a vehicle.                            29,888   35,630

      Note payable to an insurance company, due in
      monthly installments of $2,825.  The note matures
      in July 2006.                                              19,773       --

      Note payable to a mortgage company, due in
      monthly installments of $1,614, including
      interest at 16%. The note is due in August
      2005, secured by the proceeds of a logging
      agreement and collateralized by land and a
      building.                                                      --  118,920

      Note payable to a lending company, balloon payment
      due at maturity, bears interest at 8% per month.  The
      note is secured by land owned by a related party and
      matured in March 2003, past due.                               --  120,700

      Note payable to a mortgage company, principal due at
      maturity and bears interest at 3.5% per month.  The
      note matured in October 2003, secured by property,
      past due.                                                      --   86,100

      Note payable to a lending company, principal due at
      maturity and bears interest at 5% per month.  The note
      matured in May 2003, secured by land, past due.                --  345,508

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 4 - LONG-TERM LIABILITIES (Continued)

                                                               2005           2004
                                                             --------    -----------
      Note payable to a company, principal due at maturity
      with no interest.  The note matures in May 2005.             --         17,000

      Note payable to a company, principal due at maturity
      with interest at 10.2%.  The note matures in
      February 2005.                                               --         34,060
                                                             -----------------------

      Total Notes Payable                                    $ 49,661    $   811,373
                                                             -----------------------

      Notes payable - related party:

      Note payable to a company with a common officer,
      payable on demand and bears no interest                $     --        158,866

      Note payable to an officer, payable on demand and
      bears no interest.                                           --         91,488
                                                             -----------------------

      Total Notes Payable - Related Party                          --        250,354
                                                             -----------------------

      Total Long-Term Liabilities                              49,661      1,061,727

      Less Current Portion                                    (25,973)      (781,318)
      Less Current Portion-Related Party                           --       (250,354)
                                                             -----------------------

      Total Current Portion                                    25,973      1,031,672
                                                             -----------------------

      Total Long-Term Liabilities                            $ 23,688    $    30,055
                                                             ========    ===========

      Future minimum principal payments on notes payable are as follows:

              2006                                                   25,973
              2007                                                    6,688
              2008                                                    7,214
              2009                                                    7,781
              2010                                                    2,005
              Thereafter                                                 --
                                                                    -------
              Total                                                 $49,661
                                                                    =======

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 5 -RELATED PARTY TRANSACTIONS

      During 2005 and 2004, the Company paid advances to a company with a common officer. The balance of the advances at December 31, 2005 and 2004 is $0 and $0, respectively.

      During 2005 and 2004, an officer loaned the Company $1,670 and $34,659, respectively. The loan was repaid to the officer during the 3rd quarter of 2005. During 2004, the Company paid cash of $14,000 as partial payment for the note. The balance of the note payable at December 31, 2005 and 2004 is $0 and $91,488, respectively.

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

      The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At December 31, 2005, no options have been granted under this plan.

      During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan. The options vested 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

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

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 6 - STOCK OPTIONS (Continued)

      A summary of the status of the options granted under the Company's 1998 stock option plan and other agreements at December 31, 2005 and 2004, and changes during the years then ended is presented below:

                                                 December 31, 2005               December 31, 2004
                                           ---------------------------------------------------------------
                                                        Weighted Average                  Weighted Average
                                              Shares     Exercise Price        Shares      Exercise Price
                                           ------------  --------------     ------------   --------------
      Outstanding at beginning of period     3,500,000     $      0.13               --       $        --
      Granted                                       --              --        3,500,000              0.13
      Exercised                                     --              --               --                --
      Forfeited                                     --              --               --                --
      Expired                                       --              --               --                --
                                           -----------     -----------      -----------       -----------
      Outstanding at end of Period           3,500,000     $      0.13        3,500,000       $      0.13
                                           -----------     -----------      -----------       -----------

      A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at December 31, 2005 is presented below:

                                           Options Outstanding                              Options Exercisable
                         ---------------------------------------------------------    -------------------------------
         Range of                          Weighted-Average       Weighted Average                   Weighted-Average
         Exercise           Number             Remaining              Exercise          Number           Exercise
          Prices         Outstanding       Contractual Life             Price         Exercisable          Price
      ------------       ------------      ----------------       ----------------    -----------    ----------------
      $0.10 - 0.20         3,500,000            3 years                $0.13                   --           $0.13
      ------------       -----------       ----------------       ----------------    -----------    ----------------
                           3,500,000                                                           --

      Common Stock

      During the year ended December 31, 2005 the Company sold a total of 6,291,680 shares of restricted common stock at prices ranging from $0.25 to $1.02 per share for a total of $5,064,019 cash.

      During the year ended December 31, 2005 the Company issued 2,393,790 shares of stock at prices ranging from $0.30 to $1.11 in payment of $2,362,984 worth of services provided to the company.

                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 6 - STOCK OPTIONS (Continued)

      Stock Warrants

      During 2005, the Company granted warrants to purchase up to 750,000 of its common shares at $0.40 per share expiring in January 2007 with a calculated weighted average fair value of $0.52 each for services. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the quarter ended December 31, 2005 include risk-free interest rates of 3.25%, expected dividend yields of 0%, expected life of 2 years, and expected volatility 76.36%.

      During December 2005, the Company had outstanding warrants as follows:

              Number of shares
           underlying the warrants      Exercise price             Issued              Expire
      ---------------------------------------------------------------------------------------
      1,000,000                         0.35                  With common shares        12/05
      280,000                           0.50                  With common shares        12/06
      154,000                           0.25                  For services              12/06

      The fair value of warrants issued for services is estimated on the date issued using the Black-Scholes option pricing model and totaled $16,940 during 2004 as administrative expenses. Assumptions used to compute the weighted-average of shares underlying warrants during the year ended December 31, 2004 included risk-free interest rates of 3.58%, expected dividend yields of 0%, expected life of 2 years, and expected volatility 75%.

      A summary of the status of the warrants granted at December 31, 2005 and 2004, and changes during the years then ended is presented below:

                                                December 31, 2005                December 31, 2004
                                          ---------------------------------------------------------------
                                                       Weighted Average                  Weighted Average
                                            Shares      Exercise Price        Shares      Exercise Price
                                          ----------    --------------     ------------   --------------
      Outstanding at beginning of period   1,434,000      $    0.37                 --      $      --
      Granted                                750,000           0.52          1,434,000           0.37
      Exercised                                   --             --                 --             --
      Forfeited                                   --             --                 --             --
      Expired                              1,000,000           0.35                 --             --
                                           ---------      ---------          ---------      ---------
      Outstanding at end of Period         1,184,000      $    0.46          1,434,000      $    0.37
                                           ---------      ---------          ---------      ---------

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 6 - STOCK OPTIONS (Continued)

      A summary of the status of the warrants outstanding at December 31, 2005 is presented below:

                                            Options Outstanding                             Options Exercisable
                         ---------------------------------------------------------    -------------------------------
         Range of                          Weighted-Average       Weighted Average                   Weighted-Average
         Exercise           Number             Remaining              Exercise          Number           Exercise
          Prices         Outstanding       Contractual Life             Price         Exercisable          Price
      ------------       ------------      ----------------       ----------------    -----------    ----------------
      $0.25                  154,000          1.1 years                 $0.34             154,000          $0.34
      $0.40                  750,000          2 years                   $0.52             750,000          $0.52
      $0.50                  280,000          2 years                   $0.50             280,000          $0.50
      ------------       -----------       ----------------       ----------------    -----------    ----------------
                           1,184,000                                                    1,184,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      On July 10, 2001, the Company entered into an agreement to lease and possibly purchase a mine in Juab County, Utah. The Company had the sole option to renew the lease on an annual basis. The agreement required the lease payments be made through the issuance of 100,000 shares of the Company's common stock each year. In July 2005, the Company issued 100,000 shares of common stock valued at $100,000 to renew the lease. In July 2004, the Company issued 100,000 shares of common stock valued at $20,000 to renew the lease. In July 2003, the Company issued 100,000 shares of common stock valued at $10,000 to renew the lease. The Company had the option to purchase the mine for $500,000 at anytime, or when it sold $1,000,000 of product from the mine during a twelve month period.

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

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 8 - SEGMENT REPORTING

      The Company's Chief Operating Decision-maker, as defined in SFAS No. 131, is considered to be Atlas's CEO. The Chief Operating Decision-maker reviews separate financial information for the contract mining business segment, the mining production business segment and the timber business segment. Each of the Company's business segments offer and distribute distinct services to different customer segments. The contract mining segment provides mining services and specialized civil construction services in various locations for mine operators, exploration companies and the construction and natural resources industries. Other activities include site evaluation, feasibility studies, trouble-shooting and consultation prior to the undertaking of exploration and mine development. The mining production segment is located at the Dragon Mine in Juab County, Utah which contains a deposit of high quality halloysite clay. The Company is in the process of extracting this clay to sell to outside parties. The Company holds property with harvestable timber in Northern Idaho. Timber harvesting is contracted out to a qualified logger, who is able to negotiate with local timber mills on the price for the timber. The Company primarily uses the timber to generate revenues and cash flows for other operations. The Company therefore considers that it has three reportable segments under SFAS 131 during 2004 to 2005 as follows: (i) contract mining, (ii) mining production, and (iii) timber.

      The Chief Operating Decision-maker evaluates performance and allocates resources based on revenues produced from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. It is the Company's policy that trade between the segments is entered into at an arms-length basis.

      Segment Reporting

                                                   For the Year Ended
                                                       December 31,
                                                    2005          2004
      Contract Mining:
      Net Revenue                                   628,176       696,264
      Operating Expenses
        Cost of Sales                               551,258       532,324
        General & Administrative                  1,397,712       464,852
                                                 ----------      --------
          Total Operating Expenses                1,948,970       987,176
                                                 ----------      --------
      Net Operating (Loss)                       (1,320,795)     (290,912)
                                                 ==========      ========

      Capital Expenditures:                          21,870        15,724
                                                 ----------      --------

      Depreciation:                                   4,313        29,022

      Total Assets:                                 158,822        22,477
                                                 ----------      --------

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
Mining Production:
Net Revenue                                                --           250,000
Operating Expenses
  Cost of Sales                                            --            33,925
  Exploration & Development Costs                     760,347           340,657
                                                   ----------        ----------
  General & Administrative                          1,397,712           454,852
                                                   ----------        ----------
    Total Operating Expenses                       (2,158,059)          829,434
                                                   ----------        ----------
Net Operating (Loss)                               (2,158,059)         (579,434)
                                                   ==========        ==========

Capital Expenditures:                                 707,140           508,395
                                                   ----------        ----------

Depreciation:                                          76,598             1,571

Total Assets:                                       3,465,813           995,784
                                                   ----------        ----------

Timber:
Net Revenue                                                --            89,064
Operating Expenses
  Cost of Sales                                            --             1,295
  General & Administrative                            301,603           101,078
                                                   ----------        ----------
                                                      290,907           102,373
                                                   ----------        ----------
Net Operating (Loss)                                 (290,907)          (13,309)
                                                   ==========        ==========

Capital Expenditures:                                      --                --
                                                   ----------        ----------

Depreciation:                                              --                --

Total Assets:                                         405,410           405,410
                                                   ----------        ----------


Consolidated on Financial
Statements:
Total Revenues                                        628,176         1,035,329
Operating Expenses
  Total Cost of Sales                                 551,258           567,545
  Exploration & development costs                     760,347           340,657
  Total General & Administrative                    3,106,029         1,010,780
                                                   ----------        ----------
    Total Operating Expenses                        4,417,634         1,918,982
                                                   ----------        ----------

Net Operating (Loss)                               (3,789,458)         (883,653)
                                                   ==========        ==========

Capital Expenditures:                                 729,010           524,119
                                                   ----------        ----------

Depreciation:                                          80,911            30,593

Total Assets                                        4,030,045         1,423,671
                                                   ----------        ----------

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 9 - SUBSEQUENT EVENTS

      The Company has no significant subsequent events to report.

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

ITEM 8A CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

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

      (a)1,500,000 shares shall vest and become exercisable commencing January 1, 2005;

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

      During the Term of Employment, if Executive shall, for a period of more than three (3) consecutive months or for periods aggregating more than twelve (12) weeks in any fifty-two consecutive weeks, be unable to perform the services provided for herein, as a result of illness or incapacity or a physical, mental, or other disability of any nature, the Company may, upon not less than thirty (30) days notice, terminate the Executive's employment hereunder. The Executive shall be considered unable to perform the services provided for herein if he is unable to attend to the normal duties required of him. In such event, the Company shall pay to the Executive, or to his legal representatives, his base compensation for a period of twelve (12) months from the date of termination.

      The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the "Successor") shall assume Mr. Jacobson's employment agreement and the obligations of the Company thereunder; and upon such assumption, the Executive and the Successor shall become obligated to perform the terms and conditions thereof. However, if during the first 180 days following any such consolidation or merger, the Executive determines that he does not desire to remain employed by the Successor or the Successor determines that the services of the Executive are no longer required, such consolidation or merger shall be deemed an involuntary termination of the Executive's employment, and the Executive shall be paid an amount equal to his annual base salary at the time of the consolidation or merger. This payment will be made to the Executive in a single lump sum at the time of the termination.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our directors and executive officers.

Name                             Age           Position
---------------------------------------------------------------------------------------------
William T. Jacobson              59            Chairman of the Board, Chief Executive Officer
---------------------------------------------------------------------------------------------
Jack Harvey                      84            Vice President, Director
---------------------------------------------------------------------------------------------
Kurt Hoffman                     40            Treasurer, Director
---------------------------------------------------------------------------------------------
Ronald Price                     57            Director
---------------------------------------------------------------------------------------------
Marqueta Martinez                56            Secretary
---------------------------------------------------------------------------------------------

      There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

      WILLIAM T. JACOBSON, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER. Mr. Jacobson has been Chairman of the Board and Chief Executive Officer of Atlas Mining Company since August 1997. From 1994 to 1997, Mr. Jacobson served as Secretary of Atlas and Treasurer of Fausett International, Inc. He has had a twenty year career in the mining industry and spent fifteen years in the banking industry. Prior to joining the Company, Mr. Jacobson was a president and director of the Silver Trend Mining Company, located in Kellogg, Idaho. Mr. Jacobson holds a business degree from the University of Idaho. Mr. Jacobson is also a board of director for Transnational Automotive Group, Inc. (symbol:
tamg).

      JOHN "JACK" HARVEY, VICE PRESIDENT, DIRECTOR. Mr. Harvey has been Vice President of Atlas Mining Company for 20 years. He received his mining engineering degree from Montana Tech. He worked in Butte, Montana with Anaconda and Arco until he retired about 17 years ago, after a 41 year career. Mr. Harvey does not hold a board seat in any other public company.

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

      RONALD R PRICE, DIRECTOR. Mr. Price was appointed as a director of Atlas Mining Company in 2005. He has recently retired after a 20-year career at The US Naval Research Laboratory where he used halloysite clay in entrapment and time release processes. He does not hold a board seat in any other public company.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section

16(a) filing requirements with the exception of the following: Form 3s for William T. Jacobson, John Harvey, Kurt Hoffman, Ronald Price and Marqueta Martinez were filed in March 2003 rather than in July 2002.

ITEM 10. EXECUTIVE COMPENSATION

      During the 2005 fiscal year, except for William T Jacobson, no officer received compensation in excess of $100,000 per year. The following table sets forth information as to the compensation paid or accrued to William T. Jacobson, our Chairman and Chief Executive Officer, for the three years ended December 31, 2005, December 31, 2004 and December 31, 2003:

                           SUMMARY COMPENSATION TABLE
                             LONG TERM COMPENSATION

                                 ANNUAL COMPENSATION                      AWARDS                        PAYOUTS
                          ----------------------------------------------------------------------------------------------
                                                             OTHER      RESTRICTED    SECURITIES
                                                             ANNUAL       STOCK       UNDERLYING      LTIP     ALL OTHER
  NAME AND PRINCIPAL                 SALARY        BONUS  COMPENSATION    AWARDS        OPTIONS/     PAYOUT  COMPENSATION
       POSITION           YEAR         ($)          ($)       ($)          ($)            SARS      ($) (1)       ($)
       --------           ----         ---          ---       ---          ---            ----      -------       ---
William T. Jacobson,      2005      $120,000        --        --           --              --          --          --
Chairman and Chief        2004      $ 78,000        --        --           --              --          --          --
Executive Officer         2003      $ 78,000        --        --           --              --          --          --

----------
(1) Mr. Jacobson owns 1,643,660 shares of restricted stock worth approximately $2,301,124.

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

      During the Term of Employment, if Executive shall, for a period of more than three (3) consecutive months or for periods aggregating more than twelve (12) weeks in any fifty-two consecutive weeks, be unable to perform the services provided for herein, as a result of illness or incapacity or a physical, mental, or other disability of any nature, the Company may, upon not less than thirty (30) days notice, terminate the Executive's employment hereunder. The Executive shall be considered unable to perform the services provided for herein if he is unable to attend to the normal duties required of him. In such event, the Company shall pay to the Executive, or to his legal representatives, his base compensation for a period of twelve (12) months from the date of termination.

      The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the "Successor") shall assume Mr. Jacobson's employment agreement and the obligations of the Company thereunder; and upon such assumption, the Executive and the Successor shall become obligated to perform the terms and conditions thereof. However, if during the first 180 days following any such consolidation or merger, the Executive determines that he does not desire to remain employed by the Successor or the Successor determines that the services of the Executive are no longer required, such consolidation or merger shall be deemed an involuntary termination of the Executive's employment, and the Executive shall be paid an amount equal to his annual base salary at the time of the consolidation or merger. This payment will be made to the Executive in a single lump sum at the time of the termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 28 2006, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 48,925,687 shares of common stock outstanding as of March 28, 2006.

-----------------------------------------------------------------------------------------
                                                          Number of
                                                          Shares of        Percentage of
                                                         Common Stock      Common Stock
                                                         Beneficially      Beneficially
  Name and Address (1)                                    Owned (2)           Owned
-----------------------------------------------------------------------------------------
William T. Jacobson (3)(4)                              1,643,660            3.3%
John Harvey (3)(4)                                         60,767             *
Kurt Hoffman (3)(4)                                        22,500             *
Ronald R Price  (4)                                        10,000             *
Marqueta Martinez (3)                                      47,728             *
All Officers and Directors as a Group (5 persons)       1,784,655            3.6%
-----------------------------------------------------------------------------------------

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

      William Jacobson has loaned Atlas Mining sums of money over the past several years. In January 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in the note balance. In 2005 the balance of $34,659 was paid off.

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

         10.11      Employment Agreement--William Jacobson

         20.1       Code of Ethical Conduct adopted December 15, 2004

         21.1       Subsidiaries of the Registrant.(1)

         23.1       Independent Auditors Consent.

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

         99.1       Location map, Dragon Mine

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $12,096.71 for 2004, and $13,600 in 2005.

Audit-Related Fees

For fiscal 2005 and 2004, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2005 and 2004, respectively.

All Other Fees

No fees were billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004.

Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2005 are pre-approved by the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2005.

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

    Signature                              Title                       Date
    ---------                              -----                       ----

/s/ William T. Jacobson           Chairman of the Board and       March 28, 2006
---------------------------       Chief Executive Officer
William T. Jacobson

/s/ John Harvey                   Vice-President, Director        March 28, 2006
---------------------------
John Harvey

/s/ Kurt Hoffman                  Treasurer, Director             March 28, 2006
---------------------------
Kurt Hoffman

/s/ Ronald R Price                Director                        March 28, 2006
---------------------------
Ronald R Price

/s/ Marqueta Martinez             Secretary                       March 28, 2006
---------------------------
Marqueta Martinez