Form 10QSB
period 2006-03-31
ATLAS MINING CO
filed 2006-05-16
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                                   (Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

   |_| Transition report under Section 13 or 15(d) of the Exchange Act.

       For the transition period from ______________ to ______________

                       Commission file number  000-31380
                                              -----------

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 12, 2006 was as follows: 49,327,652 shares of Common Stock.

        Transitional Small Business Disclosure Format:     YES /_/  NO /X/




                              ATLAS MINING COMPANY
                    SECOND QUARTER 2006 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS
                                                                      PAGE
                                                                      ----
                        PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

   Unaudited Consolidated Balance Sheet
   March 31, 2006........................................................3

   Unaudited Consolidated Statements of Operations Three Months Ended
   March 31, 2006 and 2005...............................................4

   Unaudited Consolidated Statements of Cash Flows Three Months Ended
   March 31, 2006 and 2005...............................................5

   Notes to Unaudited Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................21

Item 3.  Controls and Procedures........................................23

                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings..............................................23

Item 2.  Unregistered Sales of Equity Securities and Use of.............24

Item 3.  Defaults Upon Senior Securities................................24

Item 4.  Submission of Matters to a Vote of Security Holders............24

Item 5.  Other Information..............................................24

Item 6.  Exhibits.......................................................24

Signatures..............................................................25

Certification under Sarbanes-Oxley Act of 2002..........................26






                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------

                                                   March 31,   December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (unaudited)
Current Assets
 Cash                                            $ 1,195,953   $ 2,215,930
 Accounts receivable (net of allowance of $0)        211,251        40,174
 Investments - available for sale                     19,538        19,538
 Advances                                                701           750
 Deposits and prepaids                                71,731       100,454
                                                 ------------  ------------
   Total Current Assets                            1,499,175     2,376,846
                                                 ------------  ------------
Property and Equipment
 Land and tunnels                                  1,005,159     1,005,159
 Buildings and equipment                             188,192       188,192
 Mining equipment                                    422,509       244,499
 Milling equipment                                   247,714       247,714
 Office equipment                                     26,689        26,689
 Vehicles                                            116,578       111,259
 Less: Accumulated depreciation                     (264,943)     (229,311)
                                                 ------------  ------------
   Total Property and Equipment                    1,741,897     1,594,200
                                                 ------------  ------------
Other Assets
 Long-term Note Receivable                            50,000        50,000
 Mining supplies                                       9,000         9,000
                                                 ------------  ------------
   Total Other Assets                                 59,000        59,000
                                                 ------------  ------------
   Total Assets                                  $ 3,300,072   $ 4,030,045
                                                 ============  ============













 The accompanying notes are an integral part of these financial statements.
                                     3




                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                   March 31,   December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (unaudited)
Current Liabilities
 Accounts payable and accrued liabilities        $   205,424   $   101,532
 Current portion of long-term debt                    15,995        25,973
                                                 ------------  ------------
   Total Current Liabilities                         221,419       127,505
                                                 ------------  ------------
Long-Term Liabilities
 Notes payable                                        39,683        49,661
 Less: current portion of long-term debt             (15,995)      (25,973)
                                                 ------------  ------------
   Total Long-Term Liabilities                        23,688        23,688
                                                 ------------  ------------

Minority Interest                                     52,797        52,797
                                                 ------------  ------------
Stockholders' Equity (Deficit)
 Preferred stock, $1.00 par value, 10,000,000
  shares authorized, noncumulative, nonvoting,
  nonconvertible, none issued or outstanding            -             -
 Common stock, no par value, 60,000,000 shares
  authorized, 48,925,687 and 48,852,892 shares
  issued and outstanding, respectively            13,653,660    13,598,660
 Additional Paid in Capital                           16,850          -
 Cost of treasury stock, 1,313,022 in 2005
  and 2004                                          (131,221)     (131,221)
 Accumulated Deficit                             (10,537,294)   (9,641,558)
 Accumulated other comprehensive income (loss)           174           174
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)            3,002,168     3,826,055
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $ 3,300,072   $ 4,030,045
                                                 ============  ============


















 The accompanying notes are an integral part of these financial statements.
                                     4




                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Revenues - Contract Mining                       $   334,710   $   143,373
Revenues - Mining Production                            -             -
Revenues - Timber                                       -             -
                                                 ------------  ------------
   Total Revenues                                    334,710       143,373
                                                 ------------  ------------

Cost of Sales - Contract Mining                      174,281       150,147
Cost of Sales - Mining Production                       -             -
Cost of Sales - Timber                                  -             -
                                                 ------------  ------------
   Total Cost of Sales                               174,281       150,147
                                                 ------------  ------------
   Gross Profit (Loss)                               160,429        (6,774)
                                                 ------------  ------------

Operating Expenses
 Exploration & development costs                     610,767       165,579
 Mining production costs                             106,229          -
 General & administrative                            350,129       550,936
                                                 ------------  ------------
   Total Operating Expenses                        1,067,125       716,515
                                                 ------------  ------------
   Net Operating Income (Loss)                      (906,696)     (723,289)
                                                 ------------  ------------
Other Income(Expense)
 Interest income                                      11,501           167
 Interest expense                                       (558)      (34,561)
 Miscellaneous Income                                     15          -
                                                 ------------  ------------
   Total Other Income(Expense)                        10,958       (34,394)
                                                 ------------  ------------
   Income (Loss) Before Income Taxes                (895,738)     (757,683)

   Provision (Benefit) for Income Taxes                 -             -
                                                 ------------  ------------
   Net Income (Loss)                             $  (895,738)  $  (757,683)
                                                 ============  ============

   Net Income (Loss) Per Share                   $     (0.02)  $     (0.02)
                                                 ============  ============
   Weighted Average Shares Outstanding            48,907,448    40,840,731
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     5

                    Atlas Mining Company and Subsidiary
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Cash Flows from Operating Activities:
 Net Income (Loss)                               $  (895,738)  $  (757,478)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
   Depreciation                                       35,632        26,922
   Stock issued for services                          45,000       388,421
   Compensation for Options                           16,850          -
   Minority Interest                                    -                3
 Change in Operating Assets and Liabilities:
 (Increase) Decrease in:
  Accounts receivable                               (171,078)      139,260
  Deposits and prepaids                               28,724        19,017
  Accounts payable and accrued expenses               95,418      (115,430)
                                                 ------------  ------------
Net Cash Provided(Used) by Operating Activities     (845,192)     (299,285)

Cash Flows from Investing Activities:
 Purchases of equipment                             (183,329)      (83,898)
 Payments for advances                                    49          -
                                                 ------------  ------------
Net Cash Provided (Used) by Investing Activities    (183,280)      (83,898)

Cash Flows from Financing Activities:
 Payments for notes payable                           (1,505)      (52,153)
 Proceeds from issuance of common stock               10,000       561,999
                                                 ------------  ------------
Net Cash Provided (Used) by Financing Activities       8,495       509,846
                                                 ------------  ------------
Increase (Decrease) in Cash                       (1,019,977)      126,663

Cash and Cash Equivalents at Beginning of Period   2,215,930       206,635
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $ 1,195,953   $   333,298
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     6

                            Atlas Mining Company
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
Cash Paid For:
 Interest                                        $       558   $    34,561
 Income Taxes                                    $      -      $      -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
 Stock issued for services                       $    45,000   $   388,421


































 The accompanying notes are an integral part of these financial statements.
                                     7

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

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

     In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. As of March 31, 2006, 384,465 shares of the Company's common stock had not been exchanged. The Company was unable to locate some of the shareholders of Sierra. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase. The purchase price totaled $276,157. All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

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








                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

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












                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Bad Debts

     Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

     d.  Basis of Consolidation

     The Company's investments representing a 50% or greater interest are consolidated. The consolidated financial statements presented reflect the accounts of Atlas Mining Company and Park Copper & Gold. At both March 31, 2006 and December 31, 2005 the Company held a 53% ownership interest in Park Copper & Gold. The Company recorded no liability for the 47% non-controlling interest as Park Copper & Gold had a stockholders deficit at the time of merger. Further, the net loss for Park Copper & Gold for the periods ended March 31, 2006 and December 31, 2005 applicable to the 47% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

     e.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                               Net Loss      Shares       Per-Share
                                              (Numerator)(Denominator)      Amount
                                             ------------ ------------  ------------
    For the quarter ended March 31, 2006:
      Basic EPS
       Net loss to common shareholders       $  (895,738)   48,907,448  $     (0.02)
                                             ============ ============  ============
    For the year ended March 31, 2005:
       Basic EPS
       Net loss to common shareholders       $  (757,683)  40,840,731   $     (0.02)
                                             ============ ============  ============

     At March 31, 2006 and 2005 the Company had 4,664,000 and 5,684,000
     common stock equivalents that were not included in the calculation of earning per share as their effect was anti-dilutive.






                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

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

     The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:

                                                 Gross        Gross
                                              Unrealized   Unrealized     Estimated
                                    Cost         Gains       Losses      Fair Value
                               ------------  ------------ ------------  ------------
    March 31, 2006             $    19,364   $        174 $      -       $   19,538
    December 31, 2005          $    19,364   $        174 $      -       $   19,538


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

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

    k.  Property and Equipment

    Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                             Estimated
                                                           Useful Life
                                                          ------------
    Building                                                  39 years
    Mining equipment                                         2-8 years
    Office and shop furniture and equipment                  5-8 years
    Vehicles                                                   5 years

    In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At March 31, 2006 and December 31, 2005, no impairments were recognized. Depreciation expense for the quarters ended March 31, 2006 and 2005 totaled $35,632 and $26,922, respectively.

    l.  Financial Instruments

    The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of March 31, 2006 and 2005. The Company has no investments in derivative financial instruments.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

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

    At March 31, 2006, all mine costs have been expensed. During the quarter ended March 31, 2006, the Company recognized no revenue from the sale of halloysite clay.

    n.  Stock Options

    The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 5. Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

    During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and
    (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation expense of $16, 850 has been recognized for grants of options to employees and directors in the accompanying statements of operations for the period ended March 31, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:





                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    n.  Stock Options   Continued

                                                                  2005
                                                              ------------
    Net Loss                           As reported           $   (757,683)
    Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method                                    (16,850)
                                                              ------------
                                       Proforma               $  (774,533)
    Basic earnings per share
                                                              ------------
                                       As reported            $     (0.02)
                                       Proforma               $     (0.02)


     o. Recently Enacted Accounting Standards

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for
     Conditional Asset Retirement Obligations   an interpretation of FASB
     Statement No. 143" ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement
     No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event.

     Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting
     Accounting Changes in Interim Financial Statements   An Amendment of
     APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In October 2005, the FASB issued FSP FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP FAS 13-1") which requires companies to expense rental costs associated with ground or building operating leases that are incurred during the construction period. FSP FAS 13-1 is effective in first reporting period beginning after December 15, 2005. The Company does not expect that this pronouncement will have a material effect on its financial statements.

NOTE 2 -GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has sold shares of its restricted stock in the past year to help support its financing activities and reduced the Company's debt. The Company has continued to obtain additional work in the contracting entity and intends to bring the Dragon Mine into production. The Company believes these actions will help to solidify their continued operations. Management feels the elimination of it debts, the revenue stream from contracting and halloysite clay sales, and the sale of stock will provide sufficient cash flows to continue as a going concern.

NOTE 3 - LONG-TERM LIABILITIES

     Long- term liabilities are detailed in the following schedules as of March 31, 2006 and December 31, 2005:

                                                             March 31,   December 31,
                                                               2006          2005
                                                           ------------  ------------
     Note payable to a lending company, due in
     Monthly installments of $688, including interest
     at 7.59%.  The note matures in March 2010 and
     is collateralized by a vehicle.                       $    28,384   $    29,888

     Note payable to an insurance company, due in
     monthly installments of $2,825.  The note matures
     in July 2006.                                              11,299        19,773
                                                           ------------  ------------
     Total Notes Payable                                   $    39,683   $    49,661

     Less Current Portion                                      (15,995)      (25,973)
                                                           ------------  ------------
     Total Long-Term Liabilities                           $    23,688   $    23,688
                                                           ============  ============





                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 3 - LONG-TERM LIABILITIES (Continued)

     Future minimum principal payments on notes payable are as follows:

     2006                                                  $    15,995
     2007                                                        6,688
     2008                                                        7,214
     2009                                                        7,781
     2010                                                        2,005
     Thereafter                                                      -
                                                           ------------
     Total                                                 $    39,683
                                                           ============

NOTE 4 -RELATED PARTY TRANSACTIONS

     During 2006 and 2005, an officer loaned the Company $0 and $1,670, respectively. The loan was repaid to the officer during the 3rd quarter of 2005.

NOTE 5 -COMMON STOCK

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

     The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At March 31, 2006, no options have been granted under this plan.











                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 5 -  COMMON STOCK (Continued)

     The Company is authorized to issue stock options under one existing stock option plan approved by stockholders. The fair value of each of the Company's stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of the company's stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Company's stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

     During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.13 per share under the non-qualified stock option plan. The options vested 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

     A summary of the status of the options granted under the Company's 1998 stock option plan and other agreements and changes for the three months ended March 31, 2006, are as follows:

                                                          March 31, 2006
                                      ------------------------------------------------
                                                                Weighted
                                                    Weighted     Average
                                                     Average   Remaining    Aggregate
                                                    Exercise Contractual    Intrinsic
                                         Shares        Price        Life        Value
                                    -----------  ----------- -----------  -----------
Outstanding at beginning of period    3,500,000  $      0.13     3 years  $ 2,940,000
 Granted                                  -            -           -            -
 Exercised                                -            -           -            -
 Forfeited                                -            -           -            -
 Expired                                  -            -           -            -
                                      ------------------------------------------------
 Outstanding at end of Period         3,500,000  $      0.13  2.75 years  $ 4,480,000
                                      ------------------------------------------------
 Vested and expected to vest in
  the future                          3,500,000  $      0.13  2.75 years  $ 4,480,000
 Exercisable at end of period         2,000,000  $      0.13  2.75 years  $ 2,635,000
 Weighted average fair value of
   options granted                        -            -           -            -
                                      ------------------------------------------------


The Company had 2,000,000 non vested options at the beginning of the period with a weighted average grant date fair value of $0.269. At March 31, 2006 the Company had 1,500,000 non vested options with a weighted average grant date fair value of $0.269 resulting in unrecognized compensation expense $178,800 which is expected to be expensed over a weighted-average period of
1.4 years.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 5 -  COMMON STOCK (Continued)

     The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.

     Common Stock
     ------------
     During the quarter ended March 31, 2006 the Company sold a total of 20,000 shares of restricted common stock at a price of $0.50 per share for a total of $10,000 cash. The sale resulted from a redemption of an outstanding warrant.

     During the quarter ended March 31, 2006 the Company issued 50,000 shares of stock at a price of $0.90 in payment of $45,000 worth of services provided to the company.

     Stock Warrants
     --------------
     The Company has issued warrants to non-employees under various agreements expiring through January 2007. A summary of the status of warrants granted at March 31, 2006, and changes during the period then ended is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                       Shares        Price
                                               ---------------------------
     Outstanding at beginning of period             1,184,000         0.46
     Granted                                                -            -
     Exercised                                         20,000         0.50
     Forfeited                                              -            -
     Expired                                                -            -
                                               ---------------------------
     Outstanding at end of period                   1,164,000         0.46
     Exercisable at end of period                   1,164,000         0.46


     A summary of the status of the warrants outstanding at March 31, 2006 is presented below:


                                   Weighted
                                   -Average      Weighted                    Weighted
Range of                          Remaining       Average                    -Average
Exercise                Number  Contractual      Exercise        Number      Exercise
Prices             Outstanding         Life         Price   Exercisable         Price
------------      ------------ ------------  ------------  ------------  ------------
$0.25                  154,000   0.75 years         $0.25       154,000         $0.25
$0.40                  750,000   0.83 years         $0.52       750,000         $0.52
$0.50                  260,000   0.75 years         $0.50       260,000         $0.50
------------      ------------ ------------  ------------  ------------  ------------
                     1,164,000                                1,164,000



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 6   SEGMENT REPORTING

     The Company's Chief Operating Decision-maker, as defined in SFAS No. 131, is considered to be Atlas's CEO. The Chief Operating Decision-maker reviews separate financial information for the contract mining business segment, the mining production business segment and the timber business segment. Each of the Company's business segments offer and distribute distinct services to different customer segments. The contract mining segment provides mining services and specialized civil construction services in various locations for mine operators, exploration companies and the construction and natural resources industries. Other activities include site evaluation, feasibility studies, trouble-shooting and consultation prior to the undertaking of exploration and mine development. The mining production segment is located at the Dragon Mine in Juab County, Utah which contains a deposit of high quality halloysite clay. The Company is in the process of extracting this clay to sell to outside parties. The Company holds property with harvestable timber in Northern Idaho. Timber harvesting is contracted out to a qualified logger, who is able to negotiate with local timber mills on the price for the timber. The Company primarily uses the timber to generate revenues and cash flows for other operations. The Company therefore considers that it has three reportable segments under SFAS 131 during 2005 to 2006 as follows: (i) contract mining, (ii) mining production, and (iii) timber.

     The Chief Operating Decision-maker evaluates performance and allocates resources based on revenues produced from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. It is the Company's policy that trade between the segments is entered into at an arms-length basis.

     Segment Reporting

                                                       For the Year Ended
                                                          March 31,
                                                     2006         2005
                                                 ------------  ------------
     Contract Mining:
     Net Revenue                                 $   334,710   $   143,373
     Operating Expenses
        Cost of Sales                                174,281       150,147
        General & Administrative                     157,529       247,921
                                                 ------------  ------------
          Total Operating Expenses                   331,810       398,068
                                                 ------------  ------------
     Net Operating Profit (Loss)                       2,900      (254,695)
                                                 ============  ============
     Capital Expenditures:                             5,318         2,517
                                                 ------------  ------------
     Depreciation:                                     2,302           133

     Total Assets:                               $   110,840   $    27,917
                                                 ============  ============


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

Mining Production:

Net Revenue                                             -             -
Operating Expenses
   Cost of Sales                                        -             -
   Mining Production Costs                           106,229          -
   Exploration & Development Costs                   610,767       165,579
                                                 ------------  ------------
   General & Administrative                          157,529       247,921
                                                 ------------  ------------
     Total Operating Expenses                        874,525       413,500
                                                 ------------  ------------
      Net Operating (Loss)                          (874,525)     (413,500)
                                                 ============  ============

Capital Expenditures:                                178,011        81,381
                                                 ------------  ------------
 Depreciation:                                        33,330        26,789

 Total Assets:                                     2,783,822     1,015,706
                                                 ------------  ------------
Timber:
 Net Revenue                                            -             -
 Operating Expenses
 Cost of Sales                                          -             -
 General & Administrative                             35,071        55,094
                                                 ------------  ------------
                                                      35,071        55,094
                                                 ------------  ------------
 Net Operating (Loss)                                (35,071)      (55,094)
                                                 ============  ============

Capital Expenditures:                                   -             -
                                                 ------------  ------------
 Depreciation:                                          -             -

Total Assets:                                        405,410       405,410
                                                 ------------  ------------
Consolidated on Financial Statements:
 Total Revenues                                      334,710       143,373
 Operating Expenses
   Total Cost of Sales                               174,281       150,147
   Exploration & development costs                   610,767       165,579
   Mining production costs                           106,229          -
 Total General & Administrative                      350,129       550,936
                                                 ------------  ------------
     Total Operating Expenses                      1,241,406       866,662
                                                 ------------  ------------
 Net Operating (Loss)                               (906,696)     (723,289)
                                                 ============  ============
 Capital Expenditures:                               183,329        83,898
                                                 ------------  ------------
 Depreciation:                                        35,632        26,922

 Total Assets                                      3,300,072     1,449,033
                                                 ------------  ------------



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               March 31, 2006

NOTE 7   SUBSEQUENT EVENTS

     The Company issued 8,000 shares of stock on April 7, 2006 at a price of $1.69 in payment of $13,520 for payment on the purchase of a mining property.

     The Company issued 340,500 shares of stock on May 11, 2006 at a price of $2.00 for $681,000 in cash.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho and Utah and in New Foundland, Canada. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resource industries through our trade name "Atlas Fausett Contracting."

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

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending March 31, 2006 and December 31, 2005 were $610,767 and $760,347 respectively on the halloysite clay project.

     The halloysite clay is considered a non-toxic material, and we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. In 2003 and 2006 we completed diamond drilling programs to verify location of clay beds at the Dragon Mine. With that information we have been able to formulate development and mining plans.
During 2005 we have worked to develop and bring the Dragon Mine into a production stage.


     Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done. Each buyer may have a different use for the product and the price and quantity will vary as a result. The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers. From results of the product samples distributed we have numerous potential buyers. In March, 2006 we activated Nano Clay and Technologies, Inc., a wholly owned subsidiary, and hired Dr Ron Price as its President and Chief Executive Officer, to pursue these activities.


     Until the Dragon mine is producing in a profitable manner we are not aggressively trying to develop other properties. However it is our intent to look for other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

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


RESULTS OF OPERATIONS

     Revenues for the three month period ending March 31, 2006 were $334,710 and $143,373 for the same period ending March 31, 2005, or an increase of 133%. The main difference was caused by the increase in contracting revenues of $191,337 for this period compared to the previous year.
     Gross profit (loss) for the three month period ending March 31, 2006 was $160,429 compared to ($6,774) for the same period ending March 31, 2005, a difference of $167,203. This was due to the increased revenues for the three month period ending March 31, 2006 over the same period ended March 31, 2005.

     Total operating expenses for the three month period ending March 31, 2006 was $960,831 compared to $716,515 for the same period ending March 31, 2005 or an increase of 34%. Although the company recognized less administrative costs and professional fees in the period ended March 31, 2006 compared to the same period ended March 31, 2005, more Exploration and development costs were incurred.

     Our net profit (loss) for the three month period ending March 31, 2006 was ($895,738) compared to ($757,683) for the same period ending March 31, 2005, or an increase of 18%. As mentioned above, the company experienced more Exploration and development expenses for the period ended March 31, 2006 compared to the same period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended March 31, 2006 and March 31, 2005 contract mining accounted for 100% of the revenue. Our current asset and debt structure is explained below.

     Our total assets as of March 31, 2006 were $3,300,072 compared to $4,030,045 as of December 31, 2005, or a decrease of $729,973. For the three month period ended March 31, 2006 the company has decreased its current assets by $877,671, but increased its fixed assets by $147,697 through acquisitions of additional equipment for mining.

     Total liabilities were $297,904 as of March 31, 2005, compared to $203,990 as of December 31, 2005. The company was able to reduce its debts during the past year from approximately $1,400,000 to the above amounts. The following debts are still outstanding.

    We have a note payable to a lending company for a vehicle due in monthly installments of $688, including interest of 7.59% with a balance of $28,384. We have a note payable to an insurance company for insurance premiums with a monthly installment of $2,825, and a balance of $11,299. Accounts payable and accrued expenses due as of March 31, 2006 were $205,424 and are the result of daily operations and accrued taxes. We also carry a liability of $52,797 to the minority interest in a subsidiary.

     If we do not reduce our debts, we would be obligated to pay an average of $2,317 per month or $27,811 for the next fiscal year.

     We may need to obtain additional funding to pursue our business strategy during the next fiscal year. If so, we anticipate seeking additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans, although we do not have any specific plans or agreements for such funding. Our inability to raise additional capital to fund operations through the remainder of this year and through the next fiscal year could have a detrimental effect on our ability to pursue our business plan, and possibly our ability to continue as a going concern.

     Our principal sources of cash flow during the first quarter 2006 was from contracting activities which provided an average of $111,570 per month for the three month period ended March 31, 2006, and averaged $47,791 per month for the same period in 2005. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the three month period ended March 31, 2006 was $8,495 compared to $509,846 for the same period in 2005, a difference of $501,351. The major factor for the difference was receipt of proceeds from issuance of common stock in 2005.

     The Company used $183,280 from investing activities for the three month period ended March 31, 2006, compared to using $83,898 in the same period in 2005, a difference of $99,382. This was attributed to purchases of more equipment in the period ended March 31, 2006 compared to the same period in 2005.

     Cash flow used by operating activities for the three month period ended March 31, 2006, was ($845,192) compared to ($299,285) for the same period in 2005, a difference of $545,907. In the three month period in 2006 net losses was more, Accounts receivables increased, and Accounts payable decreased, compared to the same period in 2005.



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


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

             None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On March 31, 2006, the Company issued 20,000 shares of common stock to an accredited investor for $10,000 for the redemption of an outstanding warrant.


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



                              ATLAS MINING COMPANY

Dated: May 12, 2006           /s/ William Jacobson
                              -------------------------------------------
                              By: William Jacobson
                              Chief Executive Officer,
                              Chief Financial Officer














