Form 10QSB
period 2006-06-30
ATLAS MINING CO
filed 2006-08-14
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

                                 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 3, 2006, was as follows: 49,438,367 shares of Common Stock.

     Transitional Small Business Disclosure Format:     YES /_/  NO /X/



                            ATLAS MINING COMPANY
                 SECOND QUARTER 2003 REPORT ON FORM 10-QSB
                             TABLE OF CONTENTS
                                                                       PAGE
                                                                       ----
                      PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

 Unaudited Consolidated Balance Sheet
  June 30, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

 Unaudited Consolidated Statements of Operations
  Three Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . .5

 Unaudited Consolidated Statements of Cash Flows
  Three Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . .6

 Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . .8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . . 24

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . 27

                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 27

Item 2.  Unregistered Sales of Equity Securities and Use of ?? . . . . . 27

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 28

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 28

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Certification under Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . . 30



                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                                   June, 30    December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                 (unaudited)
Current Assets
 Cash                                             $1,043,810    $2,215,930
 Accounts receivable (net of allowance of $0)        258,141        40,174
 Investments - available for sale                     22,379        19,538
 Advances                                                148           750
 Deposits and prepaids                                55,614       100,454
                                                 ------------  ------------
   Total Current Assets                            1,380,091     2,376,846

Property and Equipment
 Land and tunnels                                  1,110,356     1,005,159
 Buildings and equipment                             188,192       188,192
 Mining equipment                                    690,184       244,499
 Milling equipment                                   431,617       247,714
 Drilling equipment                                   18,212           -
 Office equipment                                     42,104        26,689
 Vehicles                                            116,577       111,259
 Less:  Accumulated depreciation                    (330,327)     (229,311)
                                                 ------------  ------------
   Total Property and Equipment                    2,266,914     1,594,200

Other Assets
 Long-term Note Receivable                            50,000        50,000
 Mining supplies                                       9,000         9,000
                                                 ------------  ------------
   Total Other Assets                                 59,000        59,000
                                                 ------------  ------------
   Total Assets                                  $ 3,706,005   $ 4,030,045
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     3

                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

                                                   June, 30    December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                 (unaudited)
Current Liabilities
 Accounts payable and accrued liabilities        $   180,314   $   101,532
 Current portion of long-term debt                    22,925        25,973
 Current portion of capital lease liabilities         29,901           -
                                                 ------------  ------------
   Total Current Liabilities                         233,140       127,505

Long-Term Liabilities
 Notes payable, net                                  103,707        23,688
 Capital lease liabilities                            68,925           -
                                                 ------------  ------------
   Total Long-Term Liabilities                       172,632        23,688

Minority Interest                                     52,797        52,797
                                                 ------------  ------------

Commitments & Contingencies                              -             -

Stockholders' Equity (Deficit)
 Preferred stock, $1.00 par value, 10,000,000
  shares authorized, non-cumulative, nonvoting,
  nonconvertible, none issued or outstanding             -             -
 Common stock, no par value, 60,000,000 shares
  authorized, 49,438,367 and 48,852,892 shares
  issued and outstanding, respectively            14,429,225    13,598,660
 Additional Paid in Capital                           33,700           -
 Cost of treasury stock, 1,313,022 in 2006
  and 2005                                          (131,221)     (131,221)
 Accumulated Deficit                             (11,084,442)   (9,641,558)
 Accumulated other comprehensive income (loss)           174           174
                                                 ------------  ------------
   Total Stockholders' Equity (Deficit)            3,247,435     3,826,055
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $ 3,706,005   $ 4,030,045



 The accompanying notes are an integral part of these financial statements.
                                     4



                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                               For the Three Months Ended   For the Six Months Ended
                                        June 30,                    June 30,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
Revenues - Contract Mining     $   767,097   $    15,105   $ 1,101,829   $   158,478
Revenues - Mining Production           -             -             -             -
Revenues - Timber                      -             -             -             -
                               ------------  ------------  ------------  ------------
Total Revenues                     767,097        15,105     1,101,829       158,478

Cost of Sales - Contract Mining    526,126        27,738       700,430       179,263
Cost of Sales - Mining Production      -             -             -             -
Cost of Sales - Timber                 -             534           -             534
                               ------------  ------------  ------------  ------------
Total Cost of Sales                526,126        28,272       700,430       179,797
                               ------------  ------------  ------------  ------------
Gross Profit (Loss)                240,971       (13,167)      401,399       (21,319)

Operating Expenses
   Exploration & development
     costs                         512,443       133,924     1,123,211       296,503
   Mining production costs          74,632        11,959       180,860        11,959
   General & administrative        194,520       997,880       544,648     1,551,815
                               ------------  ------------  ------------  ------------
     Total Operating Expenses      781,595     1,143,763     1,848,718     1,860,277
                               ------------  ------------  ------------  ------------
Net Operating Income (Loss)       (540,624)   (1,156,930)   (1,447,319)   (1,881,596)

Other Income(Expense)
   Interest income                   9,568           349        21,069           515
   Interest expense                (16,158)       (6,299)      (16,715)      (39,483)
   Miscellaneous Income                 65             5            80             6
   Minority Interest                   -               3           -               3
   Gain (Loss) on Settlement
      of Debt                          -          33,424           -          33,424
                               ------------  ------------  ------------  ------------
    Total Other Income(Expense)     (6,524)       27,482         4,435        (5,535)
                               ------------  ------------  ------------  ------------
Income (Loss) Before
  Income Taxes                    (547,148)   (1,129,448)   (1,442,884)   (1,887,131)

Provision (Benefit) for
  Income Taxes                         -             -             -             -
                               ------------  ------------  ------------  ------------
Net Income (Loss)              $  (547,148)  $(1,129,448)  $(1,442,884)  $(1,887,131)
                               ============  ============  ============  ============

Net Income (Loss) Per Share    $     (0.01)  $     (0.03)  $     (0.03)  $     (0.05)
                               ============  ============  ============  ============
Weighted Average Shares
Outstanding                     48,824,432    42,960,089    49,136,018    41,906,265
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     5

                    Atlas Mining Company and Subsidiary
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                            For the Six Months Ended
                                                                    June 30,
                                                               2006          2005
                                                           ------------  ------------
Cash Flows from Operating Activities:
   Net Income (Loss)                                       $(1,442,884) $ (1,887,131)
   Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation                                              101,016        54,011
     Stock issued for services                                  45,000       862,966
     Compensation for Options                                   33,700           -
     Gain on Settlement of Debt                                    -         (33,424)
   Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
       Accounts receivable                                    (217,969)      273,014
       Deposits and prepaids                                    44,840        40,812
       Accounts payable and accrued expenses                    59,234      (207,172)
                                                           ------------  ------------
   Net Cash Provided(Used) by Operating Activities          (1,377,062)     (896,924)

Cash Flows from Investing Activities:
   Purchases of equipment                                     (515,210)      (83,897)
   Purchases of investments                                     (2,841)          -
   Payments for advances                                           602           -
                                                           ------------  ------------
   Net Cash Provided (Used) by Investing Activities           (517,448)      (83,897)

Cash Flows from Financing Activities:
   Payments for notes payable                                   (6,981)     (580,550)
   Payments on capital leases                                  (56,193)          -
   Proceeds from issuance of common stock                      785,565     4,631,544
                                                           ------------  ------------
   Net Cash Provided (Used) by Financing Activities            722,391     4,050,994
                                                           ------------  ------------
   Increase (Decrease) in Cash                              (1,172,120)    3,070,173

Cash and Cash Equivalents at Beginning of Period             2,215,930       206,635
                                                           ------------  ------------
Cash and Cash Equivalents at End of Period                 $ 1,043,810   $ 3,276,808
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     6

                    Atlas Mining Company and Subsidiary
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          For the Six Months Ended
                                                                     June 30,
                                                               2006          2005
                                                           ------------  ------------
Cash Paid For:
   Interest                                                $    16,715   $    39,483
   Income Taxes                                            $         -   $         -

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
   Stock issued for services                               $    45,000   $   862,966






      The accompanying notes are an integral part of these financial statements.
                                          7


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

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

     In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. As of June 30, 2006, 384,465 shares of the Company's common stock had not been exchanged. The Company was unable to locate some of the shareholders of Sierra. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase. The purchase price totaled $276,157. All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Bad Debts

     Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

     d.  Basis of Consolidation

     The Company's investments representing a 50% or greater interest are consolidated. The consolidated financial statements presented reflect the accounts of Atlas Mining Company and Park Copper & Gold. At both June 30, 2006 and December 31, 2005 the Company held a 53% ownership interest in Park Copper & Gold. The Company recorded no liability for the 47% non-controlling interest as Park Copper & Gold had a stockholders deficit at the time of merger. Further, the net loss for Park Copper & Gold for the periods ended June 30, 2006 and December 31, 2005 applicable to the 47% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

     e.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.



                                                 Net Loss        Shares     Per-Share
                                              (Numerator) (Denominator)        Amount
                                             ------------  ------------  ------------
     For the period ended June 30, 2006:
       Basic EPS
       Net loss to common shareholders       $(1,442,884)   49,136,018   $     (0.03)
                                             ============  ============  ============
     For the period ended June 30, 2005:
       Basic EPS
       Net loss to common shareholders       $(1,887,131)   41,906,265   $     (0.05)
                                             ============  ============  ============

     f.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

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

     The following is a summary of available for sale equity securities which are concentrated in companies in the mining industry:

                                               Gross        Gross
                                          Unrealized   Unrealized     Estimated
                                  Cost         Gains       Losses    Fair Value
                          ------------  ------------ ------------  ------------
    June 30, 2006          $   22,205    $      174   $     -       $   22,379
    December 31, 2005      $   19,364    $      174   $     -       $   19,538

     i.  Mining Supplies

     Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are stated at the lower of cost (first-in, first-out) or market. In addition, equipment repair parts and maintenance items are also included at cost.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     k.  Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                                 Estimated
                                                                Useful Life
                                                               ------------
     Building                                                      39 years
     Mining equipment                                             2-8 years
     Office and shop furniture and equipment                      5-8 years
     Vehicles                                                       5 years

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2006 and December 31, 2005, no impairments were recognized. Depreciation expense for the quarters ended June 30, 2006 and 2005 totaled $101,016 and $54,011, respectively.

     l.  Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2006 and 2005. The Company has no investments in derivative financial instruments.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

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

     At June 30, 2006, all mine costs have been expensed. During the quarter ended June 30, 2006, the Company recognized no revenue from the sale of halloysite clay.

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

     During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, no compensation expense has been recognized for grants of options to employees and directors in the accompanying statements of operations for the period ended June 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n.  Stock Options   Continued

                                                                   2005
                                                               ------------
     Net Loss                                As reported       $(1,887,131)
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method                                   (101,100)
                                                               ------------
                                             Proforma          $(1,988,231)
                                                               ============

     Basic earnings per share                As reported      $      (0.05)
                                             Proforma         $      (0.05)

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

     o. Recently Enacted Accounting Standards   Continued

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

NOTE 2 -GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has sold shares of its restricted stock in the past year to help support its financing activities and reduced the Company's debt. The Company has continued to obtain additional work in the contracting entity and intends to bring the Dragon Mine into production. The Company believes these actions will help to solidify its continued operations. Management feels the elimination of it debts, the revenue stream from contracting and halloysite clay sales, and the sale of stock will provide sufficient cash flows to continue as a going concern.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 3 - LONG-TERM LIABILITIES

     Long- term liabilities are detailed in the following schedules as of June 30, 2006 and December 31, 2005:

                                                        June 30,    December 31,
                                                          2006          2005
                                                      ------------  ------------
     Note payable to a leasing company, due in
      monthly installments of $2,135, including
      interest at 18.62%.  The note matures in March
      of 2008 and is collateralized equipment.        $    39,527   $         -

     Note payable to a leasing company, due in
      monthly installments of $1,605, including
      interest at 17.03%.  The note matures in May
      of 2009 and is collateralized equipment.             44,033             -

     Note payable to a leasing company, due in
      monthly installments of $676, including
      interest at 1.35%.  The note matures in June
      of 2008 and is collateralized equipment.             16,000             -

     Note payable to a lending company, due in
      Monthly installments of $688, including interest
      at 7.59%.  The note matures in March 2010 and
      is collateralized by a vehicle.                      26,847        29,888

     Note payable to an insurance company, due in
      monthly installments of $2,825.  The note matures
      in July 2006.                                           225        19,773
                                                      ------------  ------------
       Total Notes Payable                            $   126,632   $    49,661
                                                      ------------  ------------
       Less Current Portion                               (22,925)      (25,973)
                                                      ------------  ------------
       Total Long-Term Liabilities                    $   103,707   $    23,688
                                                      ============  ============

     Future minimum principal payments on notes payable are as follows:

     2006                                             $    22,925
     2007                                                  50,356
     2008                                                  35,870
     2009                                                  15,476
     2010                                                   2,005
     Thereafter                                                 -
                                                      ------------
          Total                                       $   126,632
                                                      ============

                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006

NOTE 4 -RELATED PARTY TRANSACTIONS

     During 2006 and 2005, an officer loaned the Company $0 and $1,670, respectively. The loan was repaid to the officer during the 3rd quarter of 2005. The balance of the note payable at June 30, 2006 and December 31, 2005 is $0 and $0, respectively.

NOTE 5 -STOCK OPTIONS

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

     The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At June 30, 2006, no options have been granted under this plan.

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

     The significant weighted average assumptions relating to the valuation of the Company's Stock Options for the six months ended June 30, 2006 and 2005, were as follows:

                                                  2006          2005
                                              ------------  ------------
         Dividend Yield                                 0%            0%
         Expected Life                             4 years       5 years
         Expected Volatility                          130%          130%
         Risk-Free Interest Rate                     3.44%         3.44%


                       Atlas Mining Company and Subsidiary
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006

NOTE 5 -  STOCK OPTIONS (Continued)

     During 2004, the company's board of directors approved an option to the Company's CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan. The options vested 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

     A summary of the status of the options granted under the Company's 1998 stock option plan and other agreements and changes for the six months ended June 30, 2006, are as follows:

                                                          June 30, 2006
                                       ---------------------------------------------
                                                                Weighted
                                                   Weighted      Average
                                                    Average    Remaining   Aggregate
                                                   Exercise  Contractual   Intrinsic
                                           Shares     Price         Life       Value

                                       ---------------------------------------------
Outstanding at beginning of period      3,500,000     $0.18      3 years  $2,765,000
 Granted                                        -         -            -           -
 Exercised                                      -         -            -           -
 Forfeited                                      -         -            -           -
 Expired                                        -         -            -           -
                                        --------------------------------------------
Outstanding at end of Period            3,500,000     $0.18   2.50 years  $5,495,000
                                        --------------------------------------------

Vested and expected to vest
  in the future                         3,500,000     $0.18   2.50 years
Exercisable at end of period            1,995,000     $0.18   2.50 years  $3,132,150
Weighted average fair value of
  options granted                               -         -            -           -
                                        --------------------------------------------


     The Company had 1,995,000 non vested options at the beginning of the period with a weighted average grant date fair value of $0.269. At June 30, 2006 the Company had 1,505,000 non vested options with a weighted average grant date fair value of $0.269.

     The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0 and $0 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 5 -  STOCK OPTIONS (Continued)

     Common Stock
     ------------
     During the quarter ended June 30, 2006 the Company sold a total of 180,000 shares of restricted common stock at a price of $0.50 per share for a total of $90,000 cash. The Company also sold a total of 4,180 shares of restricted common stock at a price of $0.25 per share for a total of $1,045 cash. The sales resulted from the exercise of an outstanding warrant.

     The Company issued 8,000 shares of stock at a price of $1.69 in payment of $13,520 for payment on the purchase of a mining property. The Company issued 340,500 shares of stock at a price of $2.00 for $681,000 in cash.

     During the quarter ended June 30, 2006 the Company issued 50,000 shares of stock at a price of $0.90 in payment of $45,000 worth of services provided to the company.

     Stock Warrants
     --------------
     The Company has issued warrants to non-employees under various agreements expiring through January 2007. A summary of the status of warrants granted and outstanding at June 30, 2006, and changes during the period then ended is as follows:

                                                           Weighted Average
                                                  Shares     Exercise Price
                                             -----------   ----------------
     Outstanding at beginning of period        1,184,000               0.46
     Granted                                           -                  -
     Exercised                                   184,180               0.44
     Forfeited                                         -                  -
     Expired                                           -                  -


     Outstanding at end of period                999,820               0.54
     Exercisable at end of period                999,820               0.54



     A summary of the status of the warrants outstanding at June 30, 2006 is presented below:

                                Weighted
                                -Average     Weighted                    Weighted
Range of                       Remaining      Average                    -Average
Exercise            Number   Contractual     Exercise        Number      Exercise
Prices         Outstanding          Life        Price   Exercisable         Price
------------  ------------  ------------ ------------  ------------  ------------
$0.25              109,820    0.50 years        $0.25       109,820         $0.25
$0.40              750,000    0.58 years        $0.52       750,000         $0.52
$0.50              140,000    0.50 years        $0.50       140,000         $0.50
------------  ------------  ------------ ------------  ------------  ------------
                   999,820                                  999,820


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 5 -STOCK OPTIONS (Continued)

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

     During June 2006, the Company had outstanding warrants as follows:


  Number of shares
underlying the warrants      Exercise price         Issued          Expire
------------------------     --------------   ------------------   -------
140,000                                0.50   With common shares     12/06
109,820                                0.25         For services     12/06
750,000                                0.40         For services     01/07


NOTE 6   CAPITAL LEASES

     The Company leases equipment under capital leases that expire in September 2006 and March through December 2008. The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

                                                  June 30,    December 31,
                                                    2006          2005
                                                ------------  ------------
     Mining Equipment                            $   155,019   $       -
                                                ------------  ------------
     Total                                       $   155,019   $       -
                                                ------------  ------------
     Less Accumulated Depreciation                  (20,304)           -
                                                 ------------  ------------
     Net Leased Equipment                        $   134,715   $       -
                                                ------------  ------------

     The Company amortizes its lease obligations over the term of each lease. Amortization expense was $20,304 and $0 for the six month periods ended June 30, 2006 and 2005, respectively.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 6   CAPITAL LEASES (Continued)

     The future minimum lease payments are as follows for the twelve-month periods ended:

     December 31,                                                Amount Due
     ------------                                              ------------
     2006                                                      $    37,207
     2007                                                           53,914
     2008                                                           28,040
     2009                                                                -
     2010                                                                -
     Thereafter                                                          -
                                                               ------------
     Total minimum obligations                                 $   119,161
                                                               ============

     Executory costs and interest                                  (20,335)
                                                               ------------
     PV of minimum obligations                                      98,826
     Current portion                                               (29,901)
                                                               ------------
     Long-term obligations                                     $    68,925
                                                               ============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     There are no significant commitments and contingencies related to the Company.

NOTE 8   SEGMENT REPORTING

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

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

NOTE 8   SEGMENT REPORTING

     The Chief Operating Decision-maker evaluates performance and allocates resources based on revenues produced from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. It is the Company's policy that trade between the segments is entered into at an arms-length basis.


     Segment Reporting                              For the Period Ended
                                                          June 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Contract Mining:

     Net Revenue                                 $ 1,101,829   $   158,478
     Operating Expenses
      Cost of Sales                                  700,430       179,263
      General & Administrative                       245,092       698,317
                                                 ------------  ------------
       Total Operating Expenses                      945,522       877,580

     Net Operating Profit (Loss)                     156,307      (719,102)

     Capital Expenditures:                             5,318         2,517
                                                 ------------  ------------
     Depreciation:                                     4,748           350

     Total Assets:                                   100,786       221,817
                                                 ------------  ------------

     Mining Production:
     Net Revenue                                           -             -
     Operating Expenses
      Mining Production Costs                        180,860        11,959
      Exploration & Development Costs              1,123,211       296,503
      General & Administrative                       245,092       698,317
                                                 ------------  ------------
       Total Operating Expenses                    1,549,163     1,006,779
                                                 ------------  ------------
     Net Operating (Loss)                         (1,549,163)   (1,006,779)
                                                 ============  ============
     Capital Expenditures:                           768,411        81,381
                                                 ------------  ------------
     Depreciation:                                    96,267        53,661
                                                 ------------  ------------
       Total Assets:                               3,199,809     3,585,177


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                               June 30, 2006

     Segment Reporting                              For the Period Ended
                                                          June 30,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
     Timber:
      Net Revenue                                $         -   $         -
      Operating Expenses
      Cost of Sales                                        -           534
     General & Administrative                         54,465       155,182
                                                 ------------  ------------
                                                      54,465       155,716
                                                 ------------  ------------
     Net Operating (Loss)                            (54,465)     (155,716)
                                                 ============  ============

     Capital Expenditures:                                 -             -
                                                 ------------  ------------
     Depreciation:                                         -             -

       Total Assets:                                 405,410       405,410
                                                 ------------  ------------
     Consolidated on Financial Statements:
      Total Revenues                               1,101,829       158,478
      Operating Expenses
       Total Cost of Sales                           700,430       191,756
     Exploration & development costs               1,123,211       296,503
       Total General & Administrative                544,648     1,551,815
                                                 ------------  ------------
       Total Operating Expenses                    2,549,149     2,040,074
                                                 ------------  ------------
       Net Operating (Loss)                       (1,447,320)   (1,881,596)
                                                 ============  ============
       Capital Expenditures:                         773,729        83,898
                                                 ------------  ------------
       Depreciation:                                 101,016        54,011

       Total Assets                                3,706,005     4,212,404
                                                 ============  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within the chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. This item should be read in conjunction with "Item 1. Financial Statements" and other items contained elsewhere in this report.


Overview


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

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending June 30, 2006 and June 30, 2005 were $512,443 and $133,924 respectively on the halloysite clay project.

     The halloysite clay is considered a non-toxic material, and we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. In 2003 we completed diamond drilling programs to verify location of clay beds at the Dragon Mine. In 2006 we have continued our diamond drilling program. With that information we have been able to formulate development and mining plans. During 2005 and 2006 we have worked to develop and bring the Dragon Mine into a production stage.

     Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done. Each buyer may have different uses for the product and, therefore, the prices and quantities will vary as a result. The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers. From results of the product samples distributed we have numerous potential buyers. In March, 2006 we activated Nano Clay and Technologies, Inc., a wholly owned subsidiary, and hired Dr. Ron Price as its President and Chief Executive Officer, to pursue these activities.

     Until the Dragon mine is producing in a profitable manner we are not aggressively trying to develop other properties. However, it is our intent to look for other properties that can be acquired, developed and mined with minimal costs, and environmental concerns.

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


RESULTS OF OPERATIONS

     Revenues for the three month period ending June 30, 2006 were $767,097 and $15,105 for the same period ending June 30, 2005, or an increase of $751,992. Revenues for the six month period ending June 30, 2006 were $$1,101,829 and $158,478 for the same period ending June 30 2005, or an increase of $943,351. The main difference was caused by the increase in contracting revenues for both periods in 2006 compared to the previous year.

     Gross profit (loss) for the three month period ending June 30, 2006 was $240,971 compared to ($13,167) for the same period ending June 30, 2005, a difference of $254,138. Gross profits (loss) for the six month period ending June 30, 2006 was $401,399 compared to ($21,319) for the same period ending June 30, 2005, or an increase of 1,306% This was due to the increased revenues for the periods ending June 30, 2006 over the same period ended June 30, 2005.

     Total operating expenses for the three month period ending June 30, 2006 was $781,595 compared to $1,131,804 for the same period ending June 30, 2005 or an decrease of 31%. Total Operating expenses for the six month period ending June 30, 2006 was $1,848,718 compared to $1,848,318 for the same period ending June 30, 2005. Although the Company recognized less administrative costs and professional fees in the period ended June 30, 2006 compared to the same period ended June 30, 2005, more exploration and development costs were incurred.

     Our net profit (loss) for the three month period ending June 30, 2006 was ($547,148) compared to ($1,129,448) for the same period ending June 30, 2005, or a decrease of 51%. For the six month period ending June 30, 2006 net profit (loss) was ($1,442,884) compared to ($1,887,131) for the same period ending June 30, 2005, or a decreases of 23%. Although the Company experienced more exploration and development expenses for the periods ended June 30, 2006 compared to the same period ended June 30, 2005, the increased revenues helped offset them.

LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods and the six month periods ended June 30, 2006 and June 30, 2005 contract mining accounted for 100% of the revenue. Our current asset and debt structure is explained below.
                                     25

     Our total assets as of June 30, 2006 were $3,706,005 compared to $4,030,045 as of December 31, 2005, or a decrease of $324,040. For the six month period ended June 30, 2006 the Company has decreased its current assets by $996,755, and increased its fixed assets by $672,714 through acquisitions of additional equipment for mining.

     Total liabilities were $458,569 as of June 30, 2006, compared to $203,990 as of December 31, 2005. The Company acquired mining equipment during the period ended June 30, 2006 to facilitate increased contract mining activities. The following debts are still outstanding.

     We have a note payable to a lending company for a vehicle due in monthly installments of $688, including interest of 7.59% with a balance of $26,847. We have a note payable to an insurance company for insurance premiums with a balance of $225. We have a note payable to a lending company for the purchase of underground equipment with a monthly installment of $676 including 1.35% interest, with a balance of $16,000.
We have a lease payable for underground equipment with a monthly installment of $2,135 with a capitalized balance of $39,527. We have a lease payable for underground equipment with a monthly installment of $1,605 with a capitalized balance of $44,033. Current liabilities including accounts payable and accrued expenses due as of June 30, 2006 were $233,140 and are the result of daily operations and accrued taxes. We also carry a liability of $52,797 to the minority interest in a subsidiary.

     If we do not reduce our debts, we would be obligated to pay an average of $5,104 per month or $61,248 for the next fiscal year.

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

     Our principal sources of cash flow during the first six months of 2006 was from contracting activities which provided an average of $183,638 per month for the six month period ended June 30, 2006, and averaged $26,413 per month for the same period in 2005. In addition, we rely on our credit facilities and public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the six month period ended June 30, 2006 was $722,391 compared to $4,050,994 for the same period in 2005, a difference of $3,328,603. The major factor for the difference was receipt of proceeds from issuance of common stock in 2005.

     The Company used $517,448 from investing activities for the six month period ended June 30, 2006, compared to using $83,897 in the same period in 2005, a difference of $433,551. This was attributed to purchases of more equipment in the period ended June 30, 2006 compared to the same period in 2005.

     Cash flow used by operating activities for the six month period ended June 30, 2006, was ($1,377,062) compared to ($896,924) for the same period in 2005, a difference of $480,138. In the six month period in 2006 net losses were less, depreciation increased, and accounts payable decreased, compared to the same period in 2005.

Off-Balance Sheet Arrangements

     There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.


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


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On March 31, 2006, the Company issued 20,000 shares of common stock to an accredited investor for $10,000 for the exercise of an outstanding warrant.

     On April 7, 2006, the Company issued 8,000 shares of common stock to an accredited investor for $13,520 for the acquisition of an 80% interest in a gold property.

     On April 25, 2006, the Company issued 3,465 shares of common stock to an accredited investor for $866 for the exercise of an outstanding warrant.

     On April 25, 2006, the Company issued 50,000 shares of common stock to accredited investors for $25,000 for the exercise of an outstanding warrant.

     On May 11, 2006, the Company issued 340,500 shares of common stock to an accredited investor for $681,000.

     On May 11, 2006, the Company issued 715 shares of common stock to an accredited investor for $179 for the redemption of an outstanding warrant.

     On May 11, 2006, the Company issued 50,000 shares of common stock to an accredited investor for $25,000 for the exercise of an outstanding warrant.

     On June 30, 2006, the Company issued 60,000 shares of common stock to an accredited investor for $30,000 for the exercise of an outstanding warrant.


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




                                   ATLAS MINING COMPANY

Dated: August 8, 2006              /s/ William Jacobson
                                   --------------------------------------
                                   By: William Jacobson
                                   Chief Executive Officer,
                                   Chief Financial Officer






























