Form 10QSB
period 2006-09-30
ATLAS MINING CO
filed 2006-11-20
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                FORM 10-QSB

                                 (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

 |_| Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from ______________ to ______________

                      Commission file number 000-31380
                                            ----------

                            ATLAS MINING COMPANY
                           ---------------------
           (Exact name of registrant as specified in its charter)


          Idaho                                        82-0096527
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


    630 East Mullan Avenue, Osburn, Idaho                     83849
   ---------------------------------------                   --------
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

The number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2006 was as follows: 50,281,367 shares of Common Stock.

     Transitional Small Business Disclosure Format:    YES /_/  NO /X/



                            ATLAS MINING COMPANY
                  THIRD QUARTER 2006 REPORT ON FORM 10-QSB
                             TABLE OF CONTENTS

                                                                      PAGE
                                                                     ------

                      PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

    Unaudited Consolidated Balance Sheets
      September 30, 2006 . . . . . . . . . . . . . . . . . . . . . . . .3

    Unaudited Consolidated Statements of Operations
      for the Three Months Ended September 30, 2006 and 2005,
      and the Nine Months Ended September 30, 2006 and 2005. . . . . . .5

    Unaudited Consolidated Statements of Cash Flows for
      the Nine Months Ended September 30, 2006 and 2005. . . . . . . . .6

    Notes to Unaudited Consolidated Financial Statements . . . . . . . .7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . 26

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . 29

                        PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 29

Item 2.  Unregistered Sales of Equity Securities and Use of
         Securities . . . . . . . . . . . . . . . . . . . . . . . . .  29

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . 29

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 29

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 29

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . 30

         Certification under Sarbanes-Oxley Act of 2002. . . . . . . . 32

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 31



                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)

                                     ASSETS
                                     -------
                                                   September 30,   December 31,
                                                        2006           2005
                                                   -------------  -------------
                                                     (unaudited)
Current Assets
  Cash                                             $    278,378   $  2,215,930
  Accounts receivable (net of allowance of $0)          520,655         40,174
  Investments - available for sale                       23,128         19,538
  Advances                                                   96            750
  Deposits and prepaids                                 190,484        100,454
                                                   -------------  -------------
    Total Current Assets                              1,012,741      2,376,846
                                                   -------------  -------------
Property and Equipment
  Land and tunnels                                    1,129,034      1,005,159
  Land improvements                                      24,111            -
  Buildings and equipment                               259,521        188,192
  Mining equipment                                      963,508        244,499
  Milling equipment                                     556,242        247,714
  Drilling equipment                                     61,516            -
  Office equipment                                        1,300         26,689
  Vehicles                                              128,240        111,259
  Less:  Accumulated depreciation                      (398,299)      (229,310)
                                                   -------------  -------------
    Total Property and Equipment                      2,725,173      1,594,200
                                                   -------------  -------------
Other Assets
  Long-term Note Receivable                              50,419         50,000
  Mining supplies                                         9,000          9,000
                                                   -------------  -------------
    Total Other Assets                                   59,419         59,000
                                                   -------------  -------------
    Total Assets                                   $  3,797,333   $  4,030,045
                                                   =============  =============

 The accompanying notes are an integral part of these financial statements.
                                     3


                    Atlas Mining Company and Subsidiary
                        Consolidated Balance Sheets
                                (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                   September 30,   December 31,
                                                        2006           2005
                                                   -------------  -------------
                                                     (unaudited)
Current Liabilities
  Accounts payable and accrued liabilities         $    299,119   $    101,532
  Current portion of long-term debt                     284,778         25,973
  Current portion of capital lease liabilities           43,002            -
                                                   -------------  -------------
    Total Current Liabilities                           626,899        127,505
                                                   -------------  -------------
Long-Term Liabilities
  Notes payable, net of current portion                 125,562         23,688
  Capital lease liabilities,
   net of current portion                                33,934            -
                                                   -------------  -------------
    Total Long-Term Liabilities                         159,496         23,688
                                                   -------------  -------------
Minority Interest                                        52,797         52,797

Stockholders' Equity (Deficit)
  Preferred stock, $1.00 par value, 10,000,000
   shares authorized, noncumulative, nonvoting,
   nonconvertible, none issued or outstanding               -              -
  Common stock, no par value, 60,000,000 shares
   authorized, 49,491,367 and 48,852,892 shares
   issued and outstanding, respectively              14,505,525     13,598,660
  Cost of treasury stock, 1,313,022 in 2006
   and 2005                                            (131,221)      (131,221)
  Accumulated Deficit                               (11,416,337)    (9,641,558)
  Accumulated other comprehensive income (loss)             174            174
                                                   -------------  -------------
    Total Stockholders' Equity (Deficit)              2,958,141      3,826,055
                                                   -------------  -------------
    Total Liabilities and Stockholders' Equity     $  3,797,333   $  4,030,045
                                                   =============  =============


 The accompanying notes are an integral part of these financial statements.
                                     4

                            Atlas Mining Company
                   Consolidated Statements of Operations
                                (Unaudited)

                                      For the Three            For the Nine
                                       Months Ended             Months Ended
                                       September 30,            September 30,
                                -------------------------  --------------------------
                                    2006         2005          2006          2005
                                ------------ ------------  ------------  ------------
Revenues - Contract Mining      $ 1,144,762   $  234,448   $ 2,246,591   $   392,926
Revenues - Mining Production             -             -            -             -
Revenues - Timber                        -             -            -             -
                                ------------ ------------  ------------  ------------
     Total Revenues               1,144,762      234,448     2,246,591       392,926
                                ------------ ------------  ------------  ------------
Cost of Sales - Contract
  Mining                            690,744      145,119    1,392,989        324,382
Cost of Sales - Mining
  Production                           -           9,229          -           21,188
Cost of Sales - Timber                 -           5,734          -            6,268
                                ------------ ------------  ------------  ------------
     Total Cost of Sales            690,744      160,082     1,392,989       351,838
                                ------------ ------------  ------------  ------------
Gross Profit (Loss)                 454,018       74,366       853,602        41,088
                                ------------ ------------  ------------  ------------
Operating Expenses
  Exploration & development
   costs                            458,129      198,475     1,581,340       494,978
  Mining production costs            74,938            -       255,798             -
  General & administrative          229,314      283,973       797,278     2,223,778
                                ------------ ------------  ------------  ------------
     Total Operating Expenses       762,381      482,448     2,634,416     2,718,756
                                ------------ ------------  ------------  ------------
Net Operating Income (Loss)        (308,363)    (408,082)   (1,780,814)   (2,677,668)
                                ------------ ------------  ------------  ------------
Other Income(Expense)
  Interest income                     4,871       16,204        25,942        16,720
  Interest expense                  (18,554)     (37,364)      (20,040)      (76,847)
  Miscellaneous Income                   51           15           133            21
  Minority Interest                       -            -             -             3
  Gain (Loss) on Settlement
   of Debt                                -       17,618             -        51,042
                                ------------ ------------  ------------  ------------
      Total Other Income
      (Expense)                     (13,632)      (3,527)        6,035        (9,061)
                                ------------ ------------  ------------  ------------
Income (Loss) Before
Income Taxes                       (321,995)    (411,609)   (1,774,779)   (2,686,729)

Provision (Benefit)
for Income Taxes                         -             -            -             -
                                ------------ ------------  ------------  ------------
Net Income (Loss)               $  (321,995) $  (411,609)  $(1,774,779)  $(2,686,729)
                                ============ ============  ============  ============
Net Income (Loss) Per Share     $    (0.01)  $     (0.01)  $     (0.04)  $     (0.06)
                                ============ ============  ============  ============
Weighted Average Shares
Outstanding                      49,444,280   48,221,558    49,001,524    44,034,104
                                ============ ============  ============  ============


The accompanying notes are an integral part of these financial statements.
                                     5


                    Atlas Mining Company and Subsidiary
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              2006          2005
                                                          ------------  ------------

Cash Flows from Operating Activities:
  Net Income (Loss)                                       $(1,774,779)  $(2,686,729)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
   Depreciation                                               168,806        82,873
   Amortization                                                   182             -
   Stock issued for services                                   45,000     1,251,387
   Warrants issued for services                                   -         390,489
   Compensation for options                                    50,550             -
   Gain on Settlement of Debt                                     -         (51,042)
  Change in Operating Assets and Liabilities:
   (Increase) Decrease in:
    Accounts receivable                                      (480,482)      140,065
    Deposits and prepaids                                     (90,030)      (17,336)
    Notes receivable                                             (419)            -
    Other current receivables                                     654          (231)
    Accounts payable and accrued expenses                     197,587      (185,126)
                                                          ------------  ------------
Net Cash Provided(Used) by Operating Activities            (1,882,931)   (1,075,650)

Cash Flows from Investing Activities:
  Purchases of equipment                                     (979,975)     (627,141)
  Purchases of land improvements                              (24,111)            -
  Purchases investment in land and tunnels                   (123,876)            -
  Purchases of vehicles                                       (16,980)            -
  Purchases of investments                                     (3,590)            -
                                                          ------------  ------------
Net Cash Provided (Used) by Investing Activities           (1,148,532)     (627,141)

Cash Flows from Financing Activities:
  Payments on notes payable                                   (76,735)     (979,320)
  Payments on capital leases                                  (77,374)            -
  Proceeds from notes payable                                 436,705             -
  Proceeds from issuance of common stock                      811,315     5,160,056
                                                          ------------  ------------
Net Cash Provided (Used) by Financing Activities            1,093,911     4,180,736
                                                          ------------  ------------
Increase (Decrease) in Cash                                (1,937,552)    2,477,945

Cash and Cash Equivalents at Beginning of Period            2,215,930       206,635
                                                          ------------  ------------
Cash and Cash Equivalents at End of Period                $   278,378   $ 2,684,580
                                                          ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     6


                            Atlas Mining Company
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                          --------------------------
                                                              2006          2005
                                                          ------------  ------------

Cash Paid For:
  Interest                                                $    27,847   $    76,847
  Income Taxes                                            $         -   $         -

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
  Stock issued for services                               $    45,000   $ 1,251,387
  Stock issued for notes payable                          $         -   $   150,000
  Warrants issued for services                            $         -   $   390,489
  Leasing activity for equipment purchases                $   155,019   $         -
















 The accompanying notes are an integral part of these financial statements.
                                     7


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Organization

    Atlas Mining Company ("the Company") was incorporated in the state of Idaho on March 4, 1924. The Company was formed for the purpose of exploring and developing the Atlas mine, a consolidation of several patented mining claims located in Coeur d'Alene mining district near Mullan, Idaho. The Company eventually became inactive as a result of low silver prices.

    In September 1997, the Company became active and purchased substantially all of the operating equipment and mining supplies from Fausett International, Inc., a related party. The purchase price totaled $1,416,099, which consisted of $50,000 cash, 875,000 shares of the Company's common stock valued at $350,000 and a note payable of $1,016,094. After the purchase, the Company commenced contracting operations through the trade name, Atlas Fausett Contracting. Through Atlas Fausett Contracting, the Company provides shaft sinking, underground mine development and contracting primarily to companies in the mining and civil industries. In 2002, the Company settled out the debt to Fausett International, Inc. and returned a majority of the unusable equipment; however the Company continues to pursue contracting activities. The Company also pursues property acquisitions and resource development projects.

    In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation. The Company has been unable to locate some of the shareholders of Sierra, and, as of September 30, 2006, 384,465 shares of the Company's common stock had not been exchanged. Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase. The purchase price totaled $276,157.
    All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

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


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (Park Copper), an Idaho corporation. The purchase price totaled $72,825. The acquisition was recorded as a purchase.

    In July 2001, Atlas Mining Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington. Conjecture Mines has since been merged into Chester Mines, Inc. at the same location. The Company initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, the Company had the right to renew the lease annually in exchange for 100,000 additional shares of common stock, or the option to purchase the property for $500,000 if $1,000,000 in sales were realized from the mine in a 12-month period. The Company exercised the option to purchase the Dragon Mine on August 18, 2005 for $500,000. The property consists of 38 patented mining claims on approximately 230 acres. The Dragon Mine is located in Eureka, Utah.

    b.  Revenue Recognition

    Revenue is recognized when earned. The Company's revenue recognition policies are in compliance the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. The Company sells contract mining services, mined halloysite clay, and raw timber.

    Revenue for contract mining services is recognized once a contract with a fixed and determinable fee has been established, the services have been rendered, and collection is reasonably assured.

    Revenue for mined halloysite clay is recognized upon shipment and customer acceptance, once a contract with a fixed and determinable fee has been established, and collection is received or the resulting receivable is deemed probable. Certain of the Company's sales contracts call for a fixed price per ton plus a percentage of future sales revenue on the resale of product. Revenues are recorded at the time of sale based upon the fixed price per ton upon shipment. Revenues from the future resale of the product are recognized upon receipt as amounts are not easily or readily determinable.

    Revenue for harvested raw timber is recognized once it has been shipped to the mill, a contract with a fixed and determinable fee has been established, and collection is received or the resulting receivable is deemed probable.









                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    c.  Bad Debts

    Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible; therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

    d.  Basis of Consolidation

    The Company's investments representing a 50% or greater interest are consolidated. The consolidated financial statements presented reflect the accounts of Atlas Mining Company, and Park Copper & Gold. At both September 30, 2006 and December 31, 2005 the Company held a 53% ownership interest in Park Copper & Gold. The Company recorded no liability for the 47% non-controlling interest as Park Copper & Gold had a stockholders deficit at the time of merger. Further, the net loss for Park Copper & Gold for the periods ended September 30, 2006 and December 31, 2005 applicable to the 47% non-controlling interest were not allocated to the non-controlling interest as there is no obligation of the non-controlling interest to share in such losses. All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

    e.  Earnings (Loss) Per Share

    The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                Net Loss     Shares       Per-Share
                                              (Numerator)(Denominator)      Amount
                                             ------------ ------------  ------------
    For the period ended September 30, 2006:
       Basic EPS
         Net loss to common shareholders     $(1,774,779)  49,001,524   $     (0.04)
                                             ============ ============  ============
    For the period ended September 30, 2005:
      Basic EPS
         Net loss to common shareholders     $(2,686,729)  44,034,104   $     (0.06)
                                             ============ ============  ============

     f.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     g.  Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     h.  Available-for-Sale Investments

     Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted marketable equity securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income or loss. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     The following is a summary of available-for-sale equity securities which are concentrated in companies in the mining industry:

                                                 Gross                       Gross
                                              Unrealized   Unrealized     Estimated
                                   Cost          Gains       Losses       Fair Value
                               ------------  ------------ ------------  ------------
    September 30, 2006         $    23,128   $       174  $      -      $    23,020
    December 31, 2005          $    19,364   $       174  $      -      $    19,538


     i.  Mining Supplies

     Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are stated at the lower of cost (first-in, first-out) or market. In addition, equipment repair parts and maintenance items are also included at cost.



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     k.  Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:


                                                                Estimated
                                                               Useful Life
                                                              -------------
     Building                                                     39 years
     Land improvements                                            20 years
     Mining equipment                                            2-8 years
     Office and shop furniture and equipment                     5-8 years
     Vehicles                                                      5 years

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At September 30, 2006 and December 31, 2005, no impairments were recognized. Depreciation expense for the quarters ended September 30, 2006 and 2005 totaled $168,806 and $82,873, respectively.

     l.  Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of September 30, 2006 and 2005. The Company has no investments in derivative financial instruments.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

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

     At September 30, 2006, all exploration costs have been expensed. During the quarter ended September 30, 2006, the Company recognized no revenue from the sale of halloysite clay.

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

     During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and
     (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, no compensation expense has been recognized for grants of options to employees and directors in the accompanying statements of operations for the period ended September 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n.  Stock Options   Continued


                                                                   2005
                                                               ------------
     Net Loss                                    As reported   $(1,887,131)
     Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method                                   (101,100)
                                                               ------------
                                                    Proforma   $(1,988,231)
                                                               ------------
     Basic earnings per share                    As reported   $     (0.05)
                                                    Proforma   $     (0.05)

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



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

     o. Recently Enacted Accounting Standards (Continued)

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

NOTE 2 -GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has sold shares of its restricted stock in the past year to help support its financing activities and reduce the Company's debt. The Company has continued to obtain additional work in its contracting entity and intends to bring the Dragon Mine into production. The Company believes these actions will help to solidify their continued operations. Management feels the elimination of the Company's debts, the revenue stream from contracting and halloysite clay sales, and the sale of stock will provide sufficient cash flows to continue as a going concern.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 3 - LONG-TERM LIABILITIES

     Long- term liabilities are detailed in the following schedules as of September 30, 2006 and December 31, 2005:

                                                September 30,  December 31,
                                                     2006          2005
                                                 ------------  ------------
     Note payable to a leasing company, due in
      monthly installments of $2,135, including
      interest at 18.62%.  The note matures in
      March 2008 and is collateralized equipment. $   34,892     $       -

     Note payable to a leasing company, due in
      monthly installments of $1,605, including
      interest at 17.03%.  The note matures in May
      2009 and is collateralized equipment.           41,052             -

     Note payable to a leasing company, due in
      monthly installments of $676, including
      interest at 1.35%.  The note matures in June
      2008 and is collateralized equipment.           14,024             -

     Note payable to a leasing company, due in
      monthly installments of $13,000, including
      interest at 10%.  The note matures in February
      2007 and is collateralized equipment.           61,600             -

     Note payable to a leasing company, due in
      annual installments of $15,573, including
      interest at 8.589%.  The note matures in August
      2011 and is collateralized equipment.           61,225             -

     Note payable to a leasing company, due in
      monthly installments of $7,500, including
      interest at 10%.  The note matures in January
      2007 and is collateralized equipment.           62,500             -
                                                 ------------  ------------
     Balance forward to next page                    275,293             -





                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 3 - LONG-TERM LIABILITIES (Continued)

                                                September 30,  December 31,
                                                     2006          2005
                                                 ------------  ------------
     Balance forward from previous page          $   275,293   $         -

     Note payable to a leasing company, due in
      monthly installments of $479, including
      interest at 0.19%.  The note matures in
      October 2009 and is collateralized
      equipment.                                      16,000                            -

     Note payable to a lending company, due in
      monthly installments of $688, including
      interest at 7.59%.  The note matures in
      March 2010 and is collateralized by a
      vehicle.                                        25,268        29,888

     Note payable to an insurance company, due
      in monthly installments of $12,767.  The
      note matures in July 2007.                      93,780        19,773
                                                 ------------  ------------
          Total Notes Payable                    $   410,341   $    49,661
                                                 ------------  ------------
          Less Current Portion                      (284,778)      (25,973)
                                                 ------------  ------------
          Total Long-Term Liabilities            $   125,563   $    23,688
                                                 ============  ============


Future minimum principal payments on notes payable are as follows:

             2006                              $      99,588
             2007                                    197,680
             2008                                     52,812
             2009                                     30,696
             2010                                     15,224
          Thereafter                                  14,341
                                               --------------
          Total                                $     410,341
                                               ==============




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 4 -RELATED PARTY TRANSACTIONS

    During 2006 and 2005, an officer loaned the Company $0 and $1,670, respectively. The loan was repaid to the officer during the 3rd quarter of 2005. The balance of the note payable at September 30, 2006 and December 31, 2005 is $0 and $0, respectively.

NOTE 5 - STOCK OPTIONS

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

    The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date. At September 30, 2006, no options have been granted under this plan.

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

    The significant weighted average assumptions relating to the valuation of the Company's Stock Options for the nine months ended September 30, 2006 and 2005, were as follows:




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 5 - STOCK OPTIONS (Continued)

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

    A summary of the status of the options granted under the Company's 1998 stock option plan and other agreements and changes for the nine months ended September 30, 2006, are as follows:

                                                       September 30, 2006
                                        --------------------------------------------
                                                                Weighted
                                                   Weighted      Average
                                                    Average    Remaining   Aggregate
                                                   Exercise  Contractual   Intrinsic
                                           Shares     Price         Life       Value
                                        --------------------------------------------
    Outstanding at beginning of period  3,500,000     $0.18      3 years $ 2,765,000
       Granted                                 -         -            -           -
       Exercised                               -         -            -           -
       Forfeited                               -         -            -           -
       Expired                                 -         -            -           -
                                        --------------------------------------------
    Outstanding at end of Period        3,500,000     $0.18   2.50 years $ 5,495,000
                                        --------------------------------------------
    Vested and expected to vest in
      the future                        3,500,000     $0.18   2.50 years
    Exercisable at end of period        1,995,000     $0.18   2.50 years  $3,132,150
    Weighted average fair value of
      options granted                          -         -            -           -
                                        --------------------------------------------


     The Company had 1,995,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.269. At September 30, 2006 the Company had 1,505,000 non-vested options with a weighted average grant date fair value of $0.269.


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 5 -  STOCK OPTIONS (Continued)

     The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0 and $0, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

     Common Stock
     ------------
     During the quarter ended September 30, 2006, the Company sold a total of 50,000 shares of restricted common stock at a price of $0.50 per share for a total of $25,000 cash. The Company also sold a total of 3,000 shares of restricted common stock at a price of $0.25 per share for a total of $750 cash. The sales resulted from the redemption of outstanding warrants.

     Stock Warrants
     --------------
     The Company has issued warrants to non-employees under various agreements expiring through January 2007. A summary of the status of warrants granted and outstanding at September 30, 2006, and changes during the period then ended is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                      Shares        Price
                                                   ------------------------
     Outstanding at beginning of period              999,820      $   0.54
        Granted                                            -             -
        Exercised                                     53,000          0.49
        Forfeited                                          -             -
        Expired                                            -             -
                                                   ------------------------
     Outstanding at end of period                    946,820      $   0.49
     Exercisable at end of period                    946,820          0.49


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 5 -  STOCK OPTIONS (Continued)

     A summary of the status of the warrants outstanding at September 30, 2006 is presented below:

                         Options Outstanding                 Options Exercisable
                   -------------------------------------------------------------------

                                 Weighted       Weighted                    Weighted
Range of                        Remaining        Average                     Average
Exercise              Number    Contractual     Exercise       Number       Exercise
Prices             Outstanding     Life          Price      Exercisable       Price
-----------       ------------ ------------  ------------  ------------  ------------
     $0.25             106,820   0.25 years         $0.25       106,820         $0.25
     $0.40             750,000   0.33 years         $0.52       750,000         $0.52
     $0.50              90,000   0.25 years         $0.50        90,000         $0.50
-----------       ------------ ------------  ------------  ------------  ------------
                       946,820                                  946,820

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

     During September 2006, the Company had outstanding warrants as follows:

           Number of shares    Exercise
    underlying the warrants       price                 Issued      Expire
    -----------------------------------------------------------------------
                    90,000   $    0.50      With common shares      12/06
                   106,820        0.25            For services      12/06
                   750,000        0.40            For services      01/07

NOTE 6   CAPITAL LEASES

     The company leases equipment under capital leases that expire in September 2006 and March through December 2008. The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:



                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 6   CAPITAL LEASES (Continued)

                                               September 30,   December 31,
                                                    2006           2005
                                               -------------  -------------
     Mining Equipment                          $    155,019   $          -
                                               -------------  -------------
       Total                                        155,019              -

     Less Accumulated Depreciation                  (28,053)             -
                                               -------------  -------------
       Net Leased Equipment                    $    126,966   $          -
                                               =============  =============

     The Company amortizes its lease obligations over the term of each lease. Amortization expense was $28,053 and $0 for the nine month periods ended September 30, 2006 and 2005, respectively.

     The future minimum lease payments are as follows for the twelve-month periods ended:

     December 31,                                               Amount Due
     ------------                                              ------------
         2006                                                  $    12,837
         2007                                                       53,914
         2008                                                       28,040
         2009                                                            -
         2010                                                            -
     Thereafter                                                          -
                                                               ------------
     Total minimum obligations                                 $    94,791
                                                               ============
     Executory costs and interest                                  (17,854)
                                                               ------------
     PV of minimum obligations                                      76,937

     Current portion                                               (49,038)
                                                               ------------
     Long-term obligations                                     $    27,899
                                                               ============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     There are no significant commitments and contingencies related to the Company.




                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 8   SEGMENT REPORTING

     The Company's Chief Operating Decision-maker, as defined in SFAS No. 131, is considered to be Atlas's CEO. The Chief Operating Decision-maker reviews separate financial information for the contract mining business segment, the mining production business segment and the timber business segment. Each of the Company's business segments offer and distribute distinct services to different customer segments. The contract mining segment provides mining services and specialized civil construction services in various locations for mine operators and exploration companies, and in the construction and natural resources industries. Other activities include site evaluation, feasibility studies, trouble-shooting and consultation prior to the undertaking of exploration and mine development. The mining production segment is located at the Dragon Mine in Juab County, Utah which contains a deposit of high quality halloysite clay. The Company is in the process of extracting this clay to sell to outside parties. The Company holds property with harvestable timber in Northern Idaho. Timber harvesting is contracted out to a qualified logger, who is able to negotiate with local timber mills on the price for the timber. The Company primarily uses the timber to generate revenues and cash flows for other operations. The Company therefore considers that it has three reportable segments under SFAS 131 during 2005 to 2006 as follows: (i) contract mining, (ii) mining production, and (iii) timber.

     The Chief Operating Decision-maker evaluates performance and allocates resources based on revenues produced from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. It is the Company's policy that trade between the segments is entered into at an arms-length basis.

     SEGMENT REPORTING

                                                    For the Period Ended
                                                        September 30,
                                                     2006         2005
                                                 ------------  ------------
     Contract Mining:
       Net Revenue                                 2,246,591       392,926
       Operating Expenses
          Cost of Sales                            1,392,989       324,382
          General & Administrative                   379,832     1,047,479
                                                 ------------  ------------
          Total Operating Expenses               $ 1,772,821   $ 1,371,861
                                                 ============  ============
          Net Operating Profit (Loss)                473,770      (978,935)

     Capital Expenditures:                             5,318         2,517

     Depreciation:                                     7,121           525
                                                 ------------  ------------
     Total Assets:                                   100,786       221,817
                                                 ------------  ------------


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 8   SEGMENT REPORTING (Continued)

                                                    For the Period Ended
                                                       September 30,
                                                     2006         2005
                                                 ------------  ------------
     Mining Production:
     Net Revenue                                           -             -
     Operating Expenses
       Mining Production Costs                       255,798        27,456
       Exploration & Development Costs             1,581,340       494,978
       General & Administrative                      379,831       950,098
                                                 ------------  ------------
          Total Operating Expenses                 2,216,969     1,472,532
                                                 ------------  ------------
     Net Operating (Loss)                         (2,216,969)   (1,472,532)
                                                 ------------  ------------
     Capital Expenditures:                         1,292,109        81,381
                                                 ------------  ------------
     Depreciation:                                    84,739        82,348

     Total Assets:                                 3,291,137     3,402,818
                                                 ------------  ------------
     Timber:
     Net Revenue                                           -             -
     Operating Expenses
       Cost of Sales                                       -             -
       General & Administrative                       54,465       226,201
                                                 ------------  ------------
                                                      54,465      (226,201)
                                                 ------------  ------------
     Net Operating (Loss)                            (54,465)     (226,201)
                                                 ============  ============

     Capital Expenditures:                                 -             -
       Depreciation:                                       -             -
                                                 ------------  ------------
          Total Assets:                              405,410       405,410
                                                 ------------  ------------


                    Atlas Mining Company and Subsidiary
               Notes to the Consolidated Financial Statements
                             September 30, 2006

NOTE 8   SEGMENT REPORTING (Continued)

                                                    For the Period Ended
                                                       September 30,
                                                     2006         2005
                                                 ------------  ------------
     Consolidated on Financial Statements:
       Total Revenues                              2,246,591       392,926
       Operating Expenses
          Total Cost of Sales                      1,392,989       351,838
          Exploration & development costs          1,581,340       494,978
          Total General & Administrative           1,069,926     2,223,778
                                                 ------------  ------------
          Total Operating Expenses                 4,044,255     3,070,594
                                                 ------------  ------------
     Net Operating (Loss)                         (1,797,664)   (2,677,668)

     Capital Expenditures:                         1,297,427        83,898
                                                 ------------  ------------
     Depreciation:                                    91,860        82,873

     Total Assets                                  3,797,333     4,030,045
                                                 ------------  ------------






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


OVERVIEW


     We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho, Utah and New Foundland, Canada. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resource industries through our trade name "Atlas Fausett Contracting."

     Our primary source of revenue is generated by our Atlas Fausett Contracting operations. However, we also have exploration targets and timber. As a result, we are providing Management's discussion on our plan of operation.

CONTRACT MINING

     Our contract mining generates our revenues. This may decrease as we are able to increase operations on our owned properties, and at that time we will adjust our resources accordingly. At this time, we anticipate that our contracting will remain a significant portion of our business.

PROPERTY EXPLORATION

     We intend to continue our exploration activities for halloysite clay and other minerals, and intend to acquire commercially feasible properties that can be put into production with minimal environmental problems and with limited financial resources. We do not intend to seek out and acquire other properties unless they fit into the parameters we have set. Further, we will limit our acquisitions based on our ability to conduct our feasibility surveys and other exploration. Work on these properties, and until we have been able to bring our existing acquisitions into an income generating stage.

     In August 2001, we acquired the Dragon Mine in Juab, Utah and began our halloysite clay exploration. Our exploration and development expenses for the period ending September 30, 2006 and September 30, 2005 were $458,129 and $198,475, respectively, on the halloysite clay project.

     The halloysite clay is considered a non-toxic material, and we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, separating, and packaging of the product for shipment. In 2003 and 2004 we completed diamond drilling programs to verify location of clay beds at the Dragon Mine. In 2006 we continued our diamond drilling program. With that information we have been able to formulate development and mining plans. During 2005 and 2006 we have worked to develop and bring the Dragon Mine into a production stage.

     Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done. Each buyer may have different uses for the product and, therefore, the prices, qualities, and quantities will vary as a result. The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers. From results of the product samples distributed, we have numerous potential buyers. In March, 2006 we activated Nano Clay and Technologies, Inc., a wholly owned subsidiary, and hired Dr. Ron Price as its President and Chief Executive Officer, to pursue these activities. Dr. Price has developed and installed more efficient processing methods at the Dragon Mine and has established contacts with potential buyers for both micro-tubular encapsulation, as well as conventional users.

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

TIMBER

     Although we intend to continue to harvest timber on our property, we have not aggressively pursued any timber contracts due to our exploration efforts at the Dragon Mine. Timber harvesting is also dependent upon lumber prices and weather. We normally do not log much during the winter months.


RESULTS OF OPERATIONS

     Total revenues for the nine month period ending September 30, 2006 were $2,246,591 and $392,926 for the same period ending September 30, 2005, or an increase of 472%. For the three month period ending September 30, 2006 revenues were $1,144,762 compared to $234,448 for the same period ending September 30, 2005 or an increase of 388%. In both first nine months of 2006 and 2005 all our income was received from contracting. Although we have concentrated predominately on the development of the Dragon Mine in 2006, contracting work did pick up in the second and third quarters of this year resulting in better revenues. We have three contracting projects at this time. In Idaho, we are working at the Lucky Friday Mine for Hecla Mining Company, and the Sunshine Mine for Sterling Mining. In Montana we are working for the Stillwater Mining Company. We intend to utilize the manpower resources from contracting to continue our efforts at the Dragon Mine as these projects are completed. We recognized no revenues from mining production for the first nine months of 2006 or 2005.

     Gross profit (loss) for the nine month period ending September 30, 2006 was $853,602 compared to $41,088 for the same period ending September 30, 2005, a difference of $812,514. For the three month period ending September 30, 2006 gross profit (loss) was $454,018 compared to $74,366 for the same period ending September 30, 2005 a difference of $379,652. During both periods in 2006 and 2005 revenues were enough to cover costs of sales, although 2005 margins were not as good as 2006. For the nine month period ended September 30, 2006 gross profit on revenues was 38%, and was 10% for the same period in 2005. Increased revenues in 2006 reflected a larger gross profit margin.

     Total operating expenses for the nine month period ending September 30, 2006 was $2,634,416 compared to $2,718,756 for the same period ending September 30, 2005 or a decrease of 3%. For the three month period ending September 30, 2006 operating expenses were $762,381 compared to $482,448 for the same period ending September 30, 2005 or an increase of 58%. Exploration and development expenses in the third quarter of 2006 were $458,129 compared to the $198,475 for the same period in 2005.


     Our net income (loss) for the nine month period ending September 30, 2006 was ($1,774,779) compared to ($2,686,729)for the same period ending September 30, 2005, or a decrease of 33.9%. The net profit (loss) for the three month period ending September 30, 2006 was ($321,995) compared to ($411,609) for the same period ending September 30, 2005, or a decrease of 21.8%. The company experienced substantial exploration and development costs in 2006 compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES

     To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting and logging operations. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended September 30, 2006 and 2005 contract mining accounted for 100% of the revenue. We also sold equity securities to help finance our activities.

     Our total assets as of September 30, 2006 were $3,797,333, compared to $4,030,045 as of December 31, 2005. The company has decreased its current assets by $1,364,105, and increased its property and equipment by $1,130,973. Total liabilities were $786,395 as of September 30, 2006, compared to $151,193 as of December 31, 2005.

     We currently have equipment leases and loans of $487,276 and accounts payable and accrued expenses of $299,119 resulting from contracting and work at the Dragon Mine. All other debts have been paid.

     If we do not incur any additional debts we will be obligated to pay an average of $5,104 per month or $61,248 for the next fiscal year in debt repayment.

     We do not believe we will need to obtain additional funding to pursue our business strategy during the next fiscal year. At the present time, we anticipate bringing the Dragon Mine into a positive revenue generating position. Our inability to do this may require additional capital, however, we do not foresee that this will be a problem for the next fiscal year. Although we do not have any specific plans or agreements for additional funding, should we anticipate seeking additional funding we will consider additional private placements, joint venture agreements, production financing, and/or pre-sale loans.

     Our principal sources of revenue during the third quarter 2006 was from contracting activities which provided an average of $381,587 per month for the three month period ended September 30, 2006, and averaged $78,149 per month for the same period in 2005. For the nine month period ending September 30, 2006 our average monthly cash flow from contracting was $249,621, compared to $43,658 for the same period in 2005. We did not recognize any logging revenues or production sales during the third quarter 2006 or 2005. In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the nine month period ended September 30, 2006 was $1,093,911 compared to $4,180,737 for the same period in 2005, a difference of $3,086,825. The major factor for the difference was receipt of proceeds from issuance of common stock in 2005.

     The Company spent $1,148,532 from investing activities for the nine month period ended September 30, 2006, compared to $627,141 in the same period in 2005, a difference of $521,391. The major factor for the difference was additional purchases of equipment in 2006.

     Cash flow used by operating activities for the nine month period ended September 30, 2006, was ($1,882,931) compared to ($1,075,650) for the same period in 2005, a difference of $807,281. In the nine month period in 2006, although we experienced a decrease in net losses, we had an increase in accounts receivable, deposits and prepaid.


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

                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

             None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


          On August 23, 2006, we issued 11,000 shares of common stock to an accredited investor for exercised warrants for $5,250.

          On September 22, 2006, we issued 40,000 shares of common stock to an accredited investor for exercised warrants for $20,000.

          On September 27, 2006, we issued 2,000 shares of common stock to an accredited investor for an exercised warrant for $500.

          On October 27, 2006, we issued 40,000 shares of common stock to an accredited investor for an exercised warrant for $20,000.

          On November 3, 2006, we issued 750,000 shares of common stock to an accredited investor for an exercised warrant for $300,000.

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



                                   ATLAS MINING COMPANY

Dated: November 14, 2006           /s/ William Jacobson
                                   --------------------------------------
                                   By: William Jacobson
                                   Chief Executive Officer, Chief Financial
                                   Officer























