Form 10KSB
period 2006-12-31
ATLAS MINING CO
filed 2007-04-17
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(MARK ONE)

|X|              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

The issuer's revenues for the fiscal year ended December 31, 2006 were $3,800,104.

The number of shares of the registrant's common stock, no par value per share, outstanding as of April 13, 2007 was 53,083,246 . The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2007, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $88,483,880.

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

      From 1980 to 1997, we had no activities. In 1997, we acquired the equipment of Fausett International, Inc. for $1,416,099 and began our contracting business. In 1998, we acquired the Sierra Silver Lead Mining Company, an Idaho corporation for $276,157. This merger added an additional  329.18 acres of mineral rights to our current holdings. In 1999, we also acquired the majority outstanding shares of Olympic Silver Resources, Inc., a Nevada corporation, for $228,566. In 1999 we acquired the Aulbach mining claims for $ 50,000, approximately 100 acres of timber and mineral property in northern Idaho. Also in 1999 we acquired 53% interest in the Park Copper Mining Company for $72,825, which holds 100  acres of timber and mineral property in northern Idaho. In 2001, we entered into a lease purchase agreement on the Dragon Mine in Juab County, Utah for $100,000. We believe this property contains a deposit of high quality clay, which we have put into production. In 2002, we cancelled our agreement with Fausett International, Inc., returned the equipment, and settled the remaining debt. We were not able to utilize this equipment enough to justify the cost related to owning it.  In 2005 we purchased the Dragon Mine for $500,000.

      In the future, we intend to acquire additional properties near our current mines and elsewhere.

      We have brought the Dragon Mine from an exploration stage into a development and production stage. We intend to find other properties that can be acquired, developed and mined with minimal costs, and environmental problems.

      In addition to the mineral resources, we also have harvestable timber resources on our properties. We contract logging of our timber to create revenues and cash flows for our other operations. We have also harvested timber on approximately 420 acres of our previously owned and newly acquired properties. We hope to acquire more properties in the future with timber resources.

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

      AFC crews are experienced and have worked on projects in Idaho, Montana, Oregon, Washington, Nevada, Colorado, Arizona, New Mexico, British Columbia, and Alaska. AFC has the required licenses to work in Idaho, Washington and Montana and has the ability to be licensed in most states in the western United States. AFC operates under a permit from the Mine Safety and Health Administration and also possesses a permit to handle explosives from the Bureau of Alcohol, Tobacco and
Firearms.

      AFC was the main contractor at the Mayflower Mine, a Brimstone Gold Corp. project, outside of Whitehall, Montana, and for the Holden Mine closure, a U.S. Government and U.R.S. Corporation project on Lake Chelan, Washington. AFC maintained a labor contract with Echo Bay Mines, now Kinross Gold Corporation, at Republic, Washington for five years prior to the mine’s closure, and has worked at the Lucky Friday Mine for Hecla Mining Company for the past seven years. This past year, AFC has worked at the Sunshine Mine in north Idaho for Sterling Mining Company, and at the East Boulder Mine in Montana for Stillwater Mining Company.

      AFC also competes with other smaller companies that provide contract services related to underground mining. However, AFC has experience in a number of different mining techniques. Besides normal underground mining activities, AFC has expertise in ground stabilization (such as grouting, shotcrete, and rock bolting). AFC has provided tunnel construction expertise for hydroelectric work.  AFC also works with government agencies and other mining companies with respect to mine closures to help with industry efforts to alleviate potential hazards from abandoned mines.

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

      When we sell our timber we contract our logging to a qualified logger. We depend on the logger's experience and reputation in the industry and sometimes use him to negotiate the sale of our timber to various lumber mills in the area. We contract a logger on an as needed basis. As with most commodities, timber is subject to price fluctuations and to government regulation.

      The timber business is a cyclical business with lumber prices that fluctuate based on a number of factors including new housing starts, imports, and government regulations. Timber located in North Idaho is predominately held by the U.S. government, either by the Forest Service or by the Bureau of Land Management. When these agencies decide to harvest timber, the excess timber can affect the price the mills are willing to pay. In recent years there have been less government sales of timber due to the environmental and bureaucratic policies related to these sales. This has created more demand for privately held timber. We do not hold any contracts with any particular mills at this time. We do, however, maintain a good relationship with local mills, and are able to enter into sales agreements with them as needed. Another factor that makes this aspect of our business cyclical is the weather. North Idaho has a heavy snowfall each winter, making logging difficult during those months. Consequently we do the majority of our logging efforts in the summer and fall. Our property consists primarily of pine, fir and larch, which is used predominately in the building industry.

      Our logging activities are regulated by the Idaho State Department of Lands. They inspect our logging practices and inform us of any activities that may cause either a safety or an environmental problem. Our logger carries workers compensation and liability insurance, and falls under the guidelines of the Occupational Safety and Health Act.

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

      In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending December 31, 2005, and 2006 were $760,347 and $ 2,143,161, respectively on the halloysite clay project.

      The halloysite clay is considered a non-toxic material, and we believe we can produce a salable product with minimal environmental consequences using proper containment and processing techniques. The intended processing will be the crushing, drying, and packaging of the product for shipment. In 2005 and 2006 we completed small diamond drilling programs to verify location of clay beds at the Dragon Mine. With that information, we have been able to formulate development and operating plans. We have continued to explore the Dragon Mine, and we have run numerous analytical tests on the halloysite clay to ascertain quality. In 2006 we did not have any significant sales of halloysite clay.

Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done.  Each buyer may have different uses for the product and, therefore, the prices, qualities, and quantities will vary as a result.  The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyer.  From results of the product samples distributed, we have numerous potential buyers.  In March 2006 we activated Nano Clay and Technologies, Inc., a wholly owned subsidiary, and hired Dr. Ronald Price as its President and Chief Executive Officer, to pursue these activities. Dr. Price has developed and installed more efficient processing methods at the Dragon Mine and has established contacts with potential buyers for both micro-tubular encapsulation, as well as conventional users.

      Until the Dragon Mine is in a profitable stage we do not anticipate trying to develop other properties. However we will continue to look for other properties that can be acquired, developed and mined with minimal costs and environmental problems, which we have done in 2006.

      We have both a mining plan and reclamation bond approved by the proper Utah state authorities.  We have also applied for an expanded permit for the ability to mine approximately100 acres at the Dragon Mine.  We have Mine Safety and Health Administration (MSHA) registration, and County permitting where applicable. In the future, we may pursue additional acquisitions and exploration of other properties for metals and industrial minerals, development of which will require submission of new reclamation plans to the proper state and federal authorities.

BUSINESS STRATEGY

      As noted above, the creation of AFC was done for the purpose of creating operating revenues for us. We also intend to expand our exploration, and our timber production.

      To date, our activities have been financed primarily through debt, the sale of equity securities, and the issuance of equity for the acquisition of mining property. See "Management's Discussion and Analysis - Results of
Operations."

     Although at the present time we do not anticipate the need for additional funding to pursue our business strategy, should we need to do so, we would seek additional funding through additional private placements, joint venture agreements, production financing, and/or pre-sale loans.

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

      The amount of underground contracts for which AFC could bid fluctuates greatly depending on the economic climate of the industry. However on average the total contracts offered are generally between $100 and $120 million per year. Over the past year AFC has not pursued any of the larger projects which account for 80% to 90% of all projects available, and has only looked at smaller projects in the three state area of Idaho, Montana and Washington. In the future the company intends to use some of its existing AFC personnel to pursue mining activities on its other properties.

      However, we believe we are in a unique position due to our manpower and mining knowledge and experience. AFC has the ability to compete on larger projects because of its expertise. However, the issue of whether to compete on larger projects depends on our willingness to devote the necessary capital, bonding, and other resources to larger projects when these resources might be better used in the exploration of our own properties. The goal of our management at this time is to show continued growth and profitability in AFC in order to support the total corporate structure, and to utilize the talents and resources of AFC for our own exploration projects when those resources are available.

      Through mid-2005, the price of metals and increased costs due to regulations imposed on the industry had driven mining costs upward making mining less profitable. Consequently, the ability to generate a sustainable revenues source from AFC had been hampered, and management decided to find mineable resources on its own properties to utilize the manpower and equipment available to the company.   Between fall 2005 through the end of 2006, the market for contract mining has had a marked turnaround, and AFC’s projects have helped the company realize a greater potential.

      TIMBER

      Although our logging is a very small percentage of our activities, we face large numbers of competitors in this industry, and our competitors include individuals who may own property in northern Idaho and wish to sell their lumber at market prices to local mills. We are affected by market prices, and as prices fall and competing suppliers increase, our revenues from this business may fall significantly. Logging activity in northern Idaho is seasonal due to the large amount of snow that accumulates during the winter. Most logging performed on our property occurs in the summer and fall.  We did not do any logging in 2005 or 2006.

      EXPLORATION

      We face a large number of competitors with respect to our exploration activities. Although we may have some advantage with respect to companies smaller than ours, we also face the common disadvantage against larger companies with more available capital. Consequently over the past three years we have limited our exploration activities to the clay property (Dragon Mine).  As we complete our exploration activities at the Dragon Mine and move into the development and production stages, we will look more actively at other exploration targets. Our one advantage over many other smaller mining companies is that we have the ability to actually mine.

GOVERNMENTAL REGULATION

      CONTRACT MINING

      We are subject to a variety of state and federal regulations with respect to this aspect of our business. Most states require a contractor’s license before conducting business in their state. Each state has a different procedure for licensing. We estimate the annual cost to maintain our state contractor's licenses to be approximately $500 per year. We obtain and pay workers compensation insurance, unemployment, and state withholding in all states in which we work. We handle these functions as a part of our normal clerical process.

      Several states that we operate in require a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, Chapter 40). This license must be renewed every three years. If we hire new employees that will handle our explosives, we are required to submit information to the ATF. We notify the ATF regarding any projects that require the use of explosives.

      Property owners must also obtain permits prior to mining. From the contracting side, we have always required that the mine owner provide permit(s) for his project with the proper regulatory authority prior to beginning work, which relieves us of any cost or liability. On our own properties, we have spent approximately $2,000 per year to keep permits in place.   However, with the pending application for a large mine permit in the state of Utah, a $5,250 cash bond has been paid as a security deposit.

      We are licensed under the Mine Safety and Health Act of 1997 (MSHA) (License number: VL-2). We are required to submit quarterly reports of our activities to MSHA and to conduct annual refresher courses for our employees. The annual cost of these functions varies based on the amount of activity. We estimate that compliance with the described state and federal regulations costs us approximately $10,000 per year.

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

EMPLOYEES

      As of December 31, 2006, Atlas Mining and its subsidiaries have fifty-eight employees. As additional projects become available we will hire needed employees. In addition, we periodically utilize the services of various individuals on a consulting and/or contract basis. In 2006, we hired the services of a geologist, prospectors, industrial minerals  consultants, and acquisition experts. We currently have one employment agreement with our CEO, William Jacobson.  In addition, our wholly owned subsidiary, Nano Clay and Technologies, Inc. entered into an employment agreement with Dr.  Ronald Price. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

SHOSHONE COUNTY, IDAHO

Exploration

      We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. Atlas was originally incorporated to pursue mining activities on the Atlas mine property near Mullan, Idaho. This property had some past production of silver, lead, zinc and copper in the early 1900's. However, the existence of minerals on this property cannot be determined without further exploration. Any revenues we may eventually generate may be used to further explore mines within the Shoshone County area or to acquire and explore new properties wholly unrelated to our Shoshone County properties. We have no plans for exploration of the Shoshone County mines at this time; however, with the increased activities due to stronger metals prices, we may enter into a lease or option agreement with other parties on the Atlas Mine.

      Our properties in Shoshone County are divided into five separate tracts. These sections are named for the mines located in that specific section. The section location and estimated acreage are as follows:

          Section Of The Coeur D'Alene Mining District Estimated Acres
Atlas Mine	540 acres fee simple and patented,
180 unpatented
Sierra Trapper Creek	80 acres patented
Aulbach, Section 6 & 7	100 acres patented
Sierra Silver, Woodland Pk & 9 Mi	60 acres patented,
80 acres mineral rights
Sierra Hardscrabble	20 acres patented
L& N claims	108 acres patented
Park Copper & Gold	99 acres patented

      The largest section is the Atlas Mine. The underground Atlas Mine, idle since the early 1980's due to exploration budget constraints, is located on the east end of the Coeur d'Alene Mining District in Shoshone County, Idaho. The property is accessible by interstate freeway and a county maintained road. Geologically, the property lies just south of the Osburn Fault in the Wallace and St. Regis formations. The Atlas Mine has over 7,000 feet of tunnels with a rail system and a 2,000-foot internal shaft which may be accessed for future exploration.

      The other properties in Shoshone County have no accessible workings. All the properties are accessible either by state highway, county road or forest service roads. As time and the economic trends merit, we will find ways to either make these properties more productive, or to sell them.

      The Atlas Mine property carried a first mortgage to CLS Mortgage, which was paid in full in 2005.

      Timber

      We estimate that our properties in Shoshone County contain approximately two million board feet of harvestable timber. We contract independent loggers to harvest the timber and deliver the harvest to local mills. We contract our logging activities to experienced loggers in the industry. The current return to Atlas is approximately $150 per thousand board feet. A board foot of lumber is one foot by one foot by one inch. We implement reforestation techniques to replenish this timber supply. Much of the remaining timber on Atlas lands requires access through U S Forest Service or BLM properties. Acquiring permits for access through these entities is somewhat time consuming and we do not know whether we will be able to log very much of our properties in the near future.

Through the acquisition of Sierra Silver Lead Mining Company, the Company acquired its Sierra properties which consisted of approximately 329 acres of mineral rights that include approximately 250 acres of surface land and timber. Although there was a small amount of zinc mined on the Sierra Silver property, there has been no mining activity for over forty years. Subsequent to the purchase we sold approximately 100 acres. The majority of the Sierra property lies south of the Osburn Fault in the Wallace formation, and has no reserves. The property does have approximately 500,000 board feet of timber, which we value at approximately $75,000.

In March 1999, we acquired approximately 100 acres of surface land and mineral rights, including timber rights, by purchasing the Aulbach claims. To date, we have logged approximately 650,000 board feet of timber on the property with an approximate net value of $105,000.

JUAB COUNTY, UTAH

      Dragon Mine

      The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District) has been principally exploited for halloysite clay, a rare and high unit value clay mineral. The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian. Since July 10, 2001, Atlas Mining Company had leased the property from Conjecture Silver Mines, Inc. We initially paid 400,000 shares of our common stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, we have the right to renew the lease annually in exchange for 100,000 additional shares of our common stock, or we may buy the property for $500,000 if we have $1,000,000 in sales from the mine in a 12-month period. On August 18, 2005, we purchased the property from Conjecture Silver Mines and transferred ownership to Atlas Mining Company.

      Conjecture Mines acquired the claims through a quitclaim deed and share exchange with Grand Central Silver Mines, Inc. From 1950 to 1977, the Dragon Mine was owned by Anaconda and operated by Filtrol Corporation. The property had been idle since 1977. Examination of the mine maps, the open pit and surviving correspondence, coupled with informal interviews of former employees, all lead us to the conclusion that the prior mining techniques were likely inefficient which, combined with the development of synthetic catalysts (the halloysite was mined for petroleum cracking), led the mine to price itself out of business.

      Previous owners' records indicate that over 1.1 million tons were mined at the property from 1950 until its closure in 1977. Those records also indicate approximately 300,000 tons of mineralized material remains on the property. The previous owners also conducted some exploration core and reverse circulation drilling, but the records of the results are incomplete. The figures in this paragraph depend on the assumption that the old records and maps are accurate. Our analysis of the surviving maps and record lead us to believe that their estimates of mineralized material are still valid. In 2003, 2005 and 2006 we conducted small exploration drilling programs, and have been able to further validate this information. The previous owners' geologists determined the area of influence was no more than 80 feet along strike and 100 feet along dip. There were no chemically quantifiable cutoffs to the mineralized material. It appeared that the most distinguishable factors were visual indicators. The specific gravity they used was a density of 17 cubic feet per ton.

      The property is located in the arid mountains approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. The only evidence of mining prior to our lease was an open pit area, approximately one million tons of waste material, and an abandoned head frame and shaft. The Union Pacific Railroad has a spur approximately 2 miles from the property. Electrical power was approximately 1.5 miles from the site, and there was no evidence of water except in the shaft.

      In 2005 and 2006 we were able to bring the property into the development and production  stage. We built a mill site which includes a lay down and sorting area for product, and a 50ftX60ft building with a KDS processing machine. We installed a 650 kw electrical generator, and have also installed electrical lines from the Utah Power lines to the site, to service the mill, office and mine. A water and septic system, and compressors have been installed. We have developed the underground mine with over 1600 feet of decline and access tunnels and have exposed the halloysite clay bed approximately 100 feet underground. To facilitate these activities we  increased our equipment purchases during both 2005 and 2006.

      We believe the halloysite material was formed through the alteration of a shale bed lying between a limestone bed and igneous rocks. The base of the limestone was selectively replaced by iron oxide material with abundant manganese. The shale was altered to halloysite. This unit is evident in the open pit. Following the alteration event, halloysite was squeezed into northeast-striking faults upward through the limestone to the top of the bedrock in places.

      Samples taken from surface and underground exposures of the halloysite material have been made available to parties interested in conducting suitability tests. Samples have been taken from seven areas within the open pit. On the surface, the halloysite material is chalky white, often stained by iron leaking downward from the iron cap, but beneath the surface, the halloysite material turns to a soft, wet-looking and soapy feeling material, often with a bluish tinge. However, this material loses its water content and turns chalky within a few days of exposure to air.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "ALMI". Our common stock began trading on the OTC Bulleting Board on July 19, 2002; prior to that date our stock traded on the Over-The-Counter Pink Sheets under the symbol "ALMI". These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The source of this information was found at http://stockhouse.com.

	2006		2005
	High	Low	High	Low
First Quarter	$1.49	$0.90	$1.51	$0.38
Second Quarter	$1.94	$1.37	$1.32	$0.77
Third Quarter	$2.44	$1.71	$1.27	$0.96
Fourth Quarter	$1.98	$1.33	$1.14	$.078

      As of April 13, 2006, there were approximately 1,613 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on our common stock and the rate of such dividends, if any, will be determined by our board of directors in light of our earnings, financial condition, capital requirements and other factors.

      Our Board of Directors has adopted two equity compensation plans, the Stock Option Plan of Atlas Mining Company and the Incentive Stock Option Plan of Atlas Mining Company. Both plans were adopted in 1998, and expire on November 18, 2008. The Stock Option Plan allowed the Company to grant options to purchase up to 10% of the then outstanding shares of common stock, and the Incentive Stock Option Plan allows the Company to grant options to purchase up to a total of 10% of the then outstanding shares of common stock. The price per share for each option granted will be set by the Administrative Committee. As of December 31, 2006, two options has been granted under the Stock Option Plan of Atlas Mining Company to the CEO. Options issued under the Incentive Stock Option Plan of Atlas Mining Company will have a price per share at least equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2006, no options have been granted under the Incentive Stock Option Plan of Atlas Mining Company.

RECENT SALES OF UNREGISTERED SECURITIES

On January 13, 2006, the Company issued 50,000 shares of its common stock valued at $45,000 for services.

On February 6, 2006, the Company issued 20,000 shares of its common stock to an accredited investor for $10,000 cash for redemption of a warrant.

On April 7, 2006, the Company issued 8,000 shares of its common stock to an accredited investor valued at $10,000 for the acquisition of a gold property.

On April 25, 2006, the Company issued 3,465 shares of its common stock to an accredited investor for $866 cash for redemption of a warrant,

On April 25, 2006, the Company issued 50,000 shares of its common stock to accredited investors for $25,000 cash for redemption of a warrant.

On May 11, 2006, the Company issued 340,500 shares of its common stock to an accredited investor for $681,000 cash.

On May 11, 2006, the Company issued 715 shares of its common stock to an accredited investor for $179 cash for redemption of a warrant.

On May 11, 2006, the Company issued 50,000 shares of its common stock to an accredited investor for $25,000 cash for redemption of a warrant.

On June 30, 2006, the Company issued 60,000 shares of its common stock to an accredited investor for $30,000 cash for redemption of a warrant.

On August 23, 2006, the Company issued 1,000 shares of its common stock to an accredited investor for $250 cash for redemption of a warrant.

On August 23, 2006, the Company issued 10,000 shares of its common stock to an accredited investor for $5,000 cash for redemption of a warrant.

On September 22 2006, the Company issued 40,000 shares of its common stock to an accredited investor for $20,000 cash for redemption of a warrant.

On September 27, 2006, the Company issued 2,000 shares of its common stock to an accredited investor for $500 cash for redemption of a warrant.

On October 27, 2006, the Company issued 750,000 shares of its common stock to an accredited investor for $300,000 cash for redemption of a warrant.

On November 3, 2006, the Company issued 40,000 shares of its common stock to an accredited investor for $20,000 cash for redemption of a warrant.

On December 5, 2006 the Company issued 560,000 shares for $100,800 cash to its CEO as a result of exercised stock options.

On December 9, 2006, the Company issued 50,000 shares of its common stock to an accredited investor for $25,000 cash for redemption of a warrant.

On December 15, 2006, the Company issued 100,000 shares of its common stock to an accredited investor for $50,000 cash for redemption of a warrant.

On December 15, 2006, the Company issued 30,000 shares of its common stock to an accredited investor for $15,000 cash for redemption of a warrant.

On December 22, 2006, the Company issued 20,000 shares of its common stock to an accredited investor for $10,000 cash for redemption of a warrant.

On December 22, 2006 the Company issued 166,667 shares of its common stock to its CEO valued at $30,000 as a result of exercised stock options.

On December 27, 2006, the Company issued 19,800 shares of its common stock to an accredited investor for $4,950 cash for redemption of a warrant.

On December 27, 2006, the Company issued 10,000 shares of its common stock to an accredited investor for $5,000 cash for redemption of a warrant.

      All of the above issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because none of the issuances were a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contract Mining

In the past our contract mining normally generates 80% or more of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time, we anticipate that our contract mining will still be a significant, contributing factor to our revenues.

Property Exploration

We are currently considered an exploration company. Our efforts in exploration are dependent upon the available funds we can raise to pursue our exploration efforts. We have no assurances that our exploration will result in proving any commercially viable deposits. We realize that additional steps will need to be taken to move from an exploration stage to a development or production stage company.

The majority of our exploration has been at the Dragon Mine in Juab County, Utah. We have furnished samples of the halloysite clay extracted from this property to potential buyers and distributors. The preliminary results of these samples have been favorable. We have moved into the development and production stage of this property.

Timber

We will continue to harvest timber on our property. Timber harvesting will be dependent upon lumber prices, weather, and monetary need.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31,
2005.

Our operations for the period ended December 31, 2006, and the period ended December 31, 2005 consisted mostly of our contracting work, and development and exploration activities.

Revenues

Our total revenues for the period ending December 31, 2006 were $3,800,104, compared to $628,176 for the period ending December 31, 2005, resulting in a five times increase from the same period the previous fiscal year. Our contract mining revenue for the period ending December 31, 2006 was $3,799,204 compared to $628,176 for the period ended December 31, 2005, or an increase of 500%. We received no timber revenue for the period ending December 31, 2006 or the same period ended December 31, 2005. We received $900 from halloysite clay sales in 2006 compared to $ 0 for the same period ended December 31, 2005.  The revenues recognized from clay sales was from a sample sold during the year ended December 31, 2006.

Gross Profit

Our Gross profit for the year ended December 31, 2006 was $1,110,574 compared to $76,917 for the year ended December 31, 2005, resulting in an increase of over 13.4 times from the same period the previous year. The main reason for this sharp increase was the increased contracting sales in 2006, compared to 2005.

General and Administrative Expenditures

Our general and administrative expenditures for the period ending December 31, 2006 were $991,266 compared to $3,221,583 in 2005, which is a 69.3%  decrease from the same period the previous fiscal year. The reason for this is attributable to a reduction in professional fees and streamlining internal processes with administrative staff.

Capital Expenditures

During 2006, we increased our assets by $1,550,595 which consisted mostly of improvements to the Dragon Mine, and the acquisition of equipment for both the Dragon Mine and contracting activities.  In 2005, we purchased the Dragon Mine in Juab County Utah for $600,000 and added $321,258 to mining, milling and related equipment.

Interest Payments

Our interest payments for the period ending December 31, 2006 were $20,074, compared to $65,089 from the same period the previous fiscal year or a decrease of 69%.  In 2006, all interest payments were related to equipment financing. In 2005, we liquidated the American National Mortgage debt, our major creditor, resulting in a one time interest payment in the settlement of the debt.

Exploration & Development Expenditures

Our exploration expenses for the period ending December 31, 2006 were $2,143,161 compared to $760,347 for the previous fiscal year, which is an 182% increase from the same period the previous fiscal year. The expenses were incurred at the Dragon Mine, in Juab County, Utah, where we have continued our work to develop the property into a production stage.

Net Profit (Loss)

Our net losses for the period ending December 31, 2006, were ($1,992,922), compared to ($3,788,265) for the same period ended December 31, 2005, or a 47.4% decrease over the same period the previous fiscal year. Although we had more exploration and development expenses in 2006, our contracting revenues and gross profit helped offset those  expenses and attributed to reduced losses in 2006 compared to 2005.

Liquidity And Capital Resources

To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting. We intend to continue pursuing contracting work and to sell halloysite clay.  If necessary, we will selectively harvest timber on our properties to raise the necessary funds to continue daily operations.

In 2006 and 2005 the contracting work accounted for nearly100% of the total revenues. Halloysite clay sales accounted for $900 of the revenue in 2006, while there were none in 2005. In 2006 and 2005 timber sales accounted for 0% of the total revenue. We have also issued common shares of restricted stock and borrowed from various sources to finance our activities.

Our current debt structure is explained below.

We have a note payable to a leasing company for a piece of equipment with a $31,905 balance with payments of $2,135 per month at 9.75% interest and maturing in March 2008.

We have a note payable to a leasing company for equipment with a $44,944 balance with monthly installments of $1,605 at 5.41% interest and maturing in May 2009.

We have a note payable to a leasing company for the acquisition of equipment with a $12,096 balance and monthly payments of $676 at 1.35% interest, maturing in June 2008.

We have a note payable to a leasing company for the acquisition of equipment with a $16,716 balance and monthly payments of $13,000 at 10% interest and maturing in February 2007.

We have a note payable to a leasing company for the acquisition of equipment with a $61,225 balance and monthly payments of $15,573 at 5% interest and maturing in August 2011.

We have a note payable to a leasing company for the acquisition of equipment with a $48,250 balance and monthly payments of $7,500 at 25.9% interest and maturing in January 2007.

We have a note payable to a lending company for the acquisition of equipment with a $15,822 balance and monthly payments of $479 at 0% interest and maturing in December 2008.

We have a note payable to a lending company for the acquisition of equipment with a $23,697 balance and monthly payments of $688 at 7.59% interest and maturing in March 2010.

We have a note payable to a private party with a $100,677 balance due in annual installments of between $15,000 to $54,000 with an interest rate of 0%. The note matures in April 2009.

We have a note payable to an insurance company with a $77,454 balance due in monthly installments of $12,767 at 8.85% interest and maturing in July 2007.

Our principal source of cash flow is from our contract mining, which averaged $316,675 per month in fiscal year 2006 and $52,348 per month in 2005. Our timber and halloysite clay sales were minimal or nonexistent in both 2006 and 2005.  In addition, we also rely on our credit facilities and any public or private equity issuances we may conduct in the future.

Cash flow from financing activities for the fiscal year ended December 31, 2006 was $1,795,666 compared to $4,178,834 for the same period in 2005, a difference of $2,383,168. The main difference was the sale of common stock and payoff of notes payable in 2005.

The Company realized a use of funds of ($1,582,286) from investing activities for the fiscal year ended December 31, 2006, compared to ($799,611) for the same period in 2005, a difference of $782,675he main difference is attributed to land and equipment purchases in 2006 of $1,550,595 compared to $748,861 for the same period ended December 31, 2005.

Cash flow from operating activities for the fiscal year ended December 31, 2006, was ($2,212,207) compared to ($1,369,929) for the same period in 2005, a difference of $842,278. Although operating losses were less in 2006, accounts receivable and depreciation increased considerably compared to the same period ended December 31, 2005.

As of April 1, 2003, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month-to-month basis, from the McGillvray Environmental.

We have a monthly obligation specific to debt payments of $23,601 per month or $283,217 for the next fiscal year.

In anticipation of the cash needs for the upcoming year, we completed a sale of restricted common stock in January 2007 to an affiliate to the company.  The transaction was the sale of 1,481,482 shares of common stock for $2,000,000 cash.

      Following is summary financial information reflecting our operations for the periods indicated.
	Year Ended December 31,
	2006	2005

Net revenues	$3,800,104	$628,178
Cost of revenues	$2,689,530	$551,259
Gross profit	$1,110,574	$76,917
Selling, general and administrative	$991,266	$3,221,583
Gain (Loss) from operations,	$(2,023,853)	$(3,905,013)
Net gain (loss)	$(1,992,922)	$(3,788,265)

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

WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.

      We have experienced annual operating losses since our reactivation in September 1997. As of December 31, 2006, we had an accumulated deficit of $(11,642,427). We can not assure you that that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins.

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

      We do not carry insurance for fire or disease on our timber reserves due to the prohibitive cost and our limited financial resources. As a result, any catastrophic event may significantly reduce the value of our reserves, and consequently reduce our financial position. The timber industry is affected by lumber price movements and adjustments, downturns in the housing industry, and interest rate movements. These factors can reduce the price of timber and lumber on the open market.

      OUR SUCCESS DEPENDS A LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN OR HIRE KEY PERSONNEL, WHICH WE MAY OR MAY NOT BE ABLE TO DO.

      To operate successfully and manage our potential future growth, we must attract and retain highly qualified key engineering, managerial and financial personnel. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. If we lose our key personnel, which includes our president and CEO, William T. Jacobson, or are unable to hire and retain additional qualified personnel in the future, our business, financial condition and operating results could be adversely affected.   We currently have an employment agreement with Mr. Jacobson.  In addition, Dr. Ronald Price, president and CEO of our subsidiary, Nano Clay and Technologies, Inc., is employed under an employment agreement.  With the exclusion of Mr. Jacobson and Dr. Price, we do not have any employment agreements with other officers, directors, or employees.

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

      THE VALUE OF TIMBER ASSETS MAY FLUCTUATE DUE TO CHANGING TIMBER PRICES, WHICH MAY ADVERSELY IMPACT OUR REVENUES AND OUR FINANCIAL POSITION.

      Although we attempt to harvest timber only when the lumber prices merit it, timber is subject to fluctuation in price. To help offset a change in prices, we try to obtain a price agreement with the lumber mills prior to proceeding with any logging program.   Although we attempt to offset this by obtaining agreements with our purchasing mills prior to beginning our logging, we may not be able to account entirely for price variations, which may result in lower revenues than  anticipated.  At this time, we do not currently have any agreements with timber mills.

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

      THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

      Exploration operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Exploration operations are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. We require various permits from government bodies  for exploration operations to be conducted. We cannot assure you that such permits will be received. No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons. Management is aware of the necessity of obtaining proper permits prior to conducting any exploration activity.

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

Atlas Mining Company
Financial Statements
Dececember 31, 2006

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Atlas Mining Company

We have audited the accompanying consolidated balance sheets of Atlas Mining Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Mining Company as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 2, 2007

Atlas Mining Company and Subsidiary
Consolidated Balance Sheets

ASSETS
	December 31,
	2006	2005

Current Assets
Cash	$217,102	$2,215,929
Accounts receivable	887,494	40,173
Investments - available for sale	3,794	3,754
Advances	618	750
Mining supplies	2,000	9,000
Deposits and prepaids	170,731	120,103

Total Current Assets	1,281,739	2,380,709

Property and Equipment
Land and tunnels	1,225,412	1,005,159
Land improvements	83,987	-
Buildings and equipment	291,214	188,192
Mining equipment	972,060	283,999
Milling equipment	586,979	247,714
Laboratory equipment	74,174	5,740
Office equipment	1,300	1,300
Vehicles	150,952	111,259
Less: Accumulated depreciation	(408,145)	(229,313)

Total Property and Equipment	2,977,933	1,614,050

Other Assets
Long-term Note Receivable	50,209	50,000

Total Other Assets	50,209	50,000

Total Assets	$4,309,881	$4,044,759

Atlas Mining Company and Subsidiary
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2006	2005

Current Liabilities
Accounts payable and accrued liabilities	$359,527	$101,532
Current portion of notes payable	229,304	12,473
Current portion of leases payable	49,537	26,000

Total Current Liabilities	638,368	140,005

Long-Term Liabilities
Notes payable	432,786	49,661
Leases payable	62,776	26,000
Less: current portion of long-term debt	(278,841)	(38,473)

Total Long-Term Liabilities	216,721	37,188

Minority Interest	52,287	52,797

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $1.00 par value, 10,000,000 shares authorized,
noncumulative, nonvoting, nonconvertible, none issued or outstanding	-	-
Common stock, no par value, 60,000,000 shares authorized,
51,275,539 and 48,852,892 shares issued and outstanding, respectively	15,209,933	13,596,492
Accumulated Deficit	(11,642,427)	(9,649,505)
Accumulated other comprehensive income	(165,001)	(123,218)

Total Stockholders' Equity	3,402,505	3,823,769

Total Liabilities and Stockholders' Equity	$4,309,881	$4,053,759

Atlas Mining Company and Subsidiary
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2006	2005

Revenues - Contract Mining	$3,799,204	$628,176
Revenues - Mining Production	900	-
Total Revenues	3,800,104	$628,176

Cost of Sales - Contract Mining	2,611,819	$441,617
Cost of Sales - Mining Production	77,711	98,946
Cost of Sales - Timber	-	10,696
Total Cost of Sales	2,689,530	551,259

Gross Profit	1,110,574	76,917

Operating Expenses
Exploration & development costs	2,143,161	760,347
General & administrative	991,266	3,221,583

Total Operating Expenses	3,134,427	3,981,930

Net Operating (Loss)	(2,023,853)	(3,905,013)

Other Income(Expense)
Interest income	30,188	26,131
Interest expense	(20,074)	(65,089)
Miscellaneous income	21,327	146
Gain (loss) on sale of assets	-	(3,393)
Gain (loss) on settlement of debt	-	159,098

Total Other Income	31,441	116,893

Minority interest	(510)	(145)

(Loss) Before Income Taxes	(1,992,922)	(3,788,265)

Provision (Benefit) for Income Taxes	-	-

Net (Loss)	$(1,992,922)	$(3,788,265)

Net Income (Loss) Per Share (Basic and Diluted)	$(0.04)	$(0.08)

Weighted Average Shares Outstanding	49,446,722	45,222,704

Atlas Mining Company and Subsidiary
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
For the Years Ended December 31, 2006 and 2005 (continued)

						Other
						Accumulated
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Prepaid
	Shares	Amount	Shares	Amount	Deficit	(Loss)	Expenses

Balance, January 1, 2005-		$-	39,892,422	$5,875,436	$(5,861,240)	$174	$(10,000)

- Shares issued for Dragon Mine lease at $1.00-		-	100,000	100,000	-	-	-

-Shares issued for settlement of debt at $0.60negotiated in January, 2005-		-	175,000	105,000	-	-	-

Shares issued for cash:
$- at 0.50-		-	1,000,000	500,000	-	-	-
$- at 0.91-		-	4,880,090	4,431,122	-	-	-
$- at 1.02			40,000	40,800	-	-	-

Shares issued for services:
$- at 0.40-		-	450,000	180,000	-	-	-
$- at 0.50-		-	360,000	180,000	-	-	-
$- at 0.65-		-	7,170	4,661	-	-	-
$- at 0.80-		-	7,200	5,760	-	-	-
$- at 0.91-		-	465,000	423,150	-	-	-
$- at 0.92-		-	30,000	27,600	-	-	-
$- at 0.95-		-	300,000	285,000	-	-	-
$- at 0.98-		-	140,000	137,200	-	-	-
$- at 1.01-		-	22,420	22,644	-	-	-
$- at 1.05-		-	50,000	52,500	-	-	-
$- at 1.07-		-	250,000	267,500	-	-	-
$- at 1.10-		-	250,000	275,000	-	-	-
$- at 1.14-		-	62,000	70,680	-	-	-

Shares issued for exercise of warrants:- at $0.25-		-	371,590	92,898	-	-	-

- Warrants issued valued at $0.664-		-	-	390,489	-	-	-

- Stock warrant expense-		-	-	129,053	-	-	-

- Amortization of prepaid expenses-		-	-	-	-	-	10,000

- Net loss for the year ended December 31, 2005-		-	-	-	(3,788,265)	(123,392)	-

Balance, December 31, 2005-		$-	48,852,892	$13,596,493	$(9,649,505)	$(123,218)	$-

Shares issued for services:
$- at 0.90-		-	50,000	45,000	-	-	-
$- at 1.40-		-	40,500	56,700	-	-	-

Shares issued for exercise of warrants:
$- at 0.25-		-	26,980	6,745	-	-	-
$- at 0.40-		-	750,000	300,000	-	-	-
$- at 0.50-		-	480,000	240,000	-	-	-

- Shares issued for cash at $2.00 per share-		-	340,500	681,000	-	-	-

- Shares issued for payment of note at $1.25-		-	8,000	10,000	-	-	-

- Shares issued for stock options exercised at $0.18-		-	726,667	130,800	-	-	-

Net change in unrealized loss on available forsale securities-		-	-	-	-	(41,783)	-

Compensation for options issued to employees-		-	-	143,195	-	-	-

Net loss for the year ended December 31, 2006-		-	-	-	(1,992,922)	-	-

Balance, December 31, 2006-		$-	51,275,539	$15,209,933	$(11,642,427)	$(165,001)	$-

Atlas Mining Company and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(1,992,922)	$(3,788,265)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation	178,832	80,914
Stock issued for services	101,700	1,931,695
Securities received for services	(10,000)	-
Valuation for options and warrants issued for service	143,195	519,542
Amortization of prepaid expenses (equity)	-	10,000
Minority Interest in Loss of Subsidiary	510	148
Loss on sale of assets	-	3,393
Gain on settlement of debt	-	(159,098)
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(847,321)	232,842
Deposits and prepaids	(50,628)	(54,365)
Inventory	7,000	-
Interest accrued on note receivable	(209)	-
Accounts payable and accrued expenses	257,995	(146,735)

Net Cash Provided Used by Operating Activities	(2,211,848)	(1,369,929)

Cash Flows from Investing Activities:
Purchases of land and equipment	(1,540,595)	(748,861)
Purchases of invesments available for sale	(31,823)	-
Proceeds from (payments for) advances	132	(750)
Proceeds (payments) on notes receivable	-	(50,000)

Net Cash Used by Investing Activities	(1,572,286)	(799,611)

Cash Flows from Financing Activities:
Proceeds from notes payable	669,001	210,979
Proceeds from leases payable	113,769	39,500
Payments for notes payable	(279,015)	(1,122,964)
Payments for leases payable	(76,993)	(13,500)
Proceeds from exercised stock options	130,800	-
Proceeds from issuance of common stock	1,227,745	5,064,819

Net Cash Provided (Used) by Financing Activities	1,785,307	4,178,834

Increase (Decrease) in cash	$(1,998,827)	$2,009,294

(CONTINUED NEXT PAGE)

Atlas Mining Company and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2006	2005

(CONTINUED FROM PREVIOUS PAGE)

Increase (Decrease) in Cash	$(1,998,827)	$2,009,294

Cash and Cash Equivalents at Beginning of Period	2,215,929	206,635

Cash and Cash Equivalents at End of Period	$217,102	$2,215,929

Supplemental Disclosure of Cash Flows Information:

Cash Paid For:
Interest	$20,074	$65,089
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock issued for services	$101,700	$1,931,695
Stock issued for land	$10,000	$-
Warrants issued for services	$-	$390,489
Stock issued for notes payable	$-	$105,000
Stock issued for Dragon Mine	$-	$100,000

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Atlas Mining Company, (“the Company”) was incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas mine, a consolidation of several patented mining claims located in Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.

In September 1997, the Company became active and purchased substantially all of the operating equipment and mining supplies from Fausett International, Inc., a related party.  The purchase price totaled $1,416,099, which consisted of $50,000 cash, 875,000 shares of the Company’s common stock valued at $350,000 and a note payable of $1,016,094.  After the purchase, the Company commenced contracting operations through the trade name, Atlas Fausett Contracting.  Through Atlas Fausett Contracting, the Company provides shaft sinking, underground mine development and contracting primarily to companies in the mining and civil industries.  The Company also pursues property acquisitions and resource development projects.  In 2002, the Company settled out the debt to Fausett International and returned the majority of the unusable equipment; however the Company continues to pursue contracting activities.

In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation.  As of December 31, 2006, 384,465 shares of the Company’s common stock had not been exchanged.  The Company was unable to locate some of the shareholders of Sierra.  Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase.  The purchase price totaled $276,157.  All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

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

In July 2001, Atlas Mining Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. in Spokane, Washington. Conjecture Mines has since been merged into Chester Mines, Inc. at the same location.  An initial payment was made in the amount of 400,000 shares of our common

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

stock, valued at $100,000, for a one-year lease. Under the terms of the lease agreement, the right to renew the lease annually in exchange for 100,000 additional shares of common stock existed.  As an alternative, there was an option to purchase the property for $500,000 if  $1,000,000 in sales revenue from the mine was recognized in a 12-month period.  On August 18, 2005, the option to purchase the Dragon Mine for $500,000 was exercised. The property consists of 38 patented mining claims on approximately 230 acres.

The Company has 10,000,000 shares of preferred stock authorized at $1.00 par value. No preferred shares are issued and outstanding at December 31, 2006 and 2005. The stock is nonvoting, nonconvertible, and noncumulative.

The Company has 60,000,000 shares of common stock authorized with no par value. All common shares are entitled to one vote per share in all matters submitted to the shareholders.

b.  Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. The Company sells contract mining services, mined halloysite clay and raw timber.

Revenue for contract mining services is recognized once a contract with a fixed and determinable fee has been established, the services have been rendered, and collection is reasonably assured.

Revenue for mined halloysite clay is recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.  Certain of the Company’s sales contracts call for a fixed price per ton plus a percentage of future sales revenue on the resale of product.  Revenues are recorded at the time of sale based upon the fixed price per ton upon shipment.  Revenues from the future resale of the product are recognized upon receipt as amounts are not determinable.

Revenue for harvested raw timber is recognized once it has been shipped to the mill, a contract with a fixed and determinable fee has been established and collection is received or the resulting receivable is deemed probable.

c.  Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of
December 31, 2006 and 2005, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.  Basis of Consolidation

The Company’s investments representing a 50% or greater interest are consolidated.  The consolidated financial statements presented reflect the accounts of Atlas Mining Company and Park Copper & Gold.  At December 31, 2006 and 2005 the Company held a 53% ownership interest in Park Copper & Gold.  A minority interest has been recorded as a liability, and is based on the allocation of the initial cost of the investment allocated over the underlying assets and liabilities at the time of the acquisition, and increased or decreased annually by 47% of the net income or loss recognized by the subsidiary.  All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

e.  Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 3,773,333 in options and 323,430 in warrants were considered but were not included in the computation of loss per share at December 31, 2006 and 2005 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2006:
Basic EPS
Net loss to common shareholders	$(1,929,922)	49,446,722	$(0.04)
For the year ended December 31, 2005:
Basic EPS
Net loss to common shareholders	$(3,788,265)	45,222,704	$(0.08)

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	2006	2005
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$3,958,425	$3,280,832
Contribution Carry-forwards	-	-
Tax over Book Depreciation	10,857	6,750
Unrealized Loss on Available for Sale Securities	(41,857)	(123,392
Total Deferred Tax Assets	3,927,499	3,164,190
Valuation Allowance for Deferred Tax Assets	(3,927,499)	(3,164,190)
Total Deferred Tax Asset (Liability)	-	-
The components of income tax expense are as follows:

Current Federal Tax	-	-
Current State Tax	-	-
Change in NOL Benefit	677,593	1,288,010
Change in Allowance	(677,593)	(1,288,010)

At December 31, 2006, the Company has net operating losses of approximately $9,924,239 which expire from 2007 through 2020.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.  Available for Sale Investments

The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.

Marketable Securities-Available for Sale are as follows:

Balance, January 1, 2005	$19,364
Marketable securities received	107,608
Net unrealized losses	(123,218)

Balance, December 31, 2005	3,754
Marketable securities received for services and debt repayment in 2006	41,823
Net unrealized losses	(41,783)

Balance, December 31, 2006	$3,794

i.  Mining Supplies

Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are charged to cost of goods sold upon acquisition as the items purchased are used within thirty days. In addition, equipment repair parts and maintenance items are also included at cost.  The amounts held in mining supplies at December 31, 2006 and 2005 were $2,000 and $9,000, respectively, and consisted of mining equipment parts.

j.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.  Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life

Building	30 years

Mining equipment	2-8 years

Office and shop furniture and equipment	5-8 years

Vehicles	5 years

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2006 and 2005, no impairments were recognized.  Depreciation expense for the years ended December 31, 2006 and 2005 totaled $178,832 and $80,914, respectively and was included in general and administrative expenses in the statement of operations for December 31, 2006 and 2005.

l.  Fair Value of Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, available for sale securities, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2006 and 2005.  The Company has no investments in derivative financial instruments. (See Note 1h).

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

As December 31, 2006, all costs associated with the Company's mines have been expensed. During the year ended December 31, 2006, the Company recognized revenue of $900 from the sale of halloysite clay.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n.  Stock Options and Warrants

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. When adopted, the Company will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. For the years ended December 31, 2006 and 2005, expense totaling $143,195 and $519,542, respectively, has been recorded to recognize compensation related to outstanding stock options and warrants available for exercise.

o.  Concentration of Risk

The Company maintains cash balances in two checking accounts at two separate financial institutions.  At December 31, 2006 and 2005, total cash balances were $217,102 and $2,215,929, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 are not insured.

The Company receives 90% of contract service revenue from two customers.  For the year ended December 31, 2006, customers who account for 10% or more of revenues are presented as follows:

% of
Customers	Revenues

Customer A	75%
Customer B	16%

NOTE 2 – RELATED PARTY TRANSACTIONS

In December 2005, the Company loaned $50,000 to Clearwater Mines, Inc., a related party.  Interest accrues on the loan at federal applicable rates at the mid-term rate.  During the year ended December 31, 2006, $209 was accrued on the note as interest expense.  The note was paid in full in January 2007 (see Note 8).

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 3 – NOTES PAYABLE

Notes payable are detailed in the following schedules as of December 31, 2006 and  2005:

	December 31,	December 31,
	2006	2005

Note payable to a company, due in monthly installments of $2,135, including interest at 9.75%. The note matures in March 2008 and is collateralized equipment.	$31,905	$-

Note payable to a company, due in monthly installments of $1,605, including interest at 5.41%. The note matures in May 2009 and is collateralized equipment.	44,944	-

Note payable to a company, due in monthly installments of $676, including interest at 1.35%. The note matures in June 2008 and is collateralized equipment.	12,096	-

Note payable to a company, due in monthly installments of $13,000, including interest at 10%. The note matures in February 2007 and is collateralized equipment.	16,716	-

Note payable to a company, due in annual installments of $15,573, including interest at 5%. The note matures in August 2011 and is collateralized equipment.	61,225	-

Note payable to a company, due in monthly installments of $7,500, including interest at 25.9%. The note matures in January 2007 and is collateralized equipment.	48,250	-

Note payable to a company, due in monthly installments of $479, including interest at 0%. The note matures in December 2008 and is collateralized equipment.	15,822	-

Note payable to a company, due in monthly installments of $688, including interest at 7.59%. The note matures in March 2010 and is collateralized by a vehicle.	23,697	29,888

Note payable to a private party, due in annual installments of between $15,000 to $54,000. The note matures in April 2009 and is collateralized by property with mineral rights.	100,677	-

Note payable to an insurance company, due in monthly installments of $12,767. The note matures in July 2007.	19,773	49,661

Total Notes Payable	432,786	49,661

Less Current Portion	(229,304)	(25,973)

Total Long-Term Liabilities	$203,482	$23,688

Future minimum principal payments on notes payable are as follows:

2007	$229,304
2008	881,875
2009	88,480
2010	18,786
2011	14,341
Thereafter	0
Total	$432,786

NOTE 4 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Stock Options
In 1998, the Company adopted a non-qualified stock option plan authorizing the granting to officers, directors, or employees options to purchase common stock. Options are granted by the Administrative Committee, which is elected by the Board of Directors. The number of options granted under this plan and any other plans active may not exceed 10% of the currently issued and outstanding shares of the Company’s common stock. The term of each option granted is determined  by the Committee, but cannot be for more than five years from the date the option is granted. The option price per share with each option granted will be fixed by the Administrative Committee on the date of grant.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 -  STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK  (continued)

The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date.  At December 31, 2006, no options have been granted under this plan.

The Company is authorized to issue stock options under one existing stock option plan approved by stockholders. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the company’s stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.

The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

During 2004, the company’s board of directors approved an option to the Company’s CEO to acquire up to 3.5 million shares of common stock over a five year period at $0.18 per share under the non-qualified stock option plan.  The options vested 43% on January 1, 2005, and 14% on January 1, 2006 -2009.

During 2006, the Company’s board of directors approved an option to the CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to one million shares of common stock over a two year period.  The first 500,000 shares are exercisable at $1.51 per share and the remaining 500,000 shares are exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the non-qualified stock option plan.  The options vested 25% on July 14, 2006, and will continue to vest in 25% increments on January 14, 2007, July 14, 2007, and January 14, 2008.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 -    STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK  (continued)

The significant weighted average assumptions relating to the valuation of the Stock Options for the Company’s subsidiary’s CEO from the option issuance on July 14, 2006 through the December 31, 2006 were as follows:

2006

Dividend Yield	0%
Expected Life	1.5 years
Expected Volatility	59%
Risk-Free Interest Rate	4.90%

A summary of the status of the options granted under the Company’s 1998 stock option plan and other agreements and changes for the year ended December 31, 2006 and 2005, are as follows:

	December 31, 2006		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,500,000	$0.18	3,500,000	$0.18
	1,000,000	1.59	-	1.59
	726,667	0.18	-	0.18
	-	-	-	-
	-	-	-	-
	3,773,333	$0.49	3,500,000	$0.18
	1,523,333	$0.59	1,500,000	$0.18

A summary of the status of the options outstanding at December 31, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exersice Price
$0.18	2,773,333	3.75 years	$0.18	1,273,333	$0.18
$1.59	1,000,000	1.50 years	$1.59	250,000	$1.59
	3,773,333			1,523,333

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 -     STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK  (continued)

The Company had 1,995,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.269.  At December 31, 2006 the Company had 1,518,333 non-vested options with a weighted average grant date fair value of $0.62.

The total intrinsic value of options exercised during years December 31, 2006 and 2005 was $1,065,467 and $0, respectively.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.  During the year ended December 31, 2006 and 2005, amounts expensed for stock option and warrants was $143,195 and $519,542, respectively.

Stock Warrants
During 2005, the Company granted warrants to purchase up to 1,174,000 of its common shares at between $0.25 to $0.50 per share expiring in January 2007 with a calculated weighted average fair value of $0.44 each for services. The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model. Assumptions used to compute the weighted-average grants during the year ended December 31, 2005 include risk-free interest rates of 3.25%, expected dividend yields of 0%, expected life of 2 years, and expected volatility 76.36%.

Also during 2005, the Company granted warrants to purchase up to 474,000 of its common shares at $0.50 per share, with 470,000 shares expiring in January 2007 and 4,000 shares expiring in February 2007, with a calculated weighted average fair value of $0.27 each.  The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.  Assumptions used to compute the weighted-average grants during the year ended December 31, 2005 include risk-free interest rates of 4.22%, expected dividend yields of 0%, expected life of 2 years, and expected volatility ranging from 79.75% to 107.77%.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 -    OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK  (continued)

A summary of the status of the warrants granted at December 31, 2006 and 2005, and changes during the years then ended is presented below:

	December 31, 2006		December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,580,980	$0.45	1,504,000	$0.37
Granted		-	1,174,000	0.44
Exercised	(1,256,980)	0.38	(97,020)	0.25
Forfeited	-	-	-	-
Expired	(20,000)	0.50	(1,000,000)	0.35
Outstanding at end of Period	304,000	$0.50	1,580,980	$0.45
Exercisable at end of Period	304,000	$0.50	1,580,980	$0.45

A summary of the status of the warrants outstanding at December 31, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exersice Price
$0.50	304,000	0.08 years	$0.50	304,000	$0.50
	304,000			304,000

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 5 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2005, the Company sold a total of 6,291,680 shares of restricted common stock at prices ranging from $0.25 to $1.02 per share for a total of $5,064,019 cash.  In addition, the Company issued 2,393,790 shares of stock at prices ranging from $0.30 to $1.11 in payment of $2,362,984 worth of services provided to the company.

During the year ended December 31, 2006, the Company recognized the following transactions related to common stock:

1.	50,000 shares of restricted stock at $0.90 per share were issued in payment for services.
2.	8,000 shares of restricted stock at $1.25 per share were issued for payment on a note payable.
3.	40,500 shares of stock were issued to selected employees at $1.40 per share as a year end stock bonus.
4.	726,667 shares of restricted stock were issued as a result of stock options being exercised at $0.18 per share.
5.	1,256,980 shares of restricted stock were sold for cash through the exercise of warrants at a price ranging between $0.25 to $0.50 per share.
6.	340,500 shares of restricted stock were sold for cash at $2.00 per share.

NOTE 6 – CAPITAL LEASES

The company leases equipment under capital leases that expire in March through December 2008.  The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

	December 31,	December 31,
	2006	2005

Mining Equipment	$100,363	$39,500
Total	100,363	39,500

Less Accumulated Depreciation	(11,657)	(420))

Net Leased Equipment	$88,706	$39,080

The Company depreciates its leases over the estimated useful life of the equipment.  Depreciation expense was $11,657 and $420 for the periods ended December 31, 2006 and 2005, respectively and were included in general and administrative expenses in the statements of operation for December 31, 2006 and 2005.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 – CAPITAL LEASES (Continued)

During the year ended December 31, 2006, the Company concluded payment of a capital lease.  Such lease contained a purchase clause that the Company exercised.

The future minimum lease payments are as follows for the twelve-month periods ended:

December 31,	Amount Due

2007	$53,913
2008	13,478
2009	-
2010	-
2011	-
Thereafter	-

Total minimum obligations	67,391

Executory costs and interest	(4,615)
PV of minimum obligations	62,776
Current portion	(49,537)
Long-term obligations	13,239

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 10, 2001, the Company entered into an agreement to lease and possibly purchase a mine in Juab County, Utah.  The Company had the sole option to renew the lease on an annual basis.  The agreement required the lease payments be made through the issuance of 100,000 shares of the Company’s common stock each year.  In July 2005, the Company issued 100,000 shares of common stock valued at $100,000 to renew the lease.  In July 2004, the Company issued 100,000 shares of common stock valued at $20,000 to renew the lease.  In July 2003, the Company issued 100,000 shares of common stock valued at $10,000 to renew the lease.  The Company had the option to purchase the mine for $500,000 at anytime, or when it sold $1,000,000 of product from the mine during a twelve month period.

During the 3rd quarter of 2005, the Company exercised the purchase option on the Dragon Mine in Juab County, Utah for $500,000.  The Company also paid $30,000 in royalties which was equivalent to selling $1,000,000 of product from the clay mine.

The Company has commenced operations at the mine to begin production of halloysite clay.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On April 3, 2006, the Company entered into an agreement to obtain the property and mineral rights of the Handcamp property located in Newfoundland, Canada.  The terms of the agreement include payment of a four year note, beginning in 2006, and such payments are in the form of both cash and the Company’s common stock.  The agreement was valued at $117,757 on the date of signing.  During the year ended December 31, 2006, $7,080 in cash and 8,000 shares of the Company’s stock valued at $1.25, or $10,000, was paid on the note.

NOTE 8 – SEGMENT REPORTING

The Company's Chief Operating Decision-maker, as defined in SFAS No. 131, is considered to be Atlas' CEO. The Chief Operating Decision-maker reviews separate financial information for the contract mining business segment, the mining production business segment and the timber business segment. Each of the Company's business segments offer and distribute distinct services to different customer segments.  The contract mining segment provides mining services and specialized civil construction services in various locations for mine operators, exploration companies and the construction and natural resources industries.  Other activities include site evaluation, feasibility studies, trouble-shooting and consultation prior to the undertaking of exploration and mine development.  The mining production segment is located at the Dragon Mine in Juab County, Utah which contains a deposit of high quality halloysite clay.  The Company is in the process of extracting this clay to sell to outside parties.  The Company holds property with harvestable timber in Northern Idaho.  Timber harvesting is contracted out to a qualified logger, who is able to negotiate with local timber mills on the price for the timber.  The Company primarily uses the timber to generate revenues and cash flows for other operations.  The Company therefore considers that it has three reportable segments under SFAS 131 during 2005 to 2006 as follows:  (i) contract mining, (ii) mining production, and (iii) timber.

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 8 – SEGMENT REPORTING (continued)

The Chief Operating Decision-maker evaluates performance and allocates resources based on revenues produced from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  It is the Company's policy that trade between the segments is entered into at an arms-length basis.

	For the Year Ended
	December 31,
	2006	2005
Contract Mining:
Net Revenue	$3,799,204	$628,176
Operating Expenses
Cost of Sales	2,611,819	441,617
General & Administrative	495,633	1,522,268
Total Operating Expenses	3,107,452	1,963,885
Net Operating Profit (Loss)	$691,752	$(1,335,709)

Capital Expenditures:	$726,275	$41,721
Depreciation:	$66,895	$4,316
Total Assets:	$2,591,934	$198,320

Mining Production:
Net Revenue	$900	$-
Operating Expenses
Cost of Sales	77,711	98,946
Exploration & Development Costs	2,143,161	760,347
General & Administrative	495,633	1,397,712
Total Operating Expenses	2,716,505	2,257,005
Net Operating (Loss)	$(2,715,605)	$(2,257,005)

Capital Expenditures:	$84,319	$707,140
Depreciation:	$111,937	$76,598
Total Assets:	$1,312,537	$3,465,813

Atlas Mining Company and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 8 – SEGMENT REPORTING (continued)

Timber:
Net Revenue	$-	$-
Operating Expenses
Cost of Sales	-	10,696
General & Administrative	-	301,603
	-	312,299
Net Operating (Loss)	$-	$(312,299)

Capital Expenditures:	$-	$-
Depreciation:	$-	$-
Total Assets:	$405,410	$405,410

Consolidated on Financial Statements:
Total Revenues	$3,800,104	$628,176
Operating Expenses
Total Cost of Sales	2,689,530	551,259
Exploration & development costs	2,143,161	760,347
Total General & Administrative	991,266	3,221,583
Total Operating Expenses	5,823,957	4,453,189

Net Operating (Loss)	$(2,023,853)	$(3,905,013)

Capital Expenditures:	$1,550,594	$748,861
Depreciation:	$178,832	$80,914
Total Assets	$4,309,881	$4,069,543

NOTE 9 – SUBSEQUENT EVENTS

In January 2007, the Company entered into a subscription agreement with an investor where the company received $2,000,000 in exchange for 1,481,482 shares of common stock.

Also in January 2007, the Company accepted shares 502,094 shares of stock from a related party that owed $50,209 at December 31, 2006.  The acceptance of the stock was for the balance owing in full.

Warrants totaling 323,430 shares of the Company’s common stock were exercised during the month of January 2007.  Total proceeds from warrants exercised was $160,858.

NOTE 10 – ALLEVIATION OF GOING CONCERN

At December 31, 2005, the Company disclosed that there was substantial doubt about  its ability to continue as a going concern.   In the financial statements at December 31, 2005, the Company disclosed the following:

“The Company is dependent upon raising capital to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management has sold shares of its restricted stock in the past year to help support its financing activities and reduced the Company’s debt.  The Company has continued to obtain additional work in the contracting entity and intends to bring the Dragon Mine into production.  The Company believes these actions will help to solidify their continued operations.  Management feels the elimination of it debts, the revenue stream from contracting and halloysite clay sales, and the sale of stock will provide sufficient cash flows to continue as a going concern.”

During the year ended December 31, 2006, the Company has achieved a positive working capital, and net losses have decreased by more than $1.8 million. In addition, subsequent to December 31, 2006, the Company has collected cash on their accounts receivable in the amount of $887,494.   The Company also has two continuing contracts in the contract mining division that has provided continued positive cash flows, and, subsequent to year end, the Company has received funding through private placement and exercised warrants totaling $2,160,858.  These events will help the Company in alleviating their negative cash flows from operations during the 2007 year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have experienced no recent change in or disagreement with our accountant. Our present auditor, Chisolm, Bierwolf & Nilson, LLC, 533 West 2600 South, Suite 25, Bountiful, Utah 84010, has been the Company's auditor since 1999. Management of the Company intends to keep Chisolm, Bierwolf & Nilson, LLC as its auditor for the foreseeable future.

ITEM 8A CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

ITEM 8B     OTHER INFORMATION

On October 1, 2004, we entered into an employment agreement with our CEO, William T Jacobson, commencing on October 1, 2004 and ending September 30, 2009.  At the end of the initial term of employment, the agreement shall automatically be renewed for additional one-year periods, unless either party provides at least 120 days written notice of its decision not to renew the agreement. Mr. Jacobson shall be paid compensation as follows:

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

Bonus payments will be no more than 40% of Mr. Jacobson’s base salary for each hallmark. Payments may be in the form of cash or common stock as mutually agreed by Mr. Jacobson and the Company.

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

      The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the "Successor") shall assume Mr. Jacobson's employment agreement and the obligations of the Company hereunder; and upon such assumption, the Executive and the Successor shall become obligated to perform the terms and conditions thereof. However, if during the first 180 days following any such consolidation or merger, the Executive  determines that he does not desire to remain employed by the Successor or the Successor determines that the services of the Executive are no longer required, such consolidation or merger shall be deemed an involuntary termination of the
Executive's employment, and the Executive shall be paid an amount equal to his annual base salary at the time of the consolidation or merger. This payment will be made to the Executive in a single lump sum at the time of the termination.

On March 21, 2006, Nano Clay and Technologies, Inc. (a wholly owned subsidiary of Atlas Mining Company) entered into an employment agreement with Dr. Ronald Price, who was earlier appointed a director of Atlas Mining Company on July 12, 2005.

Pursuant to the Agreement, Dr. Price shall be employed for three years as Nano’s President and Chief Executive Officer, and will also continue as a member of the Nano and Atlas Mining Company's Board of Directors. Dr. Price shall be paid compensation as follows:  (i) for the first year of the term of employment, a salary at the annual rate of $150,000;   (ii) for the second year, a salary at the annual rate of $175,000; and (iii) for the third year of the Term of Employment, a salary at the annual rate of $200,000. Dr. Price is also entitled to 20% ownership of any patents filed by him on behalf of the Company. In the event of a consolidation or merger of the Company, or transfer of  substantially all of the Company assets, into such another entity, Dr. Price may, within 180 days of such consolidation or merger, deem such a merger or consolidation an involuntary termination of his employment and be paid an amount equal to his annual base salary at the time of termination.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
William T. Jacobson	60	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Director
Jack Harvey	85	Vice President, Director
Kurt Hoffman	41	Treasurer, Director
Ronald Price	58	Director
Marqueta Martinez	57	Secretary

      There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

      WILLIAM T. JACOBSON, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL; OFFICER, DIRECTOR.  Mr. Jacobson has been Chairman of the Board and Chief Executive Officer and Chief Financial Officer of Atlas Mining Company since August 1997. From 1994 to 1997, Mr. Jacobson served as Secretary of Atlas and Treasurer of Fausett International, Inc. He has had a twenty year career in the mining industry and spent fifteen years in the banking industry. Prior to joining the Company, Mr. Jacobson was a president and director of the Silver Trend Mining Company, located in Kellogg, Idaho. Mr. Jacobson holds a business degree from the University of Idaho. Mr. Jacobson is also a board of director for Transnational Automotive Group, Inc. (symbol: TAMG), an unrelated entity.

      JOHN "JACK" HARVEY, VICE PRESIDENT, DIRECTOR. Mr. Harvey has been Vice President of Atlas Mining Company since 1987, and a director since 1997. He received his mining engineering degree from Montana Tech. He worked in Butte, Montana with Anaconda and Arco until he retired after a 41 year career. Mr. Harvey does not hold a board seat in any other public company.

      KURT HOFFMAN, TREASURER, DIRECTOR. Mr. Hoffman is the treasurer of Atlas Mining Company and director since 1997.  Mr. Hoffman has been the president  of Trend Mining Company since 1998, which is a publicly traded company traded on the Over The Counter Bulletin Board under the symbol "TRDM." Mr. Hoffman also owns and has operated Hoffman Mining and Land Services since 1995. Other than TRDM, Mr. Hoffman does not hold a board seat in any other public company.

      RONALD R. PRICE, DIRECTOR. Mr. Price was appointed a director of Atlas Mining Company in 2005, and president of its subsidiary, Nano Clay and Technologies, Inc..  He retired after a 20-year career at The US Naval Research Laboratory where he used halloysite clay in entrapment and time release processes. He does not hold a board seat in any other public company.

      MARQUETA MARTINEZ, SECRETARY. Ms. Martinez is the secretary for  Atlas Mining Company since 1997, and works as a full time employee for the Company. She has worked in the mining industry since 1983, and for Atlas since 1997. Ms. Martinez is also a past treasurer and past board member for the Shoshone County Habitat for Humanity.

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

      No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors.  However, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:  Kurt Hoffman and Ronald Price failed to timely file Form 5’s within 45 days of the end of fiscal 2006.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified	All

William Jacobson	12/31/2006	$120,000	$-	$30,000	$-	$-	$-	$-
President, CEO, CFO	12/31/2005	$120,000	$-	$-	$-	$-	$-	$-

Ronald Price,	12/31/2006	$118,750	$-	$-	$58,466	$-	$-	$-
President, CEO Nano Clay and Technologies, Inc.	12/31/2005	$-	$-	$-	$-	$-	$-	$-

Ronald Short,	12/31/2006	$66,644	$14,000	$-	$-	$-	$-	$-
Operations Manager, Atlas Fausett Cpntracting	12/31/2005	$-	$-	$-	$-	$-	$-	$-

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or units of Stock That have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William Jacobson	1,268,333	1,505,000	-	$0.18	9/30/2009	1,505,000	$2,212,350	-	$-

Ronald Price	250,000	750,000	-	$1.51	1/14/2011	750,000	$1,102,500	-	$-

Ronald Short	-	-	-	$-	N/A	-	$-	-	$-

Name and Principal Position	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensation ($)	Total ($)

William Jacobson Director, Atlas Mining Company	$-	$-	$-	$-	$-	$-	$-

Ronald Price Director, Atlas Mining Company	$-	$-	$-	$-	$-	$-	$-

Jack Harvey, Director Atlas Mining Company	$-	$-	$-	$-	$-	$-	$-

Kurt Hoffman, Director Atlas Mining Company	$-	$-	$-	$-	$-	$-	$-

EMPLOYMENT AGREEMENTS

      We have an employment agreement with our CEO, William T. Jacobson, commencing on October 1, 2004 and ending September 30, 2009. At the end of the initial term of employment, the agreement shall automatically be renewed for additional one-year periods, unless either party provides at least 120 days written notice of its decision not to renew the agreement. Mr. Jacobson shall be paid compensation as follows:

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

      Bonus payments will be no more than 40% of Mr. Jacobson’s base salary for each hallmark. Payments may be in the form of cash or common stock as mutually agreed by Mr. Jacobson and the Company.

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

On March 21, 2006, Nano Clay and Technologies, Inc. (a wholly owned subsidiary of Atlas Mining Company) entered into an employment agreement with Dr. Ronald Price, who was earlier appointed a director of Atlas Mining Company on July 12, 2005. Pursuant to the Agreement, Dr. Price shall be employed for three years as Nano’s President and Chief Executive Officer, and will also continue as a member of the Nano and Atlas Mining Company's Board of Directors. Dr. Price shall be paid compensation as follows:  (i) for the first year of the term of employment, a salary at the annual rate of $150,000;   (ii) for the second year, a salary at the annual rate of $175,000; and (iii) for the third year of the Term of Employment, a salary at the annual rate of $200,000. Dr. Price is also entitled to 20% ownership of any patents filed by him on behalf of the Company. In the event of a consolidation or merger of the Company, or transfer of substantially all of the Company assets, into such another entity, Dr. Price may,  within 180 days of such consolidation or merger, deem such a merger or consolidation an involuntary termination of his employment and be paid an amount equal to his annual base salary at the time of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of April 13, 2006, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 53,083,246 shares of common stock outstanding as of April 13, 2007.

	Number of
	Shares of	Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name and Address (1)	Owned (2)	Owned

William T. Jacobson (3)(4)	2,370,327	4.5%
John Harvey (3)(4)	60,767	*
Kurt Hoffman (3)(4)	7,000	*
Ronald R .Price (4)	10,000	*
Marqueta Martinez (3)	3,000	*
All Officers and Directors as a Group (5 persons)	2,451,094	4.6%

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

(3)   Executive Officer.

(4)   Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

      We engage in a number of transactions with interested parties. We make every effort to ensure that these transactions are conducted as arm length transactions. However, at this time we do not have a formal conflicts of interest policy.

      William Jacobson has loaned Atlas Mining sums of money over the past several years. In January 2003, Mr. Jacobson accepted 1,000,000 shares of our common stock, valued at $0.10 per share, for a $100,000 reduction in the loan balance. In 2005 the loan balance of $34,659 was paid off.

      Further discussions of these transactions are described in "Management's Discussion and Analysis - Liquidity and Capital Resources."

ITEM 13. EXHIBITS

(a)      Exhibits
Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(1)
10.1	Atlas Mining Company Common Stock Subscription Agreement	(1)
10.2	Dragon Mine Lease Purchase Agreement	(1)
10.3	Article of Merger of Sierra Silver-Lead Mining Company and Atlas Mining Company	(1)
10.4	Stock Option Plan of Atlas Mining Company	(1)
10.5	Incentive Stock Option Plan of Atlas Mining Company	(1)
10.6	Investment Marketing Agreement	(1)
10.7	Moss Adams, LLP Promissory Note	(1)
10.8	CLS Mortgage Company Promissory Note	(1)
10.9	Attorney-Client Fee Agreement	(2)
10.10	Professional Adjusters Inc. Appraisal and Clyde James Resume	(2)
10.11	Employment Agreement--William Jacobson
20.1	Code of Ethical Conduct adopted December 15, 2004
21.1	Subsidiaries of the Registrant	(1)
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

         99.1       Location map, Dragon Mine

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $13,600 and $25,000 in 2005 and 2006, respectively.

Audit-Related Fees

For fiscal 2006 and 2005, the Company's auditors did not bill any fees for assurance and related services that are not reported under "Audit Fees" above.

Tax Fees

The Company's auditors billed $3,550 and $0 for professional services for tax compliance, tax advice, and tax planning for fiscal 2006 and 2005, respectively.

All Other Fees

The Company's auditors billed $676 and $1,084 for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting during the fiscal years ended December 31, 2006 and 2005.  All amounts billed were for EDGAR filing services.

Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2005 are pre-approved by the audit committee.

 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April 2007.

ATLAS MINING COMPANY

By:	/s/ William T. Jacobson
William T. Jacobson
Chairman of the Board and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Jacobson	Chairman of the Board and Chief Executive Officer	April 13, 2007
William T. Jacobson

/s/ John Harvey	Vice-President, Director	April 13, 2007
John Harvey

/s/ Kurt Hoffman	Treasurer, Director	April 13, 2007
Kurt Hoffman

/s/ Ronald R Price	Director	April 13, 2007
Ronald R Price

/s/ Marqueta Martinez	Secretary	April 13, 2007
Marqueta Martinez