Form 10KSB/A
period 2005-12-31
ATLAS MINING CO
filed 2007-05-01
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-31380

ATLAS MINING COMPANY
 (Name of small business issuer in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 East Mullan Avenue
Osburn, Idaho 83849
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (208) 556-1181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

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
Yes [X] No [ ]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]  No [X]

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

    When we sell or timber we contract our logging to a qualified logger.  We depend on the logger’s experience and reputation in the industry and sometimes use him to negotiate the sale of our timber to various lumber mills in the area. We contract a logger on a as needed basis.  As with most commodities, timber is subject to price fluctuations and to government regulation.

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

    GOVERNMENTAL REGULATION

    CONTRACT MINING

    We are subject to a variety of state and federal regulations with respect to this aspect of our business. Most states require a contractors' license before conducting business in their state. Each state has a different procedure for licensing. We estimate the annual cost to maintain our state Contractor’s licenses to be approximately $500 per year. We obtain and pay workers compensation insurance, unemployment, and state withholding in all states in which we work. We handle these functions as a part of our normal clerical process.

Several states that we operate in require a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, (Chapter 40). This license must be renewed every three years. If we hire new employees that will handle our explosives, we are required to submit information to the ATF. Over the past year, the ATF has asked that we keep in contact with them regarding any projects that require the use of explosives.

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

    EXPLORATION AND DEVELOPMENT'

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

Section Of The Coeur D’Alene Mining District Estimated Acres

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

    Our Board of Directors has adopted two equity compensation plans, the Stock Option Plan of Atlas Mining Company, and the Incentive Stock Option Plan of Atlas Mining mpany. Both plans were adopted in 1998, and expire on December 31, 2008. The Stock Option Plan allows the Company to grant options to purchase up to 10% of the then  outstanding shares of common stock, and the Incentive Stock Option Plan allows the Company to grant options to purchase up to a total of 10% of the then outstanding shares of common stock.  The price per share for each option granted will be set by the Administrative Committee. As of December 31, 2005, one option has been granted under the Stock Option Plan of Atlas Mining Company to the CEO. Options issued under the Incentive Stock Option Plan of Atlas Mining Company will have a price per share at least equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2005, no options have been granted under the Incentive Stock Option Plan of Atlas Mining Company.

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

    We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho, Utah and Canada. We also provide contract mining services and specialized civil construction services for mine operators, exploration companies and the construction and natural resource industries through our trade name “Atlas Fausett Contracting.”

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

Revenues

    Our total revenues for the period ending December 31, 2005 were $628,176, compared to $1,035,329 for the period ending December 31, 2004, resulting in a 39% decrease from the same period the previous fiscal year.  Our contract mining revenue for the period ending December 31, 2005 was $628,176 compared to $696,264 for the period ended December 31, 2004, or a decrease of 10%.  Our timber revenue for the period ending December 31, 2005 was $0 compared to $89,064, for the same period ended December 31, 2004, and we received $0 from halloysite clay sales in 2005 compared to $ 250,000 for the same period ended December 31, 2004, making up the remaining decrease in revenues.

Gross Profit

    Our Gross profit for the year ended December 31, 2005 was $76,917 compared to $467,784 for the year ended December 31, 2004, resulting in a decrease of 83% from the same period the previous year.  The main reason for this decrease was the lack of timber sales and the sale of halloysite clay in 2005, compared to 2004.

General and Administrative Expenditures

Our general and administrative expenditures for the period ending December 31, 2005 were $3,221,583 compared to $1,010,781 in 2004, which is a 2.19 times increase from the same period the previous fiscal year. The reason for this is attributable to additional costs in professional fees and warrant expenses recognized in 2005 which had not occurred in 2004.

Capital Expenditures

During 2005, we purchased the Dragon Mine in Juab County Utah for $500,000 and added $207,087 to mining, milling and related equipment.  During 2004 we purchased approximately 100 acres in north Idaho for $60,250, and we constructed a mill site for $100,688 and bought mining, milling and related equipment for $363,180.

Interest Payments

    Our interest payments for the period ending December 31, 2005 were $65,089 compared to $56,224 from the same period the previous fiscal year or an increase of 16%.  In 2005, we liquidated the American National Mortgage debt, our major creditor, resulting in a one time interest payment in the settlement.

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

Net Profit (Loss)

Our net losses for the period ending December 31, 2005, ($3,788,265), compared to ($946,274) for the same period ended December 31, 2004, or a 300% increase over the same period the previous fiscal year. The reason for this is attributed to less revenue and more expenses in 2005 compared to 2004.

Liquidity And Capital Resources

    To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting, logging operations and the sale of halloysite clay. We intend to continue pursuing contracting work and to log our timber properties to help pay for our operations.  We also intend to sell more halloysite clay.   In 2005 and 2004 the contracting work accounted for about 100% and 67% of the total revenues respectively. Halloysite clay sales accounted for 24% of the revenue in 2004, while there were none in 2005.  In 2005 and 2004 timber sales accounted for 0% and 8% of the total revenue, respectively.  We have also issued common shares of restricted stock and borrowed from various sources to finance our activities. Our current debt structure is explained below.

    We had a note payable to William Jacobson, an officer and director, which was payable on demand and bearing no interest. The proceeds of this obligation were used for  general working capital. The current amount due as of December 31, 2005 and 2004, was $–0- and  $91,488, respectively.  Accounts payable and accrued liabilities due as of December 31, 2005 were $101,532 and are the result of daily operations and taxes owed.

We had a note payable to Moss Adams, LLP, an accounting firm, which matured on August 16, 2002. As of December 31, 2005 and 2004 our current balance, including interest was $–0- and  $77,370 respectively.  We had notes in the amount $582,498 plus interest payable to American National Mortgage, maturing on May 31, 2003, and secured by property in northern Idaho. American National Mortgage has filed bankruptcy, and we had negotiated a settlement on this debt and paid off this obligation in 2005. We also had a note payable to CLS Mortgage Company, with a current balance on December 31, 2005 and 2004, of $-0- and $118,920 respectively.  We have a note payable to a lending company for the acquisition of equipment with a $29,888 balance and monthly payments of $688 at 7.59% interest and maturing in March 2010.   We have a note payable to an insurance company with a $19,773 balance due in monthly installments of $2,825 and maturing in July 2006.  We have a lease payable for the acquisition of equipment with a $39,500 balance and monthly payments of $4,500 and maturing in July 2006.

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

    Cash flow from financing activities for the fiscal year ended December 31, 2005 was $ 4,178,834 compared to $1,138,553 for the same period in 2004, a difference of $3,040,281. The main difference was the sale of common stock in 2005.

    The Company realized a use of funds of ($799,611) from investing activities for the fiscal year ended December 31, 2005, compared to ($447,504) for the same period in 2004, a difference of $352,107.  The main difference is attributed to the purchase of equipment in 2005 of $ 748,861 compared to $524,119 for the same period ended December 31, 2004.

    Cash flow from operating activities for the fiscal year ended December 31, 2005, was ($ 1,369,929) compared to ($491,228) for the same period in 2004, a difference of $ 878,701.  The Company had more operating losses in 2005 because of the increase increased operating expenses.

As of April 1, 2003, we rent office space at 630 E. Mullan Avenue in Osburn, Idaho for $300 per month, on a month-to-month basis from the McGillvray Environmental.

If we do not create additional debt or repay the current debt, we would be obligated to pay an average of $5,627 per month or $67,529 for the next fiscal year.

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

         Following is summary financial information reflecting our operations for the periods indicated.

	Year Ended December 31,
	2005	2004
	----	----

Net revenues	$628,178	$1,035,329
Cost of revenues	$551,258	$567,545
Gross profit	$76,918	$467,784
Selling, general and administrative	$3,106,027	$1,010,781
Gain (Loss) from operations	$(3,789,456)	$(883,654)
Net gain (loss)	$(3,780,318)	$(946,274)

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

    We have experienced annual operating losses since our reactivation in September 1997. As of December 31, 2005, we had an accumulated deficit of $(9,649,505). We may need to raise additional capital to continue as a going concern. Our auditors have indicated uncertainty concerning our ability to   continue as a going concern. We can not assure you that that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable margins.

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
Availability and costs of financing;
Ongoing costs of production;
Market prices for the minerals to be produced;
Environmental compliance regulations and restraints; and
Political climate and/or governmental regulation and control.

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

a risk disclosure document,
disclosure of market quotations, if any,
disclosure of the compensation of the broker and its
salespersons in the transaction, and
monthly account statements showing the market values of our
securities held in the customer's accounts.

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

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements, together with the independent auditors' report  thereon of Chisholm, Bierwolf & Nilson, LLC, appears beginning on page F-1 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    We have experienced no recent change in or disagreement with our accountant. Our present auditor, Chisholm, Bierwolf & Nilson, LLC, 533 West 2600 South, Suite 25, Bountiful, Utah 84010, has been the Company's auditor since 1999. Management of the Company intends to keep Chisholm, Bierwolf & Nilson, LLC as its auditor for the foreseeable future.

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

ITEM 8B     OTHER INFORMATION

    We entered into, on October 1, 2004, an employment agreement with our CEO, William T Jacobson, commencing on October 1, 2004 and ending September 30, 2009.  At the end of the initial term of employment, the agreement shall automatically be renewed for additional one-year periods, unless either party provides at least 120 days written notice of its decision not to renew the agreement.  Mr. Jacobson shall be paid compensation as follows:

(i)	for the first year, a salary at the annual rate of $120,000;
(ii)	for the second year, a salary at the annual rate of $150,000;
(iii)	for the third year, a salary at the annual rate of $200,000;
(iv)	for the fourth year,, a salary at the annual rate of $225,000;
(v)	for the fifth year, a salary at the annual rate of $250,000.

    Mr. Jacobson is entitled to a bonus program based on hallmarks as follows:
(i)	for the first year, a salary at the annual rate of $120,000;
(ii)	for the second year, a salary at the annual rate of $150,000;
(iii)	for the third year, a salary at the annual rate of $200,000;
(iv)	for the fourth year, a salary at the annual rate of $225,000;
(v)	for the fifth year, a salary at the annual rate of $250,000;

Mr. Jacobson is entitled to a bonus program based on hallmarks as follows:

(a.) Obtain adequate funding package for Company.
(b.) Achieve profitability through the Company’s activities.
(c.) Increase market cap of Company stock to the benefit of shareholders.

    Bonus payments will be no more than 40% of Mr. Jacobson base salary for each hallmark.  Payments may be in the form of cash or common stock as mutually agreed by Mr. Jacobson and the Company.

    In addition to the foregoing salary, the Company granted Mr. Jacobson an option to purchase up to 3,500,000 shares of the Company’s common stock at an option exercise price of $.18 per share during the term of employment as follows:

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

    In the event of the Mr. Jacobson’s involuntary termination of employment for any reason, other than for just cause due to theft or fraud, Mr. Jacobson shall be entitled to immediate severance compensation equal to an amount equal to Mr. Jacobson’s base salary for the remaining period of the term of employment. Additionally,Mr. Jacobson will be eligible to continue to participate in the employee health and dental benefit plans (to the extent permissible therein) for a period of one and one half years from the date of such involuntary termination of employment.  Cost of such participation for Mr. Jacobson and eligible dependents shall be born by the Company.

    During the Term of Employment, if Executive shall, for a period of more than three (3) consecutive months or for periods aggregating more than twelve (12) weeks in any fifty-two consecutive weeks, be unable to perform the services provided for herein, as a result of illness or incapacity or a physical, mental, or other disability of any nature, the Company may, upon not less than thirty (30) days notice, terminate the Executive’s employment hereunder.  The Executive shall be considered unable to perform the services provided for herein if he is unable to attend to the normal duties required of him.  In such event, the Company shall pay to the Executive, or to his legal representatives, his base compensation for a period of twelve (12) months from the date of termination.

    The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the “Successor”) shall assume Mr. Jacobson’s employment agreement and the obligations of the Company thereunder; and upon such assumption, the Executive and the Successor shall become obligated to perform the terms and conditions thereof.  However, if during the first 180 days following any such consolidation or merger, the Executive determines that he does not desire to remain employed by the Successor or the Successor determines that the services of the Executive are no longer required, such consolidation or merger shall be deemed an involuntary termination of the Executive’s employment, and the Executive shall be paid an amount equal to his annual base salary at the time of the consolidation or merger.  This payment will be made to the Executive in a single lump sum at the time of the termination.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
William T. Jacobson	59	Chairman of the Board, Chief Executive Officer
Jack Harvey	84	Vice President, Director
Kurt Hoffman	40	Treasurer, Director
Ronald Price	57	Director
Marqueta Martinez	56	Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

         During the 2005 fiscal year, except for William T Jacobson, no officer received compensation in excess of $100,000 per year. The following table sets forth information as to the compensation paid or accrued to William T. Jacobson, our Chairman and Chief Executive Officer, for the three years ended December 31, 2005, December 31, 2004 and December 31, 2003:

		Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/(SARS)	LTIP Payout ($) (1)	All Other Compensation

William Jacobson	2005	$120,000	$-	$-	$-	$-	$-	$-
President,	2004	$78,000	$-	$-	$-	$-	$-	$-
CEO, CFO	2003	$78,000	$-	$-	$-	$-	$-	$-

(1) Mr. Jacobson owns 1,643,660 shares of restricted stock worth approximately $2,301,124.

 EMPLOYMENT AGREEMENTS

    We have an employment agreement with our CEO, William T Jacobson, commencing on October 1, 2004 and ending September 30, 2009.  At the end of the initial term of employment, the agreement shall automatically be renewed for additional one-year periods, unless either party provides at least 120 days written notice of its decision not to renew the agreement.  , Mr. Jacobson shall be paid compensation as follows:

(ii)	for the first year, a salary at the anuual rate of $120,000;
(ii)	for the second year, a salary at the annual rate of $150,000;
(iii)	for the third year, a salary at the annual rate of $200,000;
(iv)	for the fourth year, a salary at the annual rate of $225,000;
(v)	for the fifth year, a salary at the annual rate of $250,000.

    Mr. Jacobson is entitled to a bonus program based on hallmarks as follows:

(a.)	Obtain adequate funding package for Company.
(b.)	Achieve profitability through the Company’s activities.
(c.)	Increase market cap of Company stock to the benefit of shareholders.

    Bonus payments will be no more than 40% of Mr. Jacobson base salary for each hallmark.  Payments may be in the form of cash or common stock as mutually agreed by Mr. Jacobson and the Company.

    In addition to the foregoing salary, the Company granted Mr. Jacobson an option to purchase up to 3,500,000 shares of the Company’s common stock at an option exercise price of $.18 per share during the term of employment as follows:

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

In the event of the Mr. Jacobson’s involuntary termination of employment for any reason, other than for just cause due to theft or fraud, Mr. Jacobson shall be entitled to immediate severance compensation equal to an amount equal to Mr. Jacobson’s base salary for the remaining period of the term of employment. Additionally,Mr. Jacobson will be eligible to continue to participate in the employee health and dental benefit plans (to the extent permissible therein) for a period of one and one half years from the date of such involuntary termination of employment.  Cost of such participation for Mr. Jacobson and eligible dependents shall be born by the Company.

During the Term of Employment, if Executive shall, for a period of more than three (3) consecutive months or for periods aggregating more than twelve (12) weeks in any fifty-two consecutive weeks, be unable to perform the services provided for herein, as a result of illness or incapacity or a physical, mental, or other disability of any nature, the Company may, upon not less than thirty (30) days notice, terminate the Executive’s employment hereunder.  The Executive shall be considered unable to perform the services provided for herein if he is unable to attend to the normal duties required of him.  In such event, the Company shall pay to the Executive, or to his legal representatives, his base compensation for a period of twelve (12) months from the date of termination.

The Company has agreed that it will not consolidate or merge into or with another corporation or entity, or transfer all or substantially all of its business and/or assets to another entity, directly or indirectly, unless such other entity (hereinafter referred to as the “Successor”) shall assume Mr. Jacobson’s employment agreement and the obligations of the Company thereunder; and upon such assumption, the Executive and the Successor shall become obligated to perform the terms and conditions thereof.  However, if during the first 180 days following any such consolidation or merger, the Executive determines that he does not desire to remain employed by the Successor or the Successor determines that the services of the Executive are no longer required, such consolidation or merger shall be deemed an involuntary termination of the Executive’s employment, and the Executive shall be paid an amount equal to his annual base salary at the time of the consolidation or merger.  This payment will be made to the Executive in a single lump sum at the time of the termination.

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

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned

William T. Jacobson (3)(4)	1,643,660	3.3%
John Harvey (3)(4)	60,767	*
Kurt Hoffman (3)(4)	22,500	*
Ronald R Price (4)	10,000	*
Marqueta Martinez (3)	47,728	*

All Officers and Directors as a Group (5 persons)	1,784,655	3.6%

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

ITEM 13. EXHIBITS

(a)      Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended.	(1)
3.2	Bylaws, as amended.	(1)
10.1	Atlas Mining Company Common Stock Subscription Agreement.	(1)
10.2	Dragon Mine Lease Purchase Agreement.(1)
10.3	Article of Merger of Sierra Silver-Lead Mining Company and Atlas Mining Company.	(1)
10.4	Stock Option Plan of Atlas Mining Company.	(1)
10.5	Incentive Stock Option Plan of Atlas Mining Company.	(1)
10.6	Investment Marketing Agreement.	(1)
10.7	Moss Adams, LLP Promissory Note.	(1)
10.8	CLS Mortgage Company Promissory Note.	(1)
10.9	Attorney-Client Fee Agreement.	(2)
10.10	Professional Adjusters Inc. Appraisal and Clyde James Resume.	(2)
10.11	Employment Agreement—William Jacobson
20.1	Code of Ethical Conduct adopted December 15, 2004
21.1	Subsidiaries of the Registrant.	(1)
23.1	Independent Auditors Consent.
31.1
Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer
99.1	Location map, Dragon Mine	(3)

(1)	Incorporated by reference to the similarly described exhibit included in the Registrant's Amendment No. 4 to its SB-2, Commission File No. 333-72830, filed with the Commission on June 11, 2002
(2)	Incorporated by reference to the similarly described exhibit included in the Registrant's Amendment No. 5 to its SB-2, Commission File No. 333-72830, filed with the Commission on July 1, 2002.
(3)	Incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $12,096.71 for 2004, and $34,685.05 in 2005.

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

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of April 2007.

ATLAS MINING COMPANY

By:	/s/ William T. Jacobson
William T. Jacobson
Chairman of the Board and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Jacobson	Chairman of the Board and Chief Executive Officer	April 23, 2007
William T. Jacobson

/s/ John Harvey	Vice-President, Director	April 23, 2007
John Harvey

/s/ Kurt Hoffman	Treasurer, Director	April 23, 2007
Kurt Hoffman

/s/ Ronald R Price	Director	April 23, 2007
Ronald R Price

/s/ Marqueta Martinez	Secretary	April 23, 2007
Marqueta Martinez

Atlas Mining Company and Subsidiary
Consolidated Financial Statements
December 31, 2005 and 2004

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

As discussed in Note 11 to the consolidated financial statements, management discovered errors in the reporting of the Company's accounting for available-for-sale securities, valuation of stock warrants, capital leases and their classification of fixed assets at December 31, 2005.  Accordingly, the consolidated financial statements as of and for the year ended December 31, 2005 have been restated to correct the errors.

/S/  Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
January 26, 2006 except for Note 1e, g, h, k, 3, 5, 6 and 8 dated April 17, 2007

Atlas Mining Company and Subsidiary
Consolidated Balance Sheets

ASSETS
	December 31,
	2005	2004
	(Restated)
Current Assets
Cash	$2,215,929	$206,635
Accounts receivable (net of allowance of $0)	40,173	273,014
Investments - available for sale	3,754	19,538
Advances	750	-
Mining supplies	9,000	9,000
Deposits and prepaids	120,103	65,738

Total Current Assets	2,389,709	573,925

Property and Equipment
Land and tunnels	1,005,159	405,410
Buildings and equipment	188,192	178,368
Mining equipment	283,999	104,201
Milling equipment	247,714	242,669
Laboratory equipment	5,740	-
Office equipment	1,300	1,300
Vehicles	111,259	70,305
Less: Accumulated depreciation	(229,313)	(152,507)

Total Property and Equipment	1,614,050	849,746

Other Assets
Long-term Note Receivable	50,000	-

Total Other Assets	50,000	-

Total Assets	$4,053,759	$1,423,671

Atlas Mining Company and Subsidiary
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2005	2004
	(Restated)
Current Liabilities
Accounts payable and accrued liabilities	$101,532	$304,925
Current portion of notes payable	12,473	1,031,672
Current portion of leases payable	26,000	-

Total Current Liabilities	140,005	1,336,597

Long-Term Liabilities
Notes payable	49,661	970,239
Leases payable	26,000	-
Notes payable - related party	-	91,488
Less: current portion of long-term debt	(38,473)	(1,031,672)

Total Long-Term Liabilities	37,188	30,055

Minority Interest	52,797	52,649

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred stock, $1.00 par value, 10,000,000 shares authorized,
noncumulative, nonvoting, nonconvertible, none issued or outstanding	-	-
Common stock, no par value, 60,000,000 shares authorized,
48,852,892 and 39,892,422 shares issued and outstanding, respectively	13,596,492	5,875,436
Accumulated Deficit	(9,649,505)	(5,861,240)
Accumulated other comprehensive income (loss)	(123,218)	174
Prepaid expenses	-	(10,000)

Total Stockholders' Equity (Deficit)	3,823,769	4,370

Total Liabilities and Stockholders' Equity	$4,053,759	$1,423,671

Atlas Mining Company and Subsidiary
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2005	2004
	(Restated)

Revenues - Contract Mining	$628,176	$696,264
Revenues - Mining Production	-	250,000
Revenues - Timber	-	89,064
Total Revenues	628,176	$1,035,328

Cost of Sales - Contract Mining	441,617	$532,324
Cost of Sales - Mining Production	98,946	33,925
Cost of Sales - Timber	10,696	1,295
Total Cost of Sales	551,259	567,544

Gross Profit (Loss)	76,917	467,784

Operating Expenses
Exploration & development costs	760,347	340,657
General & administrative	3,221,583	1,010,781

Total Operating Expenses	3,981,930	1,351,438

Net Operating Income (Loss)	(3,905,013)	(883,654)

Other Income(Expense)
Interest income	26,131	36
Interest expense	(65,089)	(56,224)
Miscellaneous income	146	750
Minority interest	(145)	3
Gain (loss) on sale of assets	(3,393)	(10,049)
Gain (loss) on settlement of debt	159,098	2,864

Total Other Income(Expense)	116,748	(62,620)

Income (Loss) Before Income Taxes	(3,788,265)	(946,274)

Provision (Benefit) for Income Taxes	-	-

Net Income (Loss)	$(3,788,265)	$(946,274)

Net Income (Loss) Per Share (Basic and Diluted)	$(0.08)	$(0.03)

Weighted Average Shares Outstanding	45,222,704	37,268,310

Atlas Mining Company and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Period January 1, 2004 through December 31, 2005
							Accumulated
							Other
	Preferred Stock		Common Stock		Accumulated		Comprehensive	Prepaid	Subscription
	Shares	Amount	Shares	Amount	Deficit		Income	Expenses	Receivable

Balance, December 31, 2003	-	-	34,725,151	$4,863,756	$(4,914,966)		$(10,843)	$(5,000)	$(524,700)

1/22/04 -Shares issued for services at $.10	-	-	50,000	5,000	-	#	-	-	-

2/12/04 -Shares issued for services at $.10	-	-	500,000	50,000	-		-	-	-

2/13/04 -Shares issued for services at $.10	-	-	250,000	25,000	-		-	-	-

2/20/04 -Shares issued for services at $.10	-	-	500,000	50,000	-		-	-	-

2/24/04 -Shares issued for services at $.10	-	-	150,000	15,000	-		-	-	-

3/5/04 -Shares issued for cash at $.14	-	-	1,071	150	-		-	-	-

3/6/04 -Shares issued for services at $.15	-	-	500,000	75,000	-		-	-	-

3/19/04 -Shares issued for services at $.15	-	-	150,000	22,500	-		-	-	-

4/19/04 -Shares issued for services at $.20	-	-	195,000	39,000	-		-	-	-

5/17/04 -Shares issued for services at $.20	-	-	200	40	-		-	-	-

7/08/04 -Shares issued for services at $.20	-	-	100,000	20,000	-		-	-	-

7/15/04 -Shares issued for Dragon Mine lease at $.20	-	-	100,000	20,000	-		-	(20,000.00)	-

7/15/04 -Shares issued for services at $.20	-	-	10,000	2,000	-		-	-	-

8/10/04 -Shares issued for services at $.20	-	-	50,000	10,000	-		-	-	-

8/10/04 -Shares issued for services at $.20	-	-	250,000	50,000	-		-	-	-

8/10/04 -Shares issued for services at $.20	-	-	200,000	40,000	-		-	-	-

10/13/04 -Shares issued for services at $.30	-	-	150,000	45,000	-		-	-	-

10/15/04 -Shares issued for services at $.30	-	-	1,000	300	-		-	-	-

10/26/04 -Shares issued for services at $ .29	-	-	10,000	2,900	-		-	-	-

10/26/04 -Shares issued for services at $.29	-	-	90,000	26,100	-		-	-	-

11/8/04 -Shares issued for services at $.27	-	-	200,000	54,000	-		-	-	-

11/30/04 -Shares issued for services at $.25	-	-	30,000	7,500	-		-	-	-

12/7/04 -Shares issued for cash at $.25	-	-	400,000	100,000	-		-	-	-

12/8/04 -Shares issued for services at $.30	-	-	5,000	1,500	-		-	-	-

12/8/04 -Shares issued for cash at $.25	-	-	200,000	50,000	-		-	-	-

12/9/04 -Shares issued for serices at $.31	-	-	250,000	77,500	-		-	-	-

12/9/04 -Shares issued for cash at $.25	-	-	120,000	30,000	-		-	-	-

12/10/04 -Shares issued for cash at $.25	-	-	180,000	45,000	-		-	-	-

12/16/04 -Shares issued for cash at $.25	-	-	420,000	105,000	-		-	-	-

12/27/04 -Shares issued for serices at $.25	-	-	20,000	5,000	-		-	-	-

12/27/04 -Shares issued for cash at $.25	-	-	85,000	21,250	-		-	-	-

12/31/2004 - Warrants issued for brokerage fee	-	-	-	16,940	-		-	-	-

Cash received for subscriptions receivable	-	-	-	-	-		-	-	524,700

Amortization of prepaid expenses	-	-	-	-	-		-	15,000	-

Net change in unrealized gains (losses) on available for sale securities	-	-	-	-	-		11,017.00	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	(946,274)		-	-	-

Balance, December 31, 2004	-	$-	39,892,422	$5,875,436	$(5,861,240)		$174	$(10,000)	$-

Atlas Mining Company and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Period January 1, 2004 through December 31, 2005 (continued)
						Accumulated
						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Prepaid	Subscription
	Shares	Amount	Shares	Amount	Deficit	Income	Expenses	Receivable

Balance, January 1, 2005	-	$-	39,892,422	$5,875,436	$(5,861,240)	$174	$(10,000)	$-

1/3/05-Shares issued for services at $0.40	-	-	100,000	40,000	-	-	-	-

1/4/05-Shares issued for services at $0.40	-	-	400,000	160,000	-	-	-	-

1/12/05 -Shares issued for cash at $0.25	-	-	100,000	25,000	-	-	-	-

1/21/05 -Shares issued for services at $0.50	-	-	10,000	5,000	-	-	-	-

1/24/05-Shares issued for services at $0.50	-	-	350,000	175,000	-	-	-	-

1/27/05 -Shares issued for cash at $0.25	-	-	110,000	27,500	-	-	-	-

1/28/05 -Warrants issued valued at $0.664	-	-	-	390,489				-

2/2/05 -Shares issued for services at $0.65	-	-	7,170	4,661	-	-	-	-

2/3/05 -Shares issued for cash at $0.25	-	-	8,000	2,000	-	-	-	-

2/14/05 -Shares issued for cash at $0.25	-	-	30,000	7,500	-	-	-	-

2/16/05 -Shares issued for services at $0.80	-	-	7,200	5,760	-	-	-	-

2/22/05 -Shares issued for cash at $0.50	-	-	1,000,000	500,000	-	-	-	-

4/1/05 -Shares issued for services at $0.91	-	-	465,000	423,150	-	-	-	-

4/11/05 -Shares issued for services at $1.01	-	-	22,420	22,644	-	-	-	-

4/14/05 -Shares issued for services at $0.92	-	-	30,000	27,600	-	-	-	-

4/15/05 -Shares issued for services at $0.95	-	-	200,000	190,000	-	-	-	-

4/19/05 -Shares issued for services at $0.95	-	-	100,000	95,000	-	-	-	-

5/4/05 -Shares issued for services at $1.14	-	-	62,000	70,680	-	-	-	-

5/25/05 -Shares issued for services at $1.10	-	-	250,000	275,000	-	-	-	-

6/29/05 -Shares issued for cash at $0.908	-	-	4,880,090	4,431,122	-	-	-	-

7/7/05 -Shares issued for services at $1.05	-	-	50,000	52,500	-	-	-	-

7/8/05 -Shares issued for Dragon Mine lease at $1.00	-	-	100,000	100,000	-	-	-	-

8/24/05 -Shares issued for services at $0.40	-	-	(50,000)	(20,000)	-	-	-	-

8/25/05 -Shares issued for cash at $0.25	-	-	35,650	8,913	-	-	-	-

8/29/05 -Shares issued for settlement of debt at $0.60 negotiated in January, 2005	-	-	175,000	105,000	-	-	-	-

9/23/05 -Shares issued for cash at $0.25	-	-	33,680	8,420	-	-	-	-

9/27/05 -Shares issued for cash at $0.25	-	-	2,310	578	-	-	-	-

9/30/05 -Shares issued for cash at $0.25	-	-	46,100	11,525	-	-	-	-

10/3/05 -Shares issued for cash at $1.02	-	-	40,000	40,800	-	-	-	-

10/7/05 -Shares issued for services at $0.98	-	-	140,000	137,200	-	-	-	-

11/2/05 -Shares issued for services at $1.07	-	-	250,000	267,500	-	-	-	-

11/23/05 -Shares issued for cash at $0.25	-	-	2,000	500	-	-	-	-

12/14/05 -Shares issued for cash at $0.25	-	-	3,850	963	-	-	-	-

Valuation of Stock Warrants	-	-	-	129,053				-

Amortization of prepaid expenses	-	-	-	-	-	-	10,000	-

Unrealized loss on available for sale securities	-	-	-	-	-	(123,392)	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	(3,788,265)	-	-	-

Balance, December 31, 2005 (restated)	-	$-	48,852,892	$13,596,492	$(9,649,505)	$(123,218)	$-	$-

Atlas Mining Company and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2005	2004
	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,788,265)	$(946,274)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation	80,914	30,593
(Gain) loss on sale of investments available for sale	-	10,049
Stock issued for services	1,931,695	620,590
Valuation of stock warrants	519,542	16,940
Amortization of prepaid expenses (equity)	10,000	15,000
Minority Interest	148	(3)
Loss on sale of assets	3,393	-
(Gain) loss on settlement of debt	(159,098)	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	232,841	(240,761)
Deposits and prepaids	(54,365)	(65,738)
Accounts payable and accrued expenses	(146,735)	68,376

Net Cash Provided(Used) by Operating Activities	(1,369,929)	(491,228)

Cash Flows from Investing Activities:
Purchases of equipment	(748,861)	(524,119)
Proceeds from advances (payments)	(750)	320,693
Proceeds from sale of investments available for sale	-	1,922
Proceeds (payments) on notes receivable	(50,000)	-
Payments for advances	-	(246,000)

Net Cash Provided (Used) by Investing Activities	(799,611)	(447,504)

Cash Flows from Financing Activities:
Proceeds from notes payable	210,979	328,489
Proceeds from leases payable	39,500	-
Proceeds (payments) on leases payable	(13,500)	-
Payments for notes payable	(1,122,964)	(67,386)
Payments for line of credit	-	(1,400)
Proceeds from issuance of common stock	5,064,819	354,150
Proceeds from collection of subscriptions receivable	-	524,700

Net Cash Provided (Used) by Financing Activities	4,178,834	1,138,553

Increase (Decrease) in Cash	2,009,294	199,821

Cash and Cash Equivalents at Beginning of Period	206,635	6,814

Cash and Cash Equivalents at End of Period	$2,215,929	$206,635

Atlas Mining Company and Subsidiary
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2005	2004
	(Restated)

Cash Paid For:
Interest	$65,089	$23,210
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
Stock issued for services	$1,931,695	$620,590
Valuation for stock warrants	$519,542	$20,000
Stock issued for notes payable	$105,000	$-
Stock issued for Dragon Mine	$100,000	$-

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

In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation.  As of December 31, 2005, 384,465 shares of the Company’s common stock had not been exchanged.  The Company was unable to locate some of the shareholders of Sierra.  Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase.  The purchase price totaled $276,157.  All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

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

e.  Earnings (Loss) Per Share (restated)

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents, consisting of 3,500,000 in options and 1,434,000 in warrants were considered but were not included in the computation of loss per share at December 31, 2005 and 2004 because they would have been anti-dilutive.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.  Earnings (Loss) Per Share (continued) (restated)

	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount

For the year ended December 31, 2005:
Basic EPS
Net loss to common shareholders	$(3,788,265)	45,222,704	$(0.08)
For the year ended December 31, 2004:
Basic EPS
Net loss to common shareholders	$(946,274)	37,268,310	$(0.03)

        f.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

g.  Income Taxes (restated)

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

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.  Income Taxes (continued) (restated)

	December 31,
	2005	2004
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$3,280,832	$687,450
Contribution Carry-forwards	-	148
Tax over Book Depreciation	6,750	5,584
Unrealized Gain (Loss) on Available for Sale Securities	(123,392)	1,653
Total Deferred Tax Assets	3,164,190	693,182
Valuation Allowance for Deferred Tax Assets	(3,164,190)	(693,182)
Total Deferred Tax Asset (Liability)	-	-

The components of income tax expense are as follows:
Current Federal Tax	-	-
Current State Tax	-	-
Change in NOL Benefit	1,288,010	1,288,010
Change in Allowance	(1,288,010)	(1,288,010)

At December 31, 2005, the Company has net operating losses of approximately $8,038,350 which expire from 2006 through 2020.

h.  Available for Sale Investments (restated)

The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.  Marketable Securities-Available for Sale are as follows:

Balance, January 1, 2004	$12,796
Marketable securities received	6,388
Net unrealized gain	174
Balance, December 31, 2004	19,358
Marketable securities received	107,608
Net unrealized losses	(123,218)
Balance, December 31, 2005	$3,754

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

k.  Property and Equipment (restated)

Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Building	30 years
Mining equipment	2 - 8 years
Office and shop furniture and equipment	5 - 8 years
Vehicles	5 years

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005 and 2004, no impairments were recognized.  Depreciation expense for the years ended December 31, 2005 and 2004 totaled $80,914 and $30,593, respectively.

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

n.  Stock Options and Warrants (restated)

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

During the periods presented in the accompanying financial statements the Company has granted options under the 1998 Stock Options Plans. The Corporation has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation cost under SFAS No.123 has been recognized for the stock option plans or other agreements in the accompanying statement of operations.  Had compensation cost for the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net earnings net of taxes and earnings per share would have been reduced to the pro forma amounts indicated below:

		2005	2004
Net Loss	As reported	$(3,788,265)	$(946,274)
	Proforma	$(4,057,863)	$(946,274)
Basic earnings per share	As reported	$(0.08)	$(0.03)
	Proforma	$(0.09)	$(0.03)

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.  Concentration of Risk

The Company maintains cash balances in two checking accounts at two separate financial institutions.  At December 31, 2005 and 2004, total cash balances were $2,215,930 and $206,635, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 are not insured.

p. Recently Enacted Accounting Standards

 In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. When adopted, the Company will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. Management is currently evaluating the impact SFAS No. 123(R) will have on the Company’s results of operations as a result of adopting this new Standard.

In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The application of this EITF is not expected to have a material effect on the Company’s financial statements.

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

NOTE 3 - NOTES PAYABLE  (restated)

Notes payable are detailed in the following schedules as of December 31, 2005 and 2004:

	2005	2004
Note payable to a company, due in monthly payments of $1,000 with a balloon payment due at maturity, including interest at 9%. The note matured August 16, 2001, past due.	$-	$53,455

Note payable to a lending company, due in monthly installments of $688, including interest at 7.59%. The note matures in 2010 and is collateralized by a vehicle.	29,888	35,630

Note payable to an insuranc company, due in monthly installments of $2,825. The note matures in July 2006.	19,773	-

Note payable to a mortgage company, due in monthly installments of $1,614, including interest at 16%. The note is due in August 2005, secured by the proceeds of a logging agreement and collateralized by land and a building.	-	118,920

Note payable to a lending company, balloon payment due at maturity, bears interest at 8% per month. The note is secured by land owned by a related party and matured in March 2003, past due.	-	120,700

Note payable to a mortgage company, principal due at maturity and bears interest at 3.5% per month. The note matured in October 2003, secured by property, past due.	-	86,100

Note payable to a company, principal due at maturity and bears interest at 5% per month. The note matured in May 2003, secured by land, past due.	-	345,508

Note payable to a company, principal due at maturity with no interest. The note matures in May 2005.	-	17,000

Note payable to a company, principal due at maturity with interest at 10.2%. The note matures in February 2005.	-	34,060

Total Notes Payable	$49,661	$811,373

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 3 - NOTES PAYABLE (continued)  (restated)

	2005	2004
Notes payable - related party:

Note payable to a company with a common officer, payable on demand and bears no interest.	$-	$158,866

Note payable to an officer, payable on demand and bears no interest.	-	91,488

Total Notes Payable - Related Party	-	250,354

Total Long-Term Liabilities	49,661	1,061,727

Less Current Portion	(12,473)	1,031,672
Less Current Portion - Related Party	-	(250,354)

Total Long-Term Liabilities	$49,661	$30,055

Future minimum principal payments on notes payable are as follows:

2006	$25,973
2007	6,688
2008	7,214
2009	7,781
2010	2,005
Thereafter	-
Total	$49,661

NOTE 4 -RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company paid advances to a company with a common officer.  During 2005, the other company compensated Atlas with 100,000 shares of its stock in payment of advances made during the year.  Such advances totaled $107,608.  The balance of the advances at December 31, 2005 and 2004 is $0 and $0, respectively.

During 2005 and 2004, an officer loaned the Company $1,670 and $34,659, respectively.  The loan was repaid to the officer during the 3rd quarter of 2005.  During 2004, the Company paid cash of $14,000 as partial payment for the note.  The balance of the note payable at December 31, 2005 and 2004 is $0 and $91,488, respectively.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5 -	STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (restated)

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

A summary of the status of the options granted under the Company’s 1998 stock option plan and other agreements at December 31, 2005 and 2004, and changes during the years then ended is presented below:

	December 31, 2005		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,500,000	$0.13	-	$-
Granted	-	-	3,500,000	0.13
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,500,000	$0.13	3,500,000	$0.13

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5 -	STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (restated) (continued)

A summary of the status of the options outstanding under the Company’s stock option plans and employment agreements at December 31, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.10-$0.20	3,500,000	3 years	$0.13	-	$0.13
	3,500,000			-

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

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 5 -	STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (continued) (restated)

During December 2004, the Company had outstanding warrants as follows:

Number of shares underlying the warrants	Exercise price	Issued	Expire
1,000,000	$0.35	With common shares	12/05
280,000	0.50	With common shares	12/06
154,000	0.25	For services	12/06

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

    A summary of the status of the warrants granted at December 31, 2005 and 2004, and changes during the years then ended is presented below:

	December 31, 2005		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,434,000	$0.37	-	$-
Granted	750,000	0.52	1,434,000	0.37
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	1,000,000	0.35	-	-
Outstanding at end of period	1,184,000	$0.46	1,434,000	$0.37

    A summary of the status of the warrants outstanding at December 31, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.25	154,000	1.1 years	$0.34	154,000	$0.34
$0.40	750,000	2 years	$0.52	750,000	$0.52
$0.50	280,000	2 years	$0.50	280,000	$0.50
	1,184,000			1,184,000

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 6 – CAPITAL LEASES (restated)

The company leases equipment under capital leases that expire September 2006.  The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

	December 31, 2005	December 31, 2004
Mining Equipment	$39,500	$-
Total	$39,500	$-
Less: Accumulated Depreciation	(420)	-
Net Leased Equipment	$39,080)	-

The Company depreciates its leases over the estimated useful life of the equipment.  Depreciation expense was $420 and $0 for the year ended December 31, 2005 and 2004, respectively.

The future minimum lease payments are as follows for the twelve-month periods ended December 31:

2006	$28,973
2007	-
2008	-
2009	-
2010	-
Thereafter	-
Total lease obligations	28,973
Executory costs and interest	(2,973)
Long-term obligations	$-

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

NOTE 8 – SEGMENT REPORTING (continued) (restated)

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
December 31, 2005 and 2004

NOTE 8 – SEGMENT REPORTING (continued) (restated)

The Chief Operating Decision-maker evaluates performance and allocates resources based on revenues produced from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  It is the Company's policy that trade between the segments is entered into at an arms-length basis.

	For the Year Ended
	December 31,
	2005	2004
Contract Mining:
Net Revenue	$628,176	$696,264
Operating Expenses
Cost of Sales	441,617	532,324
General & Administrative	1,522,268	464,852
Total Operating Expenses	1,963,885	987,176
Net Operating (Loss)	(1,335,709)	(290,912)

Capital Expenditures:	41,721	15,724
Depreciation:	4,316	29,022
Total Assets:	198,320	22,477

Mining Production:
Net Revenue	-	250,000
Operating Expenses
Cost of Sales	98,946	33,925
Exploration & Development Costs	760,347	340,657
General & Administrative	1,397,712	454,852
Total Operating Expenses	2,257,005	829,434
Net Operating (Loss)	(2,257,005)	(579,434)

Capital Expenditures:	707,140	508,395
Depreciation:	76,598	1,571
Total Assets:	3,465,813	995,784

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 8 – SEGMENT REPORTING (continued) (restated)

	For the Year Ended December 31,
	2005	2004
Timber:
Net Revenue	-	89,064
Operating Expenses
Cost of Sales	10,696	1,295
General & Administrative	301,603	101,078
	312,299	102,373
Net Operating (Loss)	(312,299)	(13,309)

Capital Expenditures:	-	-
Depreciation:	-	-
Total Assets:	405,410	405,410

Consolidated on Financial Statements:
Total Revenues	628,176	1,035,329
Operating Expenses
Total Cost of Sales	551,259	567,545
Exploration & development costs	760,347	340,657
Total General & Administrative	3,221,583	1,010,780
Total Operating Expenses	4,453,189	1,918,982

Net Operating (Loss)	(3,905,013)	(883,653)

Capital Expenditures:	748,861	524,119

Depreciation:	80,914	30,593

Total Assets	4,069,543	1,423,671

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

During the audit of the financial statements at December 31, 2006, management discovered four items that had not had proper accounting at its year ended December 31, 2005.  The four areas of deficiency included: prepayments on equipment that had been classified as fixed assets, equipment purchases through leasing classified as lease/rental expense, common stock warrants where related warrant expense had not been recorded at year end, and available for sale securities that had been received as payment of amounts owed to the company, but not recorded as part of debt forgiveness.  In addition, the valuation of available for sales securities had been reviewed and recalculated.  Management has also elected to reclassify the acquisition of equipment that was originally disclosed as office equipment, but is better identified as laboratory equipment.  The above deficiencies have been adjusted into the December 31, 2005 comparative column of these financial statements.

The effect of the adjustments and reclassification on the financial statements as of and for the year ended December 31, 2005 is as follows:

          Consolidated Balance Sheet at December 31, 2005:
            Investments available for sale decreased by $15,784
            Deposits increased by $19,649
Mining equipment increased by $39,500
Laboratory equipment increased by $5,740
Office equipment decreased by $25,389
Total assets increased by $23,714
Current portion of long term debt increased by $12,500
Leases payable increased by $26,000
Common stock increased by $2,168
Accumulated deficit increased by $7,947
Accumulated other comprehensive income decreased by $123,392
Total liabilities and stockholders equity increased by $23,714

          Consolidated Statement of Operations for the year ended December 31, 2005:
            General and administrative expenses increased by $115,554
            Gain on settlement of debt increased by $107,608
             Net loss increased by $7,947

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

          Consolidated Statement of Stockholders' Equity (Deficit) at December 31, 2005:
             Warrant expense cost was recorded at $129,053
             Net loss increased by $7,947
             Accumulated deficit increased by $7,947
             Total Stockholders' Deficit decreased by $2,314

          Consolidated Statement of Cash Flows for the year ended December 31, 2005:
            Net loss increased by $7,947
Gain on settlement of debt increased by $107,608
Change in deposits and prepaids increased by $89,081
Purchases of equipment increased by $19,851
Payments on leases payable increased by $13,500
Proceeds from leases payable increased by $39,500