Form 10QSB
period 2007-03-31
ATLAS MINING CO
filed 2007-05-15
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

 (Mark One)

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OCT OF 1934

 For the quarterly period ended March 31, 2007

 ☐      Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ______________ to ______________

Commission file number 000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 East Mullan Avenue, Osburn, Idaho	83849
(Address of principal executive offices)	(Zip Code)

(208) 556-1181
Issuer's telephone number, including area code

Former  name,  former  address  and  formal  fiscal  year, if changed since last report:  N/A

Indicate by check whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The  number of shares  outstanding  of each of the  issuer's  classes  of common equity as of May 14, 2007 was as follows: 53,086,043 shares of Common Stock.

        Transitional Small Business Disclosure Format:     YES ☒ NO ☐

ATLAS MINING COMPANY
FIRST QUARTER 2007 REPORT ON FORM 10-QSB
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Atlas Mining Company and Subsidiary
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006
	(unaudited)
Current Assets
Cash	$1,818,272	$217,102
Accounts receivable (net of allowance of $0)	1,223,565	887,494
Investments - available for sale	5,520	3,794
Advances	193	618
Mining supplies	-	2,000
Deposits and prepaids	185,585	170,731

Total Current Assets	3,233,135	1,281,739

Property and Equipment
Land and tunnels	1,225,412	1,225,412
Land improvements	85,472	83,987
Buildings	367,879	291,214
Mining equipment	1,160,805	972,060
Milling equipment	785,284	586,979
Laboratory equipment	74,174	74,174
Office equipment	12,506	1,300
Vehicles	192,065	150,952
Less: Accumulated depreciation	(483,196)	(408,145)

Total Property and Equipment	3,420,401	2,977,933

Other Assets
Long-term Note Receivable	20,000	50,209

Total Other Assets	20,000	50,209

Total Assets	$6,673,536	$4,309,881

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Mining Company and Subsidiary
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2007	2006
	(unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$448,404	$359,527
Current portion of notes payable	173,058	229,304
Current portion of leases payable	50,886	49,537

Total Current Liabilities	672,348	638,368

Long-Term Liabilities
Notes payable	494,295	432,786
Leases payable	50,886	62,776
Less: current portion of long-term debt	(223,944)	(278,841)

Total Long-Term Liabilities	321,237	216,721

Minority Interest	52,289	52,287

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized,
noncumulative, nonvoting, nonconvertible, none issued or outstanding	-	-
Common stock, no par value, 60,000,000 shares authorized,
53,080,451 and 51,275,539 shares issued and outstanding, respectively	17,549,186	15,209,933
Accumulated Deficit	(11,708,039)	(11,642,427)
Accumulated other comprehensive loss	(213,485)	(165,001)

Total Stockholders' Equity	5,627,662	3,402,505

Total Liabilities and Stockholders' Equity	$6,673,536	$4,309,881

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Mining Company
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

REVENUES:
- Contract Mining	$2,002,270	$334,710
- Mining Production	-	-
- Timber	-	-
Total Revenues	2,002,270	334,710

COST OF SALES:
- Contract Mining	1,092,003	174,281
- Mining Production	-	-
- Timber	-	-
Total Cost of Sales	1,092,003	174,281

Gross Profit (Loss)	910,267	160,429

OPERATING EXPENSES:
Exploration & development costs	481,868	610,767
Mining production costs	250,259	106,229
General & administrative	267,760	379,408

Total Operating Expenses	999,887	1,096,404

Net Operating Income (Loss)	(89,620)	(935,975)

Other Income(Expense)
Interest income	30,859	11,501
Interest expense	(6,851)	(4,159)

Total Other Income(Expense)	24,008	7,342

Income (Loss) Before Income Taxes	(65,612)	(928,633)

Provision (Benefit) for Income Taxes	-	-

Net Income (Loss)	$(65,612)	$(928,633)

Net Income (Loss) Per Share	$ NIL	$(0.02)

Weighted Average Shares Outstanding	52,911,456	48,907,448

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Mining Company
Consolidated Statements of Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Net Loss	$(65,612)	$(928,633)

Other Comprehensive Loss:
Change in Market Value of Investments	(48,484)	-

Net Comprehensive Loss	$(114,096)	$(928,633)

Comprehensive Loss Per Share:
Basic	$ NIL	$(0.02)
Diluted	$ NIL	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.
The accompanying notes are an integral part of these financial statements.

Atlas Mining Company and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(65,612)	$(928,603)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation	75,051	25,154
Stock issued for services	-	45,000
Valuation of Options and Warrants	188,395	16,850
Minority Interest	(2)	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(336,071)	(171,078)
Mining supplies	2,000	-
Deposits and prepaids	(14,854)	5,872
Increase (Decrease) in:
Accounts payable and accrued expenses	88,877	103,892

Net Cash Provided (Used) by Operating Activities	(62,216)	(902,913)

Cash Flows from Investing Activities:
Purchases of equipment	(517,519)	(210,370)
Issuance of notes receivable	(20,000)	-
Payments for advances	425	49

Net Cash Provided (Used) by Investing Activities	(537,094)	(210,321)

Cash Flows from Financing Activities:
Payments on notes payable	(102,873)	(9,978)
Payments on leases payable	(11,890)	(7,127)
Proceeds from leases payable	-	100,363
Proceeds from notes payable	164,384	-
Proceeds from issuance of common stock	2,150,859	10,000

Net Cash Provided (Used) by Financing Activities	2,200,480	93,258

Increase (Decrease) in Cash	1,601,170	(1,019,976)

Cash and Cash Equivalents at Beginning of Period	217,102	2,215,929

Cash and Cash Equivalents at End of Period	$1,818,272	$1,195,953

Cash Paid For:
Interest	$6,851	$4,159
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Receipt of stock in payment of notes receivable	$50,209	$-
Stock issued for services	$-	$45,000

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

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

In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation.  As of March 31, 2007, 383,932 shares of the Company’s common stock had not been exchanged.  The Company was unable to locate some of the shareholders of Sierra.  Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase.  The purchase price totaled $276,157.  All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

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
March 31, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

b.  Interim Financial Reporting

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

c.  Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Common stock equivalents at March 31, 2007 consisted of 3,773,333 in options.  Common stock equivalents at March 31, 2006 consisted of 3,500,000 in options and 1,164,000 in  warrants.  Common stock equivalents at March 31, 2007 and 2006 were considered but were not included in the computation of loss per share at March 31, 2007 and 2006 because they would have been anti-dilutive.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Net Loss (Numerator)	Shares (Denominator)		Per-Share Amount
For the quarter ended March 31, 2007:
Basic EPS
Net loss to common shareholders	$(65,612)	52,911,456	$	NIL
For the quarter ended March 31, 2006:
Basic EPS
Net loss to common shareholders	$(928,603)	48,907,448		$(0.02)

d.  Available for Sale Investments

The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.  Marketable Securities-Available for Sale are as follows:

Balance, January 1, 2006	$3,754
Marketable securities received	41,823
Net unrealized losses	(41,783)
Balance, January 1, 2007	$3,794
Marketable securities received	50,209
Net unrealized losses	(48,483)
Balance, March 31, 2007	$5,520

e.  Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Building	30 years
Mining equipment	2-8 years
Office and shop furniture and equipment	5-8 years
Vehicles	5 years

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At March 31, 2007 and December 31, 2006, no impairments were recognized.  Depreciation expense for the quarters ended March 31, 2007 and 2006 totaled $75,051 and $25,154, respectively.

f.  Stock Options and Warrants

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 5. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the three months ended March 31, 2007 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2007, and (b) compensation expense for all share-based awards granted on or after January 1,  2007.  Accordingly, compensation expense of $188,395 and $0 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended March 31, 2007 and 2006, respectively.

g.  Concentration of Risk

The Company maintains cash balances in two checking accounts at two separate financial institutions.  At March 31, 2007 and December 31, 2006, total cash balances were $1,818,272 and $217,102, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 are not insured.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company receives 90% of contract service revenue from two customers.  For the period ended March 31, 2007, customers who account for 10% or more of revenues are presented as follows:

Customers	% of Revenues
Customer A	77%
Customer B	23%

NOTE 2 - NOTES PAYABLE

          Notes payable are detailed in the following schedules as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Note payable to a company, due in monthly installments of $2,135 including interest at 9.75%. The note matures in March 2008 and is collarteralized by equipment	$26,233	$31,905

Note payable to a company, due in monthly installments of $1,605, including interest at 5.41%. The note matures in May 2009 and is collarterized by equipment.	40,718	44,944

Note payable to a company, due in monthly installments of $676, including interest at 1.35%. The note matures in June 2008 and is collateralized by equipment.	10,073	12,096

Note payable to a company, due in monthly installments of $13,000, including interest at 10%. The note matures in February 2007 and is collateralized by equipment.	-	16,716

Note payable to a company, due in annual installments of $15,573, including interest at 5%. The note matures in August 2001 and is collateralized by equipment.	61,225	61,225

Note payable to a company, due in monthly installments of $7,500, including interest at 25.9%. The note matures in January 2007 and is collateralized with equipment.	21,564	48,250

Note payable to a company, due in monthly installments of $479, including interest at 0%. The note matures in December 2008 and is collateralized with equipment.	14,383	15,822

Note payable to a company, due in monthly installments of $688, including interest at 7.59%. The note matures in March 2010 and is collateralized by a vehicle.	22,146	23,697

Note payable to a private party, due in annual installments of between $15,000 to $54,000. The note matures in April 2009 and is collateralized with mineral rights.	100,677	100,677

Note payable to a company, due in monthly installments of $3,518, including interest at 22.66%. The note matures in February 2012 and is collateralized with equipment.	124,526	0

Note payable to a company, due in monthly installments of $1,075, including interest at 0%. The note matures in March 2010 and is collateralized by a vehicle.	38,713	0

Note payable to an insurance company, due in monthly installments of $12,767. The note matures in July 2007.	35,115	77,454

Total Notes Payable	$495,373	$432,786

Less Current Portion	(173,058)	(229,304)

Total Long Term Liabilities	$322,315	$203,482

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 2 - NOTES PAYABLE (continued)

Future minimum principal payments on notes payable are as follows:
2007		$174,194
2008		145,848
2009		69,682
2010		47,301
2011		50,428
Thereafter		6,842
	Total	$494,295

NOTE 3 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

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

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (continued)

The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date.  At March 31, 2007, no options have been granted under this plan.

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

The significant weighted average assumptions relating to the valuation of the Company’s CEO’s Stock Options for the year ended December 31, 2006 were as follows:

2006
Dividend Yield	0%
Expected Life	3 years
Expected Volatility	59%
Risk-Free Interest Rate	4.94%

During 2006, the Company’s board of directors approved an option to the CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to one million shares of common stock over a two year period.  The first 500,000 shares are exercisable at $1.51 per share, and the remaining 500,000 shares are exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the non-qualified stock option plan.  The options vested 25% on July 14, 2006, and will continue to vest in 25% increments on January 14, 2007, July 14, 2007, and January 14, 2008.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (continued)

A summary of the status of the options granted under the Company’s 1998 stock option plan and other agreements and changes for the quarter ended March 31, 2007 and the year ended December 31, 2006 are as follows:

	March 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,773,333	$0.49	3,773,333	$0.49
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of Period	3,773,333	$0.49	3,773,333	$0.49
Exercisable at end of Period	1,773,333	$0.59	1,523,333	$0.59

        A summary of the status of the options outstanding at March 31, 2007 is presented below:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	2,773,333	3.75 years	$0.18	1,273,333	$0.18
$1.5911	1,000,000	1.50 years	$1.59	500,000	$1.59
	3,773,333			1,773,333

The Company had 1,518,333 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.62.  At March 31, 2007 the Company had 1,268,333 non-vested options with a weighted average grant date fair value of $0.74.

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

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (continued)

Stock Warrants (continued)

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

A summary of the status of the warrants granted at March 31, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	March 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	304,000	$0.50	1,580,980	$0.45
Granted	-	-	-	-
Exercised	(304,000)	0.50	(1,256,980)	0.38
Forfeited	-	-	-	-
Expired	-	-	(20,000)	0.50
Outstanding at end of Period	-	-	304,000	$0.50
Exercisable at end of Period	-	-	304,000	$0.50

        At the period ended March 31, 2007, there were no stock warrants outstanding.

NOTE 4 – STOCKHOLDERS’ EQUITY

           During the year ended December 31, 2006, the Company recognized the following transactions related to common stock:

1.	50,000 shares of restricted stock at $0.90 per share were issued in payment for services.

2.	8,000 shares of restricted stock at $1.25 per share were issued for payment on a note payable.

3.	40,500 shares of stock were issued to selected employees at $1.40 per share as a year end stock bonus.

4.	726,667 shares of restricted stock were issued as a result of stock options being exercised at $0.18 per share.

5.	1,256,980 shares of restricted stock were sold for cash through the exercise of warrants at a price ranging between $0.25 to $0.50 per share.

6.	340,500 shares of restricted stock were sold for cash at $2.00 per share.

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

During the quarter ended March 31, 2007 the Company sold a total of 304,000 shares of restricted common stock at a price ranging between $0.25 to $0.50 per share for a total of $150,858 cash.  The sale resulted from a redemption of an outstanding warrant.

Also during the quarter ended March 31, 2007, the Company sold a total of 1,481,482 shares of restricted stock at a price of $1.35 per share for a total of $2,000,001 cash.  The sale resulted from the exercise of a stock subscription agreement.  An additional 19,430 shares were sold for cash at $.50 per share.

NOTE 5 – SEGMENT REPORTING

The Company's Chief Operating Decision-maker, as defined in SFAS No. 131, is considered to be Atlas's CEO. The Chief Operating Decision-maker reviews separate financial information for the contract mining business segment, the mining production business segment and the timber business segment. Each of the Company's business segments offer and distribute distinct services to different customer segments.  The contract mining segment provides mining services and specialized civil construction services in various locations for mine operators, exploration companies and the construction and natural resources industries.  Other activities include site evaluation, feasibility studies, trouble-shooting and consultation prior to the undertaking of exploration and mine development.  The mining production segment is located at the Dragon Mine in Juab County, Utah which contains a deposit of high quality halloysite clay.  The Company is in the process of extracting this clay to sell to outside parties.  The Company holds property with harvestable timber in Northern Idaho.  Timber harvesting is contracted out to a qualified logger, who is able to negotiate with local timber mills on the price for the timber.  The Company primarily uses the timber to generate revenues and cash flows for other operations.  The Company therefore considers that it has three reportable segments under SFAS 131 during 2006 to 2007 as follows:  (i) contract mining, (ii) mining production, and (iii) timber.

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

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 5 – SEGMENT REPORTING (continued)

Segment Reporting
	For the Period Ended
	March 31,
	2007	2006
Contract Mining:
Net Revenue	$2,002,270	$334,710
Operating Expenses
Cost of Sales	1,092,003	174,281
General & Administrative	112,240	172,168
Total Operating Expenses	1,204,243	346,449
Net Operating Profit (Loss)	$798,027	$(11,739)

Capital Expenditures:	50,311	5,318
Depreciation:	30,133	3,124
Total Assets:	3,016,285	198,320

Mining Production:
Net Revenue	$-	$-
Operating Expenses Cost of Sales	-	-
Mining Production Costs	250,259	106,229
Exploration & Development Costs	481,868	610,767
General & Administrative	112,241	172,169
Total Operating Expenses	844,368	889,165
Net Operating (Loss)	$(844,368)	$(889,165)

Capital Expenditures:	467,208	250,052
Depreciation:	44,918	22,030
Total Assets:	3,251,841	2,796,210

Timber:
Net Revenue	$-	$-
Operating Expenses
Cost of Sales	-	-
General & Administrative	42,359	35,071
	42,359	35,071
Net Operating (Loss)	$(42,359)	$(55,094)

Capital Expenditures:	-	-
Depreciation:	-	-
Total Assets:	405,410	405,410

Atlas Mining Company and Subsidiary
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 5 – SEGMENT REPORTING (continued)

Consolidated on Financial Statements:
	For the Period Ended
	March 31,
	2007	2006

Total Revenues	$2,002,270	$334,710
Operating Expenses
Total Cost of Sales	1,092,003	174,281
Exploration & development costs	481,868	610,767
Mining production costs	250,259	106,229
Total General & Administrative	266,840	379,408
Total Operating Expenses	2,091,430	1,270,670

Net Operating (Loss)	$(89,160)	$(928,603)

Capital Expenditures:	517,519	210,370
Depreciation:	75,051	25,154
Total Assets	6,673,536	3,399,940

NOTE 6 – SUBSEQUENT EVENTS

In April 2007, one Park Copper shareholder exchanged his Park Copper stock for 1,000 shares of restricted Atlas stock.

In April 2007, the Company entered into an agreement with SNS Silver Corp to provide diamond drilling services on the surface of the customer’s property located in Big Creek, Idaho.  Management estimates that the contract will continue through June 2010 and is estimated to exceed $3 million in gross revenues over the life of the contract.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Contract Mining

    Our contract mining generates more than 99% of our revenues. This may decrease as we are able to increase operations on our owned properties, and we will adjust our resources accordingly. At this time, we anticipate that our contracting will remain a significant portion of our business.

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

    In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration. Our exploration and development expenses for the period ending March 31, 2007 and 2006 were $481,868 and $610,767 respectively on the halloysite clay project.

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
During 2005 we worked to develop and bring the Dragon Mine into the production stage.

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

RESULTS OF OPERATIONS

    Revenues for the three month period ending March 31, 2007 were $2,002,270 and $334,710 for the same period ending March 31, 2006, or an increase of 498%.  The difference was caused by the increase in contracting revenues of $1,667,560 for this period compared to the previous year.

    Gross profit (loss) for the three month period ending March 31, 2007 was $910,267 compared to $160,429 for the same period ending March 31, 2006, a difference of $749,838.  This was due to increased contracting revenues for the three month period ending March 31, 2007 over the same period ended March 31, 2006.

    Total operating expenses for the three month period ending March 31, 2007 was $999,427 compared to $1,096,389 for the same period ending March 31, 2006 or a decrease of 9%.  Although the company recognized less administrative costs and exploration and development costs in the period ended March 31, 2007 compared to the same period ended March 31, 2006, more mining production costs were incurred.

     Our net profit (loss) for the three month period ending March 31, 2007 was $(65,612) compared to $(928,603) for the same period ending March 31, 2006, or a decrease of 93%.  As previously mentioned, the company experienced significant increases in contracting revenues during the first quarter ended March 31, 2007 as compared to the same period ending March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

    To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Atlas Fausett Contracting. We intend to continue pursuing contract mining work and logging of our timber properties to help pay for our operations. For the three month periods ended March 31, 2007 and March 31, 2006 contract mining accounted for 100% of the revenue. Our current asset and debt structure is explained below.

    Our total assets as of March 31, 2007 were $6,673,536 compared to $4,309,881 as of December 31, 2006, or an increase of $2,363,655.  For the three month period ended March 31, 2007 the company has increased its current assets by $1,951,396, and its fixed assets by $442,468 through acquisitions of additional equipment for mining and milling operations.

    Total liabilities were $1,045,874 as of March 31, 2007, compared to $907,376 as of December 31, 2006.  The following debts are still outstanding;
  We have a note payable to a leasing company for a piece of equipment with a $26,233 balance with payments of $2,135 per month at 9.75% interest and maturing in March 2008.
  We have a note payable to a leasing company for equipment with a $40,718 balance with monthly installments of $1,605 at 5.41% interest and maturing in May 2009.
  We have a note payable to a leasing company for the acquisition of equipment with a $10,073 balance and monthly payments of $676 at 1.35% interest, maturing in June 2008.
  We have a note payable to a leasing company for the acquisition of equipment with a $61,225 balance and monthly payments of $15,573 at 5% interest and maturing in August  11.
  We have a note payable to a lending company for the acquisition of equipment with a $14,383 balance and monthly payments of $479 at 0% interest and maturing in December 2008.
  We have a note payable to a lending company for the acquisition of equipment with a $22,146 balance and monthly payments of $688 at 7.59% interest and maturing in March 2010.
  We have a note payable to a private party with a $100,677 balance due in annual installments of between $15,000 to $54,000 with an interest rate of 0%.  The note matures in April 2009.
  We have a note payable to a company with a $124,526 balance due in monthly installments of $3,518 at 22.66% interest and maturing in February 2012.
  We have a note payable to a company with a $38,713 balance due in monthly installments of $1,075 at 0% interest and maturing in March 2010.
  We have a note payable to an insurance company with a $35,115 balance due in monthly installments of $12,767 at 8.85% interest and maturing in July 2007.

Accounts payable and accrued expenses due as of March 31, 2007 were $448,404 and are the result of daily operations and accrued taxes.  We also carry a liability of $52,289 to the minority interest in a subsidiary.

    If we do not reduce our debts, we would be obligated to pay an average of $60,386 per month or $672,348 for the next fiscal year.

     Our principal sources of cash flow during the first quarter 2007 was from contracting activities which provided an average of $667,423 per month for the three month period ended March 31, 2007, and averaged $111,570 per month for the same period in 2006.  In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

     Cash flow from financing activities for the three month period ended March 31, 2007 was $2,200,480 compared to $93,258 for the same period in 2006, a difference of $2,107,222. The major factor for the difference was receipt of proceeds from issuance of common stock in 2007.

    The Company used $537,094 from investing activities for the three month period ended March 31, 2007, compared to using $210,321 in the same period in 2006, a difference of $326,773.  This was attributed to purchases of more equipment in the period ended March 31, 2007 compared to the same period in 2006.

    Cash flow used by operating activities for the three month period ended March 31, 2007, was ($62,216) compared to ($902,913) for the same period in 2006, a difference of $840,697.  In the three month period in 2007 net losses was markedly lower than the same period in 2006.

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

    (b) Changes in Internal Controls.

    The company has begun to implement changes in the procedures for recording accounting events to its financial program.  The changes have been made as there has been an addition to the accounting staff and segregation of duties and reassignment of accounting functions has taken place.  These changes in internal controls are viewed to have a positive impact to the disclosure controls present in the company and, thus, creating a stronger control environment.  As of the Evaluation Date, there has not been any observation and/or documentation of any significant deficiencies or material weaknesses in such disclosure controls, nor any procedures requiring corrective actions.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2007, the Company issued 40,000 shares of common stock to two accredited investors for $20,000 for the redemption of outstanding warrants.

On January 9, 2007, the Company issued 1,481,482 shares of common stock to an accredited investor for $2,000,001 for exercise of a subscription agreement.

Also on January 9, 2007, the Company issued 230,000 shares of common stock to two accredited investors for $115,000 for the redemption of outstanding warrants.

On January 12, 2007, the Company issued 3,430 shares of common stock to an accredited investor for $858 for the redemption of an outstanding warrant.

On January 29, 2007, the Company issued 30,570 shares of common stock to an accredited investor for $15,000 for the redemption of an outstanding warrant.  An additional 19,430 shares were issued for cash at $.50.

    Unless otherwise noted, the sales set forth above involved no underwriter's discounts orcommissions and are claimed to be exempt from registration with the Securities andExchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the company of its securities to financially sophisticated individuals who are fully aware of the company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

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

ATLAS MINING COMPANY

Dated: May 14, 2007	By:	/s/ William Jacobson
By: William Jacobson
Chief Executive Officer, Chief Financial Officer