Form 10QSB
period 2007-06-30
ATLAS MINING CO
filed 2007-08-14
CIK 8328

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

[Missing Graphic Reference]

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 East Mullan Avenue, Osburn, Idaho	83849
(Address of principal executive offices)	(Zip Code)

(208) 556-1181
(Issuer’s Telephone Number, Including Area Code)

Former name, former address, and former fiscal year, if changed since last report:                                                                                                                                          N/A

Indicate by check wither the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           ☒           No           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

The number of share outstanding of each of the issuer’s classes of common equity as of August 6, 2007, was as follows:  54,173,594 shares of Common Stock.

Transitional Small Business Disclosure Format                                                                                     Yes           ☐           No           ☒

ATLAS MINING COMPANY

SECOND QUARTER 2007 REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets, June 30, 2007 (unaudited) and December 31, 2006

	Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2007 and 2006, and for the Six Months Ended June 30, 2007 and 2006	5

	Consolidated Statements of Other Comprehensive Income (Loss) (unaudited) for the Six Months Ended June 30, 2007 and 2006	6

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and 2006	7

	Notes to the Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Controls and Procedures	25

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Certification Under Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(unaudited)

Current Assets
Cash and cash equivalents	$1,511,010	$217,102
Accounts receivable (net of allowance of $0)	1,129,560	887,494
Investments – available for sale	4,344	3,794
Advances	558	618
Mining supplies	35,399	2,000
Deposits and prepaids	256,276	170,731

Total Current Assets	2,937,147	1,281,739

Property, Plant and Equipment
Land and tunnels	1,225,412	1,225,412
Land improvements	89,876	83,987
Buildings	451,054	291,214
Mining equipment	1,291,305	972,060
Milling equipment	880,827	586,979
Laboratory equipment	31,814	74,174
Office furniture and equipment	75,968	1,300
Vehicles	238,530	150,952
Less: Accumulated depreciation	(574,157)	(408,145)

Total Property, Plant and Equipment	3,710,629	2,977,933

Other Assets
Long-term note receivable	172,000	50,209

Total Other Assets	172,000	50,209

TOTAL ASSETS	$6,819,776	$4,309,881

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
	(unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$485,193	$359,527
Current portion of notes payable	145,896	229,304
Current portion of capital lease liabilities	38,673	49,537

Total Current Liabilities	669,762	638,368

Long-Term Liabilities
Notes payable	490,637	432,786
Capital lease liabilities	38,673	62,776
Less: Current portion of long-term liabilities	(184,569)	(278,841)

Total Long-Term Liabilities	344,741	216,721

TOTAL LIABILITIES	1,014,503	855,089

Commitments & Contingencies	- 0 -	- 0 -

Minority Interest	50,307	52,287

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, non-cumulative, non-voting, non-convertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000 shares authorized, 53,086,043 and 51,275,539 shares issued and outstanding, respectively	17,559,819	15,209,933
Accumulated deficit	(11,590,192)	(11,642,427)
Accumulated other comprehensive income (loss)	(214,661)	(165,001)

Total Stockholders’ Equity	5,754,966	3,402,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,819,776	$4,309,881

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007		2006	2007		2006

Revenues
Contract mining		$2,158,250	$767,097		$4,160,520	$1,101,829
Mining production		- 0 -	- 0 -		- 0 -	- 0 -
Timber		- 0 -	- 0 -		- 0 -	- 0 -
Total Revenues		2,158,250	767,097		4,160,520	1,101,829

Cost of Sales
Contract mining		1,120,412	526,126		2,212,415	700,430
Mining production		- 0 -	- 0 -		- 0 -	- 0 -
Timber		- 0 -	- 0 -		- 0 -	- 0 -
Total Cost of Sales		1,120,412	526,126		2,212,415	700,430

GROSS PROFIT (LOSS)		1,037,838	240,971		1,948,105	401,399

Operating Expenses
Exploration & development costs		440,402	505,364		922,270	1,116,131
Mining production costs		381,276	74,632		631,535	180,860
General & administrative		111,910	184,301		379,670	563,694
Total Operating Expenses		933,588	764,297		1,933,475	1,860,685

Net Operating Income (Loss)		104,250	(523,326)		14,630	(1,459,286)

Other Income (Expenses)
Interest income		19,315	9,568		50,174	21,069
Interest expense		(5,698)	(12,294)		(12,549)	(16,453)
Miscellaneous income		- 0 -	65		- 0 -	80
Total Other Income (Expense)		13,617	2,661		37,625	4,696

INCOME (LOSS) BEFORE INCOME TAXES		117,867	(525,987)		52,255	(1,454,590)

Provision (Benefit) for Income Taxes		- 0 -	- 0 -		- 0 -	- 0 -

Minority Interest		(20)	- 0 -		(20)	- 0 -

NET INCOME (LOSS)		$117,847	$(525,987)		$52,235	$(1,454,590)

Net Income (Loss) Per Share:
Basic	$	NIL	$(0.01)	$	NIL	$(0.03)
Diluted	$	NIL	$(0.01)	$	NIL	$(0.03)
Weighted Average Shares Outstanding		53,084,175	48,824,432		52,997,150	49,136,018

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007		2006

Net Income (Loss)		$52,235	$(1,454,590)

Other Comprehensive Income (Loss):
Change in market value of investments		550	- 0 -

Net Comprehensive Income (Loss)		$52,785	$(1,454,590)

Comprehensive Loss Per Share:
Basic	$	NIL	$(0.03)
Diluted	$	NIL	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities:
Net Income (Loss)	$52,235	$(1,454,590)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	166,012	61,517
Stock issued for services	- 0 -	45,000
Compensation for options	188,395	33,700
Minority interest	(1,873)	- 0 -
Change in Operating Assets and Liabilities:
(Increase) in notes receivable	(2,000)	- 0 -
(Increase) decrease in accounts receivable	(242,066)	(217,968)
(Increase) decrease in deposits and prepaids	(85,545)	59,239
(Increase) decrease in mining supplies	(33,399)	- 0 -
Increase (decrease) in accounts payable and accrued expenses	125,666	78,782

Net Cash Provided (Used) by Operating Activities	167,425	(1,394,320)

Cash Flows from Investing Activities:
Purchases of equipment	(898,708)	(580,034)
Purchases of land	- 0 -	(227,883)
Issuance of notes receivable	(170,000)	- 0 -
Receipts from advances	60	602

Net Cash (Used) by Investing Activities	(1,068,648)	(807,315)

Cash Flows from Financing Activities:
Payments on notes payable	(204,459)	(16,528)
Payments on leases payable	(24,103)	(92,704)
Proceeds from notes payable	272,834	201,340
Proceeds from leases payable	- 0 -	165,363
Proceeds from issuance of common stock	2,150,859	772,045

Net Cash Provided by Financing Activities	2,195,131	1,029,516

Increase (Decrease) in Cash	1,293,908	(1,172,119)

Cash and Cash Equivalents, Beginning of Period	217,102	2,215,929

Cash and Cash Equivalents, End of Period	$1,511,010	$1,043,810

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For the Six Months Ended
	June 30,
	2007		2006

Cash Paid For:
Interest		$12,549		$16,453
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Receipt of stock in payment of note receivable		$50,209	$	- 0 -
Stock issued for majority interest		$2,000	$	- 0 -
Stock issued for services	$	- 0 -		$45,000
Stock issued in payment of note	$	- 0 -		$10,000

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

In 1997 and 1998, the Company was to exchange 844,560 shares of its common stock for all of the outstanding shares of Sierra Silver Lead Mines, Inc. (Sierra), an Idaho corporation.  As of June 30, 2007, 383,932 shares of the Company’s common stock had not been exchanged.  The Company was unable to locate some of the shareholders of Sierra.  Therefore, the Company agreed to transfer the stock to an Atlas Mining Company Trust account in trust for the unlocated shareholders of Sierra Silver. The acquisition of Sierra has been recorded as a purchase.  The purchase price totaled $276,157.  All of the assets and liabilities of Sierra were transferred to the Company and Sierra ceased to exist.

In April 1999, the Company exchanged 741,816 shares of its common stock and paid cash of $15,770 for all of the outstanding shares of Olympic Silver Resources, Inc. (Olympic), a Nevada corporation.  At the time of purchase, Olympic held the rights to the San Acacio Mine in Zacatecas, Mexico. The purchase price totaled $228,566.  The acquisition has been recorded as a purchase and all of the assets and liabilities were transferred to the Company.  In 2001, the Company did not renew the rights to the property due to increased carrying costs.

In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (Park Copper), an Idaho corporation.  The purchase price totaled $72,825.  The acquisition was recorded as a purchase.

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. (“Conjecture”) in Spokane, Washington.  Conjecture has since merged into Chester Mines, Inc. at the same location.  The Company initially paid 400,000 shares of its common stock, or the option to purchase the property for $500,000 if $1,000,00 in sales from the mine occurred in a 12-month period.  The Company exercised the option to purchase the Dragon Mine on August 18, 2005 for $500,000.  The property consists of 38 patented mining claims on approximately 230 acres and is located near Eureka, Utah.

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	Interim Financial Reporting

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.  The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Common stock equivalents at June 30, 2007 consisted of 3,773,333 in options.  The effect of common stock equivalents at June 30, 2007 are as follows:

For the quarter ended June 30, 2007:
Weighted average shares outstanding		53,084,175
Common stock equivalents		3,773,333
Total shares and equivalents outstanding		56,857,508
Net Income		$117,847
EPS, basic and diluted	$	NIL

For the six months ended June 30, 2007:
Weighted average shares outstanding		52,997,150
Common stock equivalents		3,773,333
Total shares and equivalents outstanding		56,770,483
Net Income		$52,235
EPS, basic and diluted	$	NIL

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c.  Earnings (Loss) Per Share (continued)

Common stock equivalents at June 30, 2006 consisted of 3,500,000 in options and 1,164,000 in warrants.  Common stock equivalents at June 30, 2006 were considered but were not included in the computation of loss per share at June 30, 2007 and 2006 because they would have been anti-dilutive.

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the quarter ended June 30, 2006:
EPS, basic and diluted
Net loss to common shareholders	$(525,987)	48,824,432	$(0.01)

For the six months ended June 30, 2006:
EPS, basic and diluted
Net loss to common shareholders	$(1,454,590)	49,136,018	$(0.03)

d.  Available for Sale Investments

The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.  Marketable Securities-Available for Sale are as follows:

Balance, January 1, 2006	$3,754
Marketable securities received	41,823
Net unrealized losses	(41,783)

Balance, January 1, 2007	$3,794
Marketable securities received	50,209
Net unrealized losses	(49,659)

Balance, June 30, 2007	$4,344

e.  Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Building	30 years
Land improvements	15 years
Mining equipment	2 – 8 years
Milling equipment	2 – 8 years
Laboratory equipment	2 – 8 years
Office furniture and equipment	5 – 8 years
Vehicles	5 years

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.  Property and Equipment (continued)

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2007 and December 31, 2006, no impairments were recognized.  Depreciation expense for the six months ended June 30, 2007 and 2006 totaled $166,012 and $61,517, respectively.

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

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the six months ended June 30, 2007 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2007, and (b) compensation expense for all share-based awards granted on or after January 1,  2007.  Accordingly, compensation expense of $188,395 and $33,700 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the six months ended June 30, 2007 and 2006, respectively.

g.  Concentration of Risk

The Company maintains cash balances in multiple checking accounts at two separate financial institutions.  At June 30, 2007 and December 31, 2006, total cash balances were $1,511,010 and $217,102, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 are not insured.

The Company receives 87% of contract service revenue from two customers.  For the period ended June 30, 2007, customers who account for 10% or more of revenues are presented as follows:

% of
Customers	Revenues

Customer A	59%
Customer B	29%

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 2 - NOTES PAYABLE

Notes payable are detailed in the following schedules as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Note payable to a company, due in monthly installments of $2,135, including interest at 18.62%. The note matures in March 2008 and is collateralized by equipment.	$20,422	$31,905

Note payable to a company, due in monthly installments of $1,605, including interest at 17.03%. The note matures in May 2009 and is collateralized by equipment.	36,434	44,944

Note payable to a company, due in monthly installments of $676, including interest at 1.35%. The note matures in June 2008 and is collateralized by equipment.	8,068	12,096

Note payable to a company, due in monthly installments of $13,000, including interest at 1.35%. The note matures in February 2007 and is collateralized by equipment.	- 0 -	16,716

Note payable to a company, due in annual installments of $15,573, including interest at 5%. The note matures in August 2011 and is collateralized by equipment.	61,225	61,225

Note payable to a company, due in monthly installments of $7,500, including interest at 25.9%. The note matures in January 2007 and is collateralized by equipment.	- 0 -	48,250

Note payable to a company, due in monthly installments of $479, including interest at 0%. The note matures in December 2008 and is collateralized by equipment.	12,945	15,822

Note payable to a company, due in monthly installments of $688, including interest at 7.59%. The note matures in March 2010 and is collateralized by a vehicle.	20,481	23,697

Note payable to a private party, due in annual installments of between $15,000 to $54,000. The note matures in April 2009 and is collateralized by property with mineral rights.	83,796	100,677

Note payable to a company, due in monthly installments of $3,518, including interest at 22.66%. The note matures in February 2012 and is collateralized by equipment.	120,959	- 0 -

BALANCE FORWARD	364,330	355,332

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 2 - NOTES PAYABLE (continued)

	June 30,	December 31,
	2007	2006

BALANCE FORWARD	$364,330	$355,332

Note payable to a company, due in monthly installments of $1,632, including interest at 3%. The note matures in April 2012 and is collateralized by equipment.	88,019	- 0 -

Note payable to an insurance company, due in monthly installments of $12,767. The note matures in July of 2006.	2,801	77,454

Note payable to a company, due in monthly installments of $1,075, including interest at 0%. The note matures in March 2010 and is collateralized by a vehicle.	35,487	- 0 -

Total Notes Payable	490,637	432,786

Less: Current portion	(145,896)	(229,304)

Total Long-Term Liabilities	$344,741	$203,482

Future minimum principal payments on notes payable are as follows:

2007	$66,977
2008	130,863
2009	144,141
2010	65,818
2011	69,508
Thereafter	13,330

Total	$490,637

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

The Company adopted an incentive stock option plan in 1998. The stock option plan permits the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The price of shares purchased must be equal to or greater than fair market value of the common stock at the date.  At June 30, 2007, no options have been granted under this plan.

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

A summary of the status of the options granted under the Company’s 1998 stock option plan and other agreements and changes for the six months ended June 30, 2007 and the year ended December 31, 2006 are as follows:

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (continued)

	June 30, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,773,333	$0.49	3,773,333	$0.49
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Exercised	- 0 -	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	3,773,333	$0.49	3,773,333	$0.49
Exercisable at end of period	1,773,333	$0.59	1,773,333	$0.59

A summary of the status of the options outstanding at June 30, 2007 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.18	2,773,333	3.25 years	$0.18	1,273,333	$0.18
$1.59	1,000,000	1.50 years	$1.59	500,000	$1.59
	3,773,333			1,773,333

At June 30, 2007 the Company had 2,000,000 non-vested options with a weighted average grant date fair value of $0.53.

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

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 3 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (continued)

A summary of the status of the warrants granted at June 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	June 30, 2007		December 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of period	304,000	$0.50	1,580,980	$0.45
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Exercised	(304,00)	0.50	(1,256,980)	0.38
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	(20,000)	0.50
Outstanding at end of period	- 0 -	- 0 -	304,000	$0.50
Exercisable at end of period	- 0 -	- 0 -	304,000	$0.50

At the period ended June 30, 2007, there were no stock warrants outstanding.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2006, the Company recognized the following transactions related to common stock:

1.	50,000 shares of restricted stock at $0.90 per share were issued in payment for services.
2.	8,000 shares of restricted stock at $1.25 per share were issued for payment on a note payable.
3.	40,500 shares of stock were issued to selected employees at $1.40 per share as a year end stock bonus.
4.	726,667 shares of restricted stock were issued as a result of stock options being exercised at $0.18 per share.
5.	1,256,980 shares of restricted stock were sold for cash through the exercise of warrants at a price ranging between $0.25 to $0.50 per share.
6.	340,500 shares of restricted stock were sold for cash at $2.00 per share.

During the six months ended June 30, 2007, the Company sold a total of 304,000 shares of restricted common stock at a price ranging between $0.25 to $0.50 per share for a total of $150,858 cash.  The sale resulted from a redemption of an outstanding warrant.

Also during the six months ended June 30, 2007, the Company sold a total of 1,481,482 shares of restricted stock at a price of $1.35 per share for a total of $2,000,001 cash.  The sale resulted from the exercise of a stock subscription agreement.  An additional 19,430 shares were sold for cash at $.50 per share.

Finally, during the six months ended June 30, 2007, the Company issued a total of 4,592 shares of stock in payment of a note payable, and issued 1,000 shares of stock in exchange for minority interest in Park Copper and Gold.

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 5 – CAPITAL LEASES

The Company leases equipment under capital leases that expire in September 2006 and March through December 2008.  The gross amount of assets recorded under capital leases and the associated accumulated depreciation are included under property and equipment and are as follows:

	June 30, 2007	December 31, 2006

Mining equipment	$62,776	$	- 0 -
Total	$62,776	$	- 0 -
Less: Accumulated Depreciation	(18,557)		- 0 -
Net Leased Equipment	$44,219	$	- 0 -

The future minimum lease payments are as follows for the periods ended:

December 31,	Amount Due

2007		$26,956
2008		13,478
2009		- 0 -
2010		- 0 -
2011		- 0 -
Thereafter		- 0 -

Total minimum obligations		$40,434

Executory costs and interest		(1,761)

PV of minimum obligations		38,673
Less: current portion		(38,673)

Long-Term Obligations	$	- 0 -

NOTE 6 – COMMITMENTS AND CONTINGENCIES

There are no significant commitments and contingencies related to the Company.

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 7 – SEGMENT REPORTING

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

SEGMENT REPORTING

	For the Period Ended
	June 30,
	2007	2006

CONTRACT MINING

Net Revenue	$4,160,520	$1,101,829
Operating Expenses
Cost of Sales	2,212,415	700,430
General and Administrative	189,835	254,615

Total Operating Expenses	2,402,250	955,045

Net Operating Profit	$1,758,270	$146,784

Capital Expenditures	$229,821	$39,506

Depreciation	$55,729	$9,848

Total Assets	$3,741,265	$180,948

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 7 – SEGMENT REPORTING (continued)

	For the Period Ended
	June 30,
	2007			2006

MINING PRODUCTION

Net Revenue	$	- 0 -		$	- 0 -
Operating Expenses
Mining Production Costs		631,535			180,860
Exploration and Development Costs		922,270			1,116,131
General and Administrative		189,835			254,614

Total Operating Expenses		1,743,640			1,551,605

Net Operating Profit (Loss)		$(1,743,640)			$(1,551,605)

Capital Expenditures			$		$768,411

Depreciation		$110,283			$51,669

Total Assets		$2,673,101			$3,199,809

TIMBER

Net Revenue	$	- 0 -		$	- 0 -
Operating Expenses
Cost of Sales		- 0 -			- 0 -
General and Administrative		- 0 -			54,465

Total Operating Expenses		- 0 -			54,465

Net Operating Profit (Loss)	$	- 0 -			$(54,465)

Capital Expenditures	$	- 0 -		$	- 0 -

Depreciation	$	- 0 -		$	- 0 -

Total Assets		$405,410			$405,410

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

NOTE 7 – SEGMENT REPORTING (continued)

	For the Period Ended
	June 30,
	2007	2006

CONSOLIDATED ON FINANCIAL STATEMENT

Net Revenue	$4,160,520	$1,101,829
Operating Expenses
Total Cost of Sales	2,212,415	700,430
Mining Production Costs	631,535	180,860
Exploration and Development Costs	922,270	1,116,131
Total General and Administrative	379,670	563,694

Total Operating Expenses	(4,145,890)	2,561,115

Net Operating Profit (Loss)	$14,630	$(1,459,286)

Capital Expenditures	$898,708	$807,917

Depreciation	$166,012	$61,517

Total Assets	$6,819,776	$3,786,167

NOTE 8 – SUBSEQUENT EVENTS

In July 2007, the Company agreed to terminate its diamond drilling contract with SNS Silver Corp.  Management has not estimated the affect that such early termination will have on the Company’s financial statements.

Also in July 2007, the Board appointed Robert Dumont as the Company’s CEO and President.  This appointment was a result of William Jacobson’s stepping down from the same positions, and assuming the title Chairman of the Board.  Upon appointment, Mr. Dumont signed an employment agreement defining his position, compensation, and benefits for a three year period.

In July 2007, William Jacobson exercised options, for a total of $195,256 cash and received 1,084,756 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements, including statements regarding the expectations of future operations.  For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control.  These factors include, but are not limited to, economic conditions generally and in the industries in which the Company may participate, competition within the chosen industry, including competition from much larger competitors, technological advances, and the failure to successfully develop business relationships.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  This item should be read in conjunction with “Item 1. Consolidated Financial Statements” and other items contained elsewhere in this report.

OVERVIEW

We are a natural resources company engaged in the acquisition and exploration of our resource properties in the states of Idaho and Utah, and in New Foundland, Canada.  We also provide contract mining services and specialized civil construction services for mine operators, exploration companies, and the construction and natural resource industries through our trade name “Atlas Fausett Contracting.”

Our primary source of revenue is generated by our Atlas Fausett Contracting operations.  However, we also have exploration targets and timber.  As a result, we are providing management’s discussion on our plan of operation.

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

In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the three month period ending June 30, 2007 and 2006 were $440,402 and $505,364, respectively, on the halloysite clay project.

The halloysite clay is considered a non-toxic material, and we feel we can produce a sellable product with minimal environmental consequences using proper containment and processing techniques.  The intended processing will be the crushing, drying, and packaging of the product for shipment.  In 2003, we completed diamond drilling programs to verify location of clay beds at the Dragon Mine.  In 2006, we have continued our diamond drilling program.  With that information, we have been able to formulate development and mining plans.  During 2005 and 2006 we have worked to develop and bring the Dragon Mine into a production stage.

Our halloysite clay marketing efforts include contacting potential customers and distributors, which we have done.  Each buyer may have different uses for the product and, therefore, the prices and quantities will vary as a result.  The sale of product cannot be formalized until we have verified our ability to provide the quality and quantities as required by the potential buyers.  From results of the product samples distributed, we have numberous potential buyer.  In March 2006, we activated Nano Clay and Technologies, Inc., a wholly owned subsidiary, and hired Dr. Ronald Price as its President and Chief Executive Officer, to pursue these activities.

Until the Dragon Mine is producing in a profitable manner, we are not aggressively trying to develop other properties.  However, it is our intent to look for other properties that can be acquired, developed, and mined with minimal costs, and environmental concerns.

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

RESULTS OF OPERATIONS

Revenues for the three month period ended June 30, 2007 were $2,158,250 and $767,097 for the same period ending June 30, 2006, or an increase of $1,391,153.  Revenues for the six month period ended June 30, 2007 were $4,160,520 and $1,101,829 for the same period ended June 30, 2006, or an increase of $3,058,691.  The main difference was caused by the increase in contracting revenues for both periods in 2007 as compared to the previous year.

Gross profit (loss) for the three month period ended June 30, 2007 was $1,037,838 compared to $240,971 for the same period ended June 30, 2006, a difference of $796,867.  Gross profit (loss) for the six month period ended June 30, 2007 was $1,948,105 compared to $401,399 for the same period ended June 30, 2006, or an increase of 385%.  This was due to the increased revenues for the periods ended June 30, 2007 over the same periods ended June 30, 2006.

Total operating expenses for the three month period ended June 30, 2007 were $933,588 compared to $764,297 for the same period ending June 30, 2006, or an increase of 22%.  Total operating expenses for the six month period ended June 30, 2007 were $1,933,475 compared to $1,860,685 for the same period ended June 30, 2006.  The increase is primarily attributed to the increase in mining production costs.

Our net profit (loss) for the three month period ended June 30, 2007 was $117,847 compared to ($525,987) for the same period ended June 30, 2006, or an increase of $643,834 (122%).  For the six month period ended June 30, 2007, net profit (loss) was $52,235 compared to ($1,454,590) for the same period ending June 30, 2006, or a decrease of $1,506,825 (104%).  The increase realized the period ended June 30, 2007 is due to a significant increase in contract mining revenues, coupled with a reduction in the cost of performing contract mining services.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2006, our activities had been financed primarily through the sale of equity securities and borrowings, coupled with revenues from Atlas Fausett Contracting and logging operations.  During the six month period ended June 30, 2007, our activities have been primarily financed through contract mining activities, and sales of equity securities.  We intend to continue pursuing contract mining work to help finance for our operations and provide for future growth.  For the three month periods and the six month periods ended June 30, 2007 and June 30, 2006, contract mining accounted for 100% of the revenue.  Our current asset and debt structure is explained below.

Our total assets as of June 30, 2007 were $6,819,776 compared to $4,309,881 as of December 31, 2006, or an increase of $2,509,895.  For the six month period ended June 30, 2007, the Company has increased its current assets by $1,655,408, and increased its fixed assets by $898,708 through acquisitions of additional mining equipment and vehicles.

Total liabilities were $1,014,503 as of June 30, 2007, compared to $855,089 as of December 31, 2006.  The Company acquired mining equipment during the period ended June 30, 2007 to facilitate increased contract mining activities.  The following debts are still outstanding:

•	We have a note payable for equipment due in monthly installments of $2,135, including interest of 9.75%, with a balance of $20,422.
•	We have a note payable for equipment due in monthly installments of $1,605, including interest of 5.41%, with a balance of $36,434.
•	We have a note payable for equipment due in monthly installments of $676, including interest of 1.35%, with a balance of $8,068.
•	We have a note payable for equipment due in annual installments of $15,573, including interest of 5%, with a balance of $61,225.
•	We have a note payable for equipment due in monthly installments of $479, including interest of 0%, with a balance of $12,945.
•	We have a note payable for a vehicle due in monthly installments of $688, including interest of 7.59%, with a balance of $26,847.
•	We have a note payable for property with mineral rights due in annual installments ranging between $15,000 to $54,000 with a balance of $83,796.
•	We have a note payable for equipment due in monthly installments of $3,518, including interest of 22.66%, with a balance of $120,959.
•	We have a note payable for equipment due in monthly installments of $1,075, including interest of 0%, with a balance of $35,487.
•	We have a note payable for equipment due in monthly installments of $1,632, including interest of 3%, with a balance of $88,019.
•	We have a note payable to an insurance company for insurance premiums with a balance of $2,801.
•	We have two capital leases payable for equipment at an aggregate monthly payment totaling $4,493 with a balance of $38,673.
•
Current liabilities including accounts payable and accrued expenses due as of June 30, 2007 were $485,193 and are the result of daily operations and accrued taxes.  We also carry a liability of $50,307 to the minority interest in a subsidiary.

If we do not reduce our debts, we would be obligated to pay an average of $19,874 per month or $238,491 for the next twelve months.

Our principal sources of cash flow during the first six months of 2007 was from contracting activities which provided an average of $693,420 per month for the six month period ended June 30, 2007, and averaged $183,638 per month for the same period in 2006.  In addition, we rely on our credit facilities and public or private sales of equity for additional cash flow.

Cash flow from financing activities for the six month period ended June 30, 2007 was $2,195,131 compared to $1,029,516 for the same period in 2006, a difference of $1,165,615.  The major factor for the difference was receipt of proceeds from issuance of common stock in January 2007.

The Company used $1,068,648 from investing activities for the six month period ended June 30, 2007, compared to using $807,315 in the same period in 2006, a difference of $261,333.  This was attributed to purchases of more equipment in the period ended June 30, 2007 compared to the same period in 2006.

Cash flows provided by (used by) operating activities for the six month period ended June 30, 2007 was $167,425 compared to ($1,394,320) for the same period in 2006, a difference of $1,561,745.  In the six month period in 2007, we had net income after income taxes, as compared to a net loss after income taxes for the same period ended in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)           Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

On April 25, 2006, the Company issued 50,000 shares of common stock to an accredited investor for $25,000 for the exercise of an outstanding warrant.

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

On June 30, 2007, the Company issued 60,000 shares of common stock to an accredited investor for $30,000 for the exercise of an outstanding warrant.

Unless otherwise noted, the sales set forth above involved no underwriter’s discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of its securities to financially sophisticated individuals who are fully aware of the Company’s activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)	Exhibits.

The following exhibits are included in this report:

Exhibit Number	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

31.3	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chairman of the Board

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chairman of the Board

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS MINING COMPANY

Dated: August 14, 2007	/s/ Robert L. Dumont
By: Robert L. Dumont
Chief Executive Officer and President

Dated: August 14, 2007	/s/ Barbara S. Suveg
Barbara S. Suveg
Chief Financial Officer

Dated: August 14, 2007	/s/ William T. Jacobson
By: William T. Jacobson
Chairman of the Board