Form 10-Q/A
period 2007-03-31
ATLAS MINING CO
filed 2009-07-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB /A

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ______________ to ______________

Commission file number 000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene St – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(208) 556-1181
Issuer's telephone number, including area code

Former name former address and formal fiscal year, if changed since last report:                                                                                                                                N/A

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

The number of shares outstanding of each of the issuer's classes of common equity as of May 14, 2007 was as follows: 53,086,043 shares of Common Stock.

Transitional Small Business Disclosure Format:
YES	NO	X

ATLAS MINING COMPANY AND SUBSIDIARIES
FIRST QUARTER 2007 REPORT ON FORM 10-QSB /A

PREFATORY NOTE

This Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 was originally filed on May 15, 2007.  On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements, and to file amended Quarterly Reports of Form 10-QSB for the fiscal quarters ended March 31 and June 30, 2007.

This report includes financial information for the quarters ended March 31, 2007 and 2006.  That financial information has been restated.

This report includes financial information as of December 31, 2006.  That financial information has been restated.  The restatements at December 31, 2006, March 31, 2007 and June 30, 2007 relate to the matters set forth in Note 3 to the financial statements.

Generally speaking the narrative portions of this 10-QSB speak as of March 31, 2007, unless otherwise noted.  It ought be noted that:

•
The only revenues from operations during 2006 and 2007 were generated by the Company’s Contract Mining operations.  Those operations were discontinued and shut down permanently on December 31, 2008 and will not be restarted;

•	Operations at the Dragon Mine were suspended in October 2007 and remained suspended throughout 2008; and

•	The following persons are no longer with the Company:

i.	all of the persons who were directors as of March 31, 2007;

ii.	all of the other persons who were directors at times prior thereto who are referred to in the narrative portions of this report,

iii.	the persons (there were two) who served as president and CEO of the Company at any time during 2007; and

iv.	the person who was president and CEO of Nano Clay & Technologies, Inc., our subsidiary, during 2007.

Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors’ conditions, beliefs, and information as of March 31, 2007 and prior thereto.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006

	Restated	Restated

Current Assets
Cash and cash equivalents	$1,818,272	$217,102
Accounts receivable	1,223,565	876,355
Accounts receivable – related party	- 0 -	11,139
Investments – available for sale	5,520	3,794
Advances	- 0 -	618
Mining supplies	- 0 -	2,000
Deposits and prepaids	174,464	169,623

Total Current Assets	3, 221,821	1, 280,631

Property and Equipment
Land and tunnels	1, 076,299	1, 076,299
Land improvements	85,472	83,987
Buildings	367,879	291,214
Mining equipment	1,160,805	972,060
Milling equipment	785,284	586,979
Laboratory equipment	74,174	74,174
Office furniture and equipment	12,506	1,300
Vehicles	192,065	150,952
Less: Accumulated depreciation	(483,196)	(408,145)

Total Property and Equipment	3, 271,288	2, 828,820
TOTAL ASSETS	$6, 493,109	$4, 109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006

	Restated	Restated

Current Liabilities
Accounts payable and accrued liabilities	$589,379	$486,973
Current portion of notes payable	85,199	123,588
Current portion of leases payable	123,386	141,816

Total Current Liabilities	797,964	752,377

Long-Term Liabilities
Long-term portion of notes payable	23,230	39,035
Long-term portion of leases payable	212,690	90,446

Total Long-Term Liabilities	235,920	129,481

TOTAL LIABILITIES	1,033,884	881,858

Commitments and Contingencies	- 0 -	- 0 -

Minority Interest	52,396	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 53, 083,246 and
51, 278,334 shares issued and outstanding,
at March 31, 2007 and
December 31, 2006, respectively	18,613,922	16,087,361
Accumulated deficit	(13,203,687)	(12,907,385)
Accumulated other comprehensive loss	(3,406)	(4,798)

Total Stockholders’ Equity	5, 406,829	3, 175,178

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$6, 493,109	$4, 109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
	Restated	Restated

REVENUES:
Contract mining	$2,002,270	$334,710

Total Revenues	2,002,270	334,710

COST OF SALES:
Contract mining	1, 070,714	211,218
Total Cost of Sales	1,070,714	211,218

Gross Profit	931,556	123,492

OPERATING EXPENSES:
Exploration & development costs	481,868	610,767
Mining production costs	259 ,249	106,229
General & administrative	490,953	407,800

Total Operating Expenses	1,232,070	1, 124,796

Net Operating Loss	(300,514)	(1,001,304)

OTHER INCOME (EXPENSE):
Interest income	29,424	11,501
Interest expense	(6,851)	(558)
Realized gain on securities available for sale	1,620	- 0 -
Bad debt	(20,000)	- 0 -

Total Other Income	4,193	10,943

Loss Before Income Taxes	(296,321)	(990,361)

Provision (Benefit) for Income Taxes	- 0 -	- 0 -

Minority Interest	19	- 0 -

Net Loss	$ (296,302)	$ (990,361)

Net Loss Per Share , Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	52, 747,230	48,907,448

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Other Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
	Restated	Restated

Net Loss	$ (296,302)	$ (990,361)

Comprehensive Gain:
Change in Market Value of Investments	1,392	- 0 -

Net Comprehensive Loss	$ (294,910)	$ (990,361)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
	Restated	Restated

Cash Flows from Operating Activities:
Net Loss	$ (296,302)	$ (990,361)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operations:
Depreciation	75,051	35,632
Non-cash exercise of warrants for bonus	35,000	- 0 -
Stock issued for services	- 0 -	45,000
Stock issued in payment of note	- 0 -	10,000
Non-cash compensation expense	377,076	88,151
Minority interest	(19)	- 0 -
Realized gain on securities available for sale	(1,620)	- 0 -
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(347,210)	(171,078)
Accounts receivable – related party	11,139	- 0 -
Mining supplies	2,000	9,000
Deposits and prepaids	(4,841)	57,766
Advances	618	- 0 -
Increase (Decrease) in:
Accounts payable and accrued expenses	102,368	9,226

Net Cash Used by Operating Activities	(46,740)	(906,664)

Cash Flows from Investing Activities:
Purchases of equipment	(288,372)	(87,725)

Net Cash Used by Investing Activities	(288,372)	(87,725)

Cash Flows from Financing Activities:
Payments on notes payable	(54,194)	(10,556)
Payments on leases payable	(125,382)	(15,031)
Proceeds from issuance of common stock	2, 115,858	- 0 -

Net Cash Provided (Used) by Financing Activities	1,936,282	(25,587)

Increase (Decrease) in Cash	1,601,170	(1,019,976)

Cash and Cash Equivalents , Beginning of Period	217,102	2,215,929

Cash and Cash Equivalents , End of Period	$1,818,272	$1,195,953

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(continued)

	For the three months ended
	March 31,
	2007	2006
	Restated	Restated

Cash Paid For:
Interest	$6,851	$558
Income Taxes	$ - 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Equipment financed through leasing	$229,196	$100,363
The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlas Mining Company, (“the Company”) was incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine , a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.   In September 1997, the Company became active again.  During the years ended December 31, 2007 and 2006, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. Historically, the Company’s contract mining operation has been its sole source of revenue and income.
In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (“Park Copper”), an Idaho corporation Park Copper holds mining claims in northern Idaho .

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington. The Company issued 100,000 shares of stock for each year of the lease for the years 2002 – 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 in cash. The property consists of 38 patented mining claims on approximately 230 acres.

NanoClay and Technologies, Inc. is a wholly owned subsidiary dedicated to the marketing of the Dragon Mine’s clay resource for use in, but not limited to, specialty ceramic, controlled release and polymer applications.

The Company operated a contract mining business under the trade name Atlas Fausett Contracting (“AFC”).  AFC was engaged in exploration and mine development as well as preparatory work such as site evaluation, feasibility studies, trouble-shooting and consultation.  AFC's projects include all types of underground mine development, rehabilitation and diamond drilling.  At December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate efforts on commercializing the halloysite clay deposit at the Dragon Mine.  There are no plans to resume the contract mining business.

In October 2007, management announced its intention to cease development activities at the mine until both a resource survey and an appropriate system to processing system could be obtained.  During 2008, the Company hired a geological consulting firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements .  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of March 31, 2007 and December 31, 2006, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Available for Sale Investments
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ,” the shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Compensated Absences
Certain employees of the Company at the management level are paid vacation pay.  At the periods ended March 31, 2007 and 2006 , the Company accrued compensated absences of $0.

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At March 31, 2007 and December 31, 2006, total cash balances were $1,818,272 and $217,102, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the periods ended March 31, 2007 and 2006, the Company received 100% and 86%, respectively, of contract service revenue from two major customers noted as follows:

	% of	% of
March 31, 2007 Customers	Revenues	Receivables
Customer A	77%	88%
Customer B	23%	12%

	% of	% of
March 31, 2006 Customers	Revenues	Receivables
Customer A	16%	3%
Customer B	70%	48%

Earnings (Loss) Per Share

The Company has adopted SFAS No. 128, “ Earnings Per Share, ” which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at March 31, 2007 consisted of 3,773,333 in options.  Common stock equivalents at March 31, 2006 consisted of 3,500,000 in options and 1,164,000 in warrants.  Common stock equivalents at March 31, 2007 and 2006 were considered but were not included in the computation of loss per share at March 31, 2007 and 2006 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the period ended March 31, 2007:
Basic EPS
Net loss to common shareholders (restated)	$ (296,302)	52, 747,230	$(0.01)

For the period ended March 31, 2006:
Basic EPS
Net loss to common shareholders (restated)	$ (990,361)	48,907,448	$(0.02)

Fair Value of Financial Instruments
The Company’s financial instruments, as defined by SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments ,” include cash equivalents, available for sale securities, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of March 31, 2007 and December 31, 2006.  The Company has no investments in derivative financial instruments.

Impairment of Assets
In August 2001, SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ” established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.   At March 31, 2007 and 2006, no impairments were recognized.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At March 31, 2007 and 2006, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amounts held in mining supplies at March 31, 2007 and December 31, 2006 were $0 and $2,000, respectively.

Minority Interest
Minority interest represents the 47% minority share interest in Park Copper, held by several shareholders.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, one wholly owned subsidiary, and a majority owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Useful Life
Building	30 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	5 – 7 years
Vehicles	5 years

Depreciation expense for the periods ended March 31, 2007 and 2006 totaled $75,051 and $ 35,632 , respectively.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatement and Correction of Error
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “ Accounting Changes and Error Corrections, ” that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.  The Company has restated its March 31, 2007 and December 31, 2006 financial statements for corrections of errors. See Note 3.

                    Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the periods ended March 31, 2007 and 2006, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 157-4, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly .” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “ Fair Value Measurements ,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on the financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (continued)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “ Interim Disclosures about Fair Value of Financial Instruments ”. This FSP amends SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments ” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “ Recognition and Presentation of Other-Than-Temporary Impairments ”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on the financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on the consolidated financial statements, and the Company will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “ Accounting Standards Codification ” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2008, the FASB issued FSP No. FAS 142-3, “ Determination of the Useful Life of Intangible Assets .” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (continued)
In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities .” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The Company does not currently anticipate that this FSP will have a material impact upon adoption.

On March 19, 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. ” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated financial statements

February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “ Effective Date of FASB Statement No. 157 ,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

During the year ended December 31, 2008, the Company adopted SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company has elected to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, the Company has not applied the provisions of SFAS No. 157 in the fair value measurement of the nonfinancial assets and nonfinancial liabilities that we recorded in connection with the Company’s business acquisitions during the year. The provisions of SFAS No. 157 are applied prospectively. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements and no adjustment to retained earnings was required.

During the year ended December 31, 2008, the Company adopted FSP No. FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ,” which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have a material impact on the condensed consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (continued)
During the year ended December 31, 2008, the Company adopted SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 .” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize subsequent changes in fair value in the Company’s earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. While SFAS No. 159 became effective for the Company in 2009, the Company did not elect the fair value measurement option for any of its existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on the Company’s consolidated financial statements. The Company could elect this option for new or substantially modified assets and liabilities in the future.

The Company adopted SFAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles .” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. SFAS No. 162 did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “ Business Combinations .” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no the impact of this standard on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 .” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options and Warrants
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 7. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “ Accounting for Stock Issued to Employees ”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123(R), “ Share-Based Payment ,” using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R).  Accordingly, compensation expense of $377,076 and $88,151 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended March 31, 2007 and 2006, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Tax Collected from Customers
Emerging Issues Task Force Issue No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ” allows the Company’s management to determine whether sales tax or other excise taxes applied to specific types of transactions or items will be presented on a gross basis (included in revenue) or net basis (excluded from revenues).  During the periods ended March 31, 2007 and 2006, the Company’s revenues were from contract mining through labor only contracts.  Taxing authorities in the jurisdictions where these services were performed either did not require collection of sales tax or equivalent excise taxes, or provided the Company’s customers sales tax exemptions status as the primary business conducted was mining.  Therefore, at the periods ended March 31, 2007 and 2006, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period .  In these financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Background
On October 9, 2007, the Company filed a report on Form 8-K with the Securities and Exchange Commission which indicated that the Company had determined that it would be necessary to restate the its audited consolidated financial statements and other financial information.

The Special Committee
On January 11, 2008, the Board of Directors formed a Special Committee (the committee initially consisted of Mr. Levy and, later, included Mr. Weiss) and directed it to (i) review and investigate the conduct of the Company’s prior management and any issues arising therefrom and (ii) review and evaluate the Company’s business, financial condition, assets, strategy, prospects and management, and recommend to the Board various alternatives to improve the Company’s performance and prospects.

On August 20, 2008, the Special Committee presented its findings and recommendations to the Board of Directors concerning the investigation of the conduct of the prior management of the Company and related issues.  After consideration, the Board has accepted such findings and recommendations of the Special Committee

The Investigative Team
The Special Committee was assisted in the investigation by outside legal counsel, Blank Rome LLP (“Blank Rome”), and accountants, Heiskell, MacGillivray & Associates retained by Blank Rome (the Special Committee and its advisors are referred to collectively as the “Investigative Team”).

Scope of the Investigation
The Investigative Team reviewed and investigated, among other things, (i) certain of the Company’s prior issuances of equity securities and issues related thereto, (ii) the treatment for financial reporting purposes of $250,000 received by the Company in connection with a 2004 transaction involving NaturalNano, Inc., (iii) the Company’s accounting for fixed assets and long-term liabilities, and (iv) certain public statements made by the Company regarding the Dragon Mine.

The Investigative Team’s review included a broad and extensive document review, including the Company’s stock compensation plans, stock transfer records, minutes of the board meetings, press releases and public filings, accounting and banking books and records, and e-mails and related attachments of certain or the Company’s current and former employees, officers and directors.  The Investigative Team also conducted interviews of the Company’s current and certain former officers, directors, employees and advisors who appeared to have knowledge of the issues being investigated.  The Company fully cooperated with the investigation, providing requested documents and data and, where possible, making management and the Company’s employees available for interviews.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Findings of the Special Committee
The findings of the Special Committee include the following:
•
During the period beginning in 2002 and ending in early 2006, approximately 30 million shares of common stock were issued in violation of the federal securities laws, including the registration provisions of Section 5 of the Securities Act of 1933.  The violations involved (a) misuse of SEC Registration Form S-8, a short form registration form for compensatory issuances to certain officers, directors, employees and consultants (approximately 16 million shares were issued under Form S-8), (b) transfer of 9.9 million shares to related parties and affiliates that were purportedly sold under the Company’s Registration Statement on SEC Registration Form SB-2 and subsequent resales without compliance with the plan of distribution contained in the Company’s SB-2, and (c) grants of at least 2.8 million shares purportedly made pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.  These issuances are discussed in more detail in the following three paragraphs.

•
Between 2002 and 2006, the Company issued approximately 16 million shares of the Company’s common stock that were purportedly issued under the Company’s registration statements on Form S-8.  A review of these issuances revealed that approximately 14.6 million of these shares, with an aggregate market value of approximately $3.6 million (based upon the closing sale price per share on the apparent dates of issuance) were issued to individuals and entities that were ineligible to receive shares registered on Form S-8 because, among other reasons, these individuals or entities provided the Company with capital raising or stock promotion services and/or did not provide any bona fide consulting services to the Company.  In addition, some such issuances and other issuances also may have been in excess of the number of shares the Company had registered on Form S-8 at the time of issuance.  Many of the shares were issued in violation of the Atlas’ 2002 Consultant Stock Plan.  Certain shares were issued to family members of the Company’s then CEO, Mr. Jacobson, and such transactions appear to have been, among other things, director conflict of interest transactions which did not receive proper approval from the Board of Directors.  Moreover, the values given to the S-8 stock for financial reporting purposes in many cases appear to have been less than market value of the stock on the apparent dates of issuance.

•
In 2003, the Company registered for sale on SEC Registration Form SB-2 ten million shares of common stock at a fixed price of $0.10 per share on a self-underwritten basis.  Purportedly to avoid filing a post-effective amendment to update the disclosure in the registration statement, the Company issued 9.9 million shares to related parties and affiliates.  In 2003 and 2004, these shares were provided to third parties for resale and resales were apparently made at times when the market price was greater than $0.10.  Only after such resales did the Company ultimately receive cash payments in the aggregate of approximately $805,000 for these shares, which is less than the $990,000 that would be expected.

•
In 2003, the Company issued 2.8 million restricted shares for supposed services purportedly in reliance on the private placement exemption from registration set forth in Section 4(2) of the Securities Act.  However, the Company did not determine whether the recipients satisfied a condition of the exemption (that is, that the recipients took with the intent to resell only pursuant to an effective registration statement or an exemption from registration).  In some cases, the Company instructed the Company’s transfer agent to transfer these shares prior to the applicable holding period under Rule 144, which is an exemption from registration.  1.4 million of these shares were issued to a family member of Mr. Jacobson and this transaction appears to have been, among other things, a director conflict of interest transaction which did not receive proper authorization from the Board of Directors

•	The Special Committee also determined that the Company did not properly record compensation expenses associated with the vesting of certain stock options granted to the Company’s former officers.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

•	The Special Committee has determined that Mr. Jacobson was primarily responsible for the securities law violations set forth above.
•
The Special Committee also discovered transactions between the Company and the Company’s wholly- or partly-owned subsidiaries or related entities, including stock issuances to those entities that violated Section 5 of the Securities Act and intercompany loans with those entities that appear to have been conflict-of-interest transactions entered into without proper corporate authorization or business purpose.

•
The Special Committee has determined that the accounting treatment of the $250,000 received from NaturalNano as revenue in 2004 was incorrect.  However, the Special Committee has also determined that the treatment of such funds as proposed in the October 9, 2007 Press Release was also incorrect.  The Special Committee believes that during the two year term of the contract, the $250,000 should have been treated as a deposit, but after the expiration of the contract in 2006, the entire $250,000 should have been recognized as other income.

•
The Special Committee determined that in 2004 Mr. Jacobson received options to purchase 3.5 million shares of Atlas common stock in violation of the Company’s existing stock option plans.  The options had an exercise price below the market price of the common stock on the date of the grant, which violated the terms of the plan under which they were granted. The Company did not properly account for the compensation expenses related to the grant.

•	The Special Committee found no evidence of accounting irregularities with respect to fixed asset ownership and long-term liabilities.
•	The Company’s internal control over financial reporting and disclosure controls contained material weaknesses, which led to inadequate and inaccurate disclosures.
•
There were inaccurate statements in press releases released by the Company including a press release dated November 28, 2006 that contained inaccurate statements regarding the production capabilities and activities at the Dragon Mine.

Restatements
In the Company’s report on Form 8-K filed on October 9, 2007, the Company stated that it concluded that its audited consolidated financial statements and other financial information at and for the fiscal years ended December 31, 2004, 2005, and 2006 could no longer be relied upon based on the accounting for the 2004 sale of halloysite clay to NaturalNano. The Special Committee determined on August 20, 2008, that the financial statements for all periods beginning in 2002 through the second quarter of 2007 could not be relied upon.

In addition to the NaturalNano matter, the Board determined that expenses recorded in 2002 through 2006 relating to the value of certain issuances of equity stock and the compensation expenses associated with the vesting of certain stock options granted to officers of the Company were not properly recorded on the financial statements.  The Special Committee determined that during the two year term of the NaturalNano contract, the $250,000 should have been treated as a deposit, but after the expiration of the contract in 2006, the entire $250,000 should have been recognized as other income. The financial statements for the year ended December 31, 2006 and the quarters ended March 31 and June 30, 2006 and 2007, and September 30, 2006 will be restated.

Report to the SEC
The Special Committee has reported its findings to the staff of the SEC and has advised the staff that the Company intends to cooperate with any investigation that the SEC may commence.  In February 2009, the Company’s counsel received a formal order of investigation from the SEC.  Management and counsel are working with the SEC in this regard.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

In reporting to the Board and the SEC, the Special Committee noted that the following changes have taken place during 2008:
•	In June 2008, Mr. Jacobson resigned as an officer and director.
•	As a result of Mr. Jacobson’s resignation, the Company’s Board now consists of a majority of independent directors.
•
In July 2008, the Company hired Michael Lyon as interim Chief Executive Officer through the period ended December 31, 2008, who brought more than 35 years of experience in finance, operations, law and strategic planning in a variety of businesses.

•	The Company hired experienced securities and disclosure counsel.

The Company has continued to make additional changes it believes will improve management, internal controls and corporate governance including the following:
•
Named Morris D. Weiss as Chief Restructuring Officer.  His duties included oversight and management of litigation and property dispositions, other than Dragon Mine, which the Company intends to operate; advising the Board as to other restructuring matters and such other matters as may be assigned to him by the Board.

•
The Company appointed PMB Helin Donovan LLP (“PMB”) as independent auditors for the purposes of auditing the financial statements for the years ended December 31, 2006 and December 31, 2007, and conducting other audit procedures on the financial statements for the year ended December 31, 2005 and 2004, and reviewing financial statements for the first Quarter 2006 through 2009, the second Quarter 2006 through 2009, and third Quarter 2006 through 2008.

•	The Company appointed David A. Taft as director.

•
The Company entered into a Management Agreement with Material Advisors, LLC, a management services company (“Manager”) to perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.

•	The Company appointed Andre Zeitoun as President and Chief Executive Officer and as a director of Company effective January 1, 2009. Mr. Zeitoun is compensated by Material Advisors LLC.

•	The Company appointed Christopher Carney as interim Chief Financial Officer effective February 17, 2009. Mr. Carney is compensated by Material Advisors LLC.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Effects on previously issued 2006 financial statements as follows:

The Company has restated its previously issued 2006 consolidated financial statements for amounts related to the following items: land and tunnels, long-term notes, equity, settlement on mining contract, realized and unrealized gains and losses on available for sale securities, and the related income tax effects. The accompanying financial statements for 2006 have been restated to reflect the corrections. Also, accumulated deficit at January 1, 2006, was increased by $1,146,697 for adjustments affecting the financial statements prior to that date.

The following is a summary of the restatements for 2006:

Decrease in cost of sales for contract mining	$77,711
Increase in unrecorded liabilities	7,750
Increase in contract mining production costs	161,236
Increase in general administrative costs, compensation	233,881
Decrease in interest income	112
Increase in realized loss on available for sale securities	39,219
Increase in a settlement of contract	250,000
Decrease in miscellaneous income	3,774
Subtotal	118,261
Income tax effect of restatement	63,269
Increase in 2006 net loss	$181,530

The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

Balance Sheet as of December 31, 2006

	Previously Reported	Increase (Decrease)	Restated

Current Assets (a)(c)	$1,281,739	$(1,108)	$1,280,631
Property and Equipments (b)	2,977,933	(149,113)	2,828,820
Total Assets	4,309,881	(200,430)	4,109,451
Current Liabilities (d)	638,368	114,009	752,377
Long-term Liabilities (e)	216,721	(87,240)	129,481
Total Liabilities	855,089	26,769	881,858
Stockholders’ Deficit:
Accumulated Deficit—December 31, 2005 (f)	(9,649,505)	(1,146,697)	(10,796,202)
Net Income (Loss) for 2006	(1,992,922)	(118,261)	(2,111,183)
Accumulated Deficit—December 31, 2006	(12,789,124)	(118,261)	(12,907,385)
Total Liabilities and Stockholders’ Equity	4,309,881	(1,134,703)	3,175,178

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2006

	Previously Reported	Increase (Decrease)	Restated

Revenue – Contract Mining	$3,799,204	$-0-	$3,799,204
Cost of Sales (g)	2,689,530	(77,711)	2,611,819
Gross Profit	1,109,674	77,711	1,187,385
Exploration and Mining Production Costs (h)	2,143,161	168,986	2,312,147
General & Administrative Expenses (i)	991,266	233,881	1,225,147
Loss from Operations	(2,024,753)	(325,156)	(2,349,909)
Interest Expense	(20,074)	-0-	(20,074)
Interest Income	30,188	(112)	30,076
Realized Loss on Securities (j)	-0-	(39,219)	(39,219)
Settlement on contract (k)	-0-	250,000	250,000
Other Income	21,327	(3,774)	17,553
Minority Interest	(510)	-0-	(510)
Income (Loss) before Taxes	(1,992,922)	(118,261)	(2,111,183)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	(1,992,922)	(118,261)	(2,111,183)

The financial results presented in this report reflect the restatement of the Company’s financial results as follows:
(a, b, e, f) - Correction of an error involving exploration expenses originally classified as the acquisition of land via long-term debt for the year ended December 31, 2006.  Correction of the error included a reduction in land and tunnels in the amount of $169,613, a reduction in long-term debt in the amount of $100,677 and $68,936 expensed as exploration costs.  Correction of the error included an increase in land and tunnels for 100,000 shares of stock issued below fair market value for an additional $20,500 for the year ended December 31, 2005 for a total of $120,500.
(c, f) - Correction of an error of long-term notes receivable – related party in the amount of $50,000 was written off as bad debt for the year ended December 31, 2005.  The additional interest income of $209 was written off at December 31, 2006.
(d, h) – Correction of an error to record an accrual of previously unrecorded liability (exploration and development services) in the amount of    $97,650 for the year ended December 31, 2005.  Accrual of previously unrecorded liability (exploration and development services) in the amount of $7,750 for the year ended December 31, 2006.  Accrual of previously unrecorded liability for wages and associated payroll tax liabilities (mining production costs) in the amount of $22,046 for the year ended December 31, 2006.
(f) – Correction of an error to write-off deposits previously recorded in the amount of $10,138.
(f) – Correction of an error to record deferred revenue in the amount of $250,000 that was previously recorded as earned revenue in 2004, subsequently recorded as settlement on a contract at December 31, 2006.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

(f) – Correction of an error to record $117,308 of realized losses for impairment of available for sale securities that were previously recorded in accumulated other comprehensive income as unrealized losses
(f) – Correction of an error to record $119,000 and $51,000 for fees paid to a related party at December 31, 2004 and 2003, respectively.
(f) – Correction of an errors in the valuation of stock issued under an S-8 plan issued below fair market value in the amounts of $488,500 for services, 6,523,857 shares for services at $64,358, 1,400,000 shares for $42,000 to related parties for the years ended December 31, 2005, 2004 and 2003, respectively.
(f) – Correction of an error in valuation of vested stock options issued under FAS 123(R) and APB Opinion No. 25 to former officers and directors.   The compensation expense related to vesting of 1,500,000 of vested stock options was under-valued by $200,200, and 650,000 of vested stock options were under-valued by $16,560 for the years ended December 31, 2001 through 2005.
(f) – Correction of an error related to the valuation of 1,224,000 warrants issued to former officers, directors, and others at December 31, 2004 were valued at $160,971.  These warrants were previously recorded in error for the amount of $519,542at December 31, 2005.
(f) – Correction of an error for unrecorded liabilities in the amount of $97,650 during 2005.
(g) - Reclassification of cost of sales to exploration and mining production costs in the amount of $77,711 for the year ended December 31, 2006.
(h) – Reclassification of $161,236 in mining production costs that were originally classified as land acquisition costs at December 31, 2006.
(i) Correction of error in valuation of stock options granted under FAS 123(R) to former officers and directors.  The compensation expenses related to 750,000 stock options were under-valued by $233,881 at December 31, 2006.
(j) – Correction of an error in the recognition of realized losses on the permanent impairment of available for sale securities in amount of $39,219 for the periods ended December 31, 2004, 2005 and 2006.
(k) – Correction of error in recognition of cash received from a customer originally recorded as revenue, but reclassified as a long-term liability (deferred revenue) in the amount of $250,000 for the year ended December 31, 2004.

Adjustments to the quarters ended March 31, 2007 and March 31, 2006
The financial statement information for the quarters ended March 31, 2007 and 2006 has been restated to correct for previous accounting errors, including unrecorded liabilities, the misapplication of SFAS No.  123(R), incorrect recording of assets, and reclassification of long-term liabilities.  A summary of the changes to the previously issued balance sheet and income statement are as follows:

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Balance Sheet as of March 31, 2007

	Previously Reported	Increase (Decrease)	Restated

Current Assets (a)(b)	$3,233,135	$(11,314)	$3,221,821
Property and Equipment (c)	3,420,401	(149,113)	3,271,288
Long-term Note Receivable (d)	20,000	(20,000)	- 0 -
Total Assets	6,673,536	(180,427)	6,493,109
Current Liabilities(e)(f)	672,348	125,616	797,964
Long-term Liabilities (f)	321,237	(85,317)	235,920
Total Liabilities	993,585	40,990	1,033,884
Minority interest (g)	52,289	107	52,936
Common stock (h)	17,549,186	1,064,736	18,613,922
Accumulated Deficit	(11,708,039)	(1,495,648)	(13,203,687)
Total Liabilities and Stockholders’ Equity	6,673,536	(180,427)	6,493,109

Statement of Operations and Comprehensive Loss for the Periods Ended March 31, 2007 and 2006

	Previously Reported	Increase (Decrease)	Restated
2007
Cost of Sales – Contract Mining (j)	$1,092,003	$(21,289)	$1,070,714
Mining Production Costs (k)	250,259	8,990	259,249
General and Administrative Expenses (l)	267,760	223,193	490,953
Net Loss	$(65,612)	$(230,690)	$(296,302)

2006
Cost of Goods Sold – Contract Mining (n)	$174,281	$36,937	$211,218
General & Administrative Expenses (o)	379,408	28,392	407,800
Net Loss	$(928,633)	$(61,728)	$(990,361)

The financial results presented in this report reflect the restatement of the Company’s financial results as follows:

(a) – Correction of an error in previously reported amount classified as advances in the amount of $193.
(b) – Expiration of prepaids in the net amount of $11,121 for the three months ended March 31, 2007
(c, f) – Correction of an error involving exploration expenses originally classified as the acquisition of land via long-term debt for the year ended December 31, 2006.  Correction of the error included a reduction in land and tunnels in the amount of $169,613, and a reduction in long-term debt in the amount of $100,677. Correction of the error included an increase in land and tunnels for stock issued below fair market value of $20,500 for the year ended December 31, 2005.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

(d) – Correction of an error of long-term notes receivable in the amount of $20,000 for the period ended March 31, 2007 as such debt was deemed uncollectible and recognized as bad debt.
(e) – Correction of an error in accounts payable and accrued liabilities. It has been determined that liabilities for services received totaling $97,650 was not properly recorded.
(f) – The Company restated the previously issued quarterly unaudited financial statements for the period ended March 31, 2007 to account for certain items of long-term debt as leases instead of notes payable.
(g) – Correction of an error of minority interest in the amount of $107 for the period ended March 31, 2007 as such amount was not properly allocated to minority interest.
(h, l) – The Company restated the previously issued quarterly unaudited financial statements for the period ended March 31, 2007 to properly reflect accounting for valuation of vested stock options, pursuant to SFAS No. 123R.  It has been determined that the expense connected with the vesting of stock options was understated by $189,258.
(j) – Reclassification of amounts in cost of sales – contract mining in the amount of $21,289.
(k) – Correction of an error of mining production costs in the amount of $8,990 for the period ended March 31, 2007.
(n) – The Company restated the previously issued quarterly unaudited financial statements for the period ended March 31, 2006 to write down mining inventory on hand to $0.
(o) – Correction of an error of general and administrative expenses in the amount of $28,392 for the period ended March 31, 2006.

NOTE 4 - NOTES AND LEASES PAYABLE

NOTES
Notes payable are detailed in the following schedules as of March 31, 2007:

March 31,
2007
Restated
Note payable to an insurance company due in monthly installments of $ 2,875, including interest at 5.75%. The note matures in April 2008	$32,597

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.	40,718

Note payable to an insurance company due in monthly installments, including interest at 8.60%. The note matures in July 2007.	35,114

Total Notes Payable	108,429
Less: Current Portion	(85,199)

Total Long-Term Liabilities	$23,230

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 4 - NOTES AND LEASES PAYABLE (CONTINUED)

NOTES (CONTINUED)
Future minimum principal payments on notes payable are as follows:

2007	$ 72,264
2008	26,684
2009	9,481
$ 108,429

CAPITIAL LEASES
The Company is a lessee of certain equipment under capital leases that expire on various dates through March 2012. Terms of the leases call for monthly payments ranging from $688 to $15,573 at implicit interest rate of 9.34% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2007 and December 31, 2006:

March 31,
2007

2007	$147,430
2008	122,054
2009	102,840
2010	80,795
2011	77,373
2012	11,932
Total Minimum Lease Payments	542,424
Less: Amount Representing Interest	(206,348)
Present Value of Net Minimum Lease Payments	336,076
Current Net Minimum Lease Payments	(123,386)
Long-Term Net Minimum Lease Payments	$212,690

The following is an analysis of the leased property under capital leases by major classes:

Classes of Property	March 31, 2007

Mining Equipment	$369,804
Vehicles	78,373
Other	90,832
Less: Accumulated Depreciation	(66,081)
TOTAL	$472,932

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 4 - NOTES AND LEASES PAYABLE (CONTINUED)

OPERATING LEASES

The Company had rental expense under operating leases of $0 at both March 31, 2007 and 2006.  The Company’s office space is expensed at a rate of $300 per month, but no lease exists with the landlord.

During September 2007, the Company entered into a rental lease agreement for its office space with its then CEO, Robert Dumont.  The lease was month to month at a rate of $ 3 ,300 per month, and was terminable by either party with thirty days written notice.  The Company terminated the lease the beginning of December 2007.

At the end of December 2007, the Company entered into a rental lease agreement for its office space with an unrelated third party.  The lease was a one-year, non-terminable lease through the end of 2008 with an option to purchase the property.  The monthly rent during the first year was $2,250 per month.  In December 2008, the lease was not renewed nor was the property purchased.  The Company relocated its offices under a month-to-month rental agreement at $550 per month.

NOTE 5 – RELATED PARTIES

The Company is a related party to Clearwater Mines, Inc. (“Clearwater”), an entity with common officers (William Jacobson) and directors (William Jacobson).  During the year ended December 31, 2006, the Company paid $3,188 to Clearwater as a stock assessment to retain ownership in Clearwater common stock.  At March 31, 2007 and December 31, 2006, Clearwater owed the Company $0 and $11,139, respectively, for services provided to Clearwater by the Company’s administrative staff.

In January 2007, the Company received 502,090 shares of common stock in Clearwater for payment of a loan.  The original loan amount of $50,000 was fully reserved as bad debt at the year ended December 31, 2005 as management deemed the debt to be permanently uncollectible.  The shares received as payment had no identifiable market value and are held by the Company at a zero basis.

On March 19, 2007, the Company extended a short-term loan for $20,000 to KAT Exploration, a related party with common ownership interest through its former CEO, William Jacobson.  The loan does not have a defined payment schedule, interest rate, termination date and is uncollateralized.  The Company believes that the probability of collecting the principal value of the note is remote and has written off the amount as bad debt expense.

In September 2007, the Company entered into a rental lease for its office space with its then CEO, Robert Dumont. See Note 4.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At the periods ended March 31, 2007 and December 31, 2006, no shares of preferred stock were outstanding.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended March 31, 2007 and December 31, 2006, 53,083,246 and 51,278,334 shares were issued and outstanding, respectively. At December 31, 2008, the company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

2006
During the year ended December 31, 2006, 1,256,980 warrants were exercised for shares of restricted common stock at a price ranging between $0.25 and $0.50 per share for a total of $546,745 in cash.

In addition, 340,500 stock subscriptions were exercised for shares of restricted common stock at a price of $2.00 per share for a total of $681,000 in cash.

During the year ended December 31, 2006, the Company issued a total of 90,500 shares of stock in exchange for services of $101,700 at a price between $0.90 and $1.40 per share.  In addition, the Company issued 8,000 shares of common stock in exchange for exploration costs at a price of $1.25 per share for a total of $10,000.

During the year ended December 31, 2006, the Company’s former CEO, William Jacobson, exercised 726,667 options for $130,800 in cash ($0.18 per share). These options were originally granted October 1, 2004.  See Note 7.

2007
During the three months ended March 31, 2007, 273,430 warrants held by several unaffiliated individuals were exercised for shares of restricted common stock at prices ranging between $0.25 and $0.70 per share for a total of $135,858 in cash.

During the three months ended March 31, 2007, the Company purchased a warrant for 50,000 shares of its common stock from a shareholder for $20,000.  This warrant was subsequently granted to and exercised in a cashless exercise by Mr. Price, a Company employee.  This warrant was granted to Mr. Price to satisfy a bonus of $35,000 due to him by the Company.

IBS Capital exchanged a stock subscription agreement for 1,481,482 shares of restricted stock at a price of $1.35 per share for a total of $2,000,001 in cash.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 7 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

2002 Consultant Plan
On August 27, 2002, the Company adopted a ten-year stock option plan (“2002 Consultant Plan”) authorizing granting non-employee/non-director consultants, who provide bona fide consulting services, options to purchase common stock.

In August 2002, originally under the 2002 Consultant Plan, the Company filed a Form S-8 authorizing 5,000,000 shares.  During 2003 and 2004, the Company amended Form S-8 authorizing an additional 8,000,000 and 5,000,000 shares, respectively.

The term of each option granted is determined by the committee and cannot be for more than five years from the date the option is granted.  The option price per share with each option granted is defined as 85% of market value.  At March 31, 2007 and December 31, 2006, all options were immediately exercised upon grant.

During the years 2002 through 2005, the Company issued S-8 shares to individuals who were not eligible to receive S-8 shares pursuant to the rules of the 2002 Consultant Plan.  The Company issued 14,635,370 S-8 shares for $3,467,226 in violation of the rules of the plan.  During the years ended December 31, 2002 through 2005, 1,941,277 shares were issued from the plan for $481,432 which were not in violation of the plan.  During the year ended December 31, 2006, the Company issued 70,000 shares from the plan for $72,765 that were not in violation of the plan. As of December 31, 2006, the Company had issued a total of 16,646,647 S-8 shares under the 2002 Consultant Plan.  At March 31, 2007, 1,353,353 shares remained under the plan.

Non-qualified Stock Option Plan

In November 1998, the Company adopted a Non -qualified Stock Option Plan authorizing the granting to officers, directors, and employees options to purchase common stock. The plan became effective January 13, 1997 and expired 10 years after such date.  Options were to be granted by the Administrative Committee, which was to be elected by the Board of Directors.   The number of options granted under this plan and any other plans active was not exceed 10% of the currently issued and outstanding shares of the Company’s common stock and no individual may be granted options that exceed 5% of the currently issued and outstanding shares of the Company. The term of each option granted was to be determined by the Committee and could not be for more than five years from the date the option was granted.   The Administrative Committee was to set the exercise price of the option on the date of grant.  At both March 31, 2007 and December 31, 2006, the Company had 3,773,333 options outstanding under the plan .

Incentive Stock Option Plan
In November 1998, the Company adopted an Incentive Stock Option Plan. The plan expired 10 years from the date of adoption. The stock option plan permitted the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The options granted under this plan and any other active plans were not to exceed 10% of the currently issued and outstanding shares of the common stock and no individual was to be granted options that exceeded 5% of the currently issued and outstanding common stock of the Company. The price of shares purchased was to be equal to or greater than the fair market value of the common stock at the date with a term of five years .  At March 31, 2007 and December 31, 2006 , no options were outstanding under this plan.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 7 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

During 2006, the Company’s Board of Directors approved an option to Ronald Price, the then CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to 1,000,000 shares of common stock over a two-year period.  The first 500,000 shares were exercisable within a range of $1.51 to $1.48 per share, and the remaining 500,000 shares were exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the Non-qualified Stock Option Plan.  The options vested 25% on July 14, 2006, January 14, 2007, July 14, 2007, and January 14, 2008.  At March 31, 2007 and 2006, the Company recorded $288,925 and $0 in compensation expense, respectively.

During 2004, the Company’s Board of Directors approved an option to William Jacobson, the then CEO of Atlas Mining Company to acquire up to 3,500,000 shares of common stock over a five-year period at $0.18 per share.  These options were issued under the 1998 Non-qualified Stock Option Plan. 1,500,000 options vested on January 1, 2005 and the Company recorded $200,200 in compensation expense in accordance with APB 25. 500,000 options vest each January 1, 2006 through 2009. At March 31, 2007 and 2006, the Company recorded $88,151 of compensation expense in accordance with SFAS No. 123(R).

As a result of their respective resignations, unexercised options granted to both Price and Jacobson were cancelled.

Violation of Stock Issuances
During 2002 through 2004, the Company granted options in excess of the number allowable under the 1998 Non-qualified Stock Option Plan.  The Company granted options to purchase 9,679,048 shares that were in excess of 10% of the Company’s currently issued and outstanding shares during the period, pursuant to the rules of the 1998 Non-qualified Stock Option Plan.  The Company issued from this plan 3,850,000 options to purchase shares to Jacobson, the former CEO, during 2002 – 2004 of which 350,000 terminated in 2004 under the 1998 Non-qualified Stock Option Plan per employment contract terms.  In addition, 5,829,048 options were granted under the 2002 Consultant Plan to certain individuals to purchase shares of common stock.  These 5,829,048 options are discussed above as part of the 16,646,647 disclosed in the 2002 Consultant Plan.

The Company is authorized to issue stock options under one existing stock option plan approved by stockholders. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.

The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 7 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The significant weighted average assumptions relating to the valuation of the Company’s options for the three months ended March 31, 2007 and the year ended December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Dividend Yield	0%	0%
Expected Life	3 – 5 years	3 – 5 years
Expected Volatility	39.65% - 86.91%	39.65% - 86.91%
Risk-Free Interest Rate	3.44%	3.44%

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the periods ended March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	3,773,333	$0. 52	3, 500,000	$0. 18
Granted	- 0 -	- 0 -	1,000,000	1.51
Exercised	- 0 -	- 0 -	(726,667)	0.18
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	3,773,333	$0. 52	3,773,333	$0. 52
Exercisable at end of period	2,275,833	$0. 47	1,523,333	$0. 40

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 7 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options outstanding at March 31, 2007 is presented below:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.18	2,773,333	2.50 years	$0.18	1, 775,833	$0.18
$1. 51	1,000,000	2.25 years	$1.59	500,000	$1. 51
	3,773,333			2,273 ,333

The Company had 2,250,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0. 61 per share.   At March 31, 2007 , the Company had 1, 500,000 non-vested options with a weighted average grant date fair value of $0. 60 per share.  The unexercised options expire between July 15, 2009 and October 1, 2009 .

At December 31, 2007, the former CEO of Atlas Mining Company had 1,688,577 of unexercised options that expired in July 2008 pursuant to the termination of the employment contract with the Company.  The Company’s CEO of Nano Clay and Technologies, Inc. had 1,000,000 of unexercised options that expired in December 2008 pursuant to the termination of the employment contract with the Company.

At March 31, 2007, the total compensation cost of $854,724 for unvested shares is expected to be recognized over the next 2.5 years on a weighted average basis.

Stock Warrants

The Company issued warrants pursuant to a private placement of stock during 2004 and  2005.   A summary of the status of the warrants available for exercise at March 31, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	327,430	$0.50	1, 604,410	$0.45
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Exercised	(323,430)	$0.50	(1,256,980)	$0.38
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	(4,000)	- 0 -	(20,000)	$0.50
Outstanding at end of period	- 0 -	- 0 -	327,430	$0.50
Exercisable at end of period	- 0 -	- 0 -	327,430	$0.50

At the period ended March 31, 2007, there were no stock warrants outstanding.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.

Based upon management’s current assessment of its environmental responsibilities, the Company cannot reasonably estimate any reclamation or remediation liability that may occur in the future, if any.

AGREEMENTS
The Company had a commitment to Ronald Price under his employment agreement ratified by the Board of Directors March 17, 2005.  Under the agreement Mr. Price was to receive compensation for a period of three years, increased incrementally at the anniversary date of the agreement.  The agreement was to expire March 16, 2009.  Mr. Price tendered his resignation in December 2008.  Under the terms of this agreement, compensation will continue to Mr. Price through contract expiration.  For severance, Mr. Price will receive the aggregate sum of $50,000 over twelve subsequent months, paid in equal monthly installments.  Supplemental details of the separation agreement are included in the Form 8-K filed by the Company January 2009.

The Company has a commitment to Morris D. Weiss under an agreement dated October 31, 2008, ratified by the Board of Directors November 18, 2008.  Under the agreement, Mr. Weiss was appointed the Chief Restructuring Officer for a period of six months and is to receive monthly compensation of $16,667.  Mr. Weiss has been granted the option to purchase 550,000 shares of the Company’s common stock.  The agreement will expire in April 2009.  Supplemental details of the arrangement with Mr. Weiss are included in the Form 8-K filed by the Company November 18, 2008.

On May 1, 2009, Mr. Weiss’ term as Chief Restructuring Officer ended.  At that time, a review of his performance was assessed by the Board and the Board agreed to pay Mr. Weiss a bonus (as per the terms of his original agreement) in the amount of $100,000.  Such bonus would be payable in six monthly installments.  In addition to the compensation specified in the contract, Mr. Weiss agreed to review the documentation to be generated in connection with the negotiation of the final settlement agreements in the Class Action and the insurance coverage litigation involving the Company for additional compensation.  As compensation for such services, the Board granted Mr. Weiss 100,000 options to acquire Company common stock with an exercise price of $0.70 per share, expiring in ten years, and vesting on completion of the final settlement agreements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION
Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section.  In accordance with SFAS No. 5, “ Accounting for Contingencies ,” when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.

NaturalNano
NaturalNano, Inc. (“NaturalNano”) has notified the Company that it believes it is in breach of an agreement entered with NaturalNano in 2004, which included the following:

1.	The Company making available to NaturalNano a portion of its supply of unprocessed clay at the Dragon Mine, and;

2.
A commitment by NaturalNano to process the clay at its expense, including an agreement by NaturalNano to provide, at its expenses, technical, financial and operating support to provide a particle separation and sizing process at the Dragon Mine site.

As consideration for the agreement, NaturalNano paid $250,000 to Atlas and Atlas issued 750,000 warrants to NaturalNano at an exercise price of $0.35 per share.

NaturalNano has made a claim against the Company seeking to recover the $250,000 it believes is due to it as part of the 2004 transaction.  The Company has made a counterclaim for monies received by NaturalNano from the sale of Atlas warrants issued to NaturalNano.  As of the date of the filing of this report, NaturalNano has not filed a lawsuit.  If a lawsuit were to be filed by NaturalNano, the Company would vigorously contest such a lawsuit.

Securities Litigation
The Company, certain of its directors and former officers and employees, its prior auditor, Chisolm, Bierwolf & Nilson, LLC, and Nano Clay and Technologies, Inc. a now defunct, wholly-owned subsidiary, are defendants in a class action, filed on October 11, 2007, on behalf of purchasers of publicly traded common stock of the Company during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that Atlas damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that management improperly manipulated reported earnings with respect to purported halloysite sales.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.  The Company’s former officers and employees have requested, with respect to this action, payment of their attorneys’ fees and indemnification.  Lead counsel in this case has been selected.  The Company has indicated that it intends to vigorously defend this action.

On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL(D. Idaho).

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

Under the terms of the settlement agreement, the Company will pay plaintiffs $1,250,000 (which includes fees to plaintiff’s counsel), to be funded by the proceeds of an insurance policy, in exchange for release of all claims against the Company, NanoClay & Technologies Inc., and the individual defendants William T. Jacobson, Robert Dumont, Ronald Price and Barbara Suveg.  The Company will also fund up to $75,000 to fund expenses in connection with notification to class members.  The settlement agreement is the agreement contemplated by the memorandum of understanding entered into by the Company and the lead plaintiffs dated May 1, 2009 described in the 8-K filed by the Company on May 4, 2009 (“the MOU”) and the terms of it are consistent with such MOU.

Related to the Class Action Settlement, effective July 8, 2009, Atlas entered into a Settlement Agreement and Release with Navigators, RSUI Indemnity Company and RSUI Group, Alexander, Morford & Woo, Inc., and the individual defendants listed above in settlement of the insurance litigation Atlas Mining Co. v. Navigators Insurance Co. et al., No. 1:08-cv-00359-EJL (D. Idaho) and Navigators Insurance Co. v. Atlas Mining Co., et. al., Case No. 2:08-cv-00216-EJL (D.Idaho).  Pursuant to this agreement (i) Navigators will deliver $1,250,000 into a court registry, which will then be used upon final court approval of the Class Action Settlement to fund the $1,250,000 payment to class action plaintiffs, (ii) Navigators will deliver $750,000 to the Company for defense and investigative costs in connection with the Class Action and related matters, which Atlas will use in part to pay the individual defendants their costs in the class action and (iii) all claims under the insurance litigation will be released upon final court approval of the Class Action Settlement.

Also, related to the class action settlement, the Company has entered into a settlement agreement with Robert Dumont, a former President, CEO and director of the Company, mutually releasing all claims related to Dumont’s employment by the Company in consideration of the Company’s payment to Dumont of up to $258,000 for Dumont’s attorneys’ fees and expenses related to the class action (to be funded from the insurance proceeds described above), insurance litigation, and other matters which the Company will fund with monies it receives from Navigators in connection with the insurance litigation settlement.

OTHER COMMITMENTS

Ronald Price
On December 12, 2008, Ronald Price resigned from the Company’s Board of Directors pursuant to the terms of a separation agreement.  He also resigned as an officer and director of Nano Clay & Technologies, Inc., a subsidiary of the Company that has been administratively dissolved.  Pursuant to the Agreement Mr. Price will render certain cooperation and services.  Pursuant to the Agreement until March 1, 2009, he will be paid amounts equal to the compensation under his employment agreement (under which he was paid at the rate of $200,000 per year) with Nano Clay & Technologies, Inc., which was terminated by the Agreement.  For the period from March 1, 2009 to February 28, 2010, he will be paid $50,000 on an annualized basis, to be paid in monthly installments of $4,167.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS (CONTINUED)

John F. Levy
On January 11, 2008, the Board of Directors appointed John Levy as the sole member of a special committee as more fully described elsewhere.  As compensation for his duties as the sole member of this special committee, Mr. Levy was entitled to receive compensation, in addition to his compensation as a member of the Board of Directors, of $16,667 per month payable in advance on the first day of each month.  Mr. Levy was entitled to take up to one half of this compensation in common stock.

On September 29, 2008, the Board of Directors extended to December 31, 2008 the charter of the special committee formed by the Board of Directors on January 11, 2008.

In January 2009, the Board of Directors determined that the special committee had performed its intended function and the committee was disbanded.

Morris D. Weiss
On November 18, 2008, the Company announced the appointment of Mr. Weiss as Chief Restructuring Officer.  His duties will include oversight and management of litigation and property dispositions, advising the Board as to other restructuring matters and such other matters as may be assigned to him by the Board. Mr. Weiss was granted options to purchase 550,000 shares of common stock at $0.70 per share.  The options vest as follows: (i) 41,667 shares vested on the grant date, (ii) 41,667 shares vest on the first 3 monthly anniversaries of the grant date, (iii) 41,666 shares vest on the next 2 monthly anniversaries of the grant date, and (iv) the remaining 300,000 shares will vest on the sixth month anniversary of the grant date.  The issuance of the options and shares to Mr. Weiss is made in reliance upon the exemption found in Section 4(2) of the Securities Act of 1933.

On May 1, 2009, Mr. Weiss’ term as Chief Restructuring Officer ended.  At that time, a review of his performance was assessed by the Board and the Board agreed to pay Mr. Weiss a bonus (as per the terms of his original agreement) in the amount of $100,000.  Such bonus would be payable in six monthly installments.  In addition to the compensation specified in the contract, Mr. Weiss agreed to review the documentation to be generated in connection with the negotiation of the final settlement agreements in the Class Action and the insurance coverage litigation involving the Company for additional compensation.  As compensation for such services, the Board granted Mr. Weiss 100,000 options to acquire Company common stock with an exercise price of $0.70 per share, expiring in ten years, and vesting on completion of the final settlement agreements.

Michael Lyon
On June 30, 2008, the Company hired Michael Lyon, 64, as Chief Executive Officer and President for a six- month period and entered into an employment agreement with Mr. Lyon.  The employment contract was for a period of six months.  The agreement provided for cash compensation of $12,500 per month and for five-year options to purchase 50,000 shares of common stock at $0.65 per shares, the closing market price on June 30, 2008.  The shares vested ratably on a monthly basis with the first vesting being on June 30, 2008.  In August 2008, Mr. Lyon was granted options to purchase an additional 25,000 shares of common stock at $0.71 per share.  On December 30, 2008, Mr. Lyon’s term as President and Chief Executive Officer of the Company expired and Mr. Lyon stepped down as President and Chief Executive Officer pursuant to the terms of his employment agreement.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS (CONTINUED)

David Taft
On October 17, 2008, the Board of Directors appointed David A. Taft as a director of the Company and determined that Mr. Taft is to be compensated for his services as a director at the rate of $10,000 a quarter. At the election of Mr. Taft, any such payment may be made in cash or in restricted common stock of the Company whose price shall be the average price per share at the daily closing of the last five trading days leading up to the first business day of the quarter to which such payment applies.  Issuance of shares to Mr. Taft will be made in reliance on the exemption found in Section 4(2) of the Securities Act of 1933.

Material Advisors LLC
On December 30, 2008 the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”). The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement Manager will perform or engage others, including Andre Zeitoun, a principal of Manager , Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun will serve as Company’s Chief Executive Officer and will be appointed as a member of the Company’s Board of Directors.

The services provided by Manager will include, without limitation, consulting with the Board of Directors of the Company and the Company’s management on business and financial matters.  Manager will be paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager will be solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  The Company will grant Manager non-qualified stock options to purchase, for $0.70 per share (the “$0.70 Option”) a number of shares of the Company equal to 10% of the outstanding common stock of the Company on a fully diluted basis (which shall vest in equal monthly installments over three years).

Under certain very specific instances related to a going private transaction, the $0.70 option will be cancelled and replaced by a non-qualified option (the “Going Private Option”) accompanied by a tandem stock appreciation right (the “SAR”).  The term of the $0.70 Option, the Going Private Option and the SAR will be 10 years.  During their terms, the Going Private Option and the SAR will be fully exercisable. If Company declares a dividend or distribution at any time while the $0.70 option is unvested, Manager will be entitled to receive an amount equal to the dividend or distribution that would be paid on the shares underlying the $0.70 Option, payable in the same form as such dividend or distribution on the same vesting schedule as the $0.70 Option.  Manager will have the right to participate in a going private transaction for up to 20% of the equity on terms and conditions, which are as favorable to Manager as the terms and conditions available to any other person who invests in the going private entity.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS (CONTINUED)

William Jacobson
Mr. Jacobson resigned as Chief Executive Officer and President and as a director on June 27, 2008.  On April 26, 2009, the Company reported on Form 8-K that it entered into a release and settlement agreement with Mr. Jacobson and certain members of his family.  The Company agreed to pay (i) up to $293,000 in defense of the class action litigation, Benson v. Atlas Mining Company (“Class Action Litigation”), and (ii) $170,000 upon complete resolution of the Class Action Litigation amounts expected to be funded by the proceeds of insurance policies.  Mr. Jacobson waived any claims under any potentially applicable insurance policy issued to the Company and agreed to transfer to the Company 3,044,083 shares of the Company’s common stock within three business days by the court of a settlement of the Class Action Litigation.  The agreement provides for mutual releases of all claims.

NOTE 9 – SUBSEQUENT EVENTS

Related Party Loan
On December 31, 2007, it was determined by management that a loan to a related party was deemed uncollectible and was impaired to the value of $0.

Determination to Restate Financial Statements
On October 5, 2007, the chief executive officer and chief financial officer of the Company determined that it would be necessary to restate the Company’s audited consolidated financial statements and other financials as more fully described in Note 3.

William Jacobson
Effective as of July 9, 2007, in conjunction with Mr. Dumont’s appointment as the new Chief Executive Officer and President of the Company discussed below, Mr. William T. Jacobson, who had been serving as the Company’s Chief Executive Officer and President, no longer served in such capacities but continued to serve the Company in an advisory capacity and his employment contract shall continue through its expiration.  Mr. Jacobson continued in his capacity as Chairman of the Company’s Board of Directors.  On November 30, 2007, upon the resignation of Mr. Dumont, Mr. Jacobson was appointed interim Chief Executive Officer and President.  Mr. Jacobson resigned as Chief Executive Officer and President and as a director on June 27, 2008.

On April 26, 2009, the Company reported on Form 8-K that it entered into a release and settlement agreement with Mr. Jacobson and certain members of his family.  The Company agreed to pay (i) up to $293,000 in defense of the class action litigation, Benson v. Atlas Mining Company (“Class Action Litigation”), and (ii) $170,000 upon complete resolution of the Class Action Litigation amounts expected to be funded by the proceeds of insurance policies.  Mr. Jacobson waived any claims under any potentially applicable insurance policy issued to the Company and agreed to transfer to the Company 3,044,083 shares of the Company’s common stock within three business days by the court of a settlement of the Class Action Litigation.  The agreement provides for mutual releases of all claims.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

Robert Dumont
On July 9, 2007, the Company entered into a three-year Employment Agreement with Robert Dumont pursuant to which Mr. Dumont was to as the Company’s Chief Executive Officer and President.  Pursuant to the terms of the Employment Agreement, Mr. Dumont was to be paid a minimum base salary of $300,000 per year.  Mr. Dumont was to receive a stock bonus of 500,000 shares of Company common stock of which 250,000 shares vested on July 9, 2007, 150,000 shares were to vest on July 9, 2008 and 100,000 shares were to vest on July 9, 2009. In addition Mr. Dumont received an option to purchase 2,500,000 shares of common stock which may be included in the Company’s option plans in the future. 1,000,000 shares vested on July 9, 2007, 1,000,000 shares were to vest on July 9, 2008,and 500,000 shares were to vest on July 9, 2009.  The exercise price of such options is $2.74 per share, the closing sale price of the common stock on the OTCBB on July 9, 2007.  Mr. Dumont was appointed to the Company’s Board of Directors to fill an existing vacancy.  Mr. Dumont received no compensation for serving as a Director while he was employed as an executive by the Company on a full-time basis.  On November 30, 2007 the Board of Directors accepted Mr. Dumont’s resignation as Chief Executive Officer, President and a Director of the Company.

Related to the Class Action Settlement, the Company has entered into a settlement agreement with Mr. Dumont mutually releasing all claims related to Dumont’s employment by the Company in consideration of the Company’s payment to Dumont of up to $258,000 for Dumont’s attorneys’ fees and expenses related to the class action (to be funded from the insurance proceeds described above), insurance litigation, and other matters which the Company will fund with monies it receives from Navigators in connection with the insurance litigation settlement.

John Gaensbauer
On August 8, 2007, the Company entered into a three-year Employment Agreement with John Gaensbauer pursuant to which Mr. Gaensbauer was to serve as the Company’s Executive Vice President of Business Development.  Mr. Gaensbauer was elected as the Company’s Corporate Secretary.

Pursuant to the terms of the Employment agreement, Mr. Gaensbauer was to be paid a minimum base salary of $200,000 per year.  Mr. Gaensbauer also received a stock bonus of 250,000 shares of the Company’s common stock, of which 100,000 shares vested on August 8, 2007, 100,000 shares were to vest on August 8, 2008, and 50,000 shares were to vest on August 8, 2009.   Mr. Gaensbauer received an option to purchase 1,250,000 shares of common stock that may be included in the Company’s option plans in the future of which 500,000 shares vested on August 8, 2007, 500,000 shares were to vest on August 8, 2008 and 250,000 shares were to vest on August 8, 2009.  The exercise price of such options is $2.35 per share, the closing sale price of the common stock on the OTCBB on August 8, 2007.

On November 30, 2007, the Board of Directors accepted Mr. Gaensbauer’s resignation as Executive Vice President of Development and Strategy and Corporate Secretary.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

Barbara Suveg
On August 8, 2007, the Company entered into a three-year Employment Agreement with Barbara Suveg pursuant to which Ms. Suveg was to serve as the Company’s Chief Financial Officer.

Pursuant to the terms of the Employment agreement, Ms. Suveg was to be paid a minimum base salary of $168,000 per year.  Ms. Suveg received an option to purchase 250,000 shares of common stock that may be included in the Company’s option plans in the future.  100,000 shares vested on August 8, 2007, 100,000 shares were to vest on August 8, 2008 and 50,000 shares were to vest on August 8, 2009.  The exercise price of such options is $2.35 per share, the closing sale price of the common stock on the OTCBB on August 8, 2007.  On November 13, 2007 Ms. Suveg resigned from the Company. On November 30, 2007, the Board of Directors appointed Ms. Suveg as Interim Corporate Secretary and corporate accountant.  Ms. Suveg stepped down as Interim Corporate Secretary in January 2008 and her tenure as corporate accountant for the Company ended in April 2009.

Resignation of Kurt Hoffman
Effective August 16, 2007, Mr. Kurt Hoffman resigned from the Company’s Board of Directors.

Mark Kockler
On November 5, 2007, the Company entered into a three-year employment agreement with Mark Kockler to which Mr. Kockler was to serve as the Company’s new Vice President and Chief Operating Officer.  The employment agreement provides for an annual base salary of $180,000 to be paid to Mr. Kockler and further provides for a potential annual bonus of up to 50% of his base salary.  Mr. Kockler and his family are also entitled to participate in all group life insurance, medical, pension and profit sharing plans as are provided by the Company to its operating executives during the term of the agreement.  On December 4, 2007 Mark Kockler resigned as Vice President and Chief Operating Officer.

Ronald Price
On December 12, 2008, Ronald Price resigned from the Company’s Board of Directors pursuant to the terms of a separation agreement.  He also resigned as an officer and director of Nano Clay & Technologies, Inc., a subsidiary of the Company that has been administratively dissolved.  Pursuant to the Agreement Mr. Price will render certain cooperation and services.  Pursuant to the Agreement until March 1, 2009, he will be paid amounts equal to the compensation under his employment agreement (under which he was paid at the rate of $200,000 per year) with Nano Clay & Technologies, Inc., which was terminated by the Agreement.  For the period from March 1, 2009 to February 28, 2010, he will be paid $50,000 on an annualized basis, to be paid in monthly installments of $4,167.

Jack Harvey
On January 7, 2008, Mr. Jack Harvey resigned from his position as Director of the Company.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

Appointment of John Levy and Morris D. Weiss
On January 11, 2008, the Board of Directors appointed John Levy and Morris D. Weiss as directors of the Company.  Each of Messrs. Levy and Weiss is to be compensated for his service as director at the rate of $10,000 per quarter, payable in advance on the first business day of each quarter.  At the election of the director in question, any such payment may be made in cash or in restricted common stock of the Company.

On September 29, 2008, the Board of Directors determined that, as compensation for serving on the Company’s Board of Directors for the fourth quarter of 2008, (a) Mr. Levy would receive a director’s fee of $10,000 and a fee of $10,000 for serving on the special committee of the board, all of which Mr. Levy elected to take in cash; (b) Morris Weiss would receive a director’s fee of $10,000 and an additional director’s fee of $30,000 for supervising the Company’s outside counsel in litigation involving the Company, all of which payments Mr. Weiss has elected to take in common stock, which resulted in the issuance on October 1, 2008 of 82,305 shares to Mr. Weiss; and (c) Mr. Ronald Price would receive no additional compensation for serving as a director.

Andre Zeitoun
On December 30, 2008, the Board of Directors appointed Andre Zeitoun as President and Chief Executive Officer and as a director of Company effective January 1, 2009.  Mr. Zeitoun will be compensated by Material Advisors LLC.

Christopher Carney
On February 17, 2009, the Board of Directors appointed Christopher Carney as interim Chief Financial Officer effective February 17, 2009.  Mr. Carney will be compensated by Material Advisors LLC.

Securities and Exchange Commission
On March 9, 2009, the Company released a Form 8-K announcing that the SEC issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company, its officers, directors, and affiliates for the period of August 2002 through 2006.  The Special Committee of the Board of Directors investigated issuances of equity securities and reported all findings to the SEC during 2008.  The Company intends to cooperate fully with the SEC investigation.

Sale of Securities
On April 9, 2007, the Company issued a total of 4,592 shares of stock in payment of exploration services.

On April 27, 2007, the Company issued a total of 1,000 shares of stock in exchange for shares in Park Copper and Gold.

On July 11, 2007, the Company issued a total of 833,330 shares of stock.  Options were exercised at $0.18 per share.

On July 26, 2007, the Company issued a total of 251,426 shares of stock.  Options were exercised at $0.18 per share.

On May 27, 2008, the Company sold 833,333 shares of common stock at $0.60 per share to three purchasers in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933.  A total of 583,333 shares were sold to two funds managed by Mr. David Taft, a current director of the Company.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

Sale of Securities (Continued)
On June 27, 2008, the Company sold 2,000,000 shares of common stock for $0.50 per share to two funds managed by Mr. David Taft, a current director of the Company.  The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

On September 23, 2008, the Company sold 1,700,000 shares of common stock at $0.50 per share to two funds managed by Mr. David Taft, a current director of the Company, in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933.

Convertible Notes December 2008
On December 30, 2008, the Company sold to accredited investors $1,000,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $0.35 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

The Notes per above may be converted at the option of the Noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion.  The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the Conversion Price and (iii) a registration statement is effective and available for resale of all of the converted shares or the Noteholders may sell such shares under Rule 144 under the Securities Act.

Convertible Notes April 2009
Between April 7, and April 9, 2009, the Company sold to accredited investors $1,500,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $0.35 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing June 15, 2009.

Convertible Notes May 2009
 On May 1, 2009, the Company entered into agreements to sell to accredited investors $1,350,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $0.35 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing June 15, 2009.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

Convertible Notes May 2009 (Continued)
The Notes (April and May 2009) may be converted at the option of the Noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion.  The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the Conversion Price and (iii) a registration statement is effective and available for resale of all of the converted shares or the Noteholders may sell such shares under Rule 144 under the Securities Act.

Sale of Non-Core Assets
Between April 1 and April 10, 2009, the Company sold certain equipment from its discontinued contract mining business.  On April 15, 2009, the Company entered into an agreement for appointment of agent for the sale of assets with AAMCOR LLC (“the Agreement”).  Under the Agreement, the Company agreed to (i) sell certain of the equipment of its discontinued contract mining business to AAMCOR for $300,000 in cash plus a potential share in proceeds of resale of such items, and (ii) appointed AAMCOR exclusive agent to sell certain other non-core equipment deemed unnecessary for development of the Company’s Dragon Mine property.

Settlement Agreement
On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL(D. Idaho).

Under the terms of the settlement agreement, the Company will pay plaintiffs $1,250,000 (which includes fees to plaintiff’s counsel), to be funded by the proceeds of an insurance policy, in exchange for release of all claims against the Company, NanoClay & Technologies Inc., and the individual defendants William T. Jacobson, Robert Dumont, Ronald Price and Barbara Suveg.  The Company will also fund up to $75,000 to fund expenses in connection with notification to class members.  The settlement agreement is the agreement contemplated by the memorandum of understanding entered into by the Company and the lead plaintiffs dated May 1, 2009 described in the 8-K filed by the Company on May 4, 2009 (“the MOU”) and the terms of it are consistent with such MOU.

Also, related to the class action settlement, the Company has entered into a settlement agreement with Robert Dumont, a former President, CEO and director of the Company, mutually releasing all claims related to Dumont’s employment by the Company in consideration of the Company’s payment to Dumont of up to $258,000 for Dumont’s attorneys’ fees and expenses related to the class action (to be funded from the insurance proceeds described above), insurance litigation, and other matters which the Company will fund with monies it receives from Navigators in connection with the insurance litigation settlement.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate a contract mining business, Atlas Fausett Contracting , and own a mineral resource, the Dragon Mine, located in Eureka Utah.  Historically our primary source of revenue was generated by contract mining operations. On December 31, 2008 we discontinued our contract mining efforts due to economic conditions and the decision to concentrate our efforts on the commercialization of the halloysite clay deposit at the Dragon Mine .

Property Exploration

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration.   Our exploration and development expenses for the three months ending March 31, 2007 and 2006 were $481,868 and $610,767 , respectively , on the halloysite clay project.

We intend to continue to focus on commercializing the Dragon Mine.  We do not intend to seek out and acquire other properties.

The activities at our Dragon Mine property, located in Juab County, Utah, were suspended in October 2007 when previous management determined that both a resource survey and an appropriate processing facility were needed before the property could be successfully commercialized.  In 2008, a geological consulting firm was hired by us to both carry out a detailed geological review of the property and develop an appropriate method by which to process the mineral resource.  This work is ongoing as of the date of this report.  Beginning in 2009, we began processing material from the mine and distributing samples to potential customers as part of a preliminary marketing program. The geological consulting firm referred to above has sub-contracted with a firm with expertise in the development of mineral processing to identify an appropriate processing system for the Company.  Any subsequent reference to a geological consulting firm may be assumed to include the firm currently being contracted to identify the processing system.

Management believes that the clay resource found at the Dragon Mine property possesses, among other things, certain structural and mineralogical characteristics that may possibly add functionality to applications such as, but not limited to, the controlled release of biological and chemical agents, polymer-related strengtheners and fire retardants, oil field drilling minerals, catalyst carriers, filtration technologies, hydrogen storage for fuel cells and cosmetics.  For certain of the aforementioned applications, management believes the Dragon Mine resource has the potential to serve as a more effective alternative to the materials upon which these current technologies are established. Other above-mentioned applications are being developed to specifically utilize the structural characteristics of the clay resource.

The Dragon Mine property contains halloysite, kaolinite, alunite and other minerals located underground and in waste piles that are the result of previous mining operations.   The geological resource survey being conducted on the Dragon Mine has involved the assessment of approximately 10,000 feet of borehole drill cores and the analysis of samples taken from the five waste piles located at the mine site.  The survey has included X-ray diffraction analysis to determine the levels of halloysite, kaolinite and other minerals found in the resource.  Initial studies have indicated that conventional processing may be used to separate the halloysite and kaolinite fractions from alunite and other minerals found in the Dragon Mine resource.  The geology of the deposit shows alterations of feldspar identified along side the presence of monzanite, halloysite and kaolinite.  Purer halloysite found at the mine has been identified along side the presence of iron ore.  The morphology of the halloysite identified at the Dragon Mine, as determined by Scanning Electron Microscopy (“SEM”) analysis, demonstrates the existence of both lath-like and tubular formations.  The kaolinite present at the Dragon Mine has been determined to possess a highly crystalline structure.

NaturalNano, Inc. (OTC: NNAN), in conjunction with Cascade Engineering and it’s subsidiary, Noble Polymers, has developed Pleximer ™, a halloysite nanotube concentrate used to create stronger, lighter, environmentally friendlier and lower-cost polymer-based nanocomposites.  According to NaturalNano’s 2008 annual report, Pleximer ™ is being marketed to the global nanocomposites market that, in the estimation of BCC Research, is expected to grow from $273 million in 2005 to $4.0 billion by 2015.  According to BCC Research, clay-based nanocomposites are expected to represent 47% of the nanocomposites market by 2010.  The U.S. Department of the Navy, represented by the Naval Research Lab (NRL”), has patented a technology that provides for the controlled release of active agents using inorganic tubules such as halloysite clay.  The U.S. Navy’s technology has been licensed by at least two companies that are developing controlled-release applications for the fields of electromagnetic shielding/strength enhancement, cosmetics, fragrances, agriculture, ink and paper, electronics, fabrics and textiles, local drug delivery and mold-resistant building products.  The U.S. Navy has also patented a technology that permits a controlled release of an active agent as an anti-scaling treatment for environments such as oil wells.

As of the date of this report, a study is being conducted to identify the applications for which the Dragon Mine resource may provide functionality. Processed clay samples have been distributed to potential customers who have requested halloysite and/or halloysite-kaolinite mixtures.   A number of advanced applications to which the Company plans to market its resource are currently using plate-like structured clays that must undergo expensive exfoliation process to achieve proper functionality.  The tubular morphology of the Dragon Mine resource does not require such an exfoliation process to achieve similar or, in many instances, greater functionality.  Management, therefore, believes that it may be able to deliver its processed mineral to market at price points lower than those of competing clays, without sacrificing performance.

In addition to certain advanced applications previously mentioned, we believe the Dragon Mine resource may also be marketed to certain established, low-tech applications such as, but not limited to, fine porcelain, bone china, high-performance advanced technical ceramics, paint fillers, suspension agents, animal feed, cement hardeners, and food and pharmaceutical additives.  Markets, such as fine porcelain and bone china, would likely require the Dragon Mine clay resource be processed for increased brightness and reduced presence of titanium whereas applications, such as a cement hardener, would require a relatively unprocessed version of the Dragon Mine resource.  Management, as part of its overall business strategy, will continually assess the economic feasibility of pursuing potential markets.

Management believes that both existing and potential applications that utilize the Dragon Mine resource will require varying grades of clay to satisfy the unique technical requirements of each application.  Some applications may require pure halloysite, composed of tubular and/or lath-shaped particles while other applications may require a grade of clay consisting of a specific halloysite-kaolinite ratio.  The determination of the appropriate grade of clay will likely require significant technical cooperation between the Company and the developer of the related application.  As previously mentioned, the Company has hired a consulting firm to identify a processing system capable of producing the grades of clay required by potential applications.  The identification of such a system is ongoing.

In 2009, the Company entered into a development agreement with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (LaTech).  The scope of the agreement includes, among other things, the development of halloysite in an anti-corrosion paint application in addition to the development of other emerging applications.

RESULTS OF OPERATIONS

Revenues for the three - month period ending March 31, 2007 were $2,002,270 and $334,710 for the same period ending March 31, 2006, an increase of 498%.  The difference was caused by the increase in contracting revenues of $1,667,560 for this period compared to the previous year.   The increase in contracting revenues was driven by an increase in the number of contracts worked on during the quarter versus the same period in 2006.  During the three months ended March 31, 2007, the contract mining segment worked on two contracts versus one contract during the same period in 2006.

Gross profit (loss) for the three - month period ending March 31, 2007 was $ 931,556 compared to $ 123,492 for the same period ending March 31, 2006, a difference of $ 808,064 .  This was due to increased contracting revenues for the three - month period ending March 31, 2007 over the same period ended March 31, 2006. The increase in contracting revenues and gross profit was driven by an increase in the number of contracts worked on during the quarter versus the same period in 2006.  During the three months ended March 31, 2007, the contract mining segment worked on two contracts versus one contract during the same period in 2006.

Total operating expenses for the three - month period ending March 31, 2007 was $ 1,232,070 compared to $1, 124,796 for the same period ending March 31, 2006 , an increase of $107,274.   Although the company recognized fewer administrative , exploration and development costs in the period ended March 31, 2007 compared to the same period ended March 31, 2006, more mining production costs were incurred.

Our net loss for the three - month period ending March 31, 2007 was $296,302 compared to a net loss of $990,361 for the same period ending March 31, 2006, a decrease of approximately 70%.  As previously mentioned, the Company experienced significant increases in contracting revenues during the first quarter ended March 31, 2007 as compared to the same period ending March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from contract mining . For the three - month periods ended March 31, 2007 and March 31, 2006 , contract mining accounted for 100% of the revenue. Our current asset and debt structure is explained below.

Our total assets as of March 31, 2007 were $6, 493,109 compared to $4, 109,451 as of December 31, 2006, or an increase of $2, 383,658.   For the three - month period ended March 31, 2007 the company has increased its current assets by $1, 941,190 , and its fixed assets by $442,468 through acquisitions of additional equipment for mining and milling operations.

Total liabilities were $1, 033,884 as of March 31, 2007, compared to $ 818,858 as of December 31, 2006.  The following debts are still outstanding;
•	A note payable to an insurance company for a piece of equipment with a $32,597 balance with payments of $2,875 per month at 5.75% interest and maturing in April 2008.
•	A lease payable to a leasing company for a piece of equipment with a $20,773 balance with payments of $1,715 per month at 11.48% interest and maturing in November 2007.
•	We have a lease payable to a leasing company for a piece of equipment with a $26,233 balance with payments of $2, 144 per month at 19.0 % interest and maturing in April 2008.
•	A note payable to a leasing company for equipment with a $40,718 balance with monthly installments of $1,605 at 17.10 % interest and maturing in April 2009.
•	A lease payable to a leasing company for the acquisition of equipment with a $10,073 balance and monthly payments of $676 at 0.99 % interest, maturing in June 2008.
•	A lease payable to a leasing company for the acquisition of equipment with a $61,225 balance and annual payments of $15,573 at 8.59 % interest and maturing in August 2011 .
•	A lease payable to a lending company for the acquisition of equipment with a $14,383 balance and monthly payments of $479 at 0 .19 % interest and maturing in September 2009 .
•	A lease payable to a lending company for the acquisition of a vehicle with a $22,146 balance and monthly payments of $688 at 7. 49 % interest and maturing in March 2010.
•	A lease payable to a company with a $124,526 balance due in monthly installments of $3,518 at 18.05 % interest and maturing in February 2012.
•	A lease payable to a company with a $ 37,638 balance due in monthly installments of $1,075 at 0% interest and maturing in March 2010.
•	A lease payable to a company with a $21,563 balance due in monthly installments of $7,500 at 10% interest and maturing in May 2007.
•	A note payable to an insurance company with a $35,115 balance due in monthly installments of $ 5,750 including 8. 60 % interest and maturing in July 2007.

Accounts payable and accrued expenses due as of March 31, 2007 were $ 589,379 and are the result of daily operations and accrued taxes.  We also carry a liability of $52, 396 to the minority interest in a subsidiary.

Our principal sources of cash flow during the first quarter 2007 was from contracting activities which provided an average of $667,423 per month for the three - month period ended March 31, 2007, and averaged $111,570 per month for the same period in 2006.  In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

Cash flow from financing activities for the three - month period ended March 31, 2007 was $ 1,936,282 compared to $(25,587) for the same period in 2006, a difference of $ 1,961,869.   The major factor for the difference was the receipt of proceeds from the issuance of common stock in 2007.

The Company used $ 288,372 from investing activities for the three - month period ended March 31, 2007, compared to using $ 87,725 in the same period in 2006, a difference of $ 200,647.   This was attributed to purchases of more equipment in the period ended March 31, 2007 compared to the same period in 2006.

Cash flow used by operating activities for the three - month period ended March 31, 2007, was $46,740 compared to $906,664 for the same period in 2006, a difference of $ 859,924 .  In the three - month period in 2007 net losses was markedly lower than the same period in 2006.

RESTATEMENT OF PRIOR FINANCIAL INFORMATION AND RESULTS OF THE INVESTIGATION

Background
On October 9, 2007, the Company filed a report on Form 8-K with the Securities and Exchange Commission for the purpose of making certain disclosures and attaching a press release.  The 8-K and the press release indicated that the Company’s chief executive officer and chief financial officer determined that it would be necessary to restate the Company’s audited consolidated financial statements and other financial information.  The 8-K stated “the determination to restate resulted from recent discussions with a customer and the subsequent discovery that the Company had not properly accounted for cash received in 2004 as a deposit for the sale of halloysite clay from the Company’s Dragon Mine.  The deposit was improperly recorded as revenue for the year ended December 31, 2004.”

The 8-K also that other areas of accounting uncertainty had been identified.

On November 9, 2007 Mark Kockler was hired as Vice President and Chief Operating Officer.  Later in November 2007 Robert Dumont resigned as CEO, President and a Director, John Gaensbauer resigned as Executive Vice President and Barbara Suveg resigned as Chief Financial Officer.  In December 2007 Mr. Kockler resigned and William T. Jacobson, Chairman of the Board of Directors who had resigned as CEO and President in July 2007, was appointed interim CEO and President.  On January 7, 2008 Jack Harvey resigned as a director.  On January 11, 2008 John Levy and Morris D. Weiss were appointed directors.  At that time the Board of Directors consisted of Messrs. Jacobson, Levy, Weiss and Ronald Price who was president of the Company’s subsidiary, Nano Clay and Technologies, Inc.

The Special Committee
On January 11, 2008 the Board of Directors formed a Special Committee (initially consisting of Mr. Levy but later Mr. Weiss was added to the Committee) and directed it to (i) review and investigate the conduct of the Company’s prior management and any issues arising therefrom and (ii) review and evaluate the Company’s business, financial condition, assets, strategy, prospects and management and recommend to the Board of Directors various alternatives to improve the Company’s performance and prospects.

On August 20, 2008 the Special Committee presented its findings and recommendations to the Board of Directors concerning the investigation of the conduct of the prior management of the Company and related issues.  After consideration the Board has adopted such findings and recommendations as its own.

The Investigative Team
The Special Committee was assisted in the investigation by outside independent legal counsel, Blank Rome LLP (“Blank Rome”) and independent accountants, Heiskell, MacGillivray & Associates, retained by Blank Rome (the Special Committee and its advisors are referred to collectively as the “Investigative Team”).

Scope of the Investigation
The Investigative Team reviewed and investigated, among other things, (i) certain of the Company’s prior issuances of equity securities and issues related thereto, (ii) the treatment for financial reporting purposes of $250,000 received by the Company in connection with a 2004 transaction involving NaturalNano, Inc., as more fully described in Note 7, (iii) the Company’s accounting for fixed assets and long-term liabilities and (iv) certain public statements made by the Company regarding the Dragon Mine.

The Investigative Team’s review included a broad and extensive document review including the Company’s stock compensation plans, stock transfer records, minutes of the board meetings, press releases and public filings, accounting and banking books and records and e-mails and related attachments of the Company’s current and certain former employees, officers and directors.  The Investigative Team also conducted interviews of the Company’s current and certain former officers, directors, employees and advisors who appeared to have knowledge of the issues being investigated The Company placed no limitations on the investigation and cooperated with the investigation, providing requested documents and data and, where possible, making management and the Company’s employees available for interviews.

Findings of the Special Committee

The findings of the Special Committee include the following:
•
During the period beginning in 2002 and ending in early 2006, approximately 30 million shares of Common Stock were issued in violation of the federal securities laws, including the registration provisions of Section 5 of the Securities Act of 1933.  The violations involved (a) misuse of SEC Registration Form S-8, a short form registration form for compensatory issuances to certain officers, directors, employees and consultants (approximately 16 million shares were issued under Form S-8), (b) transfer of 9.9 million shares to related parties and affiliates that were purportedly sold under our Registration Statement on SEC Registration Form SB-2 and subsequent resales without compliance with the plan of distribution contained in the Company’s SB-2, and (c) grants of at least 2.8 million shares purportedly made pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.  These issuances are discussed in more detail in the following three paragraphs.

•
Between 2002 and 2006 we issued approximately 16 million shares of our common stock that were purportedly issued under our registration statements on Form S-8.  A review of these issuances revealed that approximately 14.6 million of these shares, with an aggregate market value of approximately $3.6 million (based upon the closing sale price per share on the apparent dates of issuance) were issued to individuals and entities that were ineligible to receive shares registered on Form S-8 because, among other reasons, these individuals or entities provided us with capital raising or stock promotion services and/or did not provide any bona fide consulting services to us.  In addition, some such issuances and other issuances also may have been in excess of the number of shares we had registered on Form S-8 at the time of issuance.  Many of the shares were issued in violation of the Atlas’ 2002 Consultant Stock Plan.  Certain shares were issued to family members of our then CEO, Mr. Jacobson, and such transactions appear to have been, among other things, director conflict of interest transactions which did not receive proper approval from the Board of Directors.  Moreover, the values given to the S-8 stock for financial reporting purposes in many cases appear to have been less than market value of the stock on the apparent dates of issuance.

•
In 2003 we registered for sale on SEC Registration Form SB-2 ten million shares of Common Stock at a fixed price of $.10 per share on a self-underwritten basis.  Purportedly to avoid filing a post-effective amendment to update the disclosure in the registration statement, we issued 9.9 million shares to related parties and affiliates.  In 2003 and 2004, these shares were provided to third parties for resale and resales were apparently made at times when the market price was greater than $.10.  Only after such resales did we ultimately receive cash payments in the aggregate of approximately $805,000 for these shares, which is less than the $990,000 that would be expected.

•
In 2003 we issued 2.8 million restricted shares for supposed services purportedly in reliance on the private placement exemption from registration set forth in Section 4(2) of the Securities Act.  However, we did not determine whether the recipients satisfied a condition of the exemption (that is, whether the recipients took the shares with the intent to resell only pursuant to an effective registration statement or an exemption from registration).  In some cases we instructed our transfer agent to transfer these shares prior to the applicable holding period under Rule 144 that is an exemption from registration.  1.4 million of these shares were issued to a family member of Mr. Jacobson and this transaction appears to have been, among other things, a director conflict of interest transaction which did not receive proper authorization from the Board of Directors.

•	The Special Committee also determined that we did not properly record compensation expenses associated with the vesting of certain stock options granted to our former officers.
•	The Special Committee has determined that Mr. Jacobson was primarily responsible for the securities law violations set forth above.
•
The Special Committee also discovered transactions between us and our wholly- or partly-owned subsidiaries or related entities, including stock issuances to those entities that violated Section 5 of the Securities Act and inter-company loans with those entities that appear to have been conflict-of-interest transactions entered into without proper corporate authorization or business purpose.

•
The Special Committee has determined that the accounting treatment of the $250,000 received from NaturalNano as revenue in 2004 was incorrect.  However, the Special Committee has also determined that the treatment of such funds as proposed in the October 9, 2007 Press Release was also incorrect.  The Special Committee believes that, during the two-year term of the contract, the $250,000 should have been treated as a deposit and, after the expiration of the contract in 2006, the entire $250,000 should have been recognized as revenue.

•
The Special Committee determined that in 2004 Mr. Jacobson received options to purchase 3.5 million shares of Atlas common stock in violation of our existing stock option plans and that had an exercise price below market price at the date of the grant. We did not properly account for the compensation expenses related to the grant.

•	The Special Committee found no evidence of accounting irregularities with respect to fixed asset ownership and long-term liabilities.
•	Our internal controls over financial reporting and disclosure controls contained material weaknesses which led to inadequate and inaccurate disclosures.
•
There were inaccurate statements in press releases released by us including a press release dated November 28, 2006 that contained inaccurate statements regarding the production capabilities and activities at the Dragon Mine.

Restatements
In the Company’s report on Form 8-K filed on October 9, 2007, the Company stated that the Company had concluded that its audited consolidated financial statements and other financial information at and for the fiscal years ended December 31, 2004, 2005, and 2006 could no longer be relied upon based on the accounting for the 2004 sale of halloysite clay to NaturalNano. The Special Committee determined on August 20, 2008 that the financial statements for all periods beginning in 2002 through the second quarter of 2007 may not be reliable.

In addition to the NaturalNano matter, the Board has determined that expenses recorded in 2002 through 2006 relating to the value of certain issuances of equity stock and the compensation expenses associated with the vesting of certain stock options granted to officers of the Company were not properly recorded on the financial statements.  The Special Committee determined that during the two-year term of the NaturalNano contract, the $250,000 should have been treated as a deposit but after the expiration of the contract in 2006 the entire $250,000 should have been recognized. The financial statements for the year ended December 31, 2006 and the quarters ended March 31 and June 30, 2006 and 2007 and September 30, 2006 will be restated.

Report to the SEC
The Special Committee has reported its findings to the staff of the SEC and has advised the staff that the Company intends to cooperate with any investigation that the SEC may commence.

Changes Already Made
In reporting to the Board and the SEC, the Special Committee noted that many changes have already occurred at the Company including:
•	In June 2008 Mr. Jacobson resigned as an officer and director.
•	As a result of Mr. Jacobson’s resignation, the Company’s Board now consists of a majority of independent directors.
•
In July 2008 the Company hired Michael Lyon as interim Chief Executive Officer through the period ended December 31, 2008 Mr Lyon brought more than 35 years of experience in finance, operations, law and strategic planning in a variety of businesses.

•	The Company hired experienced securities and disclosure counsel.
•
The Company named Morris D. Weiss as Chief Restructuring Officer.  His duties will include oversight and management of litigation and property dispositions other than Dragon Mine which the Company intends to operate; advising the Board as to other restructuring matters and such other matters as may be assigned to him by the Board.

•
The Company dismissed Chisholm, Bierwolf & Nilson, LLC (“Chisholm”) as independent auditors and retained PMB Helin Donovan LLP (“PMB”) as independent auditors for the purposes of (i) auditing the financial statements for the years ended December 31, 2005, December 31, 2006 and December 31, 2007 (ii) conducting other audit procedures on the financial statements for the year ended December 31, 2004, and (iii) reviewing financial statement s for the first Fiscal Quarter 2008, 2007 and 2006, the second Fiscal Quarter 2008, 2007 and 2006, and third Fiscal Quarter 2008, 2007 and 2006.

Dragon Mine
In the October 9, 2007 8-K, the Company indicated that mining activities at the Dragon Mine had been suspended pending an independent, third-party geologic review and detailed evaluation of the nature and extent of the Dragon Mine halloysite deposit.  The operations continue to be suspended.  The October 9, 2007 8-K also referred to insufficient mine planning and inadequate processing facilities.  The Company has retained an independent geological consulting firm to both conduct a resource survey of the Dragon Mine and develop a processing system for the mine’s potential mineral production.

Recommendations of the Special Committee
Based on its investigation the Special Committee provided to the Board of Directors a number of recommendations that the Board either has adopted or has indicated the Company intends to adopt.  These include, among others, continuing the improvements to the Company’s corporate governance policies and procedures, adopting conflict of interest and related party transaction policies, implementing new practices regarding equity issuances, changing transfer agents and hiring new independent auditors.

Based on the recommendation of the Special Committee, the Company is evaluating possible claims against Mr. Jacobson and others, to recover for the losses incurred by the Company and improper profits or benefits that may have been obtained by Mr. Jacobson, his family members or others, as well as losses incurred by the Company in conducting the investigation and remedying the matters uncovered.

ITEM 3.                      CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures.

During the evaluation of   disclosure   controls   and procedures as of March 31, 2007, management identified material weaknesses in internal controls over financial reporting which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Atlas Mining Company’s financial condition as of March 31, 2007 and December 31, 2006 and results of its operations and cash flows for the quarters ended March 31, 2007 and 2006 are in conformity with United States Generally Accepted Accounting Principles (GAAP).

  (b) Changes in Internal Controls.

The Company has begun to implement changes in its internal control procedures .  The changes have been made through additions to the accounting staff , the segregation of duties and the reassignment of accounting functions.  These changes in internal controls are viewed to have a positive impact on the Company’s disclosure controls and, thus, create a stronger control environment.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies , when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

NaturalNano
NaturalNano, Inc. (“NaturalNano”) has notified us that it believes we are in breach of an agreement entered into with NaturalNano in 2004 relating to clay from the Dragon Mine.  As consideration for the agreement NaturalNano paid us $250,000 and we issued 750,000 warrants to NaturalNano with an exercise price of $0.35.

NaturlNano has made a claim against the Company seeking to recover the $250,000 it believes is due to as part of the2004 transaction.  The Company has made a counterclaim for monies received by NaturalNano from the sale o Atlas warrants issued to NaturalNano.  As of the date of the filing of this report, NaturalNano has not filed a lawsuit.  If a lawsuit were to be filed by NaturalNano, we would vigorously contest such a lawsuit.

Securities Litigation
The Company, certain of its directors and former officers and employees, its prior auditor, Chisolm, Bierwolf & Nilson, LLC, and Nano Clay and Technologies, Inc., a defunct, wholly-owned subsidiary, are defendants in a class action filed on October 11, 2007 on behalf of purchasers of publicly traded common stock of the Company during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that Atlas damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that management improperly manipulated reported earnings with respect to purported halloysite sales.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.  The Company’s former officers and employees have requested, with respect to this action, payment of their attorneys’ fees and indemnification.  Lead counsel in this case has been selected.  The Company has indicated that it intends to vigorously defend this action.

On July 2, 2009, we entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL(D. Idaho).

Under the terms of the settlement agreement, we will pay plaintiffs $1,250,000 (which includes fees to plaintiff’s counsel), to be funded by the proceeds of an insurance policy, in exchange for release of all claims against Atlas, NanoClay & Technologies Inc., and the individual defendants William T. Jacobson, Robert Dumont, Ronald Price and Barbara Suveg.  We will also fund up to $75,000 to fund expenses in connection with notification to class members.  The settlement agreement is the agreement contemplated by the memorandum of understanding entered into by us and the lead plaintiffs dated May 1, 2009 described in the 8-K filed by the Company on May 4, 2009 (“the MOU”) and the terms of it are consistent with such MOU.

Related to the Class Action Settlement, effective July 8, 2009, we entered into a Settlement Agreement and Release with Navigators, RSUI Indemnity Company and RSUI Group, Alexander, Morford & Woo, Inc., and the individual defendants listed above in settlement of the insurance litigation Atlas Mining Co. v. Navigators Insurance Co. et al., No. 1:08-cv-00359-EJL (D. Idaho) and Navigators Insurance Co. v. Atlas Mining Co., et. al., Case No. 2:08-cv-00216-EJL (D.Idaho).  Pursuant to this agreement (i) Navigators will deliver $1,250,000 into a court registry, which will then be used upon final court approval of the Class Action Settlement to fund the $1,250,000 payment to class action plaintiffs, (ii) Navigators will deliver $750,000 to the Company for defense and investigative costs in connection with the Class Action and related matters, which Atlas will use in part to pay the individual defendants their costs in the class action and (iii) all claims under the insurance litigation will be released upon final court approval of the Class Action Settlement.

Also, related to the class action settlement, we have entered into a settlement agreement with Robert Dumont, a former President, CEO and director of Atlas, mutually releasing all claims related to Dumont’s employment by us in consideration of our payment to Dumont of up to $258,000 for Dumont’s attorneys’ fees and expenses related to the class action (to be funded from the insurance proceeds described above), insurance litigation and other matters which we will fund with monies it receives from Navigators in connection with the insurance litigation settlement described above.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.  With the exception of the sales of 1,481,482 made on January 9, 2007, current management has not verified that the purchasers were accredited investors or whether the conditions of the 4(2) exemption were satisfied.

On January 3, 2007 the Company issued 40,000 shares of common stock for $20,000 for the redemption of outstanding warrants.

On January 9, 2007 the Company issued 1,481,482 shares of common stock to an accredited investor for $2,000,001 for exercise of a subscription agreement.

Also on January 9, 2007 the Company issued 230,000 shares of common stock investors for $115,000 for the redemption of outstanding warrants.

On January 12, 2007 the Company issued 3,430 shares of common stock investor for $858 for the redemption of an outstanding warrant.

On January 29, 2007 the Company issued 30,570 shares of common stock investor for $15,000 for the redemption of an outstanding warrant.  An additional 19,430 shares were issued for cash at $.50 per share .

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

ATLAS MINING COMPANY

Dated: July 15, 2009	By:	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: July 15, 2009	By:	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney Interim Chief Financial Officer