Form 10-Q/A
period 2007-06-30
ATLAS MINING CO
filed 2009-07-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB /A

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street, Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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
Yes                      No           

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                      No           

The number of share outstanding of each of the issuer’s classes of common equity as of August 6, 2007, was as follows:  54,173,594 shares of Common Stock.

Transitional Small Business Disclosure Format                                                                           Yes                      No           

ATLAS MINING COMPANY AND SUBSIDIARIES

SECOND QUARTER 2007 REPORT ON FORM 10-QSB /A

PREFATORY NOTE

This Quarterly Report of Form 10-QSB for the quarter ended June 30, 2007 was originally filed on August 14, 2007.  On January 11, 2008 a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements and to file amended Quarterly Reports of Form 10-QSB for the fiscal quarters ended March 31 and June 30, 2007.

This report includes financial information for the quarter and six months ended June 30, 2006.  That financial information has been restated.

This report includes financial information as of December 31, 2006.  That financial information has been restated.  The restatements at December 31, 2006, March 31, 2007 and June 30, 2007 relate to the matters set forth in Note 3 to the financial statements.

Generally speaking the narrative portions of this 10-QSB speak as of June 30, 2007, unless otherwise noted.  The following ought be noted:

•
The only revenues from operations during 2006 and 2007 were generated by the Company’s Contract Mining operations.  Those operations were discontinued and shut down permanently on December 31, 2008 and will not be restarted;

•	Operations at the Dragon Mine were suspended in October 2007 and remained suspended throughout 2008; and

•	The following persons are no longer with the Company:

i.	all persons who were directors as of June 30, 2007;

ii.	all persons who were directors at times prior thereto who are referred to in the narrative portions of this report,

iii.	the persons (there were two) who served as president and CEO of the Company at any time during 2007;

iv.	the person who was president and CEO of Nano Clay & Technologies, Inc., our subsidiary, during 2007.

Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors’ conditions, beliefs, and information as of June 30, 2007 and prior thereto.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2007	2006
	Restated	Restated

Current Assets
Cash and cash equivalents	$1,511,010	$217,102
Accounts receivable	1,114,171	876,355
Accounts receivable – related party	1,498	11,139
Investments – available for sale	4,344	3,794
Advances	558	618
Mining supplies	35,399	2,000
Deposits and prepaids	246,139	169,623

Total Current Assets	2,913,119	1,280,631

Property, Plant and Equipment
Land and tunnels	1,076,299	1,076,299
Land improvements	89,876	83,987
Buildings	451,054	291,214
Mining equipment	1,291,305	972,060
Milling equipment	880,827	586,979
Laboratory equipment	31,814	74,174
Office furniture and equipment	75,968	1,300
Vehicles	238,530	150,952
Less: Accumulated depreciation	(574,157)	(408,145)

Total Property, Plant and Equipment	3,561,516	2,828,820

Other Assets
Long-term note receivable – related party	152,000	- 0 -

Total Other Assets	152,000	- 0 -

TOTAL ASSETS	$6,626,635	$4,109,451

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)
(Unaudited)

	June 30,	December 31,
	2007	2006
	Restated	Restated

Current Liabilities
Accounts payable and accrued liabilities	$598,128	$486,973
Current portion of notes payable	45,293	123,588
Current portion of capital lease liabilities	111,970	141,816

Total Current Liabilities	755,391	752,377

Long-Term Liabilities
Notes payable	18,708	39,035
Capital lease liabilities	268,466	90,446

Total Long-Term Liabilities	287,174	129,481

TOTAL LIABILITIES	1,042,565	881,858

Commitments & Contingencies	- 0 -	- 0 -

Minority Interest	52,414	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, non-cumulative, non-voting, non-convertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000 shares authorized, 53,088,838 and 51,278,334 shares issued and outstanding at June 30, 2007 and December 31, 2006 , respectively	18,623,350	16,087,361
Accumulated deficit	(13,087,339)	(12,907,385)
Accumulated other comprehensive loss	(4,355)	(4,798)

Total Stockholders’ Equity	5,531,656	3,175,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,626,635	$4,109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated

Revenues
Contract mining	$2,158,250	$767,119	$4,160,520	$1,101,829
Total Revenues	2,158,250	767,119	4,160,520	1,101,829

Cost of Sales
Contract mining	1,244,649	554,086	2,315,363	765,304
Total Cost of Sales	1,244,649	554,086	2,315,363	765,304

GROSS PROFIT	913,601	213,033	1,845,157	336,525

Operating Expenses
Exploration & development costs	440,402	505,364	922,270	1,116,131
Mining production costs	381,276	74,632	631,535	180,860
General & administrative	111,910	184,301	379,670	563,694
Total Operating Expenses	933,588	764,297	1,933,475	1,860,685

Net Operating Income (Loss)	104,250	(523,326)	14,630	(1,459,286)

Other Income (Expenses)
Interest and other income	10,829	9,568	40,127	21,069
Interest expense	(21,503)	(16,157)	(28,354)	(16,715)
Realized gain (loss) on securities available for sale	(1,177)	- 0 -	443	- 0 -
Bad Debt	- 0 -	- 0 -	(20,000)	- 0 -
Total Other Income (Expense)	(11,851)	(6,589)	(7,784)	4,354

INCOME (LOSS) BEFORE INCOME TAXES	116,602	(617,510)	(179,954)	(1,607,871)

Provision (Benefit) for Income Taxes	- 0 -	- 0 -	- 0 -	- 0 -

Minority Interest	(20)	- 0 -	(1)	- 0 -

NET INCOME (LOSS)	$116,582	$(617,510)	$(179,955)	$(1,607,871)

Net Income (Loss) Per Share ,
Basic and Diluted	$ NIL	$(0.01)	$ NIL	$(0.03)

Weighted Average Shares Outstanding	53,084,175	48,824,432	52,997,150	49,136,018

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
	Restated	Restated

Net Loss	$(179,955)	$(1,607,871)

Other Comprehensive Income:
Change in market value of investments	443	- 0 -

Net Comprehensive Loss	$(179,512)	$(1,607,871)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
	Restated	Restated

Cash Flows From Operating Activities:
Net Loss	$(179,955)	$(1,607,871)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation	166,012	61,517
Non-cash exercise of warrants for bonus	35,000	- 0 -
Stock issued for services	- 0 -	45,000
Non-cash compensation expense	377,076	88,151
Minority interest	1	- 0 -
Realized gain on securities available for sale	(443)	- 0 -
Change in Operating Assets and Liabilities:
(Increase) decrease in:
A ccounts receivable	(237,816)	(217,968)
Accounts receivable - related party	9,641	- 0 -
D eposits and prepaids	(76,516)	59,239
M ining supplies	(33,399)	- 0 -
Advances	60	602
Increase (decrease) in:
A ccounts payable and accrued expenses	111,155	78,782
Net Cash Provided (Used) by Operating Activities	170,81 6	(1,492,548)

Cash Flows from Investing Activities:
Purchases of equipment	(622,40 9)	(323,331)
Purchases of land	- 0 -	(129,053)
Issuance of notes receivable	(152,000)	- 0 -
Net Cash Used by Investing Activities	(774,40 9)	(452,384)

Cash Flows from Financing Activities:
Payments on notes payable	(98,622)	(16,528)
Payments on leases payable	(119,735)	(92,704)
Proceeds from notes payable	- 0 -	110,000
Proceeds from issuance of common stock	2,115,858	772,045
Net Cash Provided by Financing Activities	1,897,501	772,813

Increase (Decrease) in Cash	1,293,908	(1,172,119)

Cash and Cash Equivalents, Beginning of Period	217,102	2,215,929

Cash and Cash Equivalents, End of Period	$1,511,010	$1,043,810

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For the Six Months Ended
	June 30,
	2007		2006
	Restated		Restated
Cash Paid For:
Interest		$28,354		$16,715
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment financed through leasing		$267,909		$143,726
Stock issued for settlement of debt		$8,633	$	- 0 -
Stock issued in payment of note	$	- 0 -		$10,000

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

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

In September 1997, the Company became active again .   During the periods ended June 30, 2007 and 2006, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil engineering industries. Historically, the Company’s contract mining operation has been its sole source of revenue and income.

In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (Park Copper), an Idaho corporation.   Park Copper holds mining claims in northern Idaho.

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

The Company operated a contract mining business under the trade name Atlas Fausett Contracting (“AFC”).  AFC was engaged in exploration and mine development as well as preparatory work such as site evaluation, feasibility studies, trouble-shooting and consultation.  AFC's projects include all types of underground mine development, rehabilitation and diamond drilling.  On December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate efforts on commercializing the halloysite clay deposit at the Dragon Mine.  There are no plans to resume the contract mining business.

In October 2007, management announced its intention to cease development activities at the mine until both a resource survey and an appropriate system to processing system could be obtained.  In 2008, the Company hired a geological consulting firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.

ATLAS MINING COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of June 30, 2007 and December 31, 2006, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

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

Compensated Absences
Certain employees of the Company at the management level are paid vacation pay.  At the periods ended June 30, 2007 and 2006, the Company accrued compensated absences of $0.

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At June 30, 2007 and December 31, 2006, total cash balances were $1,511,010 and $217,102, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

During the periods ended June 30, 2007 and 2006, the Company received 94% and 86%, respectively, of contract service revenue from two major customers noted as follows:

	% of	% of
June 2007 Customers	Revenues	Receivables
Customer A	65%	45%
Customer B	29%	44%

	% of	% of
June 2006 Customers	Revenues	Receivables
Customer A	16%	3%
Customer B	70%	48%

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share
The Company has adopted SFAS No. 128, “ Earnings Per Share, ” which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at June 30, 2007 consisted of 3,773,333 in options.  Common stock equivalents at June 30, 2006 consisted of 3,500,000 in options and 1,164,000 in warrants.  Common stock equivalents at June 30, 2007 and 2006 were considered but were not included in the computation of loss per share at June 30, 2007 and 2006 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2007:
Basic EPS
Net income to common shareholders (restated)	$116,582	53,088,087	NIL
For the six months ended June 30, 2007:
Basic EPS
Net loss to common shareholders (restated)	$(179,955)	52,910,485	NIL

For the three months ended June 30, 2006:
Basic EPS
Net loss to common shareholders (restated)	$(617,510)	48,824,432	$(0.01)
For the six months ended June 30, 2006:
Basic EPS
Net loss to common shareholders (restated)	$(1,607,871)	49,136,018	$(0.03)

Fair Value of Financial Instruments
The Company’s financial instruments, as defined by SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments ,” include cash equivalents, available for sale securities, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2007 and December 31, 2006.  The Company has no investments in derivative financial instruments.

Impairment of Assets
In August 2001, SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ” established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.   At June 30, 2007 and 2006, no impairments were recognized.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At June 30, 2007 and 2006, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amounts held in mining supplies at June 30, 2007 and December 31, 2006 were $35,399 and $2,000, respectively.

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

Depreciation expense for the periods ended June 30, 2007 and 2006 totaled $166,012 and $61,517, respectively.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatement and Correction of Error
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “ Accounting Changes and Error Corrections, ” that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.  The Company has restated its June 30, 2007 and December 31, 2006 financial statements for corrections of errors. See Note 3.

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the periods ended June 30, 2007 and 2006, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 157-4, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly .” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “ Interim Disclosures about Fair Value of Financial Instruments ”. This FSP amends SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments ” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “ Recognition and Presentation of Other-Than-Temporary Impairments ”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “ Accounting Standards Codification ” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

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

On March 19, 2008, the FASB issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
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

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123(R), “ Share-Based Payments ,” using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R).  Accordingly, compensation expense of $377,076 and $88,151 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended June 30, 2007 and 2006, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Tax Collected from Customers
Emerging Issues Task Force Issue No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement ” allows the Company’s management to determine whether sales tax or other excise taxes applied to specific types of transactions or items will be presented on a gross basis (included in revenue) or net basis (excluded from revenues).  During the periods ended June 30, 2007 and 2006, the Company’s revenues were from contract mining through labor only contracts.  Taxing authorities in the jurisdictions where these services were performed either did not require collection of sales tax or equivalent excise taxes, or provided the Company’s customers sales tax exemptions status as the primary business conducted was mining.  Therefore, at the periods ended June 30, 2007 and 2006, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

The following is a summary of the restatements for 2006:

Decrease in cost of sales for contract mining	$77,711
Increase in unrecorded liabilities	7,750
Increase in contract mining production costs	161,236
Increase in general administrative costs, compensation	233,881
Decrease in interest income	112
Increase in realized loss on available for sale securities	39,219
Increase in a settlement of contract	250,000
Decrease in miscellaneous income	3,774
Subtotal	118,261
Income tax effect of restatement	63,269
Total increase in 2006 net loss	$181,530

The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

Balance Sheet as of December 31, 2006

	Previously Reported	Increase (Decrease)	Restated

Current Assets (a)(c)	$1,281,739	$(1,108)	$1,280,631
Property and Equipments (b)	2,977,933	(149,113)	2,828,820
Total Assets	4,309,881	(200,430)	4,109,451
Current Liabilities (d)	638,368	114,009	752,377
Long-term Liabilities (e)	216,721	(87,240)	129,481
Total Liabilities	855,089	26,769	881,858
Stockholders’ Deficit:
Accumulated Deficit – December 31, 2005 (f)	(9,649,505)	(1,146,697)	(10,796,202)
Net Income (Loss) for 2006	(1,992,922)	(118,261)	(2,111,183)
Accumulated Deficit – December 31, 2006	(12,789,124)	(118,261)	(12,907,385)
Total Liabilities and Stockholders’ Equity	4,309,881	(1,134,703)	3,175,178

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2006

	Previously Reported	Increase (Decrease)	Restated

Revenue – Contract Mining	$3,799,204	$-0-	$3,799,204
Cost of Sales (g)	2,689,530	(77,711)	2,611,819
Gross Profit	1,109,674	77,711	1,187,385
Exploration and Mining Production Costs (h)	2,143,161	168,986	2,312,147
General & Administrative Expenses (i)	991,266	233,881	1,225,147
Loss from Operations	(2,024,753)	(325,156)	(2,349,909)
Interest Expense	(20,074)	-0-	(20,074)
Interest Income	30,188	(112)	30,076
Realized Loss on Securities (j)	- 0 -	(39,219)	(39,219)
Settlement on contract (k)	- 0 -	250,000	250,000
Other Income	21,327	(3,774)	17,553
Minority Interest	(510)	-0-	(510)
Income (Loss) before Taxes	(1,992,922)	(118,261)	(2,111,183)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	$(1,992,922)	$(118,261)	$(2,111,183)

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
(d) – Correction of an error to record an accrual of previously unrecorded liability (exploration and development services) in the amount of    $97,650 for the year ended December 31, 2005.  Accrual of previously unrecorded liability (exploration and development services) in the amount of $7,750 for the year ended December 31, 2006.  Accrual of previously unrecorded liability for wages and associated payroll tax liabilities (mining production costs) in the amount of $22,046 for the year ended December 31, 2006.
(f) – Correction of an error to write-off deposits previously recorded in the amount of $10,138.
(f) – Correction of an error to record deferred revenue in the amount of $250,000 that was previously recorded as earned revenue in 2004, subsequently recorded as settlement on a contract at December 31, 2006.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

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

Adjustments to the quarters ended June 30, 2007 and June 30, 2006
The financial statement information for the quarters ended June 30, 2007 and 2006 has been restated to correct for previous accounting errors, including unrecorded liabilities, the misapplication of SFAS No. 123(R), incorrect recording of assets, and reclassification of long-term liabilities.  A summary of the changes to the previously issued balance sheet and income statement are as follows:

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Balance Sheet as of June 30, 2007

	Previously Reported	Increase (Decrease)	Restated

Current Assets (a)(b)	$2,937,147	$(24,028)	$2,913,119
Property and Equipment (c)	3,710,629	(149,113)	3,561,516
Long-term Note Receivable (d)	172,000	(20,000)	152,000
Total Assets	6,819,776	(193,141)	6,626,635
Current Liabilities(e)(f)	669,762	85,629	755,391
Long-term Liabilities (f)	344,741	(57,567)	287,174
Total Liabilities	1,014,503	28,062	1,042,565
Minority interest	50,307	2,107	52,414
Common stock (g)	17,559,819	1,065,531	18,625,350
Accumulated Deficit	(11,590,192)	(1,497,147)	(13,087,339)
Accumulated other comprehensive income (loss)(h)	(214,661)	210,306	(4,355)
Total Liabilities and Stockholders’ Equity	6,819,776	(193,141)	6,626,635

Statement of Operations and Comprehensive Loss for the Periods Ended June 30, 2007 and 2006

	Previously	Increase	As
	Reported	(Decrease)	Restated
2007
Cost of Sales – Contract Mining (i)	$2,212,415	$102,948	$2,315,363
Mining production costs (j)	631,535	(49,930)	581,605
General & administrative expenses (k)	379,670	133,782	513,452
Interest income (l)	50,174	(10,047)	40,127
Interest expense (m)	(12,549)	(15,805)	(28,354)
Realized gain on securities (n)	- 0 -	443	443
Bad debt expense (d)	- 0 -	(20,000)	(20,000)
Minority Interest (o)	(20)	19	(1)
Net Income (Loss)	$52,235	$(232,190)	$(179,955)

2006
Cost of Sales – Contract Mining (p)	$700,430	$64,874	$765,304
Exploration & development costs (q)	1,116,131	7,080	1,123,211
General and administrative expense (r)	563,694	80,985	644,679
Interest expense (s)	(16,453)	(262)	(16,715)
Net Loss	$(1,454,590)	$(153,281)	$(1,607,871)

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

The financial results presented in this report reflect the restatement of the Company’s financial results as follows:
(a) – Correction of presentation of related party receivables originally included as trade receivables in the amount of $1,498.
(b) – Expiration of prepaids in the net amount of $10,137 for the period ended June 30, 2007.
(c) – Correction of an error involving exploration expenses originally classified as the acquisition of land via long-term debt for the year ended December 31, 2006.  Correction of the error included a reduction in land and tunnels in the amount of $169,613, and a reduction in long-term debt in the amount of $100,677.  Correction of the error included an increase in land and tunnels for stock issued below fair market value of $20,500 for the year ended December 31, 2005.
(d) – Correction of an error of long-term notes receivable in the amount of $20,000 for the period ended March 31, 2007 as such debt was deemed uncollectible and recognized as bad debt.
(e) – Accrual of previously unrecorded liability (exploration and development services) in the amount of $97,650 for the year ended December 31, 2005.  Accrual of previously unrecorded liability (exploration and development services) in the amount of $7,750 for the year ended December 31, 2006.  Accrual of workers’ compensation payable in the amount of $7,535 for the period ended June 30, 2007.
(f) – Correction of classification of long-term debt for the year ended December 31, 2006.  Certain amounts of long-term debt were incorrectly classified as notes payable instead of long-term capital leases.  Thus, the restatement includes increases to leases payable and decreases to notes payable.
(g) – The Company restated the previously issued quarterly unaudited financial statements for the period ended June 30, 2007 to properly reflect accounting for valuation of vested stock options, pursuant to SFAS No. 123(R).  It has been determined that the expense connected with the vesting of stock options was understated by $189,258.
(h) – Correction of an error in the amounts recorded as unrealized losses on available for sale securities.  The amount was reduced by $210,306 due to the Company’s recognition of permanent impairment losses at December 31, 2004, 2005 and 2006 and June 30, 2007.
(i) – Reclassification of amounts in cost of sales – contract mining in the amount of $102,948 for the period ended June 30, 2007.
(j) – Correction of an error of mining production costs in the amount of $49,930 for the period ended June 30, 2007.
(k) – Correction of an error of general and administrative expenses in the amount of $133,782 for the period ended June 30, 2007.
(l) – Correction of an error of interest income in the amount of $10,047 for the period ended June 30, 2007.
(m) – Correction of an error of interest expense in the amount of $15,805 for the period ended June 30, 2007.
(n) – Correction of an error in the recognition of realized losses on the permanent impairment of available for sale securities in amount of $443 for the period ended June 30, 2007.
(o) – Correction of an error of minority interest in the amount of $2,107 for the period ended June 30, 2007.
(p) – Reclassification of amounts in cost of sales – contract mining in the amount of $64,874 for the period ended June 30, 2006.
(q) – Correction of an error of exploration and development costs in the amount of $7,080 for the period ended June 30, 2006.
(r) – Correction of an error of general and administrative expenses in the amount of $80,985 for the period ended June 30, 2006.
(s) – Correction of an error of interest expense in the amount of $262 for the period ended June 30, 2006.

ATLAS MINING COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

NOTE 4 – NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of June 30, 2007:

June 30,
2007
Restated
Note payable to an insurance company due in monthly installments of $2,875, including interest at 5.75%. The note matures in April 2008	$24,766

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.	36,434

Note payable to an insurance company due in monthly installments, including interest at 8.60%. The note matures in May 2007.	2,801

Total Notes Payable	64,001
Less: Current Portion	(45,293)

Total Long-Term Liabilities	$18,708

Future minimum principal payments on notes payable are as follows:

2007	$27,836
2008	26,684
2009	9,481
$64,001

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

NOTE 4 –  NOTES AND LEASES PAYABLE (CONTINUED)

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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2007:

June 30,
2007
Restated

2007	$88,879
2008	122,054
2009	102,840
2010	80,795
2011	77,373
2012	11,932
Total Minimum Lease Payments	483,873
Less: Amount Representing Interest	(103,437)
Present Value of Net Minimum Lease Payments	380,436
Current Net Minimum Lease Payments	(111,970)
Long-Term Net Minimum Lease Payments	$268,466

The following is an analysis of the leased property under capital leases by major classes:

Classes of Property	June 30, 2007

Mining Equipment	$369,804
Vehicles	78,373
Other	286,088
Less: Accumulated Depreciation	(88,934)
TOTAL	$645,331

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 4 –  NOTES AND LEASES PAYABLE (CONTINUED)

OPERATING LEASES

The Company had rental expense under operating leases of $0 at both June 30, 2007 and 2006.  The Company’s office space is expensed at a rate of $300 per month, but no lease exists with the landlord.

During September 2007, the Company entered into a rental lease agreement for its office space with its then CEO, Robert Dumont.  The lease was month to month at a rate of $3,300 per month, and was terminable by either party with thirty days written notice.  The Company terminated the lease the beginning of December 2007.

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

NOTE 5 – RELATED PARTIES

The Company is a related party to Clearwater Mines, Inc. (“Clearwater”), an entity with common officers (William Jacobson) and directors (William Jacobson).  During the year ended December 31, 2006, the Company paid $3,188 to Clearwater as a stock assessment to retain ownership in Clearwater common stock.  At June 30, 2007 and December 31, 2006, Clearwater owed the Company $ 1,498 and $11,139, respectively, for services provided to Clearwater by the Company’s administrative staff.

In January 2007, the Company received 502,090 shares of common stock in Clearwater for payment of a loan.  The original loan amount of $50,000 was fully reserved as bad debt at the year ended December 31, 2005 as management deemed the debt to be permanently uncollectible.  The shares received as payment had no identifiable market value and are held by the Company at a zero basis.

On March 19, 2007, the Company extended a short-term loan for $20,000 to KAT Exploration, a related party with common ownership interest through its former CEO, William Jacobson.  The loan does not have a defined payment schedule, interest rate, termination date and is uncollateralized.  The Company believes that the probability of collecting the principal value of the note is remote and has written off the amount as bad debt expense at December 31, 2007.

In September 2007, the Company entered into a rental lease for its office space with its then CEO, Robert Dumont. See Note 4.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At the periods ended June 30, 2007 and December 31, 2006, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended June 30, 2007 and December 31, 2006, 53,088,838 and 51,278,334 shares were issued and outstanding, respectively.   At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

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

2007
During the six months ended June 30, 2007, 273,430 warrants held by several unaffiliated individuals were exercised for shares of restricted common stock at prices ranging between $0.25 and $0.70 per share for a total of $135,858 in cash.

During the six months ended June 30, 2007, the Company purchased a warrant for 50,000 shares of its common stock from a shareholder for $20,000.  This warrant was subsequently granted to and exercised in a cashless exercise by Mr. Price, a Company employee.  This warrant was granted to Mr. Price to satisfy a bonus of $35,000 due to him by the Company.

IBS Capital exchanged a stock subscription agreement for 1,481,482 shares of restricted stock at a price of $1.35 per share for a total of $2,000,001 in cash.

On April 9, 2007, the Company issued a total of 4,592 shares of stock in payment of exploration services.

On April 27, 2007, the Company issued a total of 1,000 shares of stock in exchange for shares in Park Copper and Gold.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 7 –	STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

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

The term of each option granted is determined by the committee and cannot be for more than five years from the date the option is granted.  The option price per share with each option granted is defined as 85% of market value.  At June 30, 2007 and December 31, 2006, all options were immediately exercised upon grant.

During the years 2002 through 2005, the Company issued S-8 shares to individuals who were not eligible to receive S-8 shares pursuant to the rules of the 2002 Consultant Plan.  The Company issued 14,635,370 S-8 shares for $3,467,226 in violation of the rules of the plan.  During the years ended December 31, 2002 through 2005, 1,941,277 shares were issued from the plan for $481,432 which were not in violation of the plan.  During the year ended December 31, 2006, the Company issued 70,000 shares from the plan for $72,765 that was not in violation of the plan. As of December 31, 2006, the Company had issued a total of 16,646,647 S-8 shares under the 2002 Consultant Plan.  At June 30, 2007, 1,353,353 shares remained under the plan.

Non-qualified Stock Option Plan
In November 1998, the Company adopted a Non-qualified Stock Option Plan authorizing the granting to officers, directors, and employees options to purchase common stock.  The plan became effective January 13, 1997 and expired 10 years after such date.  Options were to be granted by the Administrative Committee, which was to be elected by the Board of Directors.  The number of options granted under this plan and any other plans active was not exceed 10% of the currently issued and outstanding shares of the Company’s common stock and no individual may be granted options that exceed 5% of the currently issued and outstanding shares of the Company.  The term of each option granted was to be determined by the Committee and could not be for more than five years from the date the option was granted.  The Administrative Committee was to set the exercise price of the option on the date of grant.  At June 30, 2007 and December 31, 2006, the Company had 2,688,577 and 3,773,333 options outstanding under the plan.

Incentive Stock Option Plan
In November 1998, the Company adopted an Incentive Stock Option Plan. The plan expired 10 years from the date of adoption.  The stock option plan permitted the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The options granted under this plan and any other active plans were not to exceed 10% of the currently issued and outstanding shares of the common stock and no individual was to be granted options that exceeded 5% of the currently issued and outstanding common stock of the Company.  The price of shares purchased was to be equal to or greater than the fair market value of the common stock at the date with a term of five years.  At June 30, 2007 and December 31, 2006, no options were outstanding under this plan.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 7 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

During 2006, the Company’s Board of Directors approved an option to Ronald Price, the then CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to 1,000,000 shares of common stock over a two-year period.  The first 500,000 shares were exercisable within a range of $1.51 to $1.48 per share, and the remaining 500,000 shares were exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the Non-qualified Stock Option Plan.  The options vested 25% on July 14, 2006, January 14, 2007, July 14, 2007, and January 14, 2008.  At June 30, 2007 and 2006, the Company recorded $288,925 and $0 in compensation expense, respectively.

During 2004, the Company’s Board of Directors approved an option to William Jacobson, the then CEO of Atlas Mining Company to acquire up to 3,500,000 shares of common stock over a five-year period at $0.18 per share.  These options were issued under the 1998 Non-qualified Stock Option Plan. 1,500,000 options vested on January 1, 2005 and the Company recorded $200,200 in compensation expense in accordance with APB 25. 500,000 options vest each January 1, 2006 through 2009. At June 30, 2007 and 2006, the Company recorded $88,151 of compensation expense in accordance with SFAS No. 123(R).

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 7 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The significant weighted average assumptions relating to the valuation of the Company’s options for the six months ended June 30, 2007 and the year ended December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Dividend Yield	0%	0%
Expected Life	3 - 5 years	3 - 5 years
Expected Volatility	39.65% - 86.91%	39.65% - 86.91%
Risk-Free Interest Rate	3.44%	3.44%

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the periods ended June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	3,773,333	$0.52	3,500,000	$0.18
Granted	- 0 -	- 0 -	1,000,000	1.51
Exercised	- 0 -	- 0 -	(726,667)	0.18
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	3,773,333	$0.52	3,773,333	$0.52
Exercisable at end of period	2,275,833	$0.47	1,523,333	$0.40

A summary of the status of the options outstanding at June 30, 2007 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.18	2,773,333	2.25 years	$0.18	1,775,833	$0.18
$1.51	1,000,000	2.08 years	$1.59	500,000	$1.51
	3,773,333			2,273,333

The Company had 2,250,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.61 per share.  At June 30, 2007, the Company had 1,500,000 non-vested options with a weighted average grant date fair value of $0.60 per share.  The unexercised options expire between July 15, 2009 and October 1, 2009.

At December 31, 2007, the former CEO of Atlas Mining Company had 1,688,577 of unexercised options that expired in July 2008 pursuant to the termination of the employment contract with the Company.  The Company’s CEO of Nano Clay and Technologies, Inc. had 1,000,000 of unexercised options that expired in December 2008 pursuant to the termination of the employment contract with the Company.

At June 30, 2007, the total compensation cost of $854,724 for unvested shares is expected to be recognized over the next 2.25 years on a weighted average basis.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 7 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Stock Warrants
The Company issued warrants pursuant to a private placement of stock during 2004 and 2005.  A summary of the status of the warrants available for exercise at June 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	327,430	$0.50	1,604,410	$0.45
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Exercised	(323,430)	$0.50	(1,256,980)	$0.38
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	(4,000)	- 0 -	(20,000)	$0.50
Outstanding at end of period	- 0 -	- 0 -	327,430	$0.50
Exercisable at end of period	- 0 -	- 0 -	327,430	$0.50

At the period ended June 30, 2007, there were no stock warrants outstanding.

ATLAS MINING COMPANY AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

As consideration for the agreement, NaturalNano paid $250,000 to Atlas and Atlas issued 750,000 warrants to NaturalNano at an exercise price of $0.35.

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
June 30, 2007 and 2006

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

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

David Taft
On October 17, 2008, the Board of Directors appointed David A. Taft as a director of the Company and determined that Mr. Taft is to be compensated for his services as a director at the rate of $10,000 a quarter. At the election of Mr. Taft, any such payment may be made in cash or in restricted common stock of the Company whose price shall be the average price per share at the daily closing of the last five trading days leading up to the first business day of the quarter to which such payment applies.  Issuance of shares to Mr. Taft will be made in reliance on the exemption found in Section 4(2) of the Securities Act of 1933

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS (CONTINUED)

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
June 30, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS

Related Party Loan
On December 31, 2007, it was determined by management that a loan to a related party was deemed uncollectible and was impaired to the value of $0.

Determination to Restate Financial Statements
On October 5, 2007, the chief executive officer and chief financial officer of Atlas Mining Company (the “Company”) determined that it would be necessary to restate the Company’s audited consolidated financial statements and other financials as more fully described in Note 3.

William Jacobson
Effective as of July 9, 2007, in conjunction with Mr. Dumont’s appointment as the new Chief Executive Officer and President of Atlas Mining Company (the “Company”) discussed below, Mr. William T. Jacobson, who had been serving as the Company’s Chief Executive Officer and President, no longer served in such capacities but continued to serve the Company in an advisory capacity and his employment contract shall continue through its expiration.  Mr. Jacobson continued in his capacity as Chairman of the Company’s Board of Directors.  On November 30, 2007, upon the resignation of Mr. Dumont, Mr. Jacobson was appointed interim Chief Executive Officer and President.  Mr. Jacobson resigned as Chief Executive Officer and President and as a director on June 27, 2008.

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

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

Settlement Agreement (Continued)
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

OVERVIEW
We operate a contract mining business, Atlas Fausett Contracting, and own a mineral resource, the Dragon Mine, located in Eureka Utah.  Historically our primary source of revenue was generated by contract mining operations.  On December 31, 2008 we discontinued our contract mining efforts due to economic conditions and the decision to concentrate our efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.

Property Exploration

We intend to continue focus on commercializing the Dragon Mine.   We do not intend to seek out and acquire other properties.

In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the three month period ending June 30, 2007 and 2006 were $ 922,270 and $ 1,123,211 , respectively, on the halloysite clay project.

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

RESULTS OF OPERATIONS

Revenues for the three month period ended June 30, 2007 were $2,158,250 and $767, 119 for the same period ending June 30, 2006, or an increase of 177% .  Revenues for the six month period ended June 30, 2007 were $4,160,520 and $1,101,829 for the same period ended June 30, 2006, or an increase of 277% .  The main difference was caused by the increase in contracting revenues for both periods in 2007 as compared to the previous year.   The increase in contracting revenues was driven by an increase in the number of contracts worked on during the quarter versus the same period in 2006.  During the three and six months ended June 30, 2007, the contract mining segment worked on three contracts versus one contract during the same periods in 2006.

Gross profit for the three month period ended June 30, 2007 was $ 913,601 compared to $ 213,033 for the same period ended June 30, 2006, a n increase of 329% .  Gross profit for the six month period ended June 30, 2007 was $1, 845 , 157 compared to $ 336 , 525 for the same period ended June 30, 2006, or an increase of 449%.  This was due to the increased revenues for the periods ended June 30, 2007 over the same periods ended June 30, 2006.   The increase in contracting revenues and gross profit was driven by an increase in the number of contracts worked on during the quarter versus the same period in 2006.  During the three and six months ended June 30, 2007, the contract mining segment worked on three contracts versus one contract during the same periods in 2006.

Total operating expenses for the three month period ended June 30, 2007 were $ 785 , 148 compared to $ 823 , 954 for the same period ending June 30, 2006, or a de crease of 5%.  Total operating expenses for the six month period ended June 30, 2007 were $ 2 , 017 , 327 compared to $1, 948 , 750 for the same period ended June 30, 2006.  The increase is primarily attributed to the increase in mining production costs.

Our net profit (loss) for the three month period ended June 30, 2007 was $ 116 , 328 compared to ($ 617 , 510 ) for the same period ended June 30, 2006, or an increase of $ 733 , 838 ( 119%).  For the six month period ended June 30, 2007, net loss was $ 179 , 955 compared to $1, 607 , 871 for the same period ending June 30, 2006, or a decrease of 89%.  The increase realized during the three and six months ended June 30, 2007 is due to a significant increase in contract mining revenues, coupled with a reduction in the cost of performing contract mining services.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2006, our activities had been financed primarily through the sale of equity securities and borrowings, coupled with revenues from contract mining .  During the six month period ended June 30, 2007, our activities have been primarily financed through contract mining activities, and sales of equity securities.  For the three month periods and the six month periods ended June 30, 2007 and June 30, 2006, contract mining accounted for 100% of the revenue.  Our current asset and debt structure is explained below.

Our total assets as of June 30, 2007 were $6, 626 , 635 compared to $4, 109 , 451 as of December 31, 2006, or an increase of $2, 517 , 184 .  For the six month period ended June 30, 2007, the Company has increased its current assets by $1, 632 , 488 , and increased its fixed assets by $898,708 through acquisitions of additional mining equipment and vehicles.

Total liabilities were $1, 042 , 565 as of June 30, 2007, compared to $ 881 , 858 as of December 31, 2006.  The Company acquired mining equipment during the period ended June 30, 2007 to facilitate increased contract mining activities.  The following debts are still outstanding:

•	A note payable for equipment due in monthly installments of $2, 875 , including interest of 5 .75%, with a balance of $ 24,767 .
•	A note payable for equipment due in monthly installments of $1,605, including interest of 17.00%, with a balance of $36,434.
•	A lease payable for equipment due in monthly installments of $676, including interest of 0.99%, with a balance of $8,068.
•	A lease payable for equipment due in annual installments of $15,573, including interest of 8.59%, with a balance of $61,225.
•	A lease payable for equipment due in monthly installments of $479, including interest of 0 .19%, with a balance of $12,945.
•	A lease payable for a vehicle due in monthly installments of $688, including interest of 7. 49%, with a balance of $ 20,481 .
•	A lease payable for equipment due in monthly installments of $3,518, including interest of 18.05%, with a balance of $120, 999 .
•	A lease payable for equipment due in monthly installments of $1,075, including interest of 0%, with a balance of $ 34,412 .
•	A lease payable for equipment due in monthly installments of $1,632, including interest of 3%, with a balance of $88,019.
•	A note payable to an insurance company for insurance premiums with a balance of $2,801 , including interest at 8.60% and maturing in July 2007 .
•	A capital lease payable for equipment due in monthly installments of $2,144, including interest of 19.00%, with a balance of $20,422
•	A capital lease payable for equipment due in monthly installments of $1,715, including interest of 11.48% with a balance of $13,906
•
Current liabilities including accounts payable and accrued expenses due as of June 30, 2007 were $ 598,128 and are the result of daily operations and accrued taxes.  We also carry a liability of $50, 414 to the minority interest in a subsidiary.

Our principal sources of cash flow during the first six months of 2007 was from contracting activities which provided an average of $693,420 per month for the six month period ended June 30, 2007, and averaged $183,638 per month for the same period in 2006.  In addition, we rely on our credit facilities and public or private sales of equity for additional cash flow.

Cash flow from financing activities for the six month period ended June 30, 2007 was $ 1 , 897 , 501 compared to $ 772,813 for the same period in 2006, a difference of $1, 124 , 688 .  The major factor for the difference was receipt of proceeds from issuance of common stock in January 2007.

The Company used $ 794 , 409 from investing activities for the six month period ended June 30, 2007, compared to using $ 452 , 384 in the same period in 2006, a difference of $ 342 , 025 .  This was attributed to purchases of more equipment in the period ended June 30, 2007 compared to the same period in 2006.

Cash flows provided by (used by) operating activities for the six month period ended June 30, 2007 was $ 190 , 816 compared to ($1, 492 , 548 ) for the same period in 2006, a difference of $1, 683 , 364 .  In the six month period in 2007, we had net income after income taxes, as compared to a net loss after income taxes for the same period ended in 2006.

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION AND RESULTS OF THE INVESTIGATION

Background
On October 9, 2007 the Company filed a report on Form 8-K with the Securities and Exchange Commission for        the purpose of making certain disclosures and attaching a press release.  The 8-K and the press release indicated that the Company’s chief executive officer and chief financial officer determined that it would be necessary to restate the Company’s audited consolidated financial statements and other financial information.  The 8-K stated “the determination to restate resulted from recent discussions with a customer and the subsequent discovery that the Company had not properly accounted for cash received in 2004 as a deposit for the sale of halloysite clay from the Company’s Dragon Mine.  The deposit was improperly recorded as revenue for the year ended December 31, 2004.”

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

The Investigative Team’s review included a broad and extensive document review including the Company’s stock compensation plans, stock transfer records, minutes of the board meetings, press releases and public filings, accounting and banking books and records and e-mails and related attachments of the Company’s current and certain former employees, officers and directors.  The Investigative Team also conducted interviews of the Company’s current and certain former officers, directors, employees and advisors who appeared to have knowledge of the issues being investigated.  Three of the Company’s former officers and two of the Company’s former consultants declined to be interviewed.  The Company placed no limitations on the investigation and cooperated with the investigation, providing requested documents and data and, where possible, making management and the Company’s employees available for interviews.

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

•
In 2003 we issued 2.8 million restricted shares for supposed services purportedly in reliance on the private placement exemption from registration set forth in Section 4(2) of the Securities Act.  However, we did not determine whether the recipients satisfied a condition of the exemption (that is, whether the recipients took the shares with the intent to resell only pursuant to an effective registration statement or an exemption from registration).  In some cases we instructed our transfer agent to transfer these shares prior to the applicable holding period under Rule 144 that is an exemption from registration.  1.4 million of these shares were issued to a family member of Mr. Jacobson and this transaction appears to have been, among other things, a director conflict of interest transaction, which did not receive proper authorization from the Board of Directors.

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
•
The Company named Morris D. Weiss as Chief Restructuring Officer.  His duties will include oversight and management of litigation and property dispositions other than Dragon Mine that the Company intends to operate; advising the Board as to other restructuring matters and such other matters that may be assigned to him by the Board.

•
The Company dismissed Chisholm, Bierwolf & Nilson, LLC (“Chisholm”) as independent auditors and retained PMB Helin Donovan LLP (“PMB”) as independent auditors for the purposes of (i) auditing the financial statements for the years ended December 31, 2005, December 31, 2006 and December 31, 2007 (ii) conducting limited audit procedures on the financial statements for the year ended December 31, 2004, and (iii) reviewing financial statement s for the first Fiscal Quarter 2008, 2007 and 2006, the second Fiscal Quarter 2008, 2007 and 2006, and third Fiscal Quarter 2008, 2007 and 2006.

Dragon Mine
In te October 9, 2007 8-K the Company indicated that mining activities at the Dragon Mine had been suspended pending an independent, third-party geologic review and detailed evaluation of the nature and extent of the Dragon Mine halloysite deposit.  The operations continue to be suspended.  The October 9, 2007 8-K also referred to insufficient mine planning and inadequate processing facilities.  The Company has retained an independent geological consulting firm to both conduct a resource survey of the Dragon Mine and develop a processing system for the mine’s potential mineral production.

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

ITEM 3.                   CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of June 30, 2007, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Atlas Mining Company’s financial condition as of June 30, 2007 and December 31, 2006, and results of its operations and cash flows for the quarters ended June 30, 2007 and 2006, in conformity with United States generally accepted accounting principles (GAAP).

(b)           Changes in Internal Controls.

The Company has begun to implement changes in its internal control procedures.  The changes have been made as there has been an addition to the accounting staff and segregation of duties and reassignment of accounting functions has taken place.  These changes in internal control are viewed to have a positive impact to the disclosure controls present in the company and, thus, creating a stronger control environment.

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

NaturalNano
NaturalNano, Inc. (“NaturalNano”) has notified us that it believes we are in breach of an agreement entered with NaturalNano in 2004, which included the following:

1.	Our making available to NaturalNano a portion of our supply of unprocessed clay at the Dragon Mine, and;

2.
A commitment by NaturalNano to process the clay at its expense, including an agreement by NaturalNano to provide, at its expenses, technical, financial and operating support to provide a particle separation and sizing process at the Dragon Mine site.

As consideration for the agreement NaturalNano has paid us $250,000 and we issued 750,000 warrants to Natural Nano with an exercise price of $0.35.

NaturalNano has made a claim against the Company seeking to recover the $250,000 it believes is due to as art of the 2004 transaction.  The Company has made a counterclaim for monies received by NaturalNano from the sale of Atlas warrants issued to NaturalNano.  As of the date of the filing of this report, NaturalNano has not filed a lawsuit.  If a lawsuit were to be filed by NaturalNano, we would vigorously contest such a lawsuit.

Securities Litigation
We, certain of our directors and former officers and employees, our prior auditor, Chisolm, Bierwolf & Nilson, LLC, and Nano Clay and Technologies, Inc. our, now defunct, wholly-owned subsidiary, are defendants in a class action, filed on October 11, 2007, on behalf of purchasers of publicly traded common stock of the Company during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that we damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that we improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to the Company financial statements.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.  Our former officers and employees have requested, with respect to this action, payment of their attorneys’ fees and indemnification. Lead counsel in this case has been selected.  The Company has indicated that it intends to vigorously defend this action.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2007, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.  With the exception of the sales of 1,481,482 made on January 9, 2007, current management has not verified that the purchasers were accredited investors or whether the conditions of the 4(2) exemption were satisfied.

On January 3, 2007, the Company issued 40,000 shares of common stock for $20,000 for the redemption of outstanding warrants.

On January 9, 2007, the Company issued 1,481,482 shares of common stock to an accredited investor for $2,000,001 for exercise of a subscription agreement.

Also on January 9, 2007, the Company issued 230,000 shares of common stock for $115,000 for the redemption of outstanding warrants.

On January 12, 2007, the Company issued 3,430 shares of common stock for $858 for the redemption of an outstanding warrant.

On January 29, 2007, the Company issued 30,570 shares of common stock for $15,000 for the redemption of an outstanding warrant.  An additional 19,430 shares were issued for cash at $.50.

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

ATLAS MINING COMPANY

Dated: July 15, 2009	/s/ A NDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: July 15, 2009	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer