Form 10-Q
period 2007-09-30
ATLAS MINING CO
filed 2009-07-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street, Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	X	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 14, 2007 was 53,088,838.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARIES

THIRD QUARTER 2007 REPORT ON FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets, September 30, 2007 (unaudited) and December 31, 2006	4 - 5

	Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2007 and 2006, and for the Nine Months Ended September 30, 2007 and 2006	6-7

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006	8 - 9

	Notes to the Consolidated Financial Statements (unaudited)	10 - 44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45- 52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54 - 55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signatures

Certification Under Sarbanes-Oxley Act of 2002

PREFATORY NOTE

This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 was required to be filed on November 14, 2007.  On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements, and to file amended Quarterly Reports of Form 10-QSB for the fiscal quarters ended, March 31, and June 30, 2007.

This report includes financial information as of December 31, 2006.  That financial information has been restated.  The restatements at December 31, 2006, March 31, 2007 and June 30, 2007 relate to the matters set forth in Note 3 to the financial statements.

Generally speaking, the narrative portions of this 10-QSB speak as of September 30, 2007, unless otherwise noted.  In this connection, it should be noted that:

•
The only revenues from operations during 2006 and 2007 were generated by the Company’s Contract Mining operations.  Those operations were discontinued and shut down permanently on December 31, 2008 and will not be restarted;

•	Operations at the Dragon Mine were suspended in October 2007 and remained suspended throughout 2008; and

•	The following persons are no longer with the Company:

i.	all persons who were directors as of September 30, 2007;

ii.	all other persons who were directors at times prior thereto who are referred to in the narrative portions of this report,

iii.	the persons (there were two) who served as president and CEO of the Company at any time during 2007; and

iv.	the person who was president and CEO of Nano Clay & Technologies, Inc., our subsidiary, during 2007.

Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors’ conditions, beliefs, and information as of September 30, 2007 and prior thereto.

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
		Restated

Current Assets
Cash and cash equivalents	$1,280,241	$217,102
Accounts receivable	1,159,248	876,355
Accounts receivable – related party	1,618	11,139
Notes receivable	91,645	- 0 -
Investments – available for sale	5,075	3,794
Advances	277	618
Mining supplies	67,075	2,000
Deposits and prepaids	290,649	169,623

Total Current Assets	2,895,828	1,280,631

Property, Plant and Equipment
Land and tunnels	1,076,299	1,076,299
Land improvements	89,876	83,987
Buildings	571,865	291,214
Mining equipment	1,493,686	972,060
Milling equipment	886,982	586,979
Laboratory equipment	75,968	74,174
Office furniture and equipment	34,953	1,300
Vehicles	238,530	150,952
Less: Accumulated depreciation	(625,801)	(408,145)

Total Property, Plant and Equipment	3,842,358	2,828,820

TOTAL ASSETS	$6,738,186	$4,109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
		Restated

Current Liabilities
Accounts payable and accrued liabilities	$497,410	$486,973
Stock awards payable	595,000	- 0 -
Current portion of notes payable	147,055	123,588
Current portion of capital leases payable	163,228	141,816

Total Current Liabilities	1,402,693	752,377

Long-Term Liabilities
Long-term portion of notes payable	14,125	39,035
Long-term portion of capital leases payable	376,525	90,446

Total Long-Term Liabilities	390,650	129,481

TOTAL LIABILITIES	1,793,343	881,858

Commitments & Contingencies	- 0 -	- 0 -

Minority Interest	52,414	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, non-cumulative, non-voting, non-convertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000 shares authorized, 54,173,594 and 51,278,334 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19,107,531	16,087,361
Accumulated deficit	(14,210,078)	(12,907,385)
Accumulated other comprehensive loss	(5,024)	(4,798)

Total Stockholders’ Equity	4,892,429	3,175,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,738,186	$4,109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		Restated		Restated
Revenues
Contract Mining	$1,829,996	$1,144,762	$5,990,516	$2,246,591
Total Revenues	1,829,996	1,144,762	5,990,516	2,246,591

Cost of Sales
Contract Mining	1,090,263	720,496	3,405,626	1,485,800
Total Cost of Sales	1,090,263	720,496	3,405,626	1,485,800
GROSS PROFIT	739,733	424,266	2,584,890	760,791

Operating (Income) Expenses:
Exploration & development costs	401,863	523,505	1,324,133	1,646,716
Mining production costs	243,075	74,938	824,680	255,798
Loss on abandonment of equipment	2,024	- 0 -	2,024	- 0 -
Gain on sale of equipment	(24,095)	- 0 -	(24,095)	- 0 -
General & administrative	1,427,302	386,036	1,940,754	1,030,715
Total Operating Expenses	2,050,169	984,479	4,067,496	2,933,229
Net Operating Loss	(1,310,436)	(560,213)	(1,482,606)	(2,172,438)

Other Income (Expenses)
Interest income	12,436	4,536	48,817	25,605
Interest expense	(1,323)	(3,325)	(29,677)	(20,040)
Realized gain (loss) on securities available for sale	(666)	- 0 -	(223)	- 0 -
Bad debt expense, notes receivable	(150,000)	- 0 -	(170,000)	- 0 -
Gain on revaluation of stock awards	331,000	- 0 -	331,000	- 0 -
Total Other Income	191,447	1,211	179,917	5,565

LOSS BEFORE INCOME TAXES	(1,118,989)	(559,002)	(1,302,690)	(2,166,873)

Provision (Benefit) for Income Taxes	- 0 -	- 0 -	- 0 -	- 0 -

Minority Interest	- 0 -	- 0 -	- 0 -	- 0 -

NET LOSS	$(1,118,989)	$(559,002)	$(1,302,690)	$(2,166,873)

Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.01)	$(0.02)	$(0.04)
Weighted Average Shares Outstanding	54,002,902	48,824,432	53,278,625	49,136,018

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
		Restated

Net Loss	$(1,302,690)	$(2,166,873)

Other Comprehensive Income:
Change in market value of investments	1,504	- 0 -

Net Comprehensive Loss	$(1,301,186)	$(2,166,873)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2007	2006
		Restated
Cash Flows From Operating Activities:
Net Loss	$(1,302,690)	$(2,166,873)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Depreciation	266,777	168,988
Non-cash exercise of warrants for bonus	35,000	- 0 -
Non-cash exercise of options for compensation	45,257	- 0 -
Stock issued for services	- 0 -	45,000
Valuation of options for compensation	660,002	377,076
Valuation of other non-cash compensation expense	926,000	- 0 -
Gain on revaluation of stock awards	(331,000)	- 0 -
Gain on sale of equipment	(24,095)	- 0 -
Loss on disposition of equipment	2,024	- 0 -
Realized loss on securities available for sale	223	- 0 -
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Notes receivable	(91,645)	- 0 -
Accounts receivable	(282,893)	(480,482)
Accounts receivable – related party	9,521	- 0 -
Deposits and prepaids	(121,026)	(63,972)
Advances	341	- 0 -
Mining supplies	(65,075)	9,000
Increase (Decrease) in:
Accounts payable and accrued expenses	10,437	197,586
Net Cash Used by Operating Activities	(262,842)	(1,913,677)

Cash Flows from Investing Activities:
Purchases of equipment	(884,257)	(865,860)
Purchases of land	- 0 -	(58,499)
Disposition of equipment	108,550	- 0 -
Issuance of notes receivable	(2,000)	- 0 -
Net Used by Investing Activities	(777,707)	(924,359)

Cash Flows from Financing Activities:
Payments on notes payable	(127,391)	(24,485)
Payments on leases payable	(160,728)	(92,704)
Proceeds from notes payable	125,948	239,878
Proceeds from issuance of common stock	2,265,859	777,795
Net Cash Provided by Financing Activities	2,103,688	900,484

Increase (Decrease) in Cash	1,063,139	(1,937,552)
Cash and Cash Equivalents, Beginning of Period	217,102	2,215,930

Cash and Cash Equivalents, End of Period	$1,280,241	$278,378
The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For the Nine Months Ended
	September 30,
	2007		2006
			Restated

Cash Paid For:
Interest		$29,677		$20,040
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment financed through leasing		$468,219		$280,951
Shares issued for settlement of debt		$8,633	$	- 0 -
Shares issued in payment of note	$	- 0 -		$10,000

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlas Mining Company, (“the Company”) was incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again.  During the years ended December 31, 2007 and 2006, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. Historically, the Company’s contract mining operation have been its sole source of revenue and income.

In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (“Park Copper”), an Idaho corporation Park Copper holds mining claims in northern Idaho.

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
September 30, 2007 and 2006

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of September 30, 2007 and December 31, 2006, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Available for Sale Investments
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Compensated Absences
Certain employees of the Company at the management level are paid vacation pay.  At the periods ended September 30, 2007 and 2006, the Company accrued compensated absences of $0.

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At September 30, 2007 and December 31, 2006, total cash balances were $1,280,241 and $217,102, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Risk (continued)
During the periods ended September 30, 2007 and 2006, the Company received 86% and 86%, respectively, of contract service revenue from two major customers noted as follows:

	% of	% of
September 2007 Customers	Revenues	Receivables
Customer A	47%	6%
Customer B	39%	59%

	% of	% of
September 2006 Customers	Revenues	Receivables
Customer A	16%	3%
Customer B	70%	48%

Earnings (Loss) Per Share
The Company has adopted SFAS No. 128, “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at September 30, 2007 consisted of 3,773,333 in options.  Common stock equivalents at September 30, 2006 consisted of 3,500,000 in options and 1,164,000 in warrants.  Common stock equivalents at September 30, 2007 and 2006 were considered but were not included in the computation of loss per share at September 30, 2007 and 2006 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2007:
Basic EPS
Net loss to common shareholders	$(1,118,989)	54,002,902	$(0.02)
For the nine months ended September 30, 2007:
Basic EPS
Net loss to common shareholders	$(1,302,690)	53,278,625	$(0.02)

For the three months ended September 30, 2006:
Basic EPS
Net loss to common shareholders (restated)	$(559,002)	48,824,432	$(0.01)
For the nine months ended September 30, 2006:
Basic EPS
Net loss to common shareholders (restated)	$(2,166,873)	49,136,018	$(0.04)

Fair Value of Financial Instruments
The Company’s financial instruments, as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash equivalents, available for sale securities, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of September 30, 2007 and December 31, 2006.  The Company has no investments in derivative financial instruments.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets
In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At September 30, 2007 and 2006, no impairments were recognized.

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

At September 30, 2007 and 2006, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amounts held in mining supplies at September 30, 2007 and December 31, 2006 were $67,075 and $2,000, respectively.

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

Depreciation expense for the periods ended September 30, 2007 and 2006 totaled $266,777 and $168,988, respectively.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatement and Correction of Error
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.  The Company has restated its September 30, 2006 and December 31, 2006 financial statements for corrections of errors. See Note 3.

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the periods ended September 30, 2007 and 2006, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement.

In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The Company does not currently anticipate that this FSP will have a material impact upon adoption.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated financial statements

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes leasing from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

During the year ended December 31, 2008, the Company adopted FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this FSP did not have a material impact on the condensed consolidated financial statements.

During the year ended December 31, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the Company to elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities that are not otherwise required to be measured at fair value on an instrument-by-instrument basis. If the Company elects the fair value option, it would be required to recognize subsequent changes in fair value in the Company’s earnings. This standard also establishes presentation and disclosure requirements designed to improve comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. While SFAS No. 159 became effective for the Company in 2009, the Company did not elect the fair value measurement option for any of its existing assets and liabilities and accordingly SFAS No. 159 did not have any impact on the Company’s consolidated financial statements. The Company could elect this option for new or substantially modified assets and liabilities in the future.

The Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. SFAS No. 162 did not have an impact on the consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no the impact of this standard on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

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

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R).  Accordingly, compensation expense of $660,002 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended September 30, 2007 and 2006, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Tax Collected from Customers
Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” allows the Company’s management to determine whether sales tax or other excise taxes applied to specific types of transactions or items will be presented on a gross basis (included in revenue) or net basis (excluded from revenues).  During the periods ended September 30, 2007 and 2006, the Company’s revenues were from contract mining through labor only contracts.  Taxing authorities in the jurisdictions where these services were performed either did not require collection of sales tax or equivalent excise taxes, or provided the Company’s customers sales tax exemptions status as the primary business conducted was mining.  Therefore, at the periods ended September 30, 2007 and 2006, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

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
September 30, 2007 and 2006

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

The Investigative Team’s review included a broad and extensive document review, including the Company’s stock compensation plans, stock transfer records, minutes of the board meetings, press releases and public filings, accounting and banking books and records, and e-mails and related attachments of certain or the Company’s current and former employees, officers and directors.  The Investigative Team also conducted interviews of the Company’s current and certain former officers, directors, employees and advisors who appeared to have knowledge of the issues being investigated.  .  The Company fully cooperated with the investigation, providing requested documents and data and, where possible, making management and the Company’s employees available for interviews.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

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
September 30, 2007 and 2006

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
September 30, 2007 and 2006

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
September 30, 2007 and 2006

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

The following is a summary of the restatements for 2006:

Decrease in cost of sales for contract mining	$77,711
Increase in unrecorded liabilities	7,750
Increase in contract mining production costs	161,236
Increase in general administrative costs, compensation	233,881
Decrease in interest income	112
Increase in realized loss on available for sale securities	39,219
Increase in a settlement of contract	250,000
Decrease in miscellaneous income	3,774
Subtotal	118,261
Income tax effect of restatement	63,269
Increase in 2006 net loss	$181,530

The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

Balance Sheet as of December 31, 2006

	Previously Reported	Increase (Decrease)	Restated

Current Assets (a)(c)	$1,281,739	$(1,108)	$1,280,631
Property and Equipments (b)	2,977,933	(149,113)	2,828,820
Total Assets	4,309,881	(200,430)	4,109,451
Current Liabilities (d)	638,368	114,009	752,377
Long-term Liabilities (e)	216,721	(87,240)	129,481
Total Liabilities	855,089	26,769	881,858
Stockholders’ Deficit:
Accumulated Deficit – December 31, 2005 (f)	(9,649,505)	(1,146,697)	(10,796,202)
Net Loss for 2006	(1,992,922)	(118,261)	(2,111,183)
Accumulated Deficit – December 31, 2006	(12,789,124)	(118,261)	(12,907,385)
Total Liabilities and Stockholders’ Equity	4,309,881	(1,134,703)	3,175,178

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2006
	Previously Reported	Increase (Decrease)	Restated

Revenue – Contract Mining	$3,799,204	$-0-	$3,799,204
Cost of Sales (g)	2,689,530	(77,711)	2,611,819
Gross Profit	1,109,674	77,711	1,187,385
Exploration and Mining Production Cost (h)	2,143,161	168,986	2,312,147
General & Administrative Expenses (i)	991,266	233,881	1,225,147
Loss from Operations	(2,024,753)	(325,156)	(2,349,909)
Interest Expense	(20,074)	-0-	(20,074)
Interest Income	30,188	(112)	30,076
Realized Loss on Securities (j)	-0-	(39,219)	(39,219)
Settlement on contract (k)	-0-	250,000	250,000
Other Income	21,327	(3,774)	17,553
Minority Interest	(510)	-0-	(510)
Income (Loss) Before Taxes	(1,992,922)	(118,261)	(2,111,183)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	(1,992,922)	(118,261)	(2,111,183)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

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

Adjustments to the nine months ended September 30, 2006
The financial statement information for the nine months ended September 30, 2006 has been restated to correct for previous accounting errors, including unrecorded liabilities, the misapplication of SFAS No. 123(R), incorrect recording of assets, and reclassification of long-term liabilities.  A summary of the changes to the previously issued balance sheet and income statement are as follows:

Statement of Operations and Comprehensive Loss for the Period Ended September 30, 2006

	Previously	Increase	As
	Reported	(Decrease)	Restated
2006
Cost of Sales – Contract Mining (a)	$1,392,989	$92,811	$1,485,800
Exploration & development costs (b)	1,581,340	65,376	1,646,716
General and administrative expense (c)	797,278	233,437	1,030,715
Interest income	25,942	(337)	25,605
Miscellaneous income	133	(133)	- 0 -
Net Loss	$(1,774,779)	$(342,094)	$(2,166,873)

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

(a) - Correction of an error involving accrual of accounts payable to cost of goods sold in the amount of $92,811.
(b) - Correction of an error involving accrual of accounts payable to exploration and development costs in the amount of $65,376.
(c) - Correction of error in valuation of stock options granted under FAS 123(R) to former officers and directors.  The compensation expenses related to 1,000,000 stock options were under-valued by $233,437.

NOTE 4 – STOCK AWARD PAYABLE

On July 9, 2007, Robert Dumont was awarded common stock as part of his employment agreement with the Company.  Per the terms of his employment agreement, Mr. Dumont was to receive a total of 500,000 shares of the Company’s common stock, subject to certain conditions.  The shares were to be issued on the anniversary date of his employment agreement, in various increments.  Per the employment agreement, the first 250,000 shares of common stock vested upon signing of the agreement on July 9, 2007.  At that time, the Company recorded a liability of $685,000 in stock awards payable.  On November 28, 2007, Mr. Dumont resigned from his position as CEO and as a member of the board of directors.  Upon his resignation, the remaining, unvested stock award of 250,000 shares was forfeited.  The 250,000 shares that had vested remain on the Company’s balance sheet as a stock award payable.

On August 8, 2007, John Gaensbauer, the then Executive Vice President of Business Development of the Company, was awarded common stock as part of his employment agreement with the Company.  Per the terms of his employment agreement, Mr. Gaensbauer was to receive a total of 250,000 shares of the Company’s common stock, subject to certain conditions.  The shares were to be issued on the anniversary date of his employment agreement, in various increments.  Per the employment agreement, the first 100,000 shares of common stock vested upon signing of the agreement on August 8, 2007.  At that time, the Company recorded a liability of $241,000 in stock awards payable.  On November 28, 2007, Mr. Gaensbauer resigned from his position as CEO and as a member of the board of directors.  Upon his resignation, the remaining, unvested stock award of 150,000 shares was forfeited.  The 100,000 shares that had vested remain on the Company’s balance sheet as a stock award payable.

Under the requirements of SFAS 123R, the Company reviews the value of the stock award and will adjust the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the year ended December 31, 2007, the Company realized a gain on the revaluation of stock awards totaling $646,000.  At December 31, 2007, the value of Mr. Dumont’s stock award payable was $200,000, and value of Mr. Gaensbauer’s stock award payable was $80,000 for a total of $280,000.

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 5  - NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of September 30, 2007:

September 30,
2007
Restated
Note payable to an insurance company due in monthly installments of $2,875, including interest at 5.75%. The note matures in April 2008	$16,728

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.	32,092

Note payable to an insurance company due in monthly installments, including interest at 8.60%. The note matures in July 2008 and 2007.	112,360

Total Notes Payable	161,180
Less: Current Portion	(147,055)

Total Long-Term Liabilities	$14,125

Future minimum principal payments on notes payable are as follows:

2007	$ 125,016
2008	26,684
2009	9,481
$ 108,429

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 5  - NOTES AND LEASES PAYABLE (CONTINUED)

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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007 and December 31, 2006:

September 30,
2007

2007	$59,880
2008	192,790
2009	178,721
2010	133,248
2011	77,373
2012	11,932
Total Minimum Lease Payments	653,947
Less: Amount Representing Interest	(114,194)
Present Value of Net Minimum Lease Payments	539,753
Current Net Minimum Lease Payments	(163,228)
Long-Term Net Minimum Lease Payments	$376,525

The following is an analysis of the leased property under capital leases by major classes:

Classes of Property	September 30, 2007

Mining Equipment	$651,161
Vehicles	78,373
Other	286,088
Less: Accumulated Depreciation	(116,273)
TOTAL	$899,349

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 5 - NOTES AND LEASES PAYABLE (CONTINUED)

OPERATING LEASES

The Company had rental expense under operating leases of $0 at September 30, 2006.  The Company’s office space is expensed at a rate of $300 per month, but no lease existed with the landlord.

During September 2007, the Company entered into a rental lease agreement for its office space with its then CEO, Robert Dumont.  The lease began at October 1, 2007, was month to month at a rate of $3,300 per month, and was terminable by either party with thirty days written notice.  The Company terminated the lease the beginning of December 2007.

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

NOTE 6 – RELATED PARTIES

The Company is a related party to Clearwater Mines, Inc. (“Clearwater”), an entity with common officers (William Jacobson) and directors (William Jacobson).  During the year ended December 31, 2006, the Company paid $3,188 to Clearwater as a stock assessment to retain ownership in Clearwater common stock.  At September 30, 2007 and December 31, 2006, Clearwater owed the Company $1,618 and $11,139, respectively, for services provided to Clearwater by the Company’s administrative staff.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At the periods ended September 30, 2007 and December 31, 2006, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended September 30, 2007 and December 31, 2006, 54,173,594 and 51,278,334 shares were issued and outstanding, respectively. At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

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

The term of each option granted is determined by the committee and cannot be for more than five years from the date the option is granted.  The option price per share with each option granted is defined as 85% of market value.  At September 30, 2007 and December 31, 2006, all options were immediately exercised upon grant.

During the years 2002 through 2005, the Company issued S-8 shares to individuals who were not eligible to receive S-8 shares pursuant to the rules of the 2002 Consultant Plan.  The Company issued 14,635,370 S-8 shares for $3,467,226 in violation of the rules of the plan.  During the years ended December 31, 2002 through 2005, 1,941,277 shares were issued from the plan for $481,432 which were not in violation of the plan.  During the year ended December 31, 2006, the Company issued 70,000 shares from the plan for $72,765 that was not in violation of the plan. As of December 31, 2006, the Company had issued a total of 16,646,647 S-8 shares under the 2002 Consultant Plan.  At September 30, 2007, 1,353,353 shares remained under the plan.

Non-qualified Stock Option Plan
In November 1998, the Company adopted a Non-qualified Stock Option Plan authorizing the granting to officers, directors, and employees options to purchase common stock.  The plan became effective January 13, 1997 and expired 10 years after such date.  Options were to be granted by the Administrative Committee, which was to be elected by the Board of Directors.  The number of options granted under this plan and any other plans active was not exceed 10% of the currently issued and outstanding shares of the Company’s common stock and no individual may be granted options that exceed 5% of the currently issued and outstanding shares of the Company.  The term of each option granted was to be determined by the Committee and could not be for more than five years from the date the option was granted.  The Administrative Committee was to set the exercise price of the option on the date of grant.  At September 30, 2007 and December 31, 2006, the Company had 2,688,577 and 3,773,333 options outstanding under the plan.

Incentive Stock Option Plan
In November 1998, the Company adopted an Incentive Stock Option Plan. The plan expired 10 years from the date of adoption.  The stock option plan permitted the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The options granted under this plan and any other active plans were not to exceed 10% of the currently issued and outstanding shares of the common stock and no individual was to be granted options that exceeded 5% of the currently issued and outstanding common stock of the Company.  The price of shares purchased was to be equal to or greater than the fair market value of the common stock at the date with a term of 5 years.  At September 30, 2007 and December 31, 2006, no options were outstanding under this plan.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 8  - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

During 2006, the Company’s Board of Directors approved an option to Ronald Price, the then CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to 1,000,000 shares of common stock over a two-year period.  The first 500,000 shares were exercisable within a range of $1.51 to $1.48 per share, and the remaining 500,000 shares were exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the Non-qualified Stock Option Plan.  The options vested 25% on July 14, 2006, January 14, 2007, July 14, 2007, and January 14, 2008.  At September 30, 2007 and 2006, the Company recorded $571,851 and $288,925 in compensation expense, respectively.

During 2004, the Company’s Board of Directors approved an option to William Jacobson, the then CEO of Atlas Mining Company to acquire up to 3,500,000 shares of common stock over a five-year period at $0.18 per share.  These options were issued under the 1998 Non-qualified Stock Option Plan. 1,500,000 options vested on January 1, 2005 and the Company recorded $200,200 in compensation expense in accordance with APB 25. 500,000 options vest each January 1, 2006 through 2009. At September 31, 2007 and 2006, the Company recorded $88,151 of compensation expense in accordance with SFAS 123(R).

As a result of their respective resignations, unexercised options granted to both Price and Jacobson were cancelled.

Other Option Grants
During the third quarter ended September 30, 2007, the Board approved an option to Robert Dumont, John Gaensbauer, and Barbara Suveg, the then CEO, VP of Business Strategy, and CFO, respectively, of the Company, to acquire up to 4,000,000 shares of common stock over a three year period at the average exercise price of $2.61.  All options were forfeited upon each individual’s resignation.  See Note 9.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 8  - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The significant weighted average assumptions relating to the valuation of the Company’s options for the nine months ended September 30, 2007 and the year ended December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Dividend Yield	0%	0%
Expected Life	3 - 5 years	3 - 5 years
Expected Volatility	39.65% - 86.91%	39.65% - 86.91%
Risk-Free Interest Rate	3.44%	3.44%

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the periods ended September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	3,773,333	$0.52	3,500,000	$0.18
Granted	4,000,000	2.61	1,000,000	1.51
Exercised	(1,084,759)	0.18	(726,667)	0.18
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	6,688,577	$1.81	3,773,333	$0.52
Exercisable at end of period	3,041,474	$1.82	1,523,333	$0.40

A summary of the status of the options outstanding at September 30, 2007 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.18	1,688,577	2.00 years	$0.18	691,074	$0.18
$1.51	1,000,000	1.00 years	$1.59	750,000	$1.78
$2.38 - $ 2.93	4,000,000	3.00 years	$2.61	1,600,000	$2.81
	6,688,577			3,041,474

The Company had 2,250,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.61 per share.  At September 30, 2007, the Company had 3,647,103 non-vested options with a weighted average grant date fair value of $1.88 per share.  The unexercised options expire between July 15, 2009 and August 8, 2010.

At December 31, 2007, the former CEO of Atlas Mining Company had 1,688,577 of unexercised options that expired in July 2008 pursuant to the termination of the employment contract with the Company.  The Company’s CEO of Nano Clay and Technologies, Inc. had 1,000,000 of unexercised options that expired in December 2008 pursuant to the termination of the employment contract with the Company.
At September 30, 2007, the total compensation cost of $566,375 for unvested shares is expected to be recognized over the next 2 years on a weighted average basis.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 8  - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Stock Warrants
The Company issued warrants pursuant to a private placement of stock during 2004 and 2005.  A summary of the status of the warrants available for exercise at September 30, 2007 and December 31, 2006, and changes during the periods then ended is presented below:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	327,430	$0.50	1,604,410	$0.45
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Exercised	(323,430)	$0.50	(1,256,980)	$0.38
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	(4,000)	- 0 -	(20,000)	$0.50
Outstanding at end of period	- 0 -	- 0 -	327,430	$0.50
Exercisable at end of period	- 0 -	- 0 -	327,430	$0.50

At the period ended September 30, 2007, there were no stock warrants outstanding.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION
Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section.  In accordance with SFAS No. 5, “Accounting for Contingencies,” when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

Securities Litigation (Continued)
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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS (CONTINUED)
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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS (CONTINUED)
Material Advisors LLC
On December 30, 2008 the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”). The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement Manager will perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun will serve as Company’s Chief Executive Officer and will be appointed as a member of the Company’s Board of Directors.

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
September 30, 2007 and 2006

NOTE 10 – SUBSEQUENT EVENTS

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

John Gaensbauer
On November 30, 2007, the Board of Directors accepted Mr. Gaensbauer’s resignation as Executive Vice President of Development and Strategy and Corporate Secretary.

Barbara Suveg
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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Sale of Securities
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
September 30, 2007 and 2006

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

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
September 30, 2007 and 2006

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

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

OVERVIEW

We operate a Contract Mining business, Atlas Fausett Contracting, and own a mineral resource, the Dragon Mine, located in Eureka, Utah.  Historically our primary source of revenue has been the Contract Mining operation.  On December 31, 2008 we discontinued our Contract Mining efforts due to economic conditions and to focus our efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.

Property Exploration

We intend to continue focus on commercializing the Dragon Mine.  We do not intend to seek out and acquire other properties.

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the nine months ending September 31, 2007 and 2006 were $1,324,133 and $1,646,716, respectively, on the halloysite clay project.

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

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 2007 were $1,829,996 and $1,144,762 for the same period ending September 30, 2006, an increase of $685,234.  Revenues for the nine-month period ended September 30, 2007 were $5,990,516and $2,246,591 for the same period ended September 30, 2006, or an increase of $3,743,925.  The main difference was caused by the increase in contracting revenues for both periods in 2007 as compared to the previous year.  The increase in contracting revenue was driven by an increase in the number of contracts worked on during the three and nine months ended September 30, 2007 versus the same periods in 2006.  During the three and nine months ended September 30, 2007, the contract mining segment worked on four contracts versus two in the same periods in 2006.

Gross profit (loss) for the three-month period ended September 30, 2007 was $739,733 compared to $424,266 for the same period ended September 30, 2006, an increase of $315,467.  Gross profit (loss) for the nine-month period ended September 30, 2007 was $2,584,890 compared to $760,791 for the same period ended September 30, 2006, or an increase of 240%.  This was due to the increased revenues for the periods ended September 30, 2007 over the same periods ended September 30, 2006. The increase in contracting revenue and gross profit was driven by an increase in the number of contracts worked on during the three and nine months ended September 30, 2007 versus the same periods in 2006.  During the three and nine months ended September 30, 2007, the contract mining segment worked on four contracts versus two in the same periods in 2006.

Total operating expenses for the three-month period ended September 30, 2007 were $2,050,169 compared to $984,479 for the same period ending September 30, 2006, an increase of 108%.  Total operating expenses for the nine-month period ended September 30, 2007 were $4,067,496 compared to $2,933,229 for the same period ended September 30, 2006.  The increase is primarily attributed to stock awards granted to new management.

Our net loss for the three-month period ended September 30, 2007 was ($1,118,989) compared to ($559,002) for the same period ended September 30, 2006, an increase of $559,987.  For the nine-month period ended September 30, 2007, net loss was ($1,302,689) compared to ($2,166,873) for the same period ending September 30, 2006, a decrease of $864,184.  The decrease realized during the three and nine months ended September 30, 2007 is due to a significant increase in Contract Mining revenues, coupled with a reduction in the cost of performing Contract Mining services.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2006 our activities had been financed primarily through the sale of equity securities and borrowings, coupled with revenues from Contract Mining.  For the three-month periods and the nine-month periods ended September 30, 2007 and 2006, Contract Mining accounted for 100% of revenue.  Our current asset and debt structure is explained below.

Our total assets as of September 30, 2007 were $6,738,186 compared to $4,109,451 as of December 31, 2006, an increase of $2,628,735.  For the nine-month period ended September 30, 2007, the Company has increased its current assets by $1,615,197 and increased its fixed assets by $1,231,194 through acquisitions of additional mining equipment and vehicles.

Total liabilities were $1,793,343 as of September 30, 2007 compared to $881,858 as of December 31, 2006.  The Company acquired mining equipment during the period ended September 30, 2007 to facilitate increased Contract Mining activities.  The following debts are still outstanding:

•	A note payable for equipment due in monthly installments of $2,875, including interest of 5.75% with a balance of $16,728.
•	A note payable for equipment due in monthly installments of $1,605, including interest of 17.00% with a balance of $32,092.
•	A lease payable for equipment due in monthly installments of $676, including interest of 0.99% with a balance of $6,059.
•	A lease payable for equipment due in annual installments of $15,573, including interest of 8.59%, with a balance of $61,225.
•	A lease payable for equipment due in monthly installments of $479, including interest of 0.19%, with a balance of $11,507.
•	A lease payable for a vehicle due in monthly installments of $688, including interest of 7.49% with a balance of $18,785.
•	A lease payable for equipment due in monthly installments of $3,518, including interest of 18.05% with a balance of $117,186.
•	A lease payable for equipment due in monthly installments of $1,075, including interest of 0%, with a balance of $32,261.
•	A lease payable for equipment due in monthly installments of $1,632, including interest of 3%, with a balance of $83,772.
•	A note payable to an insurance company for insurance premiums with a balance of $112,361, including interest at 8.60% and maturing in May 2008.
•	A capital lease payable for equipment due in monthly installments of $2,144, including interest of 19.00%, with a balance of $14,468.
•	A capital lease payable for equipment due in monthly installments of $1,715, including interest of 11.48% with a balance of $9,399.
•	A capital lease payable for equipment due in monthly installments of $6,323, including interest of 8.5% with a balance of $195,405.
•
Current liabilities including accounts payable and accrued expenses due as of September 30, 2007 were $497,410 and are the result of daily operations and accrued taxes.  We also carry a liability of $50,414 to the minority interest in a subsidiary.

Our principal sources of cash flow during the first nine months of 2007 was from Contract Mining activities which provided an average of $665,600 per month for the nine-month period ended September 30, 2007 and averaged $249,600 per month for the same period in 2006.  We rely on our credit facilities and public or private sales of equity for additional cash flow.

Cash flow from financing activities for the nine-month period ended September 30, 2007 was $2,103,688 compared to $900,484 for the same period in 2006, a difference of $1,203,204.  The major factor for the difference was receipt of proceeds from issuance of common stock in January 2007.

The Company used $777,707 from investing activities for the nine-month period ended September 30, 2007, compared to using $924,359 in the same period in 2006, a difference of $146,652.  This was attributed to purchases of additional equipment in the period ended September 30, 2007 compared to the same period in 2006.

Cash flows used by operating activities for the nine-month period ended September 30, 2007 was $262,842 compared to $1,913,677 for the same period in 2006, a difference of $1,650,835.

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

The Special Committee
On January 11, 2008 the Board of Directors formed a Special Committee (the Committee initially consisted of Mr. Levy and, later, Mr. Weiss was added) and directed it to (i) review and investigate the conduct of the Company’s prior management and any issues arising therefrom and (ii) review and evaluate the Company’s business, financial condition, assets, strategy, prospects and management and recommend to the Board of Directors various alternatives to improve the Company’s performance and prospects.

On August 20, 2008 the Special Committee presented its findings and recommendations to the Board of Directors concerning the investigation of the conduct of the prior management of the Company and related issues.  After consideration the Board has adopted such findings and recommendations as its own.

The Investigative Team
The Special Committee was assisted in the investigation by outside independent legal counsel, Blank Rome LLP (“Blank Rome”), and independent accountants, Heiskell, MacGillivray & Associates retained by Blank Rome (the Special Committee and its advisors are referred to collectively as the “Investigative Team”).

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

Dragon Mine
In the October 9, 2007 8-K the Company indicated that mining activities at the Dragon Mine had been suspended pending an independent, third-party geologic review and detailed evaluation of the nature and extent of the Dragon Mine halloysite deposit.  The operations continue to be suspended.  The October 9, 2007 8-K also referred to insufficient mine planning and inadequate processing facilities.  The Company has retained an independent geological consulting firm to both conduct a resource survey of the Dragon Mine and develop a processing system for the mine’s potential mineral production.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 4.     CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of September 30, 2007, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Atlas Mining Company’s financial condition as of September 30, 2007 and December 31, 2006, and results of its operations and cash flows for the quarters ended September 30, 2007 and 2006, in conformity with United States generally accepted accounting principles (GAAP).

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

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

As consideration for the agreement NaturalNano has paid us $250,000 and we issued 750,000 warrants to NaturalNano with an exercise price of $0.35.

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

Securities Litigation
We, certain of our directors and former officers and employees, our prior auditor, Chisolm, Bierwolf & Nilson, LLC, and Nano Clay and Technologies, Inc., our defunct, wholly-owned subsidiary, are defendants in a class action filed on October 11, 2007 on behalf of purchasers of publicly traded common stock of the Company during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that we damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that we improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to the Company financial statements.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.  Our former officers and employees have requested, with respect to this action, payment of their attorneys’ fees and indemnification.  Lead counsel in this case has been selected.  The Company has indicated that it intends to vigorously defend this action.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.  With the exception of the sales of 1,481,482 made on January 9, 2007, current management has not verified that the purchasers were accredited investors or whether the conditions of the 4(2) exemption were satisfied.

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

On July 11, 2007, the Company issued 833,330 shares of common stock for $150,000 for the exercise of stock options.

On July 26, 2007, the Company issued 251,426 shares of common stock for $45,257 for the exercise of stock options.

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

ATLAS MINING COMPANY

Dated: July 15, 2009	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: July 15, 2009	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer