Form 10-K
period 2007-12-31
ATLAS MINING CO
filed 2009-07-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007

Commission file number: 000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)
Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)
(208) 556-1181
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	NO	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES	NO	X

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	NO	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	X	Non-accelerated Filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2007, based on the last sales price on the pink sheets on that date, was approximately $123,863,681.  The number of shares of the registrant’s common stock, no par value per share, outstanding as of December 31, 2007 was 54,173,594.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARIES
YEAR 2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I	Page(s)

Item 1.	Business	2 – 6

Item 1A.	Risk Factors	7 – 9

Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	10 – 11

Item 3.	Legal Proceedings	12 – 13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

	PART II

Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	14 – 16

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17 – 25

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 8.	Financial Statements and Supplementary Data	26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

Item 9A.	Controls and Procedures	27 – 31

Item 9B.	Other Information	32

	PART III

Item 10.	Directors and Executive Officers and Corporate Governance	33 – 34

Item 11.	Executive Compensation	35– 36

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37

Item 13.	Certain Relationships and Related Transactions, and Director Independence	38

Item 14.	Principal Accounting Fees and Services	39

	PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	F-1 to F-42

PREFATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2007 was to be filed on or before March 15, 2008.  It was not filed in a timely manner.  On January 11, 2008 a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements and to file amended Quarterly Reports of Form 10-Q for the fiscal quarters ended March 31 and June 30, 2007.  It was necessary to file the amended reports and the quarterly report for the fiscal quarter ended September 30, 2007 before this Annual Report on Form 10-K could be filed.

Financial statements for the period ended December 31, 2007 were not released prior to the filing of this report.

This report includes financial statements as of December 31, 2006.  Those financial statements have been restated from the financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2006.  The restatements at December 31, 2006, March 31, 2007 and June 30, 2007 relate to the matters set forth in Note 11 to the financial statements.

Generally speaking, the narrative portions of this 10-K speak as of December 31, 2007 unless otherwise noted.  In this connection it should be noted that:

•
The only revenues from operations during 2007 and 2008 were generated by the Company’s Contract Mining operations.  Those operations were discontinued and shut down permanently on December 31, 2008 and are not expected to be restarted;

•	Operations at the Dragon Mine were suspended in October 2007 and remained suspended throughout 2008; and

•	The following persons are no longer with the Company:

i.	all persons who were directors as of December 31, 2007;

ii.	all other persons who were directors at times prior thereto who are referred to in the narrative portions of this report,

iii.	the persons (there were two) who served as president and CEO of the Company at any time during 2007; and

iv.	the person who was president and CEO of Nano Clay & Technologies, Inc., our subsidiary, during 2007.

•
Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors’ conditions, beliefs and information as of December 31, 2007 and prior thereto.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled “1A. RISK FACTORS.”

PART I

ITEM 1.                      BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

Atlas Mining Company, (“the Company”) was incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again.  During the years ended December 31, 2007 and 2006, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. Historically, the Company’s contract mining operation have been its sole source of revenue and income

We operated a contract mining business under the trade name Atlas Fausett Contracting (“AFC”). AFC was engaged in exploration and mine development as well as preparatory work such as site evaluation, feasibility studies, trouble-shooting and consultation.  AFC's projects included all types of underground mine development, rehabilitation and diamond drilling.  At December 31, 2008, we discontinued our contract mining efforts due to economic conditions and the desire to concentrate our efforts on commercializing the halloysite clay deposit at the Dragon Mine.  There are no plans to resume contract mining activities.

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

In 2009, the Company entered into a development agreement with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (LaTech).  The scope of the agreement includes, among other things, the development of the Dragon Mine halloysite as part of an anti-corrosion paint application in addition to the development of other emerging applications.

CONTRACT MINING

AFC was engaged in exploration and mine development as well as preparatory work such as site evaluation, feasibility studies, trouble-shooting and consultation.  AFC's projects include all types of underground mine development, rehabilitation and diamond drilling.  At December 31, 2008, we discontinued our contract mining efforts due to economic conditions and the desire to concentrate our efforts on commercializing the halloysite clay deposit at the Dragon Mine.  There are no plans to resume the contract mining business.

DRAGON MINE

The Dragon Mine is located in the Tintic District of north central Utah.  The property is 2 miles southwest the town of Eureka which, in turn, is approximately 75 miles southwest of Salt Lake City. The mine is approximately 230 acres.

From 1949 through 1976 Filtrol Corporation operated the Dragon Mine.  To the best of our knowledge, Filtrol mined approximately 1.35 million tons of clay valued at approximately $50 million for use as an input for a petroleum-cracking catalyst product.  The mine was idle from 1977 until we leased it in 2001.  In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington.  The Company initially paid 400,000 shares of common stock, valued at $100,000, for a one-year lease.  Under the terms of the lease agreement, the Company had the right to renew the lease annually in exchange for 100,000 additional shares of our common stock or the option to purchase the property for $500,000.  The Company issued 100,000 shares of stock for each year of the lease for the years 2002 – 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 cash.

Activities at the Dragon Mine were suspended in October 2007 by current management at the time due to, among other things, the lack of both a comprehensive resource survey of the property and an effective mineral processing system.  In 2008, we retained an internationally recognized geological consulting firm to (i) conduct a geological review and detailed evaluation of a portion of the 230-acre Dragon Mine deposit, and (ii) identify a system by which to process the potential mineral production of the mine.  As of the date of the filing of this report, we have not received a final report regarding either a measurement of the mine’s resource reserve or the development of a processing system.  Prior to the suspension of operations at the mine in October 2007, we focused our marketing efforts primarily on the introduction of the Dragon Mine’s clay resource to the controlled-release application and polymer filler markets.

We do not have “reserves” as defined in Guide 7 (“Description of Property by Issuers Engaged or To Be Engaged in Significant Mining Operations”), either proven or probable.  A reserve is defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.  A proven reserve is a reserve for which (a) quantity is computed from dimensions revealed in drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. A probable reserve is one for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

We have hired the geological consulting firm to ultimately produce a detailed resource survey of the Dragon Mine that is intended to provide us with volume figures for certain minerals present at the mine. As part of its study, the geological consulting firm will provide us with volumes, if any, of halloysite, kaolinite and other potential minerals,.  It is anticipated that a reserve figure will be provided if the resource satisfies the definition of either proven or probable.  The primary markets into which we hope to sell the mineral resource are developing and, therefore, have little historical price data.  This fact may prevent a reserve figure from being determined.

Our exploration and development expenses for the period ending December 31, 2007, and 2006 were $1,449,526 and $2,150,911, respectively, on the halloysite clay project.

In December 2008, we entered into a Management Agreement with Material Advisors LLC (“Manager”), a management services company, to provide services including, but not limited to, the development of the Dragon Mine and the marketing of its halloysite clay deposit.

PROCESSING

The resource at the Dragon Mine is a mixture of a number of minerals including, but not limited to, halloysite, kaolinite and alunite.  During 2005 and 2006, we invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate halloysite from non-halloysite material.  The plant utilized an air-based processing technique.  This method was ultimately deemed inadequate for the mineralogy of the Dragon Mine resource.  As of the date of the filing of this Annual Report on Form 10-K, we have engaged an internationally recognized geological consulting firm to identify a more appropriate processing system for the mine’s resource.

MARKETING AND SALES EFFORTS

From March 2006 until December 2008, Ronald Price was a director of Atlas Mining Company and the President and CEO of NanoClay & Technologies, Inc., our wholly owned subsidiary focused on the marketing of the Dragon Mine’s clay resource.  He distributed samples of Dragon Mine halloysite to a number of companies.  Only one sale of $900 was made during his tenure.  See “Litigation” for information regarding the NaturalNano transaction in 2004 and the restatement related to this transaction that was recognized in 2006.

GOVERNMENTAL REGULATION

DRAGON MINE

Utah requires a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, Chapter 40).  As of December 31, 2007, we had such a license.

We have conducted, and may continue to conduct, exploration activities at the Dragon Mine.  The Utah Department of Natural Resources (“UDNR”) sets the guidelines for Exploration, and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5.

We have received the proper permit from the UDNR.  We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for this property and report as required by this agency.

EMPLOYEES

As of December 31, 2007, Atlas Mining Company and its subsidiaries had sixty-four employees.  None of our employees were covered by a collective bargaining agreement.  We have never experienced a work stoppage and we considered our labor relations to be excellent.  At the date of the filing of this Annual Report, we have five employees.

ITEM 1A.                   RISK FACTORS

RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS REFERRED TO IN THIS ANNUAL REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

As of the date of filing this report, we have not commercialized the Dragon Mine and have had to rely on cash flow generated from our now discontinued contract mining business and the sale of stock and convertible debt to fund our operations. The contract mining business was discontinued at December 31, 2008.  At the current time, we have obligations in excess of our liquid assets.  If we are unable to fund our operations through the commercialization of the Dragon Mine, or the sale of equity and/or debt (or a combination thereof), we may have to file bankruptcy.  We continue to seek additional financing though there is no assurance that we will be able to do so.

WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.

We have experienced annual operating losses since our reactivation in September 1997.  As of December 31, 2007, we had an accumulated deficit of $(14,589,101).  We cannot assure that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profit margins.

WE HAVE RECORDED MINIMAL INCOME FOR OUR EXPLORATION/DEVELOPMENT ACTIVITIES, AND MAY DO SO IN THE FUTURE.

Through December 31, 2007, and as of the filing date of this 10-K, the Dragon Mine had produced minimal income from mining activities.  Additionally, we as a Company had not yet generated any operating profits.  As of December 31, 2007, and as of the filing date of this 10-K, it was not clear that we will be able to commercially develop the Dragon Mine.  If we do not, our ability to continue our business operations may be jeopardized.

DISCONTINUATION OF CONTRACT MINING BUSINESS

As of December 31, 2007, our only source of revenues from operations was the contract mining business.  The contract mining business was closed on December 31, 2008 and is not expected to be restarted.

COMMERCIALIZATION OF DRAGON MINE

Activities at the Dragon Mine, located in the state of Utah, were suspended in October 2007 when current management at the time determined that the lack of both a detailed resource analysis and an adequate mineral processing system would prevent a successful commercialization of the mine.  In 2008, we engaged the services of an internationally recognized geological consulting firm to both conduct a detailed assessment of the Dragon Mine and develop an adequate processing system.  At the time of the completion of this report, the work of the consulting firm was still ongoing.  If the resource survey does not confirm the presence of a commercially viable mineral source at the Dragon Mine or an adequate processing system cannot be developed, our ability to achieve commercial success would be materially impaired.

THERE IS NO ASSURANCE THAT THE DRAGON MINE HAS COMMERCIALLY VIABLE DEPOSITS OR "RESERVE".

We cannot provide any assurances that a commercially viable deposit exists at the Dragon Mine.  The determination of the existence of a viable deposit will depend on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors.  If we fail to find a commercially viable deposit at the Dragon Mine, the prospects of our commercial success will be materially impaired.

WE HAVE NOT PROCESSED COMMERCIAL QUANTITIES OF HALLOYSITE CLAY AND DO NOT HAVE A METHOD TO PROCESS HALLOYSITE CLAY AND HAVE NOT IDENTIFIED A FACILITY THAT COULD PROCESS HALLOYSITE CLAY

The halloysite clay at the Dragon Mine is mixed with many other minerals including iron.  Separation of the halloysite from the other minerals requires special processing.  As of December 31, 2007, we had not identified a commercially proven processing method or identified a processing facility.  During 2008, we commissioned a study which is to include among its findings suggested methods of processing and potential processing facilities.  At the time of the filing of this report, the work regarding the study is ongoing.

During 2007, we focused our efforts primarily on marketing the Dragon Mine’s halloysite clay to the controlled-release application and polymer markets.  We had to cease these marketing efforts beginning in late 2007 when we realized that we lacked the necessary resource survey and processing system required by customers to purchase our clay.  These marketing efforts remained suspended during 2008.  We plan to resume marketing the clay in first half of 2009 as we expect to receive a completed resource survey and processing scheme by then.  Without either we will not be able to successfully market our resource.

During 2008, we were occupied with (i) the investigation of the special committee of the Board of Directors referred to elsewhere herein, (ii) the restatement of previously filed reports with the SEC, (iii) the preparation of delinquent reports, (iv) dealing with litigation including class action litigation and insurance litigation, and (v) dealing with management issues.  As a result we did little or no marketing and generated no sales and no revenues.

WE ARE SUBJECT TO A SECURITIES LAW CLASS ACTION LAWSUIT SEEKING DAMAGES WE MAY NOT BE ABLE TO PAY

We and others have been named defendants in a securities law class action. The First Amended Complaint (“Complaint”) in that action alleges that we damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that we improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to our financial statements.  The plaintiffs seek damages under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.  While we intend to vigorously defend this action, it should be recognized that the plaintiffs claim for damages far exceeds the amount of D&O insurance that the insurers claim is available.  If the lawsuit is adversely determined and damages exceed the amount of insurance available, we may be unable to pay and could be insolvent.

WE MAY NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

As of the date of the filing of this report, we will need to raise additional capital to establish commercially viable operations at the Dragon Mine and for other uses.  We cannot assure you that we will be able to raise additional financing, including debt or equity financing, as needed, or, if available, on terms favorable to us.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY NOT BE ABLE TO IMPLEMENT OR MAINTAIN FINANCIAL AND MANAGEMENT SYSTEMS.

As of December 31, 2007, and as of the filing date of this 10-K, we have failed to implement and maintain financial and management information systems, controls and procedures.  If, in the future, we fail to implement and maintain financial and management information systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is listed on the pink sheets.  It is not quoted on any exchange or on the NASDAQ, and no other exemptions currently apply. Therefore, the SEC "penny stock" rules govern the trading in our common stock.  Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The brokerage firm must furnish the customer a document describing the risks of investing in penny stocks. The brokerage firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the brokerage firm and its broker will receive for the trade. Finally, the brokerage firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. Generally, brokers subject to the "penny stock" rules when effecting transactions in our securities may be less willing to comply with the “penny stock rules.”  This may make it more difficult for investors to dispose of our common stock.

SPECIAL COMMITTEE INVESTIGATION

An investigation conducted by a special committee of our board of directors identified a number of violations of securities laws and regulations.  Legal and regulatory actions arising from these violations may have substantial negative consequences for us.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

PRINCIPAL OFFICE

As of December 31, 2007, we rented office space at 1221 West Yellowstone Avenue, Osburn, Idaho 83849.  The property consisted of two buildings, one used as an office (four offices, two stories) and one post frame building used as a shop.  As of the date of the filing of this report, the principal corporate office was located at the offices of Material Advisors, LLC , 110 Greene Street, Suite 1101, New York, New York, 10012.

MINING PROPERTIES

We have assets of real property, mineral leases and options.  The following section describes our right, title, or claim to our properties and each property's location.  This section also discusses our present plans for exploration of the properties.

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

Section of the Coeur d’Alene Mining District	Estimated Acres

Atlas Mine	540 acres fee simple and patented
180 unpatented
Sierra Trapper Creek	80 acres patented
Aulback, Section 6 & 7	100 acres patented
Sierra Silver, Woodland Park & Nine Mile	60 acres patented
80 acres mineral rights
L & N Claims	108 acres patented
Park Copper & Gold	99 acres patented

We have no information whether the properties can be commercially exploited and no information as to the amount or quality of the minerals on the properties.  As of December 31, 2007 and as of the date of the filing of this 10-K, we have no plans to exploit any of the mining properties.

JUAB COUNTY, UTAH

Dragon Mine

The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District), has been principally exploited for halloysite clay.  The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian.  We leased the property in 2001 until August 18, 2005 when we purchased the property for $500,000 in cash.

From 1950 to 1977, the Dragon Mine was operated by Filtrol Corporation.  To the best of our knowledge, the mineral mined at the property was used primarily as an input of a petroleum-cracking product.  The property was idle from 1977 until 2001 when we entered into a lease on it.

Previous owners' records indicate that over 1.35 million tons of clay mineral was mined at the property between 1950 and 1977.  Those records also estimate approximately 300,000 tons of mineralized material remain on the property.

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington.  The Company initially paid 400,000 shares of common stock, valued at $100,000, for a one-year lease.  Under the terms of the lease agreement, the Company had the right to renew the lease annually in exchange for 100,000 additional shares of our common stock or the option to purchase the property for $500,000.  The Company issued 100,000 shares of stock for each year of the lease for the years 2002 – 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 cash.

At the Dragon Mine, the following minerals, among others, have been identified:  halloysite, kaolinite, alunite, and iron.

The property is located approximately two miles southwest of Eureka, Utah and can be accessed via state highway and county road. The Union Pacific Railroad has a spur approximately two miles from the property.  Electrical power was approximately 1.5 miles from the site and there was no evidence of water except in the shaft.

During 2005 and 2006, we invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate halloysite from non-halloysite material.  The plant utilized an air-based processing technique, which was determined inadequate for the intended purpose.

All activity at the mine was suspended in October 2007 when current management at the time determined that the lack of both a detailed resource analysis and an adequate mineral processing system would prevent a successful commercialization of the mine.

In 2008, we engaged the services of an internationally recognized geological consulting firm to both conduct a detailed assessment of the Dragon Mine and identify an adequate processing system.  At the time of the filing of this report, the work of the consulting firm was still ongoing.

ITEM 3.                      LEGAL PROCEEDINGS
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

As consideration for the agreement, NaturalNano has paid us $250,000 and we issued 750,000 warrants to NaturalNano with an exercise price of $0.35.

NaturalNano has made a claim against us seeking to recover the $250,000 it believes it is due as part of the 2004 transaction.  We have made a counterclaim for monies received by NaturalNano from the sale of Atlas warrants issued to NaturalNano.  As of the date of the filing of this report, NaturalNano has not filed a lawsuit.  If a lawsuit were to be filed by NaturalNano, we would vigorously contest such a lawsuit.

Securities Litigation

We, certain of our directors and former officers and employees, our prior auditor, Chisolm, Bierwolf & Nilson, LLC, and Nano Clay and Technologies, Inc., our defunct, wholly owned subsidiary, are defendants in a class action filed on October 11, 2007 on behalf of purchasers of our publicly traded common stock during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that we damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that we improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to our financial statements.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.  Our former officers and employees have requested, with respect to this action, payment of their attorneys’ fees and indemnification.  Lead counsel in this case has been selected.  Management has indicated that they intend to vigorously defend this action.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices for Our Common Stock

Through mid December 2007, our common stock was quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”).  After that date, our common stock was quoted on the pink sheets under the symbol “ALMI.”  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The source of the year 2006 information was found at http://www.stockhouse.com and the year 2007 information was found at http://www.pinksheets.com.

Year 2007			Year 2006
	High	Low	High	Low
First Quarter	$2.08	$1.54	$1.49	$0.90
Second Quarter	$2.98	$1.81	$1.94	$1.37
Third Quarter	$2.92	$1.65	$2.44	$1.71
Fourth Quarter	$1.70	$0.53	$1.98	$1.33

Record Holders

As of December 31, 2007, there were approximately 1,565 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 1999, we have never declared or paid any cash dividend on our common stock.  We are not subject to any restrictions or limitations relating to the declaration or payment of dividends other than those imposed by state corporate laws applicable to corporations generally.

Equity Compensation Plans

Our Board of Directors adopted three equity compensation plans: (1) the Non-qualified Stock Option Plan of Atlas Mining Company, (2) the Incentive Stock Option Plan of Atlas Mining Company, and (3) the Consultant Stock Plan.  The Non-qualified Stock Option and Incentive Stock Option plans were adopted in 1998.  The Non-qualified Stock Option Plan expired in January 2007 and the Incentive Stock Option Plan is set to expire in November 2008.  The Consultant Stock Plan was adopted in 2002 and is set to expire in August 2012.

The Non-qualified Stock Option Plan allowed us to grant options to purchase up to 10% of the then (at the time of grant) outstanding shares of common stock.  The price per share for each option granted was to be set by the Administrative Committee.

As of December 31, 2007, we had only two grants of options under the Non-qualified Stock Option Plan oustanding.  One was a grant of options to William Jacobson in 2004 to purchase 3,500,000 shares at $0.18 per share.  During 2007, Jacobson exercised 1,084,756 of these options.  The other grant was to Ronald Price in 2006 of options to purchase 1,000,000 shares at prices related to market prices at the time of vesting, which resulted in exercise price from $0.54 to $2.32 per share.  These options vested over the terms of their employment contracts and all unexercised options were terminated per the resignations of Jacobson and Price in June 2008 and December 2008, respectively.

The Incentive Stock Option Plan allowed us to grant options to purchase up to a total of 10% of the then (at the time of grant) outstanding shares of common stock. Options issued under the Incentive Stock Option Plan must have had a price per share at least equal to the fair market value of our common stock on the date of the grant.  As of December 31, 2007, no options were outstanding under the Incentive Stock Option Plan.

The Consultant Stock Plan allowed us to grant options to purchase up to 5,000,000 shares of our Company’s common stock.  The Company filed form S-8 in August 2002 authorizing the issuance of 5,000,000 shares.  The exercise price of the options issued under this plan are set at 85% of the market price of the Company’s common stock on the date of the grant.  16,646,647 options were granted under the plan.  As of December 31, 2007, no unexercised options were outstanding under the Consultant Stock Plan.

In 2007, options and stock awards were granted to Robert Dumont and Robert Gaensbauer and options were granted to Barbara Suveg.  The grants and the awards were made in connection with employment agreements.  The grants were not made under the Non-qualified Stock Option Plan or the Incentive Stock Option Plan and are considered individual compensation arrangement under SEC rules.  Messrs. Dumont and Gaensbauer and Ms. Suveg voluntarily terminated employment before the end of 2007 and before any options were exercised.  Our position is that such voluntary resignations breached the employment agreements and terminated the employee’s rights to options.  The options and stock awards granted to Messrs. Dumont and Gaensbauer and the options granted to Ms. Suveg are not included in the table below; however, the Company was required to pay the stock award to its former officers and employees.  As of December 31, 2007, we recorded $280,000 in stock award payable.

Equity Compensation Plan Information
As of December 31, 2007

		Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders		- 0 -	- 0 -	N/A

Equity compensation plans	Incentive Stock Option Plan	- 0 -	- 0 -	(1)
not approved by security holders	Stock Option Plan	2,688,577	$0.66	(1)

Total		2,688,577	$0.66

(1) The Incentive Stock Option Plan and the Non-qualified Stock Option Plan do not set forth a maximum number of shares subject to the plans.  Each of the plans has the following provision: “The aggregate number of shares of our common stock which may be issued upon the exercise of [options] granted under this Plan and any other stock option plan adopted by us shall not exceed ten percent (10%) of the then issued and outstanding shares of our common stock.”

RECENT SALES OF UNREGISTERED SECURITIES

In 2007, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.  With the exception of the sales of 1,481,482 made on January 9, 2007 and the sales made on July 11, 2007 and July 26, 2007, current management has not verified that the purchasers were accredited investors or whether the conditions of the 4(2) exemption were satisfied.

On January 3, 2007, we issued 40,000 shares of common stock to two investors for $20,000 for the redemption of outstanding warrants.

On January 9, 2007, we issued 1,481,482 shares of common stock for $2,000,001 for exercise of a subscription agreement.

Also on January 9, 2007, we issued 230,000 shares of common stock for $115,000 for the redemption of outstanding warrants.

On January 12, 2007, we issued 3,430 shares of common stock for $858 for the redemption of an outstanding warrant.

On January 29, 2007, we issued 50,000 shares of common stock for $35,000 for the redemption of an outstanding warrant.

On April 9, 2007, we issued 4,592 shares of common stock for $8,633 per an agreement.

On April 27, 2007, we issued 1,000 shares of common stock in exchange for $2,000 worth of stock in the minority interest.

On July 11, 2007, we issued 833,330 shares of common stock for $149,999 for the exercise of stock options.

On July 26, 2007, we issued 251,426 shares of common stock for $45,257 for the exercise of stock options.

ITEM 6.	SELECTED FINANCIAL DATA

Please refer to Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K to view the audited financial statements at December 31, 2007 and 2006.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a natural resources company principally engaged in the development of our resource property, the Dragon Mine, located in the state of Utah.

Historically, our primary source of revenue was generated by contract mining operations.  However, at December 31, 2008, we discontinued our contract mining efforts due to economic conditions and the desire to concentrate our efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.

Property Exploration

In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the year ending December 31, 2007 and 2006 were $1,449,526 and $2,150,911, respectively, on the halloysite clay project.

Activity at the mine was suspended in October 2007 when management, at that time, determined that the lack of both a detailed resource analysis and an adequate mineral processing system would prevent a successful commercialization of the mine.  In 2008, we engaged the services of an internationally recognized geological consulting firm both to conduct a detailed assessment of the Dragon Mine and develop an adequate processing system.  At the time of the completion of this report, the work of the consulting firm was still ongoing.

Management intends to continue to focus its efforts on the potential commercialization of the Dragon Mine.  We do not intend to seek out and acquire other properties.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to our financial reporting:

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2007 and 2006, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Impairment of Assets
In August 2001, Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  If, at a point in the future, a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs. Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  We may never own a property with proven and probable reserves.

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  In accordance with SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe we have met the “more likely than not” standard imposed by SFAS No. 109 to allow for recognition of such an asset.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these financial statements, assets and liabilities involve extensive reliance on our estimates.  Actual results could differ from those estimates.

Fair Value of Financial Instruments
The recorded amounts of financial instruments, including cash equivalents, available for sale securities, receivables, investments, accounts payable and accrued expenses, and long-term debt, approximate their market values as of December 31, 2007 and 2006.  We have no investments in derivative financial instruments.

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the years ended December 31, 2007 and 2006, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work.  These service contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs expensed as incurred.  All out-of-pocket costs are included in expenses.
Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Stock Options and Warrants
We have stock option plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees.  The plans are more fully described in Note 7.  Prior to January 1, 2006, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for awards made under our stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, we have adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method, compensation expense recognized during the year ended December 31, 2007 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2007, and (b) compensation expense for all share-based awards granted on or after January 1, 2007.  Accordingly, compensation expense of $666,002 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended December 31, 2007 and 2006, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating the application of the following recent accounting pronouncements to our financial statements, including applicability and financial impact:

EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets”
We have not yet realized any significant revenues from its Dragon mine operation. Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights Are Tangible or Intangible Assets”.  We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.
To date, we have not established any proven or probable reserves on its mineral properties.

EITF 04-03, “Mining Assets:  Impairment and Business Combinations”
We have one mineral property that we are attempting to commercialize.  As required by EITF 04-03 “Mining Assets:  Impairment and Business Combinations,” when considering impairment for mining property, we are to consider the Value Beyond Proven and Probable (VPBB) in evaluating the carrying value of mineral assets.  We have not determined if this pronouncement has current application to us, but will be implemented in our future financial reporting when applicable.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133”
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.”  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We have not determined the effect of the application of the disclosure requirements of SFAS No. 161 at December 31, 2007.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  We have determined that adoption of this will occur during our fiscal year ending December 31, 2009.  The Company will re-class minority interest from a liability to a component of shareholders’ equity.

SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  We have not determined if this pronouncement has current application to us, but will be implemented in our future financial reporting when applicable.

SFAS No. 157, “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 were to be effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.  In February 2008, Staff Position No. 157-2 “Effective Date of FASB Statement No. 157”, delayed the effective date of SFAS No. 157. The provisions of FSP FAS 157 are effective for our 2009 fiscal year.  We have not determined if this pronouncement has current application to us, but will be implemented in our future financial reporting when applicable.

FASB Interpretation No. 48, “Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No. 199”
In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109."  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for our first quarter ending March 31, 2008.  The adoption of FIN 48 will not have a material impact on our financial statements.

OVERVIEW OF OUR LOSSES

During the years ended December 31, 2007 and 2006, 100% of revenues realized were as a result of our contract mining business.  Our results for the last two years reflect an upswing in underground mining services provided to our customers.  During 2007, we had revenue growth of 104% over the revenues in year 2006.  In addition, net losses in 2007 were 21% less than the losses realized in 2006.

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2007 were $7,731,081 and $3,800,104 for the same period ending December 31, 2006, an increase of $3,930,977.  The 103% increase in revenue was due to an increase in the number of underground mining contracts worked by the Company in 2007 versus 2006.  During 2007, four underground mining contracts were worked by the Company versus two underground mining contracts in 2006.

Gross profit for the year ended December 31, 2007 was $3,018,419 compared to $1,188,285 for the same period ended December 31, 2006, an increase of $1,830,134.  This 154% increase was a direct result of the increased number of mining contracts worked by the Company during 2007 versus 2006.

Total operating expenses for the year ended December 31, 2007 were $5,217,705 compared to $3,537,294 for the same period ended December 31, 2006, an increase of $1,680,411.  The 47% increase in operating expense was due primarily to an increase in the number of active underground mining contracts worked by the Company during 2007 versus 2006.

Our net loss for the year ended December 31, 2007 was $1,681,716 compared to $2,110,673 for the same period ending December 31, 2006, a decrease of $428,957.  The 21% decrease is due to a significant increase in Contract Mining revenues, coupled with a reduction in the cost of performing contract mining services.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of filing this report, we have not commercialized the Dragon Mine and have had to rely on cash flow generated from our now discontinued contract mining business and the sale of stock and convertible debt to fund our operations. The contract mining business was discontinued at December 31, 2008.  At the current time, we have obligations in excess of our liquid assets.  If we are unable to fund our operations through the commercialization of the Dragon Mine, or the sale of equity and/or debt (or a combination thereof), we may have to file bankruptcy.  We continue to seek additional financing, though there is no assurance that we will be able to do so.

We have experienced annual operating losses since our reactivation in September 1997.  As of December 31, 2007, we had an accumulated deficit of $(14,589,101).  We can provide no assurance that our proposed projects and services, even if fully developed, can be successfully marketed or that we will ever achieve significant revenues, profit margins or profitability to sustain our operations and meet our obligations.

Through December 31, 2007, our activities had been financed primarily through the sale of equity securities and borrowings, coupled with revenues from contract mining.  For the years ended December 31, 2007 and 2006, contract mining accounted for 100% of revenue.  Our current asset and debt structure is explained below.

Our total assets as of December 31, 2007 were $6,271,643 compared to $4,109,451 as of December 31, 2006, or an increase of $2,162,192.  For the year ended December 31, 2007, we increased our current assets by $1,286,019, and increased our fixed assets by $1,187,006 through acquisitions of additional mining equipment and vehicles.

Total liabilities were $1,702,224 as of December 31, 2007, compared to $881,858 as of December 31, 2006.  We acquired mining equipment during the year ended December 31, 2007 to facilitate increased contract mining activities.  As a result, the Company had notes payable of $121,052 and $162,623 at December 31, 2007 and December 31, 2006, respectively, and leases payable of $497,420 and $232,262 at December 31, 2007 and December 31, 2006, respectively.

Current liabilities including accounts payable and accrued expenses due as of December 31, 2007 and 2006 were $803,752 and $486,973, respectively, and are the result of daily operations and accrued taxes.  We also carry a liability of $50,415 and $52,415 to the minority interest in a subsidiary and stock awards payable of $280,000 and $0 at December 31, 2007 and 2006, respectively.

Our principal sources of cash flow during the year 2007 came, in part, from our contract mining activities which provided an average of $643,802 per month for the year ended December 31, 2007 and averaged $316,675 per month for the same period in 2006.  We relied on our credit facilities and public or private sales of equity for additional sources of cash during 2007.

Cash flow from financing activities for the year ended December 31, 2007 was $2,029,860 compared to $1,352,446 for the same period in 2006, a difference of $677,414.  The major factor for the difference was receipt of proceeds from issuance of common stock in January 2007.

The Company used $1,170,949 in investing activities for the year ended December 31, 2007 compared to using $1,084,890 in the same period in 2006, a difference of $86,059.  This was attributed to purchases of more equipment during the year 2007 compared to 2006.

Cash flows provided by (used by) operating activities for the year ended December 31, 2007 was $134,608 compared to ($2,266,384) for the same period in 2006, a difference of $2,400,922.  This was attributable to increases in accounts payable and accrued expenses, stock award payable and other non-cash transactions.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

RESTATEMENT OF PRIOR FINANCIAL INFORMATION AND RESULTS OF THE INVESTIGATION

Background
On October 9, 2007, we filed a report on Form 8-K with the Securities and Exchange Commission for the purpose of making certain disclosures and attaching a press release.  The 8-K and the press release indicated that our chief executive officer and chief financial officer determined that it would be necessary to restate our audited consolidated financial statements and other financial information.  The 8-K stated, “the determination to restate resulted from recent discussions with a customer and the subsequent discovery that [we] had not properly accounted for cash received in 2004 as a deposit for the sale of halloysite clay from [our] Dragon Mine.  The deposit was improperly recorded as revenue for the year ended December 31, 2004.”  We have restated our financial statements for the year ended December 31, 2006.

The 8-K also stated that other areas of accounting uncertainty had been identified.

On November 9, 2007, Mark Kockler was hired as Vice President and Chief Operating Officer.  Later in November 2007 Robert Dumont resigned as CEO, President and Director, John Gaensbauer resigned as Executive Vice President, and Barbara Suveg resigned as Chief Financial Officer.  In December 2007 Mr. Kockler resigned and William T. Jacobson, Chairman of the Board of Directors who had resigned as CEO and President in July 2007, was appointed interim CEO and President.  On January 7, 2008 Jack Harvey resigned as a director.  On January 11, 2008, John Levy and Morris D. Weiss were appointed directors.  At that time the Board of Directors consisted of Messrs. Jacobson, Levy, Weiss, and Ronald Price, who was president of our subsidiary, Nano Clay and Technologies, Inc.

The Special Committee
On January 11, 2008, the Board of Directors formed a Special Committee (the Committee initially consisted of Mr. John F. Levy as chair and, later, inlcuded Mr. Morris D. Weiss) and directed it to (i) review and investigate the conduct of our prior management and any issues arising therefrom and (ii) review and evaluate our business, financial condition, assets, strategy, prospects and management and recommend to the Board of Directors various alternatives to improve our performance and prospects.

On August 20, 2008, the Special Committee presented its findings and recommendations to the Board of Directors concerning the investigation of the conduct of our prior management and related issues. After consideration, the Board has accepted the findings and recommendations of the Special Committee.

The Investigative Team

The Special Committee was assisted in the investigation by outside independent legal counsel, Blank Rome LLP (“Blank Rome”), and independent accountants, Heiskell, MacGillivray & Associates retained by Blank Rome (the Special Committee and its advisors are referred to collectively as the “Investigative Team”).

Scope of the Investigation

The Investigative Team reviewed and investigated, among other things, (i) certain of our prior issuances of equity securities and issues related thereto, (ii) the treatment for financial reporting purposes of $250,000 received by us in connection with a 2004 transaction involving NaturalNano, Inc., as more fully described in Note 8, (iii) our accounting for fixed assets and long-term liabilities and (iv) certain public statements made by us regarding the Dragon Mine.

The Investigative Team’s review included a broad and extensive document review including our stock compensation plans, stock transfer records, minutes of the board meetings, press releases and public filings, accounting and banking books and records and e-mails and related attachments of our current and certain former employees, officers and directors.  The Investigative Team also conducted interviews of our current and certain former officers, directors, employees and advisors who appeared to have knowledge of the issues being investigated.  Three of our former officers and two of our former consultants declined to be interviewed.  We placed no limitations on the investigation and cooperated with the investigation, providing requested documents and data and, where possible, making management and our employees available for interviews.

Findings of the Special Committee
The findings of the Special Committee include the following:
•
During the period beginning in 2002 and ending in early 2006, approximately 30 million shares of common stock were issued in violation of the federal securities laws, including the registration provisions of Section 5 of the Securities Act of 1933.  The violations involved (a) misuse of SEC Registration Form S-8, a short form registration form for compensatory issuances to certain officers, directors, employees and consultants (approximately 16 million shares were issued under Form S-8), (b) transfer of 9.9 million shares to related parties and affiliates that were purportedly sold under our Registration Statement on SEC Registration Form SB-2 and subsequent resales without compliance with the plan of distribution contained in our SB-2, and (c) grants of at least 2.8 million shares purportedly made pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.  These issuances are discussed in more detail in the following three paragraphs.

•
Between 2002 and 2006, we issued approximately 16 million shares of our common stock that were purportedly issued under our registration statements on Form S-8.  A review of these issuances revealed that approximately 14.6 million of these shares, with an aggregate market value of approximately $3.6 million (based upon the closing sale price per share on the apparent dates of issuance), were issued to individuals and entities that were ineligible to receive shares registered on Form S-8 because, among other reasons, these individuals or entities provided us with capital raising or stock promotion services and/or did not provide any bona fide consulting services to us.  In addition, some such issuances and other issuances also may have been in excess of the number of shares we had registered on Form S-8 at the time of issuance.  Many of the shares were issued in violation of the Atlas’ 2002 Consultant Stock Plan.  Certain shares were issued to family members of our then CEO, Mr. Jacobson, and such transactions appear to have been, among other things, director conflict of interest transactions which did not receive proper approval from the Board of Directors.

Moreover, the values given to the S-8 stock for financial reporting purposes in many cases appear to have been less than market value of the stock on the apparent dates of issuance.
•
In 2003, we registered for sale on SEC Registration Form SB-2 ten million shares of common stock at a fixed price of $0.10 per share on a self-underwritten basis.  Purportedly, to avoid filing a post-effective amendment to update the disclosure in the registration statement, we issued 9.9 million shares to related parties and affiliates.  In 2003 and 2004, these shares were provided to third parties for resale and resales were apparently made at times when the market price was greater than $0.10.  Only after such resales did we ultimately receive cash payments in the aggregate of approximately $805,000 for these shares, which is less than the $990,000 that would be expected.

•
In 2003, we issued 2.8 million restricted shares for supposed services purportedly in reliance on the private placement exemption from registration set forth in Section 4(2) of the Securities Act.  However, we did not determine whether the recipients satisfied a condition of the exemption (that is, that the recipients took with the intent to resell only pursuant to an effective registration statement or an exemption from registration).  In some cases, we instructed our transfer agent to transfer these shares prior to the applicable holding period under Rule 144, which is an exemption from registration.  1.4 million of these shares were issued to a family member of Mr. Jacobson and this transaction appears to have been, among other things, a director conflict of interest transaction that did not receive proper authorization from the Board of Directors.

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

•
The Special Committee has determined that the accounting treatment of the $250,000 received from NaturalNano as revenue in 2004 was incorrect.  However, the Special Committee has also determined that the treatment of such funds as proposed in the October 9, 2007 press release was also incorrect.  The Special Committee believes that during the two-year term of the contract the $250,000 should have been treated as a deposit and, after the expiration of the contract in 2006, the entire $250,000 should have been recognized as other income.

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

•	The Special Committee found no evidence of accounting irregularities with respect to fixed asset ownership and long-term liabilities.
•	Our internal controls over financial reporting and disclosure controls contained material weaknesses that led to inadequate and inaccurate disclosures.
•
There were inaccurate statements in press releases released by us including a press release dated November 28, 2006 that contained inaccurate statements regarding the production capabilities and activities at the Dragon Mine.

Restatements
In our report on Form 8-K filed on October 9, 2007, we stated that we had concluded that its audited consolidated financial statements and other financial information at and for the fiscal years ended December 31, 2004, 2005 and 2006 could no longer be relied upon based on the accounting for the 2004 sale of halloysite clay to NaturalNano.  The Special Committee determined on August 20, 2008 that the financial statements for all periods beginning in 2002 through the second quarter of 2007 are unreliable.

In addition to the NaturalNano matter, the Special Committee had determined that expenses recorded in 2002 through 2006 relating to the value of certain issuances of equity stock and the compensation expenses associated with the vesting of certain stock options granted to our officers were not properly recorded on the financial statements.  The Special Committee determined that that during the two-year term of the NaturalNano contract, the $250,000 should have been treated as a deposit, but after the expiration of the contract in 2006, the entire $250,000 should have been recognized as other income.  The financial statements for the year ended December 31, 2006 and the quarters ended March 31 and June 30, 2006 and 2007, and September 30, 2006 will be restated.

Report to the SEC
The Special Committee has reported its findings to the staff of the SEC.  In February 2009, the SEC issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company, its officers, directors, and affiliates for the period of August 2002 through 2006.  The Company intends to cooperate fully with the SEC investigation.

Recommendations of the Special Committee
Based on its investigation, the Special Committee provided to the Board of Directors a number of findings and recommendations that the Board accepted.  The recommendations include, among other things, continuing the improvements to our corporate governance policies and procedures, adopting conflict of interest and related party transaction policies, implementing new practices regarding equity issuances, changing transfer agents and hiring new independent auditors.

Based on the recommendation of the Special Committee, we are evaluating possible claims against Mr. Jacobson and others to recover the losses incurred by us and improper profits or benefits that may have been obtained by Mr. Jacobson, his family members or others, as well as losses incurred by us while conducting the investigation and remedying the matters uncovered.

As a result of the investigation, changes that have been made include the following:

•	In June 2008, Mr. Jacobson resigned as an officer and director.
•	As a result of Mr. Jacobson’s resignation, our Board now consists of a majority of independent directors. As of the date of this report, the board has only one non-independent director.
•
In July 2008, we hired Michael Lyon as interim Chief Executive Officer until December 31, 2008 who brought more than 35 years of experience in finance, operations, law and strategic planning in a variety of businesses.

•	We hired experienced securities and disclosure counsel.
•
We named Morris D. Weiss as Chief Restructuring Officer.  His duties include oversight and management of litigation and property dispositions, other than Dragon Mine, which we intend to operate, advising the Board as to other restructuring matters and such other matters as may be assigned to him by the Board.

•
We dismissed Chisholm, Bierwolf & Nilson, LLC (“Chisholm”) as independent auditors and retained PMB Helin Donovan LLP (“PMB”) as independent auditors for the purposes of auditing the financial statements for the years ended December 31, 2006 and December 31, 2007, performing other audit procedures on the financial statements for the year ended December 31, 2005 and 2004 and reviewing financial statements for the first quarter 2007 and 2006, the second quarter 2007 and 2006, and third quarter 2007 and 2006.

•	We appointed David A. Taft as a director.

•
We entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”) to perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.

•	We appointed Andre Zeitoun as President and Chief Executive Officer and as a director of Company effective January 1, 2009. Mr. Zeitoun is compensated by Material Advisors LLC.

•	We appointed Christopher Carney as interim Chief Financial Officer effective February 17, 2009. Mr. Carney is compensated by Material Advisors LLC.

•
We have adjusted prior period balances for corrections of errors to properly reflect accounting for the valuation for stock options, related party transactions, impairment of securities available for sale and valuation of common stock issued for services.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included herein at Item 15. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two years ended December 31, 2006, there were no disagreements Chisholm, Bierwolf, & Nilson LLC (“Chisholm”), the independent registered public accounting firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.  Chisholm did not advise us that

1.	internal controls necessary to develop reliable financial statements did not exist; or

2.
information has come to its attention which made the accountant unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

3.
the scope of the audit should be expanded significantly, or information has come to its attention that it had concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report)

On August 20, 2008, the Board of Directors engaged PMB Helin Donovan LLP (“PMB”) as our independent registered public accounting firm, and simultaneously dismissed Chisholm.

The engagement of PMB as our independent registered public accounting firm included auditing financial information for the years ended December 31, 2006, as well as performing audit procedures for the year ended December 31, 2007.  Services engaged also include quarterly reviews of financial information beginning with the first quarter ended March 31, 2006.

ITEM 9A.                  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.  Based upon such evaluation, management identified material weaknesses in internal control over financial reporting which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, revenue recognition, stock issued for services, stock issuances under option plans that were in violation of the terms of the plans, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

To mitigate internal control weaknesses the Company has replaced the management and Board of Directors under which these weaknesses occurred and, in turn, and replaced them with a management team and Board of Directors that have instituted internal control and corporate governance policies that are intended to reduce the possibility of such breaches of controls.

To avoid the inappropriate issuances of equity identified by the Board of Directors’ Special Committee, all future equity issuances will require Board approval.

(b) Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes, among other things, those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PMB Henlin Donovan, our independent registered public accounting firm, as stated in their report, which is included herein.

In performing our assessment, we identified the risks that most likely affect reliable financial reporting and are most likely to have a material impact on the company’s financial statements, documented each business process within the risk area, determined the control points related to the business process and tested the design and effectiveness of each control.  In addition to process (transactional) level controls, we evaluated entity level controls to determine if compensating controls mitigated any process level risks.  Entity level controls include a broad range of non-transactional activities including account reconciliations, management review of results, the Company’s Code of Conduct and Audit Committee review of practices and results.

SEC Release 33-8809 defines “material weakness” as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statement will not be prevented or detected on a timely basis.  SEC release 33829 defines “significant deficiency” as a deficiency, or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a material weakness in a high risk process and a number of significant deficiencies in high to low risk processes within high risk areas of financial statement control.   Despite the existence of the material weakness and the significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm has tested our internal control over financial reporting evaluation process and has provided an adverse opinion on the Company’s control over financial reporting audit report.

As of December 31, 2007, the following material weaknesses in our internal control over financial reporting were identified:

i.
The lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting staff and minimal operating revenue and as such, all accounting and financial reporting operations are performed by one individual. This individual is the only employee with any significant knowledge of generally accepted accounting principles and is the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of account reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of more than one person with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the employee.

ii.
The lack of an effective period-end financial statement closing process.  There is no formal guidance or checklist of procedures to facilitate the accounting period end closing process.  Also, general ledger accounting reconciliations, other than cash accounts are not formally performed or documented and, in some cases, subsidiary records supporting general ledger balances are not effectively maintained.  In addition, analytical reviews of financial and operational results are not consistently performed on a formal basis or documented.

iii.
The lack of adequate board oversight has provided management the opportunity to both override the controls that governed the Company’s normal course business activities and execute transactions without necessary board approval.

(d) Changes in Internal Control Over Financial Reporting

As a result of implementing the assessment process over the internal control over financial reporting, we implemented various remediation measures to improve our financial reporting and disclosure controls.  As this is our first report on internal control, none of the weaknesses identified below have been previously disclosed.   Some of the remedial actions taken since December 31, 2007 include:

i.	The institution of certain personnel changes that will result in an appropriate segregation of duties in the period-end financial reporting process.

ii.	The implementation of procedures and controls governing the period-end financial statement closing process.

iii.	The creation of an independent, qualified and active Board of Directors that includes a financial expert.

(e) Auditor’s Assessment of Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Atlas Mining Company
New York, NY

We have audited the accompanying consolidated balance sheets of Atlas Mining Company (“Atlas”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2007:

➢
The lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting staff and minimal operating revenue and as such, all accounting and financial reporting operations are performed by one individual. This individual is the only employee with any significant knowledge of generally accepted accounting principles and is the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of account reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including consolidation entries and footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of more than one person with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the employee.

➢
 The lack of an effective period-end financial statement closing process.  There is no formal guidance or checklist of procedures to facilitate the accounting period end closing process.  Also, general ledger accounting reconciliations, other than cash accounts are not formally performed or documented, and in some cases, subsidiary records supporting general ledger balances are not effectively maintained.  In addition, analytical reviews of financial and operational results are not consistently performed on a formal basis or documented.

➢
The lack of adequate board oversight has provided management the opportunity to both override the controls that governed the Company’s normal course business activities and execute transactions without necessary board approval.

In January 2008, the Company’s Board of Directors formed a Special Committee and directed it to (i) review and investigate the conduct of the Company’s prior management and any issues arising therefrom and (ii) review and evaluate the Company’s business, financial condition, assets, strategy, prospects and management, and recommend to the Board various alternatives to improve the Company’s performance and prospects.

The Investigative Team reviewed and investigated several questionable transactions and public statements made by the company. The Team and the Special Committee determined on August 20, 2008, that the financial statements for all periods beginning in 2002 through the second quarter of 2007 could not be relied upon and hired new independent accountants to work with new management to reissue the financial statements.  The financial statements for the year ended December 31, 2006 have been restated and included several material adjustments in order in bring them in compliance with GAAP.

In our opinion, management’s assessment that Atlas Mining Company, Inc., did not maintain effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Atlas Mining Company, Inc., has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PMB Helin Donovan, LLP
Spokane, WA
July 10, 2009

ITEM 9B.                  OTHER INFORMATION

None.

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following were the members of the Board of Directors and/or officers at the year ended December 31, 2007:

Name	Age*	Position

William T. Jacobson	61	Chairman of the Board, Chief Executive Officer, President, Director
Jack Harvey	86	Director
Ronald Price	59	Director
Barbara Suveg	36	Interim Corporate Secretary

* Age at December 31, 2007

BACKGROUND OF OFFICERS AND DIRECTORS

WILLIAM T. JACOBSON, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, PRESIDENT, DIRECTOR.  Mr. Jacobson was a director, Chairman of the Board and Chief Executive Officer of Atlas Mining Company since August 1997.  Mr. Jacobson reported that at December 31, 2007 he was a member of the Board of Directors for Transnational Automotive Group, Inc. (symbol: TAMG), an unrelated entity.  Mr. Jacobson entered into a five year employment contract in 2004 that provided for annual salaries of $120,000, $150,000, $200,000, $225,000, $250,000 and provided for options to acquire up to 3,500,000 shares of common stock over a five year period at $0.18 per share.  Mr. Jacobson resigned as CEO, President and director in June 2008.

JOHN "JACK" HARVEY, DIRECTOR.  Mr. Harvey was a director of Atlas Mining Company since 1997 until he tendered his resignation on January 11, 2008.

RONALD R. PRICE, DIRECTOR.  Mr. Price was a director since 2005 and president of our subsidiary, Nano Clay and Technologies, Inc. since 2006.  He retired after a 20-year career at the US Naval Research Laboratory where he was engaged in research involving halloysite clay in entrapment and time release processes.  In March 2006, Mr. Price entered into a three-year employment agreement, with salaries of $150,000, $175,000, and $200,000.  In 2006, he was granted options to purchase 1,000,000 shares of common stock.  The first 500,000 shares were exercisable at a range of $1.48 to $1.51 per share and the remaining 500,000 shares are exercisable at 85% of the common stock price on given anniversary dates at range of $0.54 to $2.32.  The options vested 25% on July 14, 2006, January 14, 2007, July 14, 2007, and January 14, 2008.  Price resigned as President of Nano Clay and Technologies, Inc. and as a director of Atlas Mining Company in December 2008.

BARBARA SUVEG, INTERIM SECRETARY.  Ms. Suveg’s employment began in September 2006 as an accountant.  On August 8, 2007, she signed a three-year employment agreement to serve as our Chief Financial Officer at $168,000 per year.  The employment agreement provided for the grant of options to purchase 250,000 shares of common stock at $2.41 per share of which 100,000 vested immediately.  From August 8, 2007 until her resignation on November 13, 2007, she served as our Chief Financial Officer.  She rejoined us on November 30, 2007 as our Interim Corporate Secretary and corporate accountant.  Her tenure as our Interim Corporate Secretary ended in January 2009.  Ms. Suveg’s employment with us as corporate accountant ended in March 2009. Ms. Suveg continues to provide accounting consulting services to us.

As of December 31, 2007, we did not have nominating, auditing, or compensation committees and there were no procedures by which shareholders recommended nominees to the Board of Directors.

As of December 31, 2007, we did not have an audit committee and the board did not function as an audit committee.  We did not have person qualified to be an audit committee financial expert.  We reported in earlier 10-Ks that the Board believed that it could not pay enough to attract a person with such qualifications to serve on the board.  We are not aware of any other statements or determination by the Board on such matter.

SIGNIFICANT EMPLOYEE

Ronald Short, 63, is the Operations Manager of our Contract Mining Division.  Prior to joining the Company in 2003, Mr. Short managed several gold and silver mining properties for other mining companies.  Mr. Short does not work under an employment agreement.  Mr. Short’s employment with the Company ended January 31, 2009.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission.  Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:  None of the persons who were directors, or Kurt Hoffman who was an officer and director for part of 2007, or IBS Capital LLC and the IBS Turnaround Fund (QP) (A Limited Partnership),  filed a Form 5 within 45 days of the end of fiscal 2007 or provided us with a statement that no such filing was required.

ITEM 11.                   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND HIGHLY PAID EMPLOYEES
						Non-
						Equity
						Incentive
						Plan
				Stock	Option	Compen-	Non-
Name and		Salary	Bonus	Awards	Awards	sation	Qual-
Principal Position	Year	($)	($)	($)	($)	($)	ified

William Jacobson	2007	$177,083	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -
President, CEO (1)	2006	120,000	- 0 -	30,000	- 0 -	- 0 -	- 0 -

Robert L. Dumont	2007	124,538	- 0 -	685,000	(0)	- 0 -	- 0 -
President, CEO (2) (3)

Ronald Price	2007	167,708	51,975	- 0 -	- 0 -	- 0 -	- 0 -
Director (Atlas),	2006	118,750	- 0 -	- 0 -	58,466	- 0 -	- 0 -
President, CEO
Nano Clay
Technologies, Inc.

Barbara Suveg	2007	132,283	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Interim Corporate Secretary, Accountant (4)

Ronald Short	2007	121,713	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Operations	2006	66,644	14,000	- 0 -	- 0 -	- 0 -	- 0 -
Manager
Contract Mining
Division

(1)
 Mr. Jacobson was Chairman at all times during 2007, but not CEO, President, or an employee during the period from July 9, 2007 to November 30, 2007.  His employment agreement was in effect at all times.

(2)	Mr. Dumont served as President and CEO from July 9, 2007 until November 28, 2007.
(3)
Mr. Dumont entered into a three year employment agreement dated July 9, 2007.  The employment agreement called for an annual salary of $300,000, the grant of options to purchase 2.5 million shares of common stock at $2.74 per share, 1 million of which vested on the grant date, and an award of 500,000 shares of common stock, 250,000 of which vested on the award date.  No options were exercised and no certificates for the 250,000 vested shares of common stock were issued.  Mr. Dumont resigned on November 28, 2007.  We treated Mr. Dumont’s voluntary resignation as a breach of his employment agreement and we recognized no amounts for financial statement reporting purposes in accordance with SFAS 123(R) with respect to the option grants, the stock award is recorded as a liability.

(4)
Ms. Suveg entered into an employment contract dated August 8, 2007.  The employment contract called for the grant of options to purchase 250,000 shares of common stock at $2.41 per share, 100,000 of which vested on the grant date.  No options were exercised.  Ms. Suveg resigned as CFO on November 13, 2007.  We treated Ms. Suveg’s voluntary resignation as a breach of her employment agreement and we recognized no amounts for financial statement reporting purposes in accordance with SFAS 123(R) with respect to the option grants.

STOCK OPTIONS
	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Uncerlying Unexercised Unearned		Option Exercise	Option	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
	(#	)	(#	)	Options		Price	Expiration	Vested		Vested	Vested		Vested
Name	Exercisable		Unexercisable		(#	)	($)	Date	(#	)	($)	(#	)	($)

William Jacobson	688,577		1,000,000		- 0 -		$0.18	6/27/008	1,000,000		$800,000	- 0 -		$ - 0 -

Robert Dumont (1)

Ronald Price	750,000		250,000		- 0 -		$1.46	1/14/11	250,000		200,000	- 0 -		- 0 -

Barbara Suveg (2)

Ronald Short	N/A		N/A		N/A		N/A	N/A	N/A		N/A	N/A		N/A

(1) Mr. Dumont entered into an employment agreement dated July 9, 2007.  The employment agreement called for the grant of options to purchase 2.5 million shares of common stock at $2.74 per share, 1 million of which vested on the grant date, and the award of 500,000 shares of common stock, 250,000 vested on the award date.  No options were exercised and no certificates for the 250,000 vested shares of common stock were issued.  We treated Mr. Dumont’s voluntary resignation as a breach of his employment agreement and we recognized no amounts for financial statement reporting purposes in accordance with SFAS 123(R) with respect to the option grants.  The stock has been recorded as a liability at December 31, 2007.

(2) Ms. Suveg entered into an employment agreement dated August 8, 2007.  The employment agreement called for the grant of options to purchase 250,000 shares of common stock at $2.41 per share, 100,000 of which vested on the grant date.  No options were exercised.  We treated Ms. Suveg’s voluntary resignation as a breach of her employment agreement and we recognized no amounts for financial statement reporting purposes in accordance with SFAS 123(R) with respect to the option grants.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2007

Directors received no separate compensation for service as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, Secretary, Treasurer and the Vice-President. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 54,173,594 shares of common stock outstanding as of December 31, 2007.

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned

William T. Jacobson (3) (4)	3,320,083	6.10%
John Harvey (4)	- 0 -	0%
Ronald R. Price (3) (4)	60,500	*
Barbara Suveg (3)	100	*
All Officers and Directors as a Group	3,390,183	6.25%

IBS Capital LLC (5)	9,689,082	17.89%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Atlas Mining Company, P O Box 968, Osburn, Idaho 83849.

(2)
Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Executive Officer.

(4)	Director.

(5)
IBS Capital LLC, Two International Place, 24th Floor, Boston, Massachusetts 02110, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities.  One fund, the IBS Turnaournd Fund (QP) (A Limited Partnership), owned 11.56% of outstanding shares at December 31, 2007.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a related party to Clearwater Mines, Inc. (“Clearwater”), an entity with common officers (William Jacobson) and directors (William Jacobson).  During the year ended December 31, 2006, we paid $3,188 to Clearwater as a stock assessment to retain ownership in Clearwater common stock.  At December 31, 2006, Clearwater owed us $11,139 for services provided by our staff for the Clearwater common stock assessment.  At December 31, 2007, Clearwater owed the Company $1,618.
In January 2007, we received 502,090 shares of common stock in Clearwater as a payment of a previously impaired loan.  The original loan amount of $50,000 was impaired to $0 at the year ended December 31, 2005 as we deemed the debt to be permanently uncollectible at that time.  The shares received as payment were valued at the level of the original debt and recorded as other income.  However, as the shares have no identifiable market value, management elected to permanently impair the shares to $0, thus having no affect on our net income.

On March 19, 2007, we extended a short-term loan in the amount of $20,000 to KAT Exploration, a related party with common ownership interest.  The loan does not have a defined payment schedule, interest rate or termination date.  The loan is uncollateralized.  We believe that the probability of collecting the principal value of the note is remote and has written off the amount as bad debt expense.

In September 2007, we entered into a rental lease for its office space with its then CEO, Robert Dumont.  The lease was a month to month arrangement with the ability for either party to terminate the agreement, in writing, with thirty days notice.  The monthly rent was $3,300.  We terminated the agreement the beginning of December 2007.

Because all directors were employees or had been employees within three years, none were independent under the listing standards of the New York Stock Exchange or NASDAQ.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for audit services rendered by PMB Helin Donovan the independent auditor for the audit of our annual consolidated financial statements for the year ended December 31, 2007, and Chisholm, Bierwolf and Nilson LLC, the independent auditor for the audit of our annual consolidated financial statements for the year ended December 31, 2006.  The table includes fees for reaudits of our annual consolidated financial statements for the year ended December 31, 2006 performed by PMB Helin Donovan.  In addition, the table includes information for other services rendered by the independent auditor during the same periods.

		Chisholm,		Chisholm,
	PMB Helin	Bierwolf and	PMB Helin	Bierwolf and
	Donovan LLC	Nilson, LLC	Donovan LLC	Nilson, LLC
	December 31, 2007	December 31, 2006	December 31, 2006	December 31, 2006

Audit Fees (1)	$48,912	$9,608	$139,375	$48,537
Audit-Related Fees	- 0 -	- 0 -	- 0 -	- 0 -
Tax Fees (2)	- 0 -	- 0 -	- 0 -	- 0 -
All Other Fees (3)	- 0 -	- 0 -	- 0 -	- 0 -
Total	$48,912	$9,608	$139,375	$48,537

(1)
Fees for audit services billed or expected to be billed relating to fiscal 2007 consisted of (a) audit of our financial statements, (b) reviews of our quarterly financial statements, statutory and regulatory audits, consents and other services related to SEC matters, (c) audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective control over financial reporting was maintained in all material respects, and (d) attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404.  These fees were pre-approved by the Board of Directors.

Fees for audit services billed or expected to be billed relating to fiscal 2006 consisted of (a) audit of our financial statements, and (b) reviews of our quarterly financial statements, statutory and regulatory audits, consents and other services related to SEC matters.

(2)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

(3)
All other fees represent the aggregate fees paid for products and services that are not included in the “Audit fees,” “Audi-related fees,” and “Tax fees” sections.  The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal registered public accounting firm’s independence.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006 (restated)	F-2 – F-3

Consolidated Statement of Operations and Comprehensive Loss for Years Ended December 31, 2007 and 2006 (restated)	F-4 – F-5

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006 (restated)	F-6

Consolidated Statement of Cash Flows for Years Ended December 31, 2007 and 2006 (restated)	F-7 – F-8

Notes to Consolidated Financial Statements	F-9– F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlas Mining Company

We have audited the accompanying balance sheets of Atlas Mining Company as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. Atlas Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Mining Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Atlas Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 10, 2009 expressed an unqualified opinion.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2006 financial statements have been restated.

PMB Helin Donovan, LLP
Spokane, WA
July 10, 2009

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
		Restated
Current Assets
Cash and cash equivalents	$1,210,621	$217,102
Accounts receivable (net of allowance of $0)	911,710	876,355
Accounts receivable – related party	1,618	11,139
Investments – available for sale	4,886	3,794
Advances	1,054	618
Mining supplies	40,544	2,000
Deposits and prepaids	396,217	169,623

Total Current Assets	2,566,650	1,280,631

Property and Equipment
Land and tunnels	1,062,499	1,076,299
Land improvements	91,835	83,987
Buildings	551,383	291,214
Mining equipment	1,485,936	972,060
Milling equipment	886,982	586,979
Laboratory equipment	75,968	74,174
Office furniture and equipment	37,962	1,300
Vehicles	236,530	150,952
Less: Accumulated depreciation	(724,102)	(408,145)

Total Property and Equipment	3,704,993	2,828,820

TOTAL ASSETS	$6,271,643	$4,109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
		Restated
Current Liabilities
Accounts payable and accrued liabilities	$803,752	$486,973
Stock awards payable	280,000	- 0 -
Current portion of notes payable	111,571	123,588
Current portion of leases payable	153,064	141,816

Total Current Liabilities	1,348,387	752,377

Long-Term Liabilities
Long-term portion of notes payable	9,481	39,035
Long-term portion of leases payable	344,356	90,446

Total Long-Term Liabilities	353,837	129,481

TOTAL LIABILITIES	1,702,224	881,858

Commitments and Contingencies

Minority Interest	52,415	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 54,173,594 and
51,278,334 shares issued and outstanding
at December 31, 2007 and 2006, respectively	19,108,111	16,087,361
Accumulated deficit	(14,589,101)	(12,907,385)
Accumulated other comprehensive loss	(2,006)	(4,798)

Total Stockholders’ Equity	4,517,004	3,175,178

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$6,271,643	$4,109,451

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2007	2006
		Restated
REVENUES:
Contract mining	$7,731,081	$3,800,104
Total Revenues	7,731,081	3,800,104

COST OF SALES:
Contract mining	4,712,662	2,611,819
Total Cost of Sales	4,712,662	2,611,819

Gross Profit	3,018,419	1,188,285

OPERATING (INCOME) EXPENSES:
Exploration & development costs	1,449,526	2,150,911
Mining production costs	947,266	161,236
General & administrative	2,892,004	1,225,147
Disposition of land and equipment	(115,497)	- 0 -
Loss on abandonment of equipment	44,406	- 0 -
Total Operating Expenses	5,217,705	3,537,294

Net Operating Loss	(2,199,286)	(2,349,009)

OTHER INCOME (EXPENSE):
Interest income	56,873	30,076
Interest expense	(20,744)	(20,075)
Gain on revaluation of stock awards	646,000	- 0 -
Realized loss on securities available for sale	(414)	(39,219)
Contract settlement	- 0 -	250,000
Other income	15,000	17,554
Bad debt	(179,145)	- 0 -
Total Other Income (Expenses)	517,570	238,336

Loss Before Income Taxes	(1,681,716)	(2,110,673)

Provision (Benefit) for Income Taxes	- 0 -	- 0 -

Minority Interest	- 0 -	(510)

Net Loss	$(1,681,716)	$(2,111,183)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.04)

Weighted Average Shares Outstanding	53,504,206	49,446,722

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2007	2006
		Restated

Net Loss	$(1,681,716)	$(2,111,183)

Comprehensive Gain:
Change in Market Value of Investments	2,792	1,112

Net Comprehensive Loss	$(1,678,924)	$(2,110,071)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Statement of Stockholders’ Equity
For the years ended December 31, 2007 and 2006 (restated)
							Accumulated
							Other	Total
						Accumu-	Comprehensive	Stock-
	Preferred Stock			Common Stock		lated	Income	holders'
	Shares	Amount		Shares	Amount	Deficit	(Loss)	Equity
Beginning Balance,
January 1, 2006 (as previously reported)	- 0 -	$	- 0 -	48,852,892	$13,596,492	$(9,649,505)	$(123,218)	$3,823,769

Prior period adjustment (see Note 3)	- 0 -		- 0 -	2,795	643,548	(1,146,697)	117,308	(385,841)

Shares issued for services between $0.90 and $1.40	- 0 -		- 0 -	90,500	101,700	- 0 -	- 0 -	101,700

Shares issued for exercise of warrants for cash between $0.25 and $0.50	- 0 -		- 0 -	1,256,980	546,745	- 0 -	- 0 -	546,745

Shares issued for cash at $2.00	- 0 -		- 0 -	340,500	681,000	- 0 -	- 0 -	681,000

Shares issued for payment of exploration costs at $1.25	- 0 -		- 0 -	8,000	10,000	- 0 -	- 0 -	10,000

Shares issued for options exercised at $0.18 cash	- 0 -		- 0 -	726,667	130,800	- 0 -	- 0 -	130,800

Net change in unrealized loss on available for sale securities	- 0 -		- 0 -	- 0 -	- 0 -	- 0 -	1,112	1,112

Compensation for options issued to employees	- 0 -		- 0 -	- 0 -	377,076	- 0 -	- 0 -	377,076

Net loss for the year ended December 31, 2006	- 0 -		- 0 -	- 0 -	- 0 -	(2,111,183)	- 0 -	(2,111,183)

Balance, December 31, 2006 (restated)	- 0 -		- 0 -	51,278,334	16,087,361	(12,907,385)	(4,798)	3,175,178

Shares issued for redemption of warrants between $0.25 and $0.50 for cash and bonus	- 0 -		- 0 -	323,430	150,858	- 0 -	- 0 -	150,858

Shares issued for cash at $1.35	- 0 -		- 0 -	1,481,482	2,000,001	- 0 -	- 0 -	2,000,001

Shares issued for settlement of debt	- 0 -		- 0 -	4,592	8,633	- 0 -	- 0 -	8,633

Shares issued in conversion of minority interest shares	- 0 -		- 0 -	1,000	- 0 -	- 0 -	- 0 -	1,000

Shares issued for options exercised at $0.18 for cash and compensation	- 0 -		- 0 -	833,330	149,999	- 0 -	- 0 -	149,999

Shares issued in cash-less exercise of options for compensation	- 0 -		- 0 -	251,426	45,257	- 0 -	- 0 -	45,257

Net change in unrealized gain (loss) on available for sale securities	- 0 -		- 0 -	- 0 -	- 0 -	- 0 -	2,792	2,792

Compensation for options issued to employees	- 0 -		- 0 -	- 0 -	666,002	- 0 -	- 0 -	666,002

Net loss for the year ended December 31, 2007	- 0 -		- 0 -	- 0 -	- 0 -	(1,681,716)	- 0 -	(1,681,716)

Balance, December 31, 2007	- 0 -	$	- 0 -	54,173,594	$19,108,111	$(14,589,101)	$(2,006)	$4,517,004
The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the year ended
	December 31,
	2007	2006
		Restated
Cash Flows from Operating Activities:
Net Loss	$(1,681,716)	$(2,111,183)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operations:
Depreciation	376,228	178,832
Non-cash exercise of warrants for bonus	35,000	- 0 -
Non-cash exercise of options for compensation	45,257	- 0 -
Stock issued for services	- 0 -	111,700
Securities received for services	- 0 -	(10,000)
Options granted	666,002	377,076
Other non-cash compensation expense	926,000	- 0 -
Gain on revaluation of stock awards	(646,000)	- 0 -
Minority interest	- 0 -	510
Realized (gain) loss on securities available for sale	414	39,219
Gain on sale of equipment	(115,497)	- 0 -
Loss on disposition of equipment	44,406	- 0 -
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(25,834)	(847,321)
Mining supplies	(38,544)	7,000
Deposits and prepaids	(226,594)	(50,047)
Advances	(436)	40
Increase (Decrease) in:
Deferred revenue	- 0 -	(250,000)
Accounts payable and accrued expenses	316,777	287,790
Stock award payable	280,000	- 0 -
Net Cash Used by Operating Activities	(44,537)	(2,266,384)

Cash Flows from Investing Activities:
Purchases of land and land improvements	(28,048)	(950,263)
Purchases of equipment	(1,158,958)	(304,240)
Disposal of land and equipment	195,202	169,613
Net Cash Used by Investing Activities	(991,804)	(1,084,890)

Cash Flows from Financing Activities:
Payments on notes payable	(167,519)	(105,002)
Payments on leases payable	(194,428)	(140,975)
Proceeds from notes payable	125,948	239,878
Proceeds from issuance of common stock	2,265,859	1,358,545
Net Cash Provided by Financing Activities	2,029,860	1,352,446

Increase (Decrease) in Cash	993,519	(1,998,828)

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)
	For the year ended
	December 31,
	2007		2006
			Restated

Increase (Decrease) in Cash, Balance Forward		$993,519		$(1,998,828)

Cash and Cash Equivalents at Beginning of Period		217,102		2,215,930

Cash and Cash Equivalents at End of Period		$1,210,621		$217,102

Cash Paid For:
Interest		$20,744		$29,677
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Equipment financed though leasing		$468,219		$298,211
Shares issued for settlement of debt		$8,633	$	- 0 -

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In October 2007, management announced its intention to cease development activities at the mine until both a resource survey and an appropriate system to processing system could be obtained.  At December 31, 2007, the Company hired a geological consulting firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2007 and 2006, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Available for Sale Investments
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Compensated Absences
Certain employees of the Company at the management level are paid vacation pay.  At the years ended December 31, 2007 and 2006, the Company accrued compensated absences of $7,500 for both years.  The balance of unpaid, accrued compensation absences at December 31, 2007 and 2006 were $15,000 and $7,500, respectively.

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At December 31, 2007 and 2006, total cash balances were $1,210,621 and $217,102, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the years ended December 31, 2007 and 2006, the Company received 92% and 86%, respectively, of contract service revenue from three of its major customers noted as follows:

	% of	% of
2007 Customers	Revenues	Receivables
Customer A	13%	17%
Customer B	38%	6%
Customer C	41%	56%

	% of	% of
2006 Customers	Revenues	Receivables
Customer A	16%	3%
Customer B	70%	48%

Earnings (Loss) Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at December 31, 2007 consisted of 2,688,577 in options.  Common stock equivalents at December 31, 2006 consisted of 3,773,333 in options and 327,430 in warrants.  Common stock equivalents at December 31, 2007 and 2006 were considered but were not included in the computation of loss per share at December 31, 2007 and 2006 because they would have been anti-dilutive.
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2007:
Basic EPS
Net loss to common shareholders	$(1,681,716)	53,504,206	$(0.03)

For the year ended December 31, 2006:
Basic EPS
Net loss to common shareholders (restated)	$(2,111,183)	49,446,722	$(0.04)

   At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

Fair Value of Financial Instruments
The Company’s financial instruments, as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash equivalents, available for sale securities, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2007 and 2006.  The Company has no investments in derivative financial instruments.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets
In August 2001, Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At December 31, 2007 and 2006, no impairments were recognized.

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

At December 31, 2007 and 2006, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amounts held in mining supplies at December 31, 2007 and 2006 were $40,544 and $2,000, respectively.

Minority Interest
Minority interest represents the 47% minority share interest in Park Copper and Gold, held by several shareholders.  The change in minority interest between year 2006 and 2007 represents shares in Park Copper exchanged for the Company’s common stock.

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

Depreciation expense for the years ended December 31, 2007 and 2006 totaled $376,228 and $178,832, respectively.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  In accordance with SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow for recognition of such an asset.

Restatement and correction of error
Statement of Financial Accounting Standards No. 154 – In May 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.  The Company has restated its December 31, 2006 financial statements for corrections of errors. See Note 3.

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the years ended December 31, 2007 and 2006, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

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

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options and Warrants (continued)
follow are based on applying SFAS No. 123(R).  Under this transition method, compensation expense recognized during the year ended December 31, 2007 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2007, and (b) compensation expense for all share-based awards granted on or after January 1, 2007.  Accordingly, compensation expense of $666,002 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended December 31, 2007 and 2006, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Tax Collected from Customers
Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) allows the Company’s management to determine whether sales tax or other excise taxes applied to specific types of transactions or items will be presented on a gross basis (included in revenue) or net basis (excluded from revenues).  During the years ended December 31, 2007 and 2006, the Company’s revenues were from Contract Mining through labor only contracts.  Taxing authorities in the jurisdictions where these services were performed either did not require collection of sales tax or equivalent excise taxes, or provided the Company’s customers sales tax exemptions status as the primary business conducted was mining.  Therefore, at the years ended December 31, 2007 and 2006, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

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

Recent Accounting Pronouncements

EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets”
Since acquiring the Dragon Mine in August 2005, the Company has not yet realized significant revenues from the property.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

EITF 04-03, “Mining Assets:  Impairment and Business Combinations”
The Company has one mineral property that is in the exploration stage.  As required by EITF 04-03 “Mining Assets:  Impairment and Business Combinations,” when considering impairment for mining property, management is to consider the Value Beyond Proven and Probable (VPBB) in evaluating the carrying value of mineral assets.  Management has not determined if this pronouncement has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133”
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.”  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has not determined the effect of the application of the disclosure requirements of SFAS No. 161 at December 31, 2007.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Management has determined that adoption of this will occur during the Company’s fiscal year ending December 31, 2009.  The Company will re-class the minority interest as a liability to a component of stockholders’ equity in the first quarter of 2009.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  Management has not determined if this pronouncement has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

SFAS No. 157, “Fair Value Measurements”
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 were to be effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.  In February 2008 Staff Position No. 157-2 “Effective Date of FASB Statement No. 157”, delayed the effective date of FAS 157. The provisions of FSP FAS 157 are effective for the Company’s 2009 fiscal year.  Management has not determined if this pronouncement has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

FASB Interpretation No. 48, “Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No. 109”
In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109."  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or to be taken, in a tax return.  The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.  The provisions of FIN 48 are effective for the Company's first quarter ending March 31, 2008.  The adoption of FIN 48 will not have a material impact on the financial statements of the Company.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Background
On October 9, 2007, the Company filed a report on Form 8-K with the Securities and Exchange Commission, which indicated that the Company had determined that it would be necessary to restate its audited consolidated financial statements and other financial information.

The Special Committee
On January 11, 2008, the Board of Directors formed a Special Committee (consisting of Mr. Levy and Mr. Weiss) and directed it to (i) review and investigate the conduct of the Company’s prior management and any issues arising therefrom and (ii) review and evaluate the Company’s business, financial condition, assets, strategy, prospects and management, and recommend to the Board various alternatives to improve the Company’s performance and prospects.

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
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

Restatements
In the Company’s report on Form 8-K filed on October 9, 2007, the Company stated that it concluded that its audited consolidated financial statements and other financial information at and for the fiscal years ended December 31, 2004, 2005, and 2006 could no longer be relied upon based on the accounting for the 2004 sale of halloysite clay to NaturalNano. The Special Committee determined on August 20, 2008, that the financial statements for all periods beginning in 2002 through the second quarter of 2007 could not be relied on.

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

Report to the SEC
The Special Committee has reported its findings to the staff of the SEC and has advised the staff that the Company intends to cooperate with any investigation that the SEC may commence.  In February 2009 the Company’s counsel received a formal order of investigation from the SEC.  Management and counsel are working with the SEC in this regard.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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

The Company has continued to make additional changes it believes will improve management, internal controls and corporate governance including the following:
•
Naming Morris D. Weiss as Chief Restructuring Officer.  His duties included oversight and management of litigation and property dispositions, other than Dragon Mine, which the Company intends to operate; advising the Board as to other restructuring matters and such other matters as may be assigned to him by the Board.

•
The Company appointed PMB Helin Donovan LLP (“PMB”) as independent auditors for the purposes of auditing the financial statements for the years ended December 31, 2006 and December 31, 2007, and conducting other audit procedures on the financial statements for the year ended December 31, 2005 and 2004, and reviewing financial statements for the first Quarter 2007 and 2006, the second Quarter 2008, 2007 and 2006, and third Quarter 2007 and 2006.

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
December 31, 2007 and 2006

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

The following is a summary of the restatements for 2006:

Decrease in cost of sales for contract mining	$77,711
Increase in unrecorded liabilities	7,750
Increase in contract mining production costs	161,236
Increase in general administrative costs, compensation	233,881
Decrease in interest income	112
Increase in realized loss on available for sale securities	39,219
Increase in a settlement of contract	250,000
Decrease in miscellaneous income	3,774
Subtotal	118,261
Income tax effect of restatement	63,269
Increase in 2006 net loss	$181,530

The effect on the Company’s previously issued 2006 financial statements is summarized as follows:

Balance Sheet as of December 31, 2006

	Previously Reported	Increase (Decrease)	Restated

Current Assets (a)(c)	$1,281,739	$(1,108)	$1,280,631
Property and Equipment (b)	2,977,933	(149,113)	2,828,820
Total Assets	4,309,881	(200,430)	4,109,451
Current Liabilities (d)	638,368	114,009	752,377
Long-term Liabilities (e)	216,721	(87,240)	129,481
Total Liabilities	855,089	26,769	881,858
Stockholders’ Deficit:
Accumulated Deficit – December 31, 2005 (f)	(9,649,505)	(1,146,697)	(10,796,202)
Net Income (Loss) for 2006	(1,992,922)	(118,261)	(2,111,183)
Accumulated Deficit – December 31, 2006	(12,789,124)	(118,261)	(12,907,385)
Total Liabilities and Stockholders’ Equity	4,309,881	(1,134,703)	3,175,178

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 – RESULTS OF THE INVESTIGATION AND RESTATEMENT OF PRIOR FINANCIAL INFORMATION (CONTINUED)

Statement of Operations and Comprehensive Income (loss) for the Year Ended December 31, 2006

	Previously	Increase
	Reported	(Decrease)	Restated

Revenue – Contract Mining	$3,799,204	$900	$3,800,104
Cost of Sales (g)	2,689,530	(77,711)	2,611,819
Gross Profit	1,109,674	78,611	1,188,285
Exploration and Mining Production Costs (h)	2,143,161	7,750	2,150,911
General & Administrative Expenses (i)	991,266	233,881	1,225,147
Loss from Operations	(2,024,753)	(324,256)	(2,349,009)
Interest Expense	(20,074)	(1)	(20,075)
Interest Income	30,188	(112)	30,076
Realized Loss on Securities (j)	-0-	(39,219)	(39,219)
Settlement on Contract (k)	-0-	250,000	250,000
Other Income	21,327	(3,773)	17,554
Minority Interest	(510)	-0-	(510)
Income (Loss) Before Taxes	(1,992,922)	(118,261)	(2,111,183)
Provision for Income Taxes	-0-	-0-	-0-
Net Loss	$(1,992,922)	$(118,261)	$(2,111,183)

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
December 31, 2007 and 2006

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
(f) – Correction of an error in valuation of vested stock options issued under FAS 123(R) and APB Opinion No. 25 to former officers and directors.   The compensation expense related to vesting of 1,500,000 of vested stock options were under-valued by $200,200, and 650,000 of vested stock options were under-valued by $16,560 for the years ended December 31, 2001 through 2005.
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
December 31, 2007 and 2006

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 -  NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
		(Restated)
Note payable to an insurance company due in monthly installments of $2,875, including interest at 5.75%. The note matures in April 2008	$8,474	$40,223

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.	27,691	44,944

Note payable to an insurance company due in monthly installments, including interest at 8.60%. The note matures in May 2008 and 2007.	84,887	77,456

Total Notes Payable	121,052	162,623
Less: Current Portion	(111,571)	(123,588)

Total Long-Term Liabilities	$9,481	$39,035

Future minimum principal payments on notes payable are as follows:

2008	$ 111,571
2009	9,481
$ 121,052

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 – NOTES AND LEASES PAYABLE (CONTINUED)

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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
		(Restated)

2007	$ - 0 -	$160,370
2008	186,630	42,319
2009	176,508	28,160
2010	131,805	17,663
2011	76,384	15,573
2012	11,591	- 0 -
Thereafter	- 0 -	- 0 -
Total Minimum Lease Payments	582,918	264,085

Less: Amount Representing Interest	(85,498)	(31,823)
Present Value of Net Minimum Lease Payments	497,420	232,262
Current Net Minimum Lease Payments	(153,064)	(141,816)
Long-Term Net Minimum Lease Payments	$344,356	$90,446

The following is an analysis of the leased property under capital leases by major classes:

Classes of Property	December 31, 2007	December 31, 2006

Mining Equipment	$651,161	$369,804
Vehicles	78,373	39,660
Other	286,088	- 0 -
Less: Accumulated Depreciation	(164,114)	(49,166)
TOTAL	$851,508	$360,298

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 -  NOTES AND LEASES PAYABLE (CONTINUED)

OPERATING LEASES

The Company had rental expense under operating leases of $9,900 and $0 at December 31, 2007 and 2006, respectively.  At the end of September 2007, the Company entered into a rental lease agreement for its office space with its then CEO at a rate of $3,300 per month.  The lease was month to month and was terminable by either party with thirty days written notice.  The Company terminated the lease the beginning of December 2007.

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

NOTE 6 – RELATED PARTIES

The Company is a related party to Clearwater Mines, Inc. (“Clearwater”), an entity with common officers (William Jacobson) and directors (William Jacobson).  During the year ended December 31, 2006, the Company paid $3,188 to Clearwater as a stock assessment to retain ownership in Clearwater common stock.  At December 31, 2007, Clearwater owed the Company $1,618 for services provided by the Company’s staff for the Clearwater common stock assessment.  At December 31, 2006, Clearwater owed the Company $11,139 for services provided to Clearwater by the Company’s administrative staff.

In January 2007, the Company received 502,090 shares of common stock in Clearwater for payment of a loan.  The original loan amount of $50,000 was fully reserved as bad debt at the year ended December 31, 2005 as management deemed the debt to be permanently uncollectible.  The shares received as payment –had no identifiable market value and are held by the Company at a zero basis.

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

In September 2007, the Company entered into a rental lease for its office space with its then CEO, Robert Dumont. See Note.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At the years ended December 31, 2007 and 2006, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the years ended December 31, 2007 and 2006, 54,173,594 and 51,278,334 shares were issued and outstanding, respectively. At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

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

During the year ended December 31, 2006, the Company’s former CEO, William Jacobson, exercised 726,667 options for $130,800 in cash ($0.18 per share). These options were originally granted October 1, 2004.  See Note 8.

2007
During the year ended December 31, 2007, 273,430 warrants held by several unaffiliated individuals were exercised for shares of restricted common stock at prices ranging between $0.25 and $0.70 per share for a total of $135,858 in cash.

During the year ended December 31. 2007, the Company purchased a warrant for 50,000 shares of its common stock from a shareholder for $20,000.  This warrant was subsequently granted to and exercised in a cashless exercise by Mr. Price, a Company employee.  This warrant was granted to Mr. Price to satisfy a bonus of $35,000 due to him by the Company.

IBS Capital exchanged a stock subscription agreement for 1,481,482 shares of restricted stock at a price of $1.35 per share for a total of $2,000,001 in cash.

During the year ended December 31, 2007, the Company issued a total of 4,592 shares of stock for $8,633 settlement of debt. In addition, the Company exchanged 1,000 shares of its common stock for a minority interest shareholder’s shares of common stock in Park Copper and Gold. This transaction was valued at $2,000.

During the year ended December 31, 2007, the Company’s former CEO, William Jacobson exercised 833,330 options for shares of common stock for $149,999 in cash ($0.18 per share). These options were originally granted October 1, 2004.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

The Company issued 251,426 shares of restricted common stock at $0.18 per share for a non-cash exercise of options for $45,257 in accrued compensation.

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

The term of each option granted is determined by the committee and cannot be for more than five years from the date the option is granted.  The option price per share with each option granted is defined as 85% of market value.  At December 31, 2007 and 2006, all options were immediately exercised upon grant.

During the years 2002 through 2005, the Company issued S-8 shares to individuals who were not eligible to receive S-8 shares pursuant to the rules of the 2002 Consultant Plan.  The Company issued 14,635,370 S-8 shares for $3,467,226 in violation of the rules of the plan.  During the years ended December 31, 2002 through 2005, 1,941,277 shares were issued from the plan for $481,432 which were not in violation of the plan.  During the year ended December 31, 2006, the Company issued 70,000 shares from the plan for $72,765 that were not in violation of the plan. As of December 31, 2007 and 2006, the Company had issued a total of 16,646,647 S-8 shares under the 2002 Consultant Plan.  At December 31, 2007, 1,353,353 shares remained under the plan.

Non-qualified Stock Option Plan
In November 1998, the Company adopted a Non-qualified Stock Option Plan authorizing the granting to officers, directors, and employees options to purchase common stock.  The plan became effective January 13, 1997 and expired 10 years after such date.  Options were to be granted by the Administrative Committee, which was to be elected by the Board of Directors.  The number of options granted under this plan and any other plans active was not exceed 10% of the currently issued and outstanding shares of the Company’s common stock and no individual may be granted options that exceed 5% of the currently issued and outstanding shares of the Company.  The term of each option granted was to be determined by the Committee and could not be for more than five years from the date the option was granted.  The Administrative Committee was to set the exercise price of the option on the date of grant.  At December 31, 2007 and 2006, the Company had 2,688,577 and 3,773,333 options outstanding under the plan.

Incentive Stock Option Plan
In November 1998, the Company adopted an Incentive Stock Option Plan. The plan expired 10 years from the date of adoption.  The stock option plan permitted the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The options granted under this plan and any other active plans were not to exceed 10% of the currently issued and outstanding shares of the common stock and no individual was to be granted options that exceeded 5% of the currently issued and outstanding common stock of the Company.  The price of shares purchased was to be equal to or greater than the fair market value of the common stock at the date with a term of 5 years.  At December 31, 2007 and 2006, no options were outstanding under this plan.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 -  STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

During 2006, the Company’s Board of Directors approved an option to Ronald Price, the then CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to 1,000,000 shares of common stock over a two-year period.  The first 500,000 shares were exercisable within a range of $1.51 to $1.48 per share, and the remaining 500,000 shares were exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the Non-qualified Stock Option Plan.  The options vested 25% on July 14, 2006, January 14, 2007, July 14, 2007, and January 14, 2008.  At December 31, 2007 and 2006, the Company recorded $577,851 and $288,925 in compensation expense, respectively.

During 2004, the Company’s Board of Directors approved an option to the William Jacobson, the then CEO of Atlas Mining Company to acquire up to 3,500,000 shares of common stock over a five-year period at $0.18 per share.  These options were issued under the 1998 Non-qualified Stock Option Plan. 1,500,000 options vested on January 1, 2005 and the Company recorded $200,200 in compensation expense in accordance with APB 25. 500,000 options vest each January 1, 2006 through 2009. At December 31, 2007 and 2006, the Company recorded $88,151 of compensation expense for each of the years then ended in accordance with SFAS 123 (R).

As a result of their respective resignations, unexercised options granted to both Price and Jacobson were cancelled.

During July 2007, the Company granted 4,000,000 options to its officers and employees pursuant to their employment contracts.  These options were forfeited in November 2007 as a result of a breach of their respective contracts.  As of December 31, 2007, no compensation expense was recorded.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 -  STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The significant weighted average assumptions relating to the valuation of the Company’s options for the year ended December 31, 2006 were as follows:

	2007	2006
Dividend Yield	0%	0%
Expected Life	3 - 5 years	3 - 5 years
Expected Volatility	39.65% - 86.91%	39.65% - 86.91%
Risk-Free Interest Rate	3.44%	3.44%

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the years ended December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	3,773,333	$0.52	3,500,000	$0.18
Granted	4,000,000	2.61	1,000,000	1.51
Exercised	(1,084,756)	0.18	(726,667)	0.18
Forfeited	(4,000,000)	2.61	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	2,688,577	$0.66	3,773,333	$0.52
Exercisable at end of period	1,438,577	$1.01	1,523,333	$0.40

A summary of the status of the options outstanding at December 31, 2007 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.18	1,688,577	2 years	$0.18	688,577	$0.18
$0.54 - $2.32	1,000,000	1.50 years	$1.47	750,000	$1.78
	2,688,577			1,438,577

The Company had 2,250,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.61.  At December 31, 2007, the Company had 1,250,000 non-vested options with a weighted average grant date fair value of $0.25.  The unexercised options expire between July 15, 2009 and October 1, 2009.

At December 31, 2007, the former CEO of Atlas Mining Company had 1,688,577 of unexercised options that expired in July 2008 pursuant to the termination of the employment contract with the Company.  The Company’s CEO of Nano Clay and Technologies, Inc. had 1,000,000 of unexercised options that are outstanding at December 31, 2007.  These options expire 3 years from their vesting date.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 - STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

At December 31, 2007, the total compensation cost of $566,375 for unvested shares is expected to be recognized over the next 1.75 years on a weighted average basis.

Stock Warrants

The Company issued warrants pursuant to a private placement of stock during 2004 and 2005.  A summary of the status of the warrants available for exercise at December 31, 2007 and 2006, and changes during the periods then ended is presented below:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	327,430	$0.50	1,604,410	$0.45
Granted	- 0 -	- 0 -	- 0 -	- 0 -
Exercised	(323,430)	$0.50	(1,256,980)	$0.38
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	(4,000)	- 0 -	(20,000)	$0.50
Outstanding at end of period	- 0 -	- 0 -	327,430	$0.50
Exercisable at end of period	- 0 -	- 0 -	327,430	$0.50

At the period ended December 31, 2007, there were no stock warrants outstanding.

NOTE 9 – INCOME TAXES

At December 31, 2007, the Company had deferred tax assets principally arising from net operating loss carry-forwards for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following state tax rates: Idaho (7.6%), Utah (5%) and Montana (6.75%), respectively.  Due to operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.  In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income.  Management considers projected taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses and projected taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and thus recorded a valuation allowance against the entire deferred tax asset balance.  As of December 31, 2007 and 2006, the valuation allowances were $3,321,360 and $2,975,843, respectively.  The change in valuation allowance between 2007 and 2006 was $526,667.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 9 -  INCOME TAXES (CONTINUED)

At December 31, 2007 and 2006, the Company had net operating loss carry-forwards of approximately $8,823,184 and $8,086,113 for federal income tax purposes, respectively.  The net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2027, subject to the Tax Reform Act of 1986, which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code.  Federal and state net operating losses are subject to limitations as a result of these restrictions.  Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

A reconciliation of the statutory of federal and state tax rates to the Company’s effective tax rates is as follows:

	2007	2006

Statutory regular federal income tax rate	35%	35%
Statutory regular state income tax rate	19.35%	19.35%
Change in valuation allowance	(53.35%)	(53.35%)
Total	0%	0%

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION
Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section.  In accordance with SFAS No. 5, Accounting for Contingencies, when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.

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
December 31, 2007 and 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
December 31, 2007 and 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
December 31, 2007 and 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
December 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS

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
December 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

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
December 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

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
December 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July 2009.

ATLAS MINING COMPANY

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	July 15, 2009
John F. Levy

/s/ DAVID TAFT	Director	July 15, 2009
David Taft

/s/ MORRIS D. WEISS	Director	July 15, 2009
Morris D. Weiss

/s/ ANDRE ZEITOUN	Director	July 15, 2009
Andre Zeitoun