Form 10-Q
period 2008-03-31
ATLAS MINING CO
filed 2009-07-27
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	83849
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 31, 2008 was 54,233,779.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARIES

FIRST QUARTER 2008 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
		Page(s)

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets, March 31, 2008 (unaudited) and December 31, 2007	4-5

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2008 and 2007	6-7

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and 2007	8-9

	Condensed Notes to the Consolidated Financial Statements (unaudited)	10-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures

Certification Under Sarbanes-Oxley Act of 2002

PREFATORY NOTE

This Quarterly Report of Form 10-Q for the quarter ended March 31, 2008 was required to be filed on May 12, 2008.  On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements, and to file amended Quarterly Reports of Form 10-QSB for the fiscal quarters ended, March 31, and June 30, 2007.

The restatement at March 31, 2007 relate to the following matters:

•
The only revenues from operations during 2007 were generated by the Company’s Contract Mining operations.  Those operations were discontinued and shut down permanently on December 31, 2008 and will not be revived;

•	Operations at the Dragon Mine were suspended in October, 2007 and remained suspended throughout 2008; and

•	The following persons are no longer with the Company:

i.	the persons (there were two) who served as president and CEO of the Company at any time during 2007, both of whom also served as a director on the Company’s board;

ii.	the person who was president and CEO of Nano Clay & Technologies, Inc., our subsidiary, during 2007, and who also served as a director on the Company’s board.

Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors conditions, beliefs, and information for the financial information at March 31, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 1.                     CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$507,996	$1,210,621
Accounts receivable	990,364	911,710
Accounts receivable – related party	- 0 -	1,618
Investments – available for sale	5,426	4,886
Advances	609	1,054
Mining supplies	40,544	40,544
Deposits and prepaids	329,696	396,217

Total Current Assets	1,874,635	2,566,650

Property and Equipment
Land and tunnels	1,062,499	1,062,499
Land improvements	91,835	91,835
Buildings	551,383	551,383
Mining equipment	1,535,936	1,485,936
Milling equipment	886,982	886,982
Laboratory equipment	75,968	75,968
Office furniture and equipment	38,171	37,962
Vehicles	236,530	236,530
Less: Accumulated depreciation	(833,571)	(724,102)

Total Property and Equipment	3,645,733	3,704,993

TOTAL ASSETS	$5,520,368	$6,271,643

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$840,557	$803,752
Stock awards payable	199,500	280,000
Current portion of notes payable	28,712	111,571
Current portion of leases payable	134,927	153,064

Total Current Liabilities	1,203,696	1,348,387

Long-Term Liabilities
Long-term portion of notes payable	- 0 -	9,481
Long-term portion of leases payable	308,607	344,356

Total Long-Term Liabilities	308,607	353,837

TOTAL LIABILITIES	1,512,303	1,702,224

Commitments and Contingencies	- 0 -	- 0 -

Minority Interest	52,415	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 54,233,779 and
54,173,594 shares issued and outstanding
at March 31, 2008 and December 31, 2007,
respectively	19,526,986	19,108,111
Accumulated deficit	(15,569,870)	(14,589,101)
Accumulated other comprehensive loss	(1,466)	(2,006)

Total Stockholders’ Equity	3,955,650	4,517,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,520,368	$6,271,643

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

REVENUES:
Contract mining	$1,555,999	$2,002,270
Total Revenues	1,555,999	2,002,270

COST OF SALES:
Contract mining	1,021,496	1,070,714
Total Cost of Sales	1,021,496	1,070,714

Gross Profit (Loss)	534,503	931,556

OPERATING EXPENSES:
Exploration & development costs	64,287	481,868
Mining production costs	401,181	259,249
General & administrative	873,689	490,953
Total Operating Expenses	1,339,157	1,232,070

Net Operating Income (Loss)	(804,654)	(300,514)

OTHER INCOME (EXPENSE):
Interest income	24,718	29,424
Interest expense	(85)	(6,851)
Realized gain on securities available for sale	- 0 -	1,620
Gain on revaluation of stock awards	80,500	- 0 -
Special investigation fees and expenses	(281,124)	- 0 -
Bad debt	- 0 -	(20,000)
Total Other Income (Expenses)	(175,991)	4,193

Loss Before Income Taxes	(980,645)	(296,321)

Provision (Benefit) for Income Taxes	- 0 -	- 0 -

Minority Interest	- 0 -	19

Net Loss	$(980,645)	$(296,302)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	54,212,094	52,747,230

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Net Loss	$(980,645)	$(296,302)

Other Comprehensive Income:
Change in Market Value of Investments	540	1,392

Net Comprehensive Loss	$(980,105)	$(294,491)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(980,645)	$(296,302)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operations:
Depreciation	109,469	75,051
Stock issued for director fees	40,000	- 0 -
Non-cash exercise of warrants for bonus	- 0 -	35,000
Valuation of options	378,751	377,076
Gain on revaluation of stock awards	(80,500)	- 0 -
Minority interest	- 0 -	(19)
Realized gain on securities available for sale	- 0 -	(1,620)
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(78,654)	(347,210)
Accounts receivable – related party	1,618	11,139
Mining supplies	- 0 -	2,000
Deposits and prepaids	66,521	(4,841)
Reimbursed advances	445	618
Increase (Decrease) in:
Accounts payable and accrued expenses	36,805	102,368

Net Cash Used by Operating Activities	(506,190)	(46,740)

Cash Flows from Investing Activities:
Purchases of equipment	(50,209)	(288,372)

Net Cash Used by Investing Activities	(50,209)	(288,372)

Cash Flows from Financing Activities:
Payments on notes payable	(92,340)	(54,194)
Payments on leases payable	(53,886)	(125,382)
Proceeds from issuance of common stock	- 0 -	2,115,858

Net Cash Provided (Used) by Financing Activities	(146,226)	1,936,282

Increase (Decrease) in Cash	(702,625)	1,601,170

Cash and Cash Equivalents at Beginning of Period	1,210,621	217,102

Cash and Cash Equivalents at End of Period	$507,996	$1,818,272

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(continued)

	For the three months ended
	March 31,
	2008		2007

Cash Paid For:
Interest		$31,404		$6,851
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Equipment financed through leasing	$	- 0 -		$229,196

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three months period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements, and to file an amended Annual Report of Form 10-K for the year ended December 31, 2006. These financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2007 and 2006.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlas Mining Company, (“the Company”) was incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again.  During the years ended December 31, 2008 and 2007, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. Historically, the Company’s contract mining operation has been its sole source of revenue and income.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

NanoClay and Technologies, Inc. is a wholly owned subsidiary dedicated to the marketing of the Dragon Mine’s clay resource for use in, but not limited to, specialty ceramic, controlled release and polymer applications. In December 2008, the Nano Clay & Technologies subsidiary was administratively dissolved.

In October 2007, management announced its intention to cease development activities at the mine until both a resource survey and an appropriate system to processing system could be obtained.  During the year ended December 31, 2008, the Company hired a geological consulting firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of Atlas Mining Company (“the Company”) and all companies that the Company directly controls either through majority ownership or otherwise.  The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of March 31, 2008 and December 31, 2007, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At March 31, 2008 and December 31, 2007, total cash balances were $507,996 and $1,210,621, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

For the three months ended March 31, 2008 and 2007, the Company received 78% and 100%, respectively, of contract service revenue from two of its major customers noted as follows:

	% of	% of
2008 Customers	Revenues	Receivables

Customer A	56%	35%
Customer B	22%	30%

	% of	% of
2007 Customers	Revenues	Receivables
Customer A	77%	88%
Customer B	23%	12%

Environmental Expenditures
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

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs.  These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations.  Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.  Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and report an asset separately from the associated liability.

Based upon management’s current assessment of its environmental responsibilities, the Company cannot reasonably estimate any reclamation or remediation liability that may occur in the future, if any.

Impairment of Assets
In August 2001, Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At March 31, 2008 and 2007 no impairments were recognized.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs. Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized. At March 31, 2008 and 2007, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amount held in mining supplies at March 31, 2008 is $40,544.

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

During the first quarter ended March 31, 2008, the Company acquired mining equipment and office equipment totaling $50,000 and $209, respectively.  Depreciation expense for the periods ended March 31, 2008 and 2007 totaled $109,469 and $75,051, respectively.

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

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the three months ended March 31, 2008 and 2007, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletins No. 107 and 110 (“SAB 107” and “SAB 110”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 and SAB 110 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, The Company’s financial statements for prior periods include the impact of SFAS 123(R).

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2008.

Accordingly, compensation expense of $378,751 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended March 31, 2008 and 2007, respectively.

 ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 4 – STOCK AWARD PAYABLE

Under the requirements of SFAS 123(R), the Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the period ended March 31, 2008, the Company realized a gain on the revaluation of stock awards totaling $80,500.  At March 31, 2008, the value of Mr. Dumont’s stock award payable was $142,500, and value of Mr. Gaensbauer’s stock award payable was $57,000 for a total of $199,500.

NOTE 5 – NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Note payable to an insurance company due in monthly installments of $2,875 including interest at 5.75%. The note matures in April 2008	$ - 0 -	$ 8,474

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.	- 0 -	27,691

Note payable to an insurance company due in monthly installments including interest at 8.60%. The note matures in May 2009 and 2008.	28,712	84,887

Total Notes Payable	28,712	121,052
Less: Current Portion	(28,712)	(111,571)

Total Long-Term Liabilities	$ - 0 -	$ 9,481

Future minimum principal payments on notes payable are as follows:

2008	$28,712
$28,712

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 5 – NOTES AND LEASES PAYABLE (CONTINUED)

CAPITAL LEASES
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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2008:

March 31,
2008

2008	$ 136,835
2009	174,406
2010	133,248
2011	77,376
2012	11,932
Total Minimum Lease Payments	533,797
Less: Amount Representing Interest	(90,263)
Present Value of Net Minimum Lease Payments	443,564
Current Net Minimum Lease Payments	(134,927)
Long-Term Net Minimum Lease Payments	$ 308,607

OPERATING LEASES
At the end of December 2007, the Company entered into a rental lease agreement for its office space with an unrelated third party.  The lease was a one-year, non-terminable lease through the end of 2008 with an option to purchase the property.  The monthly rent during the first year was $2,250 per month.  For the quarter ended March 31, 2008, the Company recognized rent expense of $6,750 with regards to this lease agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At March 31, 2008 and December 31, 2007, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended March 31, 2008 and December 31, 2007, 54,233,779 and 54,173,594 shares were issued and outstanding, respectively.

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

During the quarter ended March 31, 2008, the Company issued 60,185 of restricted stock at a price ranging between $0.59 and $0.71 per share for director and special investigation committee fees for a fair value of $40,000.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 7 – OPTIONS TO PURCHASE COMMON STOCK

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the periods ended March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,688,577	$ 0.66	3,773,333	$ 0.52
Granted	- 0 -	- 0 -	4,000,000	2.61
Exercised	- 0 -	- 0 -	(1,084,756)	0.18
Forfeited	- 0 -	- 0 -	(4,000,000)	2.61
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	2,688,577	$ 0.66	2,688,577	$ 0.66
Exercisable at end of period	1,938,577	$ 0.95	1,438,577	$ 1.01

A summary of the status of the options outstanding at March 30, 2008 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 0.18	1,688,577	1.50 years	$ 0.18	1,188,577	$ 0.18
$0.54 - $2.32	1,000,000	1.25 years	$ 1.47	750,000	$ 1.78
	2,688,577			1,938,577

At March 31, 2008, the total compensation cost of $88,151 for unvested shares is expected to be recognized over the next 1.5 years on a weighted average basis.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 8 – EARNINGS (LOSS) PER SHARE INFORMATION

The Company has adopted SFAS No. 128, “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at March 31, 2008 and 2007 consisted of 2,688,577 and 3,773,333, respectively, in options.  Common stock equivalents at March 31, 2008 and 2007 were considered but were not included in the computation of loss per share at March 31, 2008 and 2007 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the period ended March 31, 2008:
Basic EPS
Net loss to common shareholders	$ (980,645)	54,212,094	$ (0.02)

For the period ended March 31, 2007:
Basic EPS
Net loss to common shareholders	$ (296,302)	52,747,230	$ (0.01)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 10 – SUBSEQUENT EVENTS

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

Convertible Notes May 2009
On May 1, 2009, the Company entered into agreements to sell to accredited investors $1,350,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $0.50 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing June 15, 2009.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

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

OVERVIEW

We operate a Contract Mining business and are engaged in the development of our resource property, the Dragon Mine, located in the state of Utah.

Historically our primary source of revenue has been generated by our Contract Mining operations.  On December 31, 2008 we discontinued our Contract Mining business due to adverse economic conditions and the desire to concentrate our efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.

Property Exploration

We intend to continue our exploration activities the Dragon Mine.  We do not intend to seek out and acquire other properties.

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration and development expenses for the quarters ending March 31, 2008 and 2007 were $64,287 and $481,868, respectively, on the halloysite clay property.

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

RESULTS OF OPERATIONS

Revenues for the three-month period ending March 31, 2008 were $1,555,999 and $2,002,270 for the same period ending March 31, 2007, a decrease of 22%.  The difference was caused by the decrease in contracting revenues of $446,271 for this period compared to the previous year.

Gross profit for the three-month period ending March 31, 2008 was $534,503 compared to $931,556 for the same period ending March 31, 2007, a decrease of 43%.  This was due to decreased contracting revenues for the three-month period ending March 31, 2008 over the same period ended March 31, 2007.

Total operating expenses for the three-month period ending March 31, 2008 was $1,339,157 compared to $1,123,179 for the same period ending March 31, 2007 an increase of 19%.  The Company recognized more general and administrative costs, and production costs in the period ended March 31, 2008 compared to the same period ended March 31, 2007.

Our net loss for the three month period ending March 31, 20008 was $(980,645) compared to $(296,302) for the same period ending March 31, 2007, an increase of approximately 231%.  As previously mentioned, the Company experienced decreases in contracting revenues during the first quarter ended March 31, 2008 as compared to the same period ending March 31, 2007, and also increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Contract Mining. For the three month periods ended March 31, 2008 and March 31, 2007 Contract Mining accounted for 100% of the revenue. Our current asset and debt structure is explained below.

Our total assets as of March 31, 2008 were $5,520,368 compared to $6,271,643 as of December 31, 2007, or a decrease of $751,275.  For the three-month period ended March 31, 2008 the Company has decreased its current assets by $692,015, and its fixed assets by $59,260 through the acquisition of additional equipment for mining and milling operations.

Total liabilities were $1,512,303 as of March 31, 2008, compared to $1,702,224 as of December 31, 2007.  The following debts are still outstanding;
•	A lease payable for equipment due in annual installments of $15,573, including interest of 8.59%, with a balance of $50,911.
•	A lease payable for a vehicle due in monthly installments of $688, including interest of 7.49% with a balance of $15,299.
•	A lease payable for equipment due in monthly installments of $3,518, including interest of 18.05% with a balance of $108,975.
•	A lease payable for equipment due in monthly installments of $1,075, including interest of 0%, with a balance of $25,808.
•	A lease payable for equipment due in monthly installments of $1,632, including interest of 3%, with a balance of $75,182.
•	A note payable to an insurance company for insurance premiums with a balance of $28,712, including interest at 8.60%.
•	A capital lease payable for equipment due in monthly installments of $2,144, including interest of 19.00%, with a balance of $2,177.
•	A capital lease payable for equipment due in monthly installments of $6,323, including interest of 8.5% with a balance of $165,240.

Current liabilities including accounts payable and accrued expenses due as of March 31, 2008 were $1,004,196 and are the result of daily operations and accrued taxes.  We also carry a liability of $52,415 to the minority interest in a subsidiary, and stock awards payable of $199,500.

Our principal sources of cash flow during the first quarter 2008 was from contracting activities which provided an average of $518,666 per month for the three month period ended March 31, 2008, and averaged $667,423 per month for the same period in 2007.  In addition, we rely on our credit facilities and any public or private sales of equity for additional cash flow.

Cash flow provided (used) by financing activities for the three-month period ended March 31, 2008 was $(146,226) compared to $1,936,282for the same period in 2007, a difference of $2,082,508.  The major factor for the difference was that no private sales of equity occurred during the first three months of 2008 compared to the same period in 2007.

The Company used $49,764 from investing activities for the three month period ended March 31, 2008, compared to using $307,705 in the same period in 2007, a difference of $257,941.  This decrease occurred as less equipment was acquired during the first three months of 2008 compared to the same period in 2007.

Cash flow used by operating activities for the three-month period ended March 31, 2008, was ($506,190) compared to ($46,740) for the same period in 2007, a difference of $459,450.  In the three-month period in 2008 net losses were markedly higher than during the same period in 2007.

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

ITEM 4.                     CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures,  (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and was accumulated and communicated to our management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Controls.

We believe that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition as of March 31, 2008 and December 31, 2007, and results of its operations and cash flows for the quarters ended March 31, 2008 and 2007, in conformity with United States generally accepted accounting principles (GAAP).

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

On January 3, 2007, we issued 40,000 shares of common stock to two accredited investors for $20,000 for the redemption of outstanding warrants.

On January 9, 2007, we 1,481,482 shares of common stock to an accredited investor for $2,000,001 for exercise of a subscription agreement.

Also on January 9, 2007, we issued 230,000 shares of common stock to two accredited investors for $115,000 for the redemption of outstanding warrants.

On January 12, 2007, we issued 3,430 shares of common stock to an accredited investor for $858 for the redemption of an outstanding warrant.

On January 29, 2007, we issued 30,570 shares of common stock to an accredited investor for $15,000 for the redemption of an outstanding warrant.  An additional 19,430 shares were issued for cash at $.50.

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

ATLAS MINING COMPANY

Dated: July 27, 2009	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: July 27, 2009	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer