Form 10-Q
period 2008-06-30
ATLAS MINING CO
filed 2009-07-27
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	83849
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of June 30, 2008 was 57,117,089.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARIES

SECOND QUARTER 2008 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets, June 30, 2008 (unaudited) and December 31, 2007	4-5

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and 2007	6-7

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and 2007	8-9

	Condensed Notes to the Consolidated Financial Statements (unaudited)	10-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures

Certification Under Sarbanes-Oxley Act of 2002

PREFATORY NOTE

This Quarterly Report of Form 10-Q for the quarter ended June 30, 2008 was required to be filed on August 14, 2008.  On January 11, 2008 a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements, and to file amended Quarterly Reports of Form 10-Q for the fiscal quarters ended, March 31, and June 30, 2007.

The restatement at June 30, 2007 relate to the following matters:

•
The Company restated the previously issued unaudited financial statements at June 30, 2007 to properly reflect segregation of related party receivables from trade accounts receivable.  The restated balance sheet includes an increase of $1,498 to related party receivables, and a decrease to trade accounts receivable for the same amount.  The financial results presented in this report reflect the restatement of the Company’s financial results.

•
The Company restated the previously issued unaudited financial statements at June 30, 2007 to properly expire deposits and prepaids.  It has been determined that deposits and prepaids were overstated by $10,137 at June 30, 2007.  The financial results presented in this report reflect the restatement of the Company’s financial results.

•
The Company restated the previously issued unaudited financial statements at June 30, 2007 to properly record extinguishment of bad debt.  It has been determined that long-term notes receivable was overstated by $20,000 at June 30, 2007.  The financial results presented in this report reflect the restatement of the Company’s financial results.

•
The Company restated the previously issued quarterly unaudited financial statement for the period ended June 30, 2007 to properly reflect the accrual of payroll liabilities. It has been determined that the expense connected with workers’ compensation expense was understated by $15,207.  Thus, the restatement includes such amount as additional expense.  The financial results presented in this report reflect the restatement of the Company’s financial results.

•
The Company restated the previously issued quarterly unaudited financial statements for the period ended June 30, 2007 to reclassify recognition of long-term debt.  It has been determined that certain contracts were improperly recorded at notes payable instead of leases payable.  The restatement includes correction of improper identification of the long-term debt.  The financial results presented in this report reflect the restatement of the Company’s financial results.

Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors conditions, beliefs, and information for the financial information at June 30, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 1.                     CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,230,879	$1,210,621
Accounts receivable	465,928	911,710
Accounts receivable – related party	- 0 -	1,618
Investments – available for sale	5,426	4,886
Advances	266	1,054
Mining supplies	40,544	40,544
Deposits and prepaids	283,341	396,217

Total Current Assets	2,026,384	2,566,650

Property and Equipment
Land and tunnels	1,062,499	1,062,499
Land improvements	91,835	91,835
Buildings	551,382	551,383
Mining equipment	1,563,043	1,485,936
Milling equipment	886,982	886,982
Laboratory equipment	75,968	75,968
Office furniture and equipment	38,171	37,962
Vehicles	196,870	236,530
Less: Accumulated depreciation	(910,090)	(724,102)

Total Property and Equipment	3,556,660	3,704,993

TOTAL ASSETS	$5,583,044	$6,271,643

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$716,499	$803,752
Stock awards payable	227,500	280,000
Current portion of notes payable	- 0 -	111,571
Current portion of leases payable	132,098	153,064

Total Current Liabilities	1,076,097	1,348,387

Long-Term Liabilities
Long-term portion of notes payable	- 0 -	9,481
Long-term portion of leases payable	282,117	344,356

Total Long-Term Liabilities	282,117	353,837

TOTAL LIABILITIES	1,358,214	1,702,224

Commitments and Contingencies	- 0 -	- 0 -

Minority Interest	52,415	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 57,117,089 and
54,173,594 shares issued and outstanding
at June 30, 2008 and December 31, 2007,
respectively	21,061,084	19,108,111
Accumulated deficit	(16,887,203)	(14,589,101)
Accumulated other comprehensive loss	(1,466)	(2,006)

Total Stockholders’ Equity	4,172,415	4,519,004

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$5,583,044	$6,271,643

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Contract mining	$1,437,468	$2,158,250	$2,993,467	$4,160,520
Total Revenues	1,437,468	2,158,250	2,993,467	4,160,520

Cost of Sales
Contract mining	905,583	1,244,649	1,927,079	2,315,363
Total Cost of Sales	905,583	1,244,649	1,927,079	2,315,363
GROSS PROFIT	531,885	913,601	1,066,388	1,845,157

Operating Expenses
Exploration & development costs	63,243	440,402	127,530	922,270
Mining production costs	229,785	322,356	630,966	581,605
General & administrative	514,657	22,390	1,388,346	513,452
Disposition of vehicle	(8,220)	- 0 -	(8,220)	- 0 -
Bad debt, accounts receivable	281,163	- 0 -	281,163	- 0 -
Total Operating Expenses	1,080,628	785,148	2,419,785	2,017,327
Net Operating Income (Loss)	(548,743)	128,453	(1,353,397)	(172,170)

Other Income (Expenses)
Interest income	385	8,829	25,103	40,127
Interest expense	- 0 -	(21,503)	(85)	(28,354)
Realized gain (loss) on securities available for sale	- 0 -	(1,177)	- 0 -	443
Gain (loss) on revaluation of stock awards	(28,000)	- 0 -	52,500	- 0 -
Special investigation fees and expenses	(740,972)	- 0 -	(1,022,096)	- 0 -
Bad debt	- 0 -	- 0 -	- 0 -	(20,000)
Total Other Expense	(768,587)	(13,851)	(944,578)	(7,784)

INCOME (LOSS) BEFORE INCOME TAXES	(1,317,330)	114,602	(2,297,975)	(179,954)

Provision for Income Taxes	- 0 -	- 0 -	- 0 -	- 0 -

Minority Interest	- 0 -	(20)	- 0 -	(1)

NET INCOME (LOSS)	$(1,317,330)	$116,582	$(2,297,975)	$(179,955)
Net Loss Per Share, Basic and Diluted	$(0.02)	$ NIL	$(0.04)	$ NIL
Weighted Average Shares Outstanding	54,663,066	53,088,087	54,437,580	52,910,485
The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Net Loss	$(2,297,975)	$(179,954)

Other Comprehensive Income:
Change in Market Value of Investments	540	443

Net Comprehensive Loss	$(2,297,435)	$(179,511)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities:
Net Income (Loss)	$(2,297,975)	$(179,955)
Adjustments to Reconcile Net Loss to Net Cash Provided ( Used) by Operations:
Depreciation	220,359	166,012
Non-cash exercise of warrants for bonus	- 0 -	35,000
Stock issued for directors fees	70,000	- 0 -
Valuation of options	382,849	377,076
Gain on disposal of vehicle	(8,220)	- 0 -
Gain on revaluation of stock awards	(52,500)	- 0 -
Realized gain on securities available for sale	- 0 -	(443)
Change in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	445,782	(237,816)
(Increase) decrease in accounts receivable - related party	1,618	9,641
(Increase) decrease in deposits and prepaids	113,664	(76,455)
(Increase) decrease in mining supplies	- 0 -	(33,399)
Increase (decrease) in accounts payable and accrued expenses	(87,253)	111,155

Net Cash Provided (Used) by Operating Activities	(1,211,676)	190,816

Cash Flows from Investing Activities:
Purchases of equipment	(77,316)	(622,409)
Disposal of vehicle	13,507	- 0 -
Issuance of notes receivable	- 0 -	(152,000)

Net Cash Used by Investing Activities	(63,809)	(774,409)

Cash Flows from Financing Activities:
Payments on notes payable	(121,052)	(98,622)
Payments on leases payable	(83,205)	(119,735)
Proceeds from issuance of common stock	1,500,000	2,115,858

Net Cash Provided by Financing Activities	1,295,743	1,897,501

Increase (Decrease) in Cash	20,258	1,293,908

Cash and Cash Equivalents, Beginning of Period	1,210,621	217,102

Cash and Cash Equivalents, End of Period	$1,230,879	$1,511,010

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For the Six Months Ended
	June 30,
	2008		2007

Cash Paid For:
Interest		$46,406		$28,354
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment financed through leasing	$	- 0 -		$267,909
Shares issued for settlement of debt	$	- 0 -		$8,633

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
 Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

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

Operating results for the six months period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statement
June 30, 2008 and 2007

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of Atlas Mining Company (“the Company”) and all companies that the Company directly controls either through majority ownership or otherwise.  See Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, which discusses our consolidation and financial statement presentation.

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of June 30, 2008 and December 31, 2007, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statement
June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At June 30, 2008 and December 31, 2007, total cash balances were $507,996 and $1,210,621, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

For the three months ended June 30, 2008 and 2007, the Company received 83% and 94%, respectively, of contract service revenue from two of its major customers noted as follows:

	% of	% of
2008 Customers	Revenues	Receivables
Customer A	53%	45%
Customer B	30%	39%

	% of	% of
2007 Customers	Revenues	Receivables
Customer A	65%	45%
Customer B	29%	44%

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

Impairment of Assets
In August 2001, Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At June 30, 2008 and 2007 no impairments were recognized.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

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

At June 30, 2008 and 2007, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amount held in mining supplies at June 30, 2008 is $40,544.

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

During the six months ended June 30, 2008, the Company acquired mining equipment and office equipment totaling $77,107 and $209, respectively.  Depreciation expense for the periods ended June 30, 2008 and 2007 totaled $220,359 and $166,012, respectively.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the three months ended June 30, 2008 and 2007, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

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
Accordingly, compensation expense of $382,849 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended June 30, 2008 and 2007, respectively.

NOTE 4 – STOCK AWARD PAYABLE

Under the requirements of SFAS 123(R), the Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the period ended June 30, 2008, the Company realized a gain on the revaluation of stock awards totaling $52,500.  At June 30, 2008, the value of Mr. Dumont’s stock award payable was $162,500, and value of Mr. Gaensbauer’s stock award payable was $65,000 for a total of $227,500.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 5 - NOTES AND LEASES PAYABLE

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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008:

June 30,
2008

2008	$ 96,236
2009	174,406
2010	133,248
2011	77,376
2012	11,932
Total Minimum Lease Payments	493,198
Less: Amount Representing Interest	(78,983)
Present Value of Net Minimum Lease Payments	414,215
Current Net Minimum Lease Payments	(134,927)
Long-Term Net Minimum Lease Payments	$ 282,117

OPERATING LEASES
At the end of December 2007, the Company entered into a rental lease agreement for its office space with an unrelated third party.  The lease was a one-year, non-terminable lease through the end of 2008 with an option to purchase the property.  The monthly rent during the first year was $2,250 per month.  For the six months ended June 30, 2008, the Company recognized rent expense of $13,500 with regards to this lease agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At June 30, 2008 and December 31, 2007, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended June 30, 2008 and December 31, 2007, 57,117,089 and 54,173,594 shares were issued and outstanding, respectively.

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

During the six months ended June 30, 2008, the Company issued 60,185 of restricted stock at a price ranging between $0.59 and $0.71 per share for director and special investigation committee fees of $40,000.  The Company sold 833,333 shares of common stock at $0.60 per share to three purchasers in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933.  A total of 583,333 shares were sold to two funds managed by Mr. David Taft, a current director of the Company.  In addition, the Company sold 2,000,000 shares of common stock for $0.50 per share to two funds managed by Mr. David Taft, a current director of the Company.  The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 7 – OPTIONS TO PURCHASE COMMON STOCK

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R).  Accordingly, compensation expense of $382,849 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended June 30, 2008 and 2007, respectively.

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

The significant weighted average assumptions relating to the valuation of the Company’s options for the six months ended June 30, 2008 is as follows:

2008
Dividend Yield	0%
Expected Life	3 - 5 years
Expected Volatility	39.65% - 86.91%
Risk-Free Interest Rate	3.44%

A summary of the status of the options granted under the Company’s 1998 stock option plan and other agreements and changes for the six months ended June 30, 2008 and the year ended December 31, 2007 are as follows:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,688,577	$ 0.66	3,773,333	$ 0.49
Granted	50,000	0.65	4,000,000	2.61
Exercised	- 0 -	- 0 -	(1,084,759)	0.18
Forfeited	(1,688,577)	0.18	(4,000,000)	2.61
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	1,050,000	$ 1.43	2,688,574	$ 0.66
Exercisable at end of period	1,008,333	$ 1.46	1,441,074	$ 1.01

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 7 – OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options outstanding at June 30, 2008 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 0.65	50,000	5.00 years	$ 0.65	8,333	$ 0.65
$ 0.54 - $ 2.32	1,000,000	1.00 years	1.47	1,000,000	1.47
	1,050,000			1,008,333

At June 30, 2008, the Company had 41,667 non-vested options with a weighted average grant date fair value of $0.65 per share.  The unexercised options expire between July 15, 2009 and July 1, 2013.

At June 30, 2008, the total compensation cost of $16,400 for unvested shares is expected to be recognized over the next 0.5 years on a weighted average basis. The fair value of the options issued and vested for the period ended June 30, 2008, was $4,098.

NOTE 8 – EARNINGS (LOSS) PER SHARE INFORMATION

The Company has adopted SFAS No. 128, “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at June 30, 2008 and 2007 consisted of 2,688,577 and 3,773,333, respectively, in options.  Common stock equivalents at June 30, 2008 and 2007 were considered but were not included in the computation of loss per share at June 30, 2008 and 2007 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended June 30, 2008:
Basic EPS
Net loss to common shareholders	$ (1,317,330)	54,663,066	$ (0.02)
For the six months ended June 30, 2008:
Basic EPS
Net loss to common shareholders	$ (2,297,975)	54,437,580	$ (0.04)

For the three months ended June 30, 2007:
Basic EPS
Net loss to common shareholders	$ 116,582	53,088,087	$ NIL
For the six months ended June 30, 2007:
Basic EPS
Net loss to common shareholders	$ (179,955)	53,910,485	$ NIL

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

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

NOTE 10 – SUBSEQUENT EVENTS

Sale of Securities
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
June 30, 2008 and 2007

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

OVERVIEW

We are a natural resources company principally engaged in the development of our resource property, the Dragon Mine, in the state of Utah.

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

In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the six months ending June 30, 2008 and 2007 were $127,530 and $922,270, respectively, on the halloysite clay project.

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

RESULTS OF OPERATIONS

Revenues for the three-month period ended June 30, 2008 were $1,437,468 and $2,158,250 for the same period ending June 30, 2007, a decrease of 33%.  Revenues for the six-month period ended June 30, 2008 were $2,993,467 and $4,160,520 for the same period ended June 30, 2007, a decrease of 28%.  The main difference was caused by the decrease in contract mining revenues for both periods in 2008 as compared to the previous year.  The decrease in contract mining revenue during the three and six months ended June 30, 2007 was driven by a decline in the number of contracts worked.

Gross profit (loss) for the three-month period ended June 30, 2008 was $531,885 compared to $913,601 for the same period ended June 30, 2007, a decline of 42%.  Gross profit (loss) for the six-month period ended June 30, 2008 was $1,066,388 compared to $1,845,157 for the same period ended June 30, 2007, a decrease of 42%.  This was due to the decreased revenues for the periods ended June 30, 2008 over the same periods ended June 30, 2007. The decrease in contract mining revenue and gross profit during the three and six months ended June 30, 2007 was driven by a decline in the number of contracts worked.

Total operating expenses for the three month period ended June 30, 2008 were $1,107,923 compared to $785,148 for the same period ending June 30, 2007, or an increase of 41%.  Total operating expenses for the six month period ended June 30, 2008 were $2,463,520 compared to $2,017,327 for the same period ended June 30, 2007, an increase of 22%.  The increase during both periods is primarily attributed to the increase in general legal expenses incurred.

Our net profit (loss) for the three month period ended June 30, 2008 was $(1,344,625) compared to $116,328 for the same period ended June 30, 2007, a decrease of $1,460,953 (or 1256%).  For the six month period ended June 30, 2008, net profit (loss) was $(2,297,975) compared to $(181,829) for the same period ending June 30, 2007, a decrease of $2,116,146 (or 1164%).  The decrease realized the period ended June 30, 2008 is due to a significant increase in general legal and special investigation expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed primarily through the sale of equity securities, borrowings, and revenues from Contract Mining. For the six-month periods ended June 30, 2008 and 2007 Contract Mining accounted for 100% of the revenue. Our current asset and debt structure is explained below.

Our total assets as of June 30, 2008 were $5,583,044 compared to $6,271,643 as of December 31, 2007, or a decrease of $688,599.  For the six-month period ended June 30, 2008 the Company has decreased its current assets by $540,266 and increased its fixed assets by $37,655.

Total liabilities were $1,358,214 as of June 30, 2008, compared to $1,702,224 as of December 31, 2007.  The following debts are still outstanding;
•	A lease payable for equipment due in annual installments of $15,573, including interest of 8.59%, with a balance of $50,911.
•	A lease payable for equipment due in monthly installments of $3,518, including interest of 18.05% with a balance of $104,511.
•	A lease payable for equipment due in monthly installments of $1,075, including interest of 0%, with a balance of $22,583.
•	A lease payable for equipment due in monthly installments of $1,632, including interest of 3%, with a balance of $70,838.
•	A capital lease payable for equipment due in monthly installments of $6,323, including interest of 8.5% with a balance of $149,673.
•	A lease payable for equipment due in monthly installments of $405, including interest of 0%, with a balance of $15,700.
•
Current liabilities including accounts payable and accrued expenses due as of June 30, 2008 were $716,499 and are the result of daily operations and accrued taxes.  We also carry a liability of $50,415 to the minority interest in a subsidiary, and stock awards payable of $227,500.

Our principal sources of cash flow during the first six months of 2008 was from Contract Mining activities which provided an average of $498,911 per month for the six month period ended June 30, 2008, and averaged $693,420 per month for the same period in 2007.  We rely on our credit facilities and public or private sales of equity for additional cash flow.

Cash flow from financing activities for the six-month period ended June 30, 2008 was $1,295,743 compared to $1,932,502 for the same period in 2007, a difference of $636,759.  Different amounts of proceeds from private placements were the major factor for the difference.

The Company used $63,021 from investing activities for the six-month period ended June 30, 2008, compared to using $802,951 in the same period in 2007, a difference of $739,930.  This was primarily attributed to purchases of more equipment in the period ended June 30, 2008 compared to the same period in 2007.

Cash flows provided by (used by) operating activities for the six-month period ended June 30, 2008 was $(1,212,464) compared to $164,357 for the same period in 2007, a difference of $1,376,821.  In the six month period in 2008, we had sustained significant legal and investigation expenses, as compared to net income reported in 2007.

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION
On October 9, 2007 we filed a report on Form 8-K with the Securities and Exchange Commission for the purpose of making certain disclosures and attaching a press release.  The 8-K and the press release indicated that the chief executive officer and chief financial officer determined that it would be necessary to restate our audited consolidated financial statements and other financial information.
We have adjusted prior period balances for corrections of errors to properly reflect accounting for the valuation for stock options, related party transactions, impairment of securities available for sales, and valuation of common stock issued by us for services.

We restated the previously issued quarterly unaudited financial statements for the periods ended June 30, 2007 to properly reflect accounting for valuation of vested stock options, pursuant to SFAS 123R.  It has been determined that the expense connected with the vesting of stock options was understated by $189,258.  Thus, the restatement includes such amount as additional expense.  The financial results presented in this report reflect the restatement of our financial results.

We also restated the previously issued quarterly unaudited financial statement for the period ended June 30, 2007 to properly reflect the accrual of payroll liabilities. It has been determined that liabilities for services received and accruals of workers’ compensation expense totaling $97,650 were not properly recorded.  Thus, the restatement includes such amount as additional expense.  The financial results presented in this report reflect the restatement our financial results.

We restated the previously issued quarterly unaudited financial statements for the period ended June 30, 2007 to account for certain items of long-term debt as leases instead of notes payable.  Thus, the restatement includes increases to leases payable and decreases to notes payable.  The financial results presented in this report reflect the restatement of our financial results.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 4.                     CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures,  (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and was accumulated and communicated to our management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

(b)           Changes in Internal Controls.

We believe that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition as of June 30, 2008 and December 31, 2007, and results of its operations and cash flows for the quarters ended June 30, 2008 and 2007, in conformity with United States generally accepted accounting principles (GAAP).

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2008 and 2007, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.  With the exception of the sales of 1,481,482 made on January 9, 2007, and during the year 2008, current management has not verified that the purchasers were accredited investors or whether the conditions of the 4(2) exemption were satisfied.

On January 3, 2007, we issued 40,000 shares of common stock for $20,000 for the redemption of outstanding warrants.

On January 9, 2007, we issued 1,481,482 shares of common stock to an accredited investor for $2,000,001 for exercise of a subscription agreement.

Also on January 9, 2007, we issued 230,000 shares of common stock for $115,000 for the redemption of outstanding warrants.

On January 12, 2007, we issued 3,430 shares of common stock for $858 for the redemption of an outstanding warrant.

On January 29, 2007, we issued 30,570 shares of common stock for $15,000 for the redemption of an outstanding warrant.  An additional 19,430 shares were issued for cash at $.50.

On May 23, 2008, we issued 583,333 shares of common stock to an accredited investor for $350,000 for exercise of a subscription agreement.

On May 30, 2008, we issued 250,000 shares of common stock to an accredited investor for $150,000 for exercise of a subscription agreement.

On June 27, 2008, we issued 2,000,000 shares of common stock to an accredited investor for $1,000,000 for exercise of a subscription agreement.

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