Form 10-Q
period 2008-09-30
ATLAS MINING CO
filed 2009-07-27
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	83849
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	X	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

The	number of shares of the registrant’s common stock, no par value per share, outstanding as of September 30, 2008 was 59,133,323.

DOCUMENTS	INCORPORATED BY REFERENCE: None.

ATLAS MINING COMPANY AND SUBSIDIARIES

THIRD QUARTER 2008 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets, at September 30, 2008 (unaudited) and December 31, 2007	3-4

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended September 30, 2008 and 2007, and for the Nine Months Ended September 30, 2008 and 2007	5-6

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007	7-8

	Condensed Notes to the Consolidated Financial Statements (unaudited)	9-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures

Certification Under Sarbanes-Oxley Act of 2002

PREFATORY NOTE

This Quarterly Report of Form 10-Q for the quarter ended September 30, 2008 was required to be filed on November 14, 2007.  On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee has reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.

Generally speaking, the narrative portions of this 10-Q speak as of September 30, 2008, unless otherwise noted.

PART I.  FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Current Assets
Cash and cash equivalents	$1,173,930	$1,210,621
Accounts receivable	17,881	911,710
Accounts receivable – related party	- 0 -	1,618
Investments – available for sale	5,426	4,886
Advances	173	1,054
Mining supplies	40,544	40,544
Deposits and prepaids	177,867	396,217

Total Current Assets	1,415,821	2,566,650

Property, Plant and Equipment
Land and tunnels	1,062,499	1,062,499
Land improvements	91,835	91,835
Buildings	551,383	551,383
Mining equipment	1,563,043	1,485,936
Milling equipment	805,757	886,982
Laboratory equipment	75,968	75,968
Office furniture and equipment	38,171	37,962
Vehicles	196,870	236,530
Less: Accumulated depreciation	(994,031)	(724,102)

Total Property, Plant and Equipment	3,391,495	3,704,993

TOTAL ASSETS	$4,807,316	$6,271,643

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$748,096	$803,752
Stock awards payable	164,500	280,000
Current portion of notes payable	44,163	111,571
Current portion of capital leases payable	119,599	153,064

Total Current Liabilities	911,858	1,348,387

Long-Term Liabilities
Long-term portion of notes payable	- 0 -	9,481
Long-term portion of capital leases payable	199,779	344,356

Total Long-Term Liabilities	364,279	353,837

TOTAL LIABILITIES	1,276,137	1,702,224

Commitments & Contingencies	- 0 -	- 0 -

Minority Interest	52,415	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, non-cumulative, non-voting, non-convertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000 shares authorized, 59,133,323 and 54,173,594 shares issued and outstanding, respectively	22,088,754	19,108,111
Accumulated deficit	(18,608,524)	(14,589,101)
Accumulated other comprehensive loss	(1,466)	(2,006)

Total Stockholders’ Equity	3,478,764	4,517,004

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,807,316	$6,271,643

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Contract mining	$212,099	$1,829,996	$3,205,566	$5,990,516
Total Revenues	212,099	1,829,996	3,205,566	5,990,516

Cost of Sales
Contract mining	316,215	1,090,263	2,243,294	3,405,626
Total Cost of Sales	316,215	1,090,263	2,243,294	3,405,626
GROSS PROFIT (LOSS)	(104,116)	739,733	962,272	2,584,890

Operating (Income) Expenses:
Exploration & development costs	129,992	401,863	257,522	1,324,133
Mining production costs	170,978	243,075	810,944	824,680
Loss on abandonment of equipment	- 0 -	2,024	- 0 -	2,024
Bad debt, accounts receivable	- 0 -	- 0 -	281,163	- 0 -
Gain on sale of equipment	- 0 -	(24,095)	(8,220)	(24,095)
Loss on disposal of equipment	5,173	- 0 -	5,173	- 0 -
General & administrative	923,783	1,427,302	2,339,424	1,940,754
Total Operating Expenses	1,229,926	2,050,169	3,686,006	4,067,496
Net Operating Loss	(1,334,042)	(1,310,436)	(2,723,734)	(1,482,606)

Other Income (Expenses)
Interest income	523	12,436	25,626	48,817
Interest expense	- 0 -	(1,323)	(85)	(29,677)
Realized gain (loss) on securities available for sale	- 0 -	(666)	- 0 -	(223)
Special investigation fees and expenses	(441,804)	- 0 -	(1,436,605)	- 0 -
Bad debt expense, notes receivable	- 0 -	(150,000)	- 0 -	(170,000)
Gain on revaluation of stock awards	63,000	331,000	115,500	331,000
Total Other Income (Expense)	(378,281)	191,447	(1,295,564)	179,917

LOSS BEFORE INCOME TAXES	(1,712,323)	(1,118,989)	(4,019,298)	(1,300,817)

Provision (Benefit) for Income Taxes	- 0 -	- 0 -	- 0 -	- 0 -

Minority Interest	- 0 -	- 0 -	- 0 -	-0-

NET LOSS	$(1,712,323)	$(1,118,989)	$(4,019,298)	$(1,302,690)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.02)	$(0.07)	$(0.02)

Weighted Average Shares Outstanding	57,178,672	54,002,902	55,351,503	53,278,625

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Net Loss	$(4,019,298)	$(1,302,690)

Other Comprehensive Loss:
Change in market value of investments	540	1,504

Net Comprehensive Loss	$(4,018,758)	$(1,301,186)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(4,019,298)	$(1,032,690)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Depreciation	329,441	266,777
Non-cash exercise of warrants for bonus	- 0 -	35,000
Non-cash exercise of options for compensation	- 0 -	45,257
Stock issued for directors fees	80,000	- 0 -
Valuation of options for compensation	400,519	660,002
Valuation of other non-cash compensation expense	- 0 -	926,000
Gain on revaluation of stock awards	(115,500)	(331,000)
Gain on sale of equipment	(8,220)	(24,095)
Loss on disposition of equipment	5,173	2,024
Realized loss on securities available for sale	- 0 -	223
Uncollectible notes receivable	281,163	-0-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Notes receivable	- 0 -	(91,645)
Accounts receivable	612,666	(282,893)
Accounts receivable – related party	1,618	9,521
Deposits and prepaids	218,350	(121,026)
Advances	881	341
Mining supplies	- 0 -	(65,075)
Increase (Decrease) in:
Accounts payable and accrued expenses	(55,656)	10,437
Net Cash Used by Operating Activities	(2,268,863)	(262,842)

Cash Flows from Investing Activities:
Purchases of equipment	(77,316)	(884,257)
Disposition of equipment	64,418	108,550
Issuance of notes receivable	- 0 -	(2,000)
Net Cash Used by Investing Activities	(12,898)	(777,707)

Cash Flows from Financing Activities:
Payments on notes payable	(126,389)	(127,391)
Payments on leases payable	(178,041)	(160,728)
Proceeds from notes payable	49,500	125,948
Proceeds from issuance of common stock	2,500,000	2,265,859
Net Cash Provided by Financing Activities	2,245,070	2,103,688

Increase (Decrease) in Cash	(36,691)	1,063,139

Cash and Cash Equivalents, Beginning of Period	1,210,621	217,102

Cash and Cash Equivalents, End of Period	$1,173,930	$1,280,241

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(continued)

	For the Nine Months Ended
	September 30,
	2008		2007

Cash Paid For:
Interest		$57,346		$29,677
Income Taxes	$	- 0 -	$	- 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment financed through leasing		$16,908		$468,219
Shares issued for settlement of debt	$	- 0 -		$8,633

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2007 and 2008

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

Operating results for the nine months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
September 30, 2008 and 2007

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of September 30, 2008 and December 31, 2007, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Available for Sale Investments
In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Certain employees of the Company at the management level are paid vacation pay.  At September 30, 2008 and December 31, 2007, the Company accrued compensated absences of $0 and $7,500, respectively.  The balance of unpaid, accrued compensation absences at September 30, 2008 and December 31, 2007 were $0 and $15,000, respectively.

Concentration of Risk
The Company maintains cash balances in two checking accounts at two separate financial institutions.  At September 30, 2008 and December 31, 2007, total cash balances were $507,996 and $1,210,621, respectively.  Such funds exceed Federal Deposit Insurance Corporation limits, and amounts exceeding $100,000 were not insured.

For the nine months ended September 30, 2008 and 2007, the Company received 84% and 86%, respectively, of contract service revenue from three of its major customers noted as follows:

	% of	% of
2008 Customers	Revenues	Receivables
Customer A	55%	0%
Customer B	29%	100%

	% of	% of
2007 Customers	Revenues	Receivables
Customer A	47%	6%
Customer B	39%	59%

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

Impairment of Assets
In August 2001, Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At September 30, 2008 and 2007 no impairments were recognized.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

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

At September 30, 2008 and 2007, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amount held in mining supplies at September 30, 2008, is $40,544.

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

 During the nine months ended September 30, 2008, the Company acquired mining equipment and office equipment totaling $77,107 and $209, respectively.  Depreciation expense for the periods ended September 30, 2008 and 2007 totaled $329,441 and $266,777, respectively.

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
September 30, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the nine months ended September 30, 2008 and 2007, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

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
Accordingly, compensation expense of $400,519 and $377,076 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended September 30, 2008 and 2007, respectively.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 4 – STOCK AWARD PAYABLE

Under the requirements of SFAS 123(R), the Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the period ended September 30, 2008, the Company realized a gain on the revaluation of stock awards totaling $115,500.  At September 30, 2008, the value of Mr. Dumont’s stock award payable was $117,500, and value of Mr. Gaensbauer’s stock award payable was $47,000 for a total of $164,500.

NOTE 5 – NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of September 30, 2008:

Note payable to an insurance company due in monthly installments including interest at 8.60%. The note matures in May 2009.	$ 44,163

Total Notes Payable	44,163
Less: Current Portion	(44,163)

Total Long-Term Liabilities	$ - 0 -

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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008:

2008	$ 28,527
2009	163,669
2010	122,511
2011	63,415
2012	11,932
Total Minimum Lease Payments	390,054
Less: Amount Representing Interest	(70,676)
Present Value of Net Minimum Lease Payments	319,378
Current Net Minimum Lease Payments	(119,599)
Long-Term Net Minimum Lease Payments	$ 199,779

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 5 – NOTES AND LEASES PAYABLE (CONTINUED)

OPERATING LEASES
At the end of December 2007, the Company entered into a rental lease agreement for its office space with an unrelated third party.  The lease was a one-year, non-terminable lease through the end of 2008 with an option to purchase the property.  The monthly rent during the first year was $2,250 per month.  For the nine months ended September 30, 2008, the Company recognized rent expense of $20,250 with regards to this lease agreement.

NOTE 6 – COMMON STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At September 30, 2008 and December 31, 2007, no shares of preferred stock were outstanding.

The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended September 30, 2008 and December 31, 2007, 59,133,323 and 54,173,594 shares were issued and outstanding, respectively.

 At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

During the nine months ended September 30, 2008, the Company issued 60,185 of restricted stock at a price ranging between $0.59 and $0.71 per share for director and special investigation committee fees for $40,124.  The Company sold 833,333 shares of common stock at $0.60 per share to three purchasers in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933.  A total of 583,333 shares were sold to two funds managed by Mr. David Taft, a current director of the Company.  In addition, the Company sold 3,700,000 shares of common stock for $0.50 per share to two funds managed by Mr. David Taft, a current director of the Company.  The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

NOTE 7 – OPTIONS TO PURCHASE COMMON STOCK

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

The significant weighted average assumptions relating to the valuation of the Company’s options for the nine months ended September 30, 2008 is as follows:

2008
Dividend Yield	0%
Expected Life	3 - 5 years
Expected Volatility	39.65% - 86.91%
Risk-Free Interest Rate	3.44%

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 7 – OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options granted under the Company’s 1998 stock option plan and other agreements and changes for the nine months ended September 30, 2008 and the year ended December 31, 2007 are as follows:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,688,577	$ 0.66	3,773,333	$ 0.49
Granted	75,000	0.65	4,000,000	2.61
Exercised	- 0 -	- 0 -	(1,084,759)	0.18
Forfeited	(1,688,577)	0.18	(4,000,000)	2.61
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	1,075,000	$ 1.43	2,688,574	$ 0.66
Exercisable at end of period	1,045,832	$ 1.46	1,441,074	$ 1.01

A summary of the status of the options outstanding at September 30, 2008 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 0.65 - $ 0.71	75,000	4.75 years	$ 0.67	45,832	$ 0.67
$ 0.54 - $ 2.32	1,000,000	0.75 years	1.47	1,000,000	1.47
	1,075,000			1,045,832

At September 30, 2008 the Company had 29,168 non-vested options with a weighted average grant date exercise price of $0.67per share.  The unexercised options expire between July 15, 2009 and July 1, 2013.

At September 30, 2008, the total compensation cost of $8,055 for unvested shares is expected to be recognized over the next 0.25 years on a weighted average basis.  The fair value of the options issued and vested for the period ended September 30, 2008, was $21,768.

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 8 – EARNINGS (LOSS) PER SHARE INFORMATION

The Company has adopted SFAS No. 128, “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at September 30, 2008 and 2007 consisted of 1,075,000 and 3,773,333, respectively, in options.  Common stock equivalents at September 30, 2008 and 2007 were considered but were not included in the computation of loss per share at September 30, 2008 and 2007 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended September 30, 2008:
Basic EPS
Net loss to common shareholders	$ (1,712,323)	57,178,672	$ (0.03)
For the nine months ended September 30, 2008:
Basic EPS
Net loss to common shareholders	$ (4,019,298)	55,351,503	$ (0.07)

For the three months ended September 30, 2007:
Basic EPS
Net loss to common shareholders	$ (1,118,989)	54,002,902	$ (0.02)
For the nine months ended September 30, 2007:
Basic EPS
Net loss to common shareholders	$ (1,302,690)	53,278,625	$ (0.03)

ATLAS MINING COMPANY AND SUBSIDIARIES
Condensed Notes to the Consolidated Financial Statements
September 30, 2008 and 2007

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
September 30, 2008 and 2007

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate a contract mining business and are engaged in the development of a resource property, the Dragon Mine, located in the state of Utah.

Historically our primary source of revenue was generated by contract mining operations.  At December 31, 2008 we discontinued our contract mining efforts due to economic conditions and the desire to concentrate our efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.

Property Exploration

We intend to continue our exploration activities the Dragon Mine.  We do not intend to seek out and acquire other properties.

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the nine months ending September 30, 2008 and 2007 were $257,522 and $1,324,133, respectively, on the halloysite clay project.

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

RESULTS OF OPERATIONS

Revenues for the three-month period ended September 30, 2008 were $212,099 and $1,829,996 for the same period ending September 30, 2007, a decrease of 88%.  Revenues for the nine-month period ended September 30, 2008 were $3,205,566 and $5,990,516 for the same period ended September 30, 2007, a decrease of 46%.  The revenue decline during both periods was caused, primarily, by a lack of contract mining activity.

Gross profit (loss) for the three-month period ended September 30, 2008 was $(104,116) compared to $739,733 for the same period ended September 30, 2007, a difference of $843,849.  Gross profit (loss) for the nine-month period ended September 30, 2008 was $962,272 compared to $2,584,890 for the same period ended September 30, 2007, or a decrease of 63%.  This was due to the decreased revenues for the periods ended September 30, 2008 over the same periods ended September 30, 2007.

Total operating expenses for the three month period ended September 30, 2008 were $1,229,926 compared to $2,050,169 for the same period ending September 30, 2007, or a decrease of 40%.  Total operating expenses for the nine month period ended September 30, 2008 were $3,686,006 compared to $4,067,496 for the same period ended September 30, 2007.  The decrease is from the suspension of active exploration at the Dragon Mine in 2007.

Our net profit (loss) for the three month period ended September 30, 2008 was $(1,712,323) compared to $(1,118,989) for the same period ended September 30, 2007, or a decrease of $593,334.  For the nine month period ended September 30, 2008, net profit (loss) was ($4,019,298) compared to ($1,302,690) for the same period ending September 30, 2007, or a decrease of $2,716,608.  The decrease realized the period ended September 30, 2008 is due to a significant decrease in contract mining revenues coupled with significant legal and special investigation expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities had been financed primarily through the sale of equity securities and borrowings, coupled with revenues from Contract Mining.  For the three-month periods and the nine-month periods ended September 30, 2008 and 2007, Contract Mining accounted for 100% of revenue.  Our current asset and debt structure is explained below.

Our total assets as of September 30, 2008 were $4,807,316 compared to $6,271,643 as of December 31, 2007, or a decrease of $1,464,327.  For the nine month period ended September 30, 2008, the Company has decreased its current assets by $1,150,829, and increased its fixed assets by $43,569 through acquisitions of additional mining equipment.

Total liabilities were $1,276,137 as of September 30, 2008, compared to $1,702,224 as of December 31, 2007.  The following debts are still outstanding:

•	A lease payable for equipment due in monthly installments of $3,518, including interest of 18.05% with a balance of $99,789.
•	A lease payable for equipment due in monthly installments of $1,075, including interest of 0%, with a balance of $19,357.
•	A lease payable for equipment due in monthly installments of $1,632, including interest of 3%, with a balance of $66,462.
•	A capital lease payable for equipment due in monthly installments of $6,323, including interest of 8.5% with a balance of $133,771.
•	A note payable to an insurance company for insurance premiums with a balance of $44,163, including interest at 8.60%.
•
Current liabilities including accounts payable and accrued expenses due as of September 30, 2008 were $748,096 and are the result of daily operations and accrued taxes.  We also carry a liability of $52,415 to the minority interest in a subsidiary.

Our principal sources of cash flow during the first nine months of 2008 was from Contract Mining activities which provided an average of $356,174 per month for the nine month period ended September 30, 2008, and averaged $665,613 per month for the same period in 2007.  In addition, we rely on our credit facilities and public or private sales of equity for additional cash flow.

Cash flow from financing activities for the nine month period ended September 30, 2008 was $2,245,070 compared to $2,103,688 for the same period in 2007, a difference of $141,382.  The major reason for the difference is the difference in the funds raised through private placement in 2008 versus 2007.

The Company used $12,017 from investing activities for the nine month period ended September 30, 2008, compared to using $777,707 in the same period in 2007, a difference of $765,690.  This was attributed to fewer purchases of equipment in the period ended September 30, 2008 compared to the same period in 2007.

Cash flows used by operating activities for the nine month period ended September 30, 2008 was $2,268,863compared to $262,842 for the same period in 2008, a difference of $2,006,021.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures,  (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and was accumulated and communicated to our management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 We believe that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition as of September 30, 2008 and December 31, 2007, and results of its operations and cash flows for the quarters ended September 30, 2008 and 2007, in conformity with United States generally accepted accounting principles (GAAP).

(b)           Changes in Internal Controls.

No significant changes were implemented in our internal controls over financial reporting during the period covered  by this  report  that  have  materially affected,  or are reasonably likely to materially  affect,  our internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2008, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.  With the exception of the sales of 1,481,482 made on January 9, 2007 and throughout year 2008, current management has not verified that the purchasers were accredited investors or whether the conditions of the 4(2) exemption were satisfied

On January 3, 2007, we issued 40,000 shares of common stock for $20,000 for the redemption of outstanding warrants.

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

On July 11, 2007, we issued 833,330 shares of common stock for $150,000 for the exercise of stock options.

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

On September 29, 2008, we issued 2,000,000 shares of common stock to two accredited investors for $1,000,000 for exercise of subscription agreements.

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