Form 10-K
period 2008-12-31
ATLAS MINING CO
filed 2009-07-28
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008

Commission file number: 000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)
Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)
(208) 556-1181
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	NO	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES	NO	X

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, based on the last sales price on the pink sheets on that date, was approximately $37,126,108.  The number of shares of the registrant’s common stock, no par value per share, outstanding as of December 31, 2008 was 59,215,628.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARIES
YEAR 2008ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

	PART I	Page(s)

Item 1.	Business	4 - 7

Item 1A.	Risk Factors	8 - 10

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11 - 12

Item 3.	Legal Proceedings	13 - 14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

	PART II

Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	15 - 17

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17 - 23

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A.	Controls and Procedures	25 - 26

Item 9B.	Other Information	26

	PART III

Item 10.	Directors and Executive Officers and Corporate Governance	27 - 30

Item 11.	Executive Compensation	31 - 35

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36 - 39

Item 13.	Certain Relationships and Related Transactions, and Director Independence	40 - 42

Item 14.	Exhibits	43 - 44

Item 15.	Principal Accounting Fees and Services	45

	PART IV
Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	F-1 – F-33

PREFATORY NOTE

On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements and to file amended Quarterly Reports of Form 10-Q for the fiscal quarters ended, March 31 and June 30, 2007.  It was necessary to file the amended reports, the quarterly reports for the fiscal quarters ended September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, and the annual report for the year ended December 31, 2007 before this Annual Report on Form 10-K could be filed.

Financial statements for the three months ended March 31, June 30 and September 30, 2008 and the year ended December 31, 2008 were not released prior to the filing of this report.

Generally speaking the narrative portions of this 10-K speak as of December 31, 2008 unless otherwise noted.  In this connection it should be noted that:

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

Because the disclosure in this report makes certain statements as to conditions and beliefs of, and information available to, the Company and management during the period covered by this report and because the management during 2007 has been replaced, it has been necessary for us to make certain assumptions as to what were the Company’s or the Board of Directors conditions, beliefs, and information as of December 31, 2008 and prior thereto.

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

The Dragon Mine property contains halloysite, kaolinite, alunite and other minerals located underground and in waste piles that are the result of previous mining operations.   The geological resource survey being conducted on the Dragon Mine has involved the assessment of approximately 10,000 feet of borehole drill cores and the analysis of samples taken from the five waste piles located at the mine site.  The survey has included X-ray diffraction analysis to determine the levels of halloysite, kaolinite and other minerals found in the resource.  Initial studies have indicated that conventional processing may be used to separate the halloysite and kaolinite fractions from alunite and other minerals found in the Dragon Mine resource.  The geology of the deposit shows alterations of feldspar identified alongside the presence of monzanite, halloysite and kaolinite.  Purer halloysite found at the mine has been identified alongside the presence of iron ore.  The morphology of the halloysite identified at the Dragon Mine, as determined by Scanning Electron Microscopy (“SEM”) analysis, demonstrates the existence of both lath-like and tubular formations.  The kaolinite present at the Dragon Mine has been determined to possess a highly crystalline structure.

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

DRAGON MINE

The Dragon Mine is located in the Tintic District of north central Utah.  The property is 2 miles southwest the town of Eureka which, in turn, is approximately 75 miles southwest of Salt Lake City. The mine sits on approximately 230 acres.

From 1949 through 1976 Filtrol Corporation operated the Dragon Mine.  To the best of our knowledge, Filtrol mined approximately 1.35 million tons of clay valued at approximately $50 million for use as an input for a petroleum-cracking catalyst product.  The mine was idle from 1977 until we leased it in 2001.  We purchased the property for $500,000 in 2005.

Until October 2007 we were focused on commercializing the Dragon Mine.  Such activities were suspended by previous management in October 2007 due to, among other things, the lack of both a comprehensive resource survey of the Dragon Mine and an effective mineral processing system.  In 2008, the Company retained an internationally recognized geological consulting firm to (i) conduct a geological review of the 230 acre Dragon Mine deposit and (ii) develop a system by which to process the potential mineral production of the mine.  As of the date of the filing of this report, the Company has not received a final report regarding either a measurement of the mine’s resource reserve or the development of a processing system.  Prior to the suspension of operations at the mine in October 2007, we focused our marketing efforts primarily on the introduction of the Dragon Mine’s clay resource to the controlled-release application and polymer filler markets.

We do not have “reserves” as defined in Guide 7 (“Description of Property by Issuers Engaged or To Be Engaged in Significant Mining Operations”), either proven or probable.  A reserve is defined as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.  A proven reserve is a reserve for which (a) quantity is computed from dimensions revealed in drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. A probable reserve is one for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

The geological consulting firm hired by the Company will ultimately produce a detailed resource survey of the Dragon Mine that will provide the Company with volume figures for certain minerals present at the mine. Volumes, if any, for both halloysite and kaolinite will be provided.  A reserve figure will be provided if the resource satisfies the definition of either proven or probable.  The primary markets into which the Company hopes to sell its mineral resource are developing and, therefore, have little historical price data.  This fact may prevent a reserve figure from being determined.

Our exploration and development expenses for the period ending December 31, 2008 and 2007 were $390,999 and $1,449,526 respectively, on the halloysite clay project.

In December 2008 we entered into a Management Agreement with Material Advisors LLC (“Manager”), a management services company, to provide services including, but not limited to, the development of the Dragon Mine and the marketing of its halloysite clay deposit.

PROCESSING

The resource at the Dragon Mine is a mixture of a number of minerals including, but not limited to, halloysite, kaolinite and alunite.  During 2005 and 2006, the Company invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate tubular halloysite from non-halloysite material.   The plant utilized an air-based processing technique.  This method was ultimately deemed inadequate for the mineralogy of the Dragon Mine resource.  As of the date of the filing of this Annual Report of Form 10-K, we have engaged an internationally recognized geological consulting firm to develop a more appropriate processing system for the mine’s resource.

MARKETING AND SALES EFFORTS

From March 2006 until December 2008, Ronald Price was a director of Atlas Mining and the President and CEO of NanoClay & Technologies, Inc., our wholly owned subsidiary focused on the marketing of our halloysite resource.  He distributed samples of Dragon Mine halloysite to a number of companies.  Only one sale of $900 was made during his tenure.  See “Litigation” for information regarding the NaturalNano transaction in 2004 and the restatement related to this transaction that was recognized in 2006.  The NanoClay and Technologies Inc subsidiary was administratively dissolved in December 2008.

GOVERNMENTAL REGULATION

DRAGON MINE

Utah requires a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, Chapter 40).  As of December 31, 2008, we had such a license.  We have conducted, and may continue to conduct, exploration activities at the Dragon Mine.  The Utah Department of Natural Resources sets the guidelines for Exploration, and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5.  We have received the proper permit from them.  We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for this property and report as required to this agency.

EMPLOYEES

As of December 31, 2008, Atlas Mining and its subsidiaries had 19 employees.  None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we considered our labor relations to be excellent.  As of the date of the filing of this Annual Report, we have five employees.

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

As of the date of filing this report, the Company has not commercialized the Dragon Mine and, historically, had to rely on cash flow generated both from its contract mining business and the sale of stock to fund its operations. The contract mining business was discontinued in December 2008.  At the current time the Company has obligations in excess of its liquid assets.  If the Company is unable to fund its operations through the commercialization of the Dragon Mine, the sale of equity and/or debt or a combination of both, it may have to file bankruptcy.  The Company is currently seeking additional financing though there is no assurance that it will be able to do so.

ABILITY TO CONTINUE TO OPERATE AS A GOING CONCERN

At December 31, 2008 and 2007, the Company had accumulated deficits of $20,009,496 and $14,589,101, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2008 and 2007, the Company sustained net losses before discontinued operations of $6,215,745 and $4,700,135. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required. If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

DISCONTINUATION OF CONTRACT MINING

As of December 31, 2008, our only source of revenues from operations, with minor exceptions, has been the Contract Mining business.  The Contract Mining business was closed on December 31, 2008 and will not be restarted.

DRAGON MINE

Through October 2007, we were engaged in the commercialization of the Dragon Mine clay deposit, located in the state of Utah.  Such activities were suspended in October 2007 when previous management determined that the lack of both a detailed resource analysis and an adequate mineral processing system would prevent a successful commercialization of the mine.   In 2008, the Company engaged the services of an internationally recognized geological consulting firm to both conduct a detailed assessment of the Dragon Mine and develop an adequate processing system.  At the time of the completion of this report, the work of the consulting firm was still ongoing.  If the resource survey does not confirm the presence of a commercially viable mineral source at the Dragon Mine or if an adequate processing system cannot be developed, the Company’s ability to achieve commercial success would be materially impaired.

WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.

We have experienced annual operating losses since our reactivation in September 1997.  As of December 31, 2008, we had an accumulated deficit of $(20,009,494).  We cannot assure that our proposed projects and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profit margins.

WE ARE SUBJECT TO A SECURITIES LAW CLASS ACTION LAWSUIT SEEKING DAMAGES WE MAY NOT BE ABLE TO PAY

We and others are named defendants in a securities law class action   alleging that we improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to our financial statements.  We have entered into a settlement with the plaintiffs, but the settlement is subject to confirmatory due diligence by the plaintiffs and approval by the court of the fairness of the settlement.  In determining to approve or not approve the settlement the court can take into account shareholder objections as to the fairness of the settlement.

THERE IS NO ASSURANCE THAT THE DRAGON MINE HAS COMMERCIALLY VIABLE DEPOSITS OR "RESERVE".

We cannot provide any assurances that a commercially viable deposit exists at the Dragon Mine.  The determination of the existence of a viable deposit will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors.  If we fail to find a commercially viable deposit at the Dragon Mine, the prospects of our commercial success will be materially impaired.

WE HAVE NOT PROCESSED COMMERCIAL QUANTITIES OF HALLOYSITE CLAY, DO NOT HAVE A METHOD TO PROCESS HALLOYSITE CLAY AND HAVE NOT IDENTIFIED A FACILITY THAT COULD PROCESS HALLOYSITE CLAY

The halloysite clay at the Dragon Mine is mixed with many other minerals, including iron.  Separation of the halloysite from the other minerals requires special processing.  As of December 31, 2008, we had not identified a commercially proven processing method or identified a processing facility.  During 2008 we commissioned a study that is to include, among its findings, suggested methods of processing and potential processing facilities.  At the time of the filing of this report, the study is continuing.

During 2007, we focused our efforts primarily on marketing the Dragon Mine’s halloysite clay to the controlled-release application and polymer markets.  We had to cease these marketing efforts beginning in late 2007 when we realized that we lacked the necessary resource survey and processing system required by customers to purchase our clay.  These marketing efforts remained suspended during 2008.  We plan to resume marketing the clay in first half of 2009.  Without a resource survey and an adequate processing system, we will not be able to successfully market our resource.

During 2008, the Company was occupied with (i) the investigation of the special committee of the board of directors referred to elsewhere herein, (ii) the restatement of previously filed reports with the SEC, (iii) the preparation of delinquent reports, (iv) dealing with litigation including class action litigation and insurance litigation, and (v) dealing with management issues.  As a result of these outstanding issues, we did little or no marketing and generated no revenues.

WE HAVE RECORDED MINIMAL INCOME FOR OUR EXPLORATION/DEVELOPMENT ACTIVITIES, AND MAY DO SO IN THE FUTURE.

Through December 31, 2008, and as of the filing date of this 10-K, the Dragon Mine had produced minimal income from mining activities.  Additionally, we as a company had not yet generated any profit.  As of December 31, 2008 and as of the filing date of this 10-K, it was not clear that we’ll be able to commercially develop the Dragon Mine.  If we do not commercialize the mine, our ability to continue our business operations may be jeopardized.

WE MAY NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

As of the date of the filing of this report, we will need to raise additional capital to establish commercially viable operations at the Dragon Mine and for other uses.  We cannot assure you that we will be able to raise additional financing, including debt or equity financing as needed, or, if available, on terms favorable to us.  Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

WE MAY NOT BE ABLE TO IMPLEMENT OR MAINTAIN FINANCIAL AND MANAGEMENT SYSTEMS.

As of December 31, 2008, we have failed to implement and maintain certain financial and management information systems, controls and procedures.  If, in the future, we fail to implement and maintain financial and management information systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is listed on the pink sheets.  It is not quoted on any exchange or on NASDAQ, and no other exemptions currently apply. Therefore, the SEC "penny stock" rules govern the trading in our common stock.  Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. Generally, brokers subject to the "penny stock" rules when effecting transactions in our securities may be less willing to comply with the “penny stock rules.”  This may make it more difficult for investors to dispose of our common stock.

ITEM 1B.                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

PRINCIPAL OFFICE

As of December 31, 2008, we rented office space at 630 East Mullan Avenue #D, Osburn, Idaho 83849.  The property consists of two office spaces.  As of the date of this filing, the primary corporate office was located at 110 Greene Street, Suite 1101, New York, New York, 10012.

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

We have no information whether the properties can be commercially exploited and no information as to the amount or quality of the minerals on the properties.  As of December 31, 2008, and as of the date of the filing of this 10-K, we have no plans to exploit any of the mining properties.

JUAB COUNTY, UTAH

Dragon Mine

The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District) has been principally exploited for halloysite clay.  The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian.  We leased the property in 2001 and on August 18, 2005, we purchased the property for approximately $500,000 in cash.

From 1950 through 1977 the Dragon Mine was operated by Filtrol Corporation.  To the best of our knowledge, the mineral mined at the property was used primarily as an input of a petroleum-cracking product.  The property was idle from 1977 until 2001 when we entered into a lease on the property.

Previous owners' records indicate that over 1.35 million tons of clay mineral were mined at the property between 1950 and 1977.  Those records also indicate approximately 300,000 tons of mineralized material remain on the property.  The tonnage referred to above has not been geologically confirmed.

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

The property is located approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. The Union Pacific Railroad has a spur approximately 2 miles from the property.  Electrical power is located approximately 1.5 miles from the site and there was no evidence of a water source on the property except in the mine shaft.

During 2005 and 2006 the Company invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate tubular halloysite from non-halloysite material.   The plant utilized an air-based processing technique.

All activity at the mine was suspended in October 2007 when previous management determined that the lack of both a detailed resource analysis and an adequate mineral processing system would prevent a successful commercialization of the mine.

In 2008, the Company engaged the services of an internationally recognized geological consulting firm to both conduct a detailed assessment of the Dragon Mine and develop an adequate processing system.  At the time of the filing of this report, the work of the consulting firm was ongoing.

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

Securities Litigation

The Company, certain of its directors and former officers and employees, its prior auditor, Chisolm, Bierwolf & Nilson, LLC, and Nano Clay and Technologies, Inc., its defunct, wholly owned subsidiary, are defendants in a class action filed on October 11, 2007 In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL(D. Idaho) (the “Class Action”). The Class Action was filed on behalf of purchasers of the Company’s publicly traded common stock during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that the Company damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that the Company improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to its financial statements.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.
On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action Under the terms of the Class Action Settlement Agreement the Company will pay plaintiffs $1,250,000 (which includes fees to plaintiff’s counsel), to be funded by the proceeds of an insurance policy issued by Navigators Insurance Co.(as provided below), in exchange for release of all claims against Company, Nano Clay & Technologies, Inc., and William T. Jacobson, Robert Dumont, Ronald Price and Barbara Suveg (the “Individual Defendants”).  The Company will also fund up to $75,000 to fund expenses in connection with notification to class members. The Class Action Settlement Agreement is the settlement agreement contemplated by the Memorandum of Understanding (“MOU”) described in its prior response and the terms of it are consistent with the terms of such MOU. The Settlement Agreement is subject to a number of conditions including successful completion of confirmatory due diligence by the lead plaintiffs and final court approval.

Insurance Litigation

Atlas Mining Company v. Navigators Insurance Company et al.
Our complaint, filed in federal district court in Idaho, seeks coverage (“Coverage Claim”) for claims in connection with the securities litigation described above under (A) a primary $5,000,000 D&O liability insurance policy issued by Navigators Insurance Company (“Navigators”) on October1, 2007 (“Navigators $5,000,000 Policy), and (B) a $5,000,000 excess D&O liability policy issued by RSUI Indemnity Company (“RSUI”) effective October 1, 2007.  The Company has asserted claims for declaratory judgment, specific performance, and breach of contract, as well as claims alleging bad faith, against Navigators and RSUI.  The Company also has asserted claims of negligence and fraud against a broker involved with the alleged issuance of the policies.  This case was removed to federal court.  Navigators, RSUI, and the broker are vigorously defending the lawsuit and have filed answers in federal court, arguing in part that such policies are not effective and pleading other affirmative defenses, such as accord and satisfaction.

Navigators Insurance Co. v. Atlas Mining Company, et. al.
This is an interpleader complaint filed by Navigators in federal district court in Idaho with respect to our coverage claims and those of certain of our former officers and directors arising from the securities litigation described above.  The interpleader complaint alleges that Navigators issued a D&O liability policy to the Company for the period October 17, 2006 and October 17, 2007 that afforded $2 million in limits.  Navigators alleges that, based on the current rate of expenditures, the defense and investigation costs alone will soon exceed the policy’s $2 million limit of liability, excess of applicable retentions, and the Company disagrees with certain of its former officers and directors on the appropriate priority of payments under the policy.  As such, Navigators alleges that it was subject to multiple competing demands for the limits of the Policy.  Based on such allegations, Navigators is seeking a court order permitting Navigators to tender $2 million into the registry of the Court and to be discharged from liability.  The Company filed a Motion to Dismiss on June 17, 2008, citing Navigators’ failure to advance defense costs under such policy and arguing that Navigators is not subject to multiple liability under the policy.  The parties have filed several consent motions to stay the proceedings in this action.  The court entered an indefinite stay on December 11, 2008 that will remain in effect until any party seeks to re-open the matter because (a) the parties have reached an agreement to resolve the matter, (b) the Coverage Action is resolved, or (c) a party seeks to terminate the stay and renew litigation.

Settlement Of Insurance Cases.

Related to the Class Action Settlement, effective July 8, 2009, the Company entered into a Settlement Agreement and Release with Navigators, RSUI Indemnity Company and RSUI Group, Alexander, Morford & Woo, Inc., and the individual defendants listed above in settlement of the insurance litigation.  Pursuant to this agreement (i) Navigators will deliver $1,250,000 into a court registry, which will then be used upon final court approval of the Class Action Settlement to fund the $1,250,000 payment to class action plaintiffs, (ii) Navigators will deliver $750,000 to the Company for defense and investigative costs in connection with the Class Action and related matters, which Atlas will use in part to pay the individual defendants their costs in the class action and (iii) all claims under the insurance litigation will be released upon final court approval of the Class Action Settlement.

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

Year 2008			Year 2007
	High	Low	High	Low
First Quarter	$0.80	$0.53	$2.08	$1.54
Second Quarter	$0.53	$0.78	$2.98	$1.81
Third Quarter	$0.73	$0.45	$2.92	$1.65
Fourth Quarter	$0.47	$0.135	$1.70	$0.53

Record Holders

As of December 31, 2008, there were approximately 1,545 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.  Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock.

Dividends

Since we became a reporting company in 1999, we have never declared or paid any cash dividend on our common stock.  We are not subject to any restrictions or limitations relating to the declaration or payment of dividends other than those imposed by state corporate laws applicable to corporations generally.

Equity Compensation Plans

Our Board of Directors adopted three equity compensation plans, (i) the Non-qualified Stock Option Plan of Atlas Mining Company, (ii) the Incentive Stock Option Plan of Atlas Mining Company, and (iii) the Consultant Stock Plan.  The Stock Option and Incentive Stock Option plans were adopted in November 1998.  The Non-qualified Stock Option Plan expired in January 1997.  The Incentive Stock Option Plan expired in November 2008.  The Consultant Stock Plan was adopted in 2002 and is set to expire in August 2012.

The Non-qualified Stock Option Plan allowed us to grant options to purchase up to 10% of the then (at the time of grant) outstanding shares of common stock.  No individual could be granted more than 5% of the outstanding common stock of the Company under the plan.  The price per share for each option granted was to be set by the Administrative Committee.

As of December 31, 2008, we had only two grants of options under the Non-qualified Stock Option Plan outstanding.  One was a grant of options to William Jacobson in 2004 to purchase 3,500,000 shares at $0.18 per share.  During 2007, Jacobson exercised 1,084,756 of these options.  The other grant was to Ronald Price in 2006 of options to purchase 1,000,000 shares at prices related to market prices at the time of vesting, which resulted in exercise price from $0.54 to $2.32 per share.  These options vested over the terms of their employment contracts and all unexercised options were terminated per the resignations of Jacobson and Price in June 2008 and December 2008, respectively.

The Incentive Stock Option Plan allowed us to grant options to purchase up to a total of 10% of the then (at the time of grant) outstanding shares of common stock.  No individual can be granted options for more than 5% of the outstanding common stock of the Company.  Options issued under the Incentive Stock Option Plan must have had a price per share at least equal to the fair market value of the Company's common stock on the date of the grant.  As of December 31, 2008, no options were outstanding under the Incentive Stock Option Plan.

The Consultant Stock Plan allowed us to grant options to purchase up to 5,000,000 shares of the Company’s common stock.  Options issued under this plan are valued at 85% of market value on the date of the grant.  Approximately 17 million options were granted under the plan.  As of December 31, 2008, no options were outstanding under the Consultant Stock Plan.

In 2008, no options were granted under the equity Compensation Plans.  In June 2008, Mike Lyon, Interim Chief Executive Officer, was granted 50,000 options to purchase common stock at $0.65 per share.  In September 2008, he was granted an additional 25,000 options to purchase common stock at $0.71 per share.  These options have a 5-year term and all options were vested by the time Mr. Lyon’s tenure as Interim Chief Executive Officer ended in December 2008.   Mr. Lyon’s options are not included in the table below.

In November 2008, Mr. Morris D. Weiss, director, was named the Company’s Chief Restructuring Officer for a period of six months and, as part of his consulting agreement, was granted 550,000 options with an exercise price of $0.70 per and a term of 10 years.  250,000 of these options vested on the appointment of Mr. Weiss as Chief Restructuring Officer and the remaining 300,000 options vested at the conclusion of his term as Chief Restructuring Officer.  Mr. Weiss’ options are not included in the table below.

Equity Compensation Plan Information
As of December 31, 2008

		Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders		- 0 -	- 0 -	(1)

Equity compensation plans	Incentive Stock Option Plan	- 0 -	0 -	(1)
not approved by security holders	Stock Option Plan	- 0 -	0 -	(1)

Total		- 0 -	0 -

(1) The Incentive Stock Option Plan and the Stock Option Plan do not set forth a maximum number of shares subject to the plans.  Each of the plans has the following provision: “The aggregate number of shares of the Company's Common Stock which may be issued upon the exercise of [options] granted under this Plan and any other stock option plan adopted by the Company shall not exceed ten percent (10%) of the then issued and outstanding shares of the Company's Common Stock.”

RECENT SALES OF UNREGISTERED SECURITIES

In 2008, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

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

On September 29, 2008 we issued 2,000,000 shares of common stock to two accredited investors for $1,000,000 for exercise of subscription agreements.

ITEM 6.	SELECTED FINANCIAL DATA

Please refer to item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K to view the audited financial statements at December 31, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Historically, our primary source of revenue has been generated by Contract Mining operations.  However, on December 31, 2008, we discontinued our Contract Mining efforts due to economic conditions and the desire to concentrate efforts on commercializing the halloysite clay deposit at the Dragon Mine.

We are a natural resources company principally engaged in the development of our resource property, the Dragon Mine, in the state of Utah.

Property Exploration

In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the year ending December 31, 2008 and 2007 were $390,999 and $1,449,526, respectively, on the halloysite clay project.

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

NaturalNano, Inc. (OTC: NNAN), in conjunction with Cascade Engineering and its subsidiary, Noble Polymers, has developed Pleximer ™, a halloysite nanotube concentrate used to create stronger, lighter, environmentally friendlier and lower-cost polymer-based nanocomposites.  According to NaturalNano’s 2008 annual report, Pleximer ™ is being marketed to the global nanocomposites market that, in the estimation of BCC Research, is expected to grow from $273 million in 2005 to $4.0 billion by 2015.  According to BCC Research, clay-based nanocomposites are expected to represent 47% of the nanocomposites market by 2010.  The U.S. Department of the Navy, represented by the Naval Research Lab (NRL”), has patented a technology that provides for the controlled release of active agents using inorganic tubules such as halloysite clay.  The U.S. Navy’s technology has been licensed by at least two companies that are developing controlled-release applications for the fields of electromagnetic shielding/strength enhancement, cosmetics, fragrances, agriculture, ink and paper, electronics, fabrics and textiles, local drug delivery and mold-resistant building products.  The U.S. Navy has also patented a technology that permits a controlled release of an active agent as an anti-scaling treatment for environments such as oil wells.

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

Management intends to continue to focus its efforts on the commercialization of the Dragon Mine.  We do not intend to seek out and acquire other properties.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared  "assuming that we will continue as a going concern," that contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2008 and 2007, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Impairment of Assets
In August 2001 Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At December 31, 2008 and 2007, no impairments were recognized.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs. Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  We may never own a property with proven or probably reserves.

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

Revenue for mined halloysite clay will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Stock Options and Warrants
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 6. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R.  Under this transition method compensation expense recognized during the three months ended March 31, 2007 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2007, and (b) compensation expense for all share-based awards granted on or after January 1, 2007.  Accordingly, compensation expense of $427,432 and $666,002 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended December 31, 2008 and 2007, respectively.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure that takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

On December 31, 2008, the Company adopted FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” The adoption of this standard did not have an impact on the consolidated financial statements.

On December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46 (revised December 2003) to require enhanced disclosures by public entities in understanding the extent of a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The adoption of this standard did not have a material impact on the consolidated financial statements. Refer to Financial Note 9, “Financing Activities” for further discussion regarding the accounts receivable sales facility.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements that will become effective on December 31, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements that will become effective for the Company on December 31, 2009.

In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. This FSP becomes effective on December 31, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to the Company’s earnings per share as previously reported. The Company does not currently anticipate that this FSP will have a material impact upon adoption.

RESULTS OF OPERATIONS

Revenues from operations for the year ended December 31, 2008 were $3,833,460, versus $7,731,081 for the same period ending December 31, 2007, a decrease of 50.4%.  The difference was due to a decline in activity of the Contract Mining operation during  December 31, 2008. All revenue was associated with the contract mining operation and has been classified as discontinued operations for both the year ended December 31, 2008 and 2007.

Gross profit (loss) for the year ended December 31, 2008 was $ $946,071 compared to $3,018,419 for the same period ended December 31, 2007, a decrease of 69%.  This was due to a decline in activity at the contract mining operation.  All gross profit was associated with the contract mining operation and has been classified as part of discontinued operations for both the year ended December 31, 2008 and 2007.

Total operating expenses for the year ended December 31, 2008 were $5,017,027 compared to $5,217,705 for the same period ended December 31, 2007.  The decrease is primarily due to the suspension of activity at the Dragon Mine in late 2007, which was carried through the entire year ended December 31, 2008.

Our net profit (loss) for the year ended December 31, 2008 was ($5,420,269) compared to ($1,681,716) for the same period ending December 31, 2007, or a decrease of ($3,738,553).  The difference is due to a significant increase in legal and special investigation expenses, coupled with the sharp decrease in contract mining revenues.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2008 our activities had been financed primarily through revenues from contract mining and supplemented with the sale of equity securities and borrowings as needed.  For the years ended December 31, 2008 and 2007, contract mining accounted for 100% of revenue.  Our current asset and debt structure is explained below.

Our total assets as of December 31, 2008 were $4,506,116 compared to $6,271,643 as of December 31, 2007, or a decrease of $1,765,527.  For the year ended December 31, 2008, the Company has decreased its current assets by $1,375,873, and decreased its fixed assets by $1,745,858 through the disposition of mining equipment and vehicles.

Total liabilities $2,309,118 at December 31, 2008 compared to $1,702,224 at December 31, 2007.  The Company had notes payable of $115,836 and $121,052 at December 31, 2008 and 2007, respectively.  The Company had capital leases of $159,769 and $97,420 at December 31, 2008 and 2007, respectively.

Current liabilities including accounts payable and accrued expenses were $803,752 and $486,973, respectively, and are the result of daily operations and accrued taxes.  We also carry a liability of $52,415 to the minority interest in a subsidiary and stock awards payable of $52,500 and $280,000 at December 31, 2008 and 2007, respectively.

Our principal sources of cash flow during the year 2008 was from contract mining activities which provided an average of $319,532 per month for the year ended December 31, 2008 and averaged $643,802 per month for the same period in 2007.  We rely on our credit facilities and public or private sales of equity for additional cash flow.

Cash flow from financing activities for the year ended December 31, 2008 was $3,290,793 compared to $2,029,860 for the same period in 2007, a difference of $1,260,933.  The major factor for the difference was receipt of proceeds from issuance of convertible debt in 2008.

The Company provided $98,423 from investing activities for the year ended December 31, 2008, compared to using $991,804 in the same period in 2007, a difference of $1,090,227.  This was attributed to disposals of equipment during the year 2008.

Cash flows provided by (used by) operating activities for the year ended December 31, 2008 was $(3,696,836) compared to $(44,537) for the same period in 2007, a difference of $3,652,299.

ISSUANCE OF CONVERTIBLE DEBT

On December 30, 2008 the Company sold to accredited investors $1,000,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $0.35 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15 and December 15 of each year commencing June 15, 2009.

The Notes may be converted at the option of the Noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion.  The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the Conversion Price and (iii) a registration statement is effective and available for resale of all of the converted shares or the Noteholders may sell such shares under Rule 144 under the Securities Act.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The engagement of PMB as our independent registered public accounting firm included auditing financial information for the years ended December 31, 2006 as well as performing audit procedures for the year ended December 31, 2007.  Additional services engaged also include quarterly reviews of financial information beginning with the first quarter ended March 31, 2006.

ITEM 9A.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

As of December 31, 2008, Company management, with the participation of the Company's  Interim Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Company's Interim Chief Executive Officer and Interim Principal Financial Officer, who is the same person, concluded that as of December 31, 2008, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

For the reasons discussed in Managements Report on Internal Control over Financial Reporting below, Company management, including the Interim Chief Executive Officer and Interim Principal Financial Officer concluded that, as of December 31, 2008, the Companys internal control over financial reporting was not effective due to material weaknesses in internal control. Notwithstanding the identified control deficiencies, Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Companys financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Managements Report on INternal Control Over Financial Reporting
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

 Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2008. In arriving at that conclusion, we considered the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PMB Henlin Donovan, our independent registered public accounting firm, as stated in their report, which is included herein.

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

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a material weakness in a high risk process and a number of significant deficiencies in high to low risk processes within high risk areas of financial statement control.   Despite the existence of the material weakness and the significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2008 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm has tested our internal control over financial reporting evaluation process and has provided an adverse opinion on the Company’s control over financial reporting audit report.

As of December 31, 2008, the following material weaknesses in our internal control over financial reporting were identified:

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

Changes in Internal Control Over Financial Reporting

As a result of implementing the assessment process over the internal control over financial reporting, we implemented various remediation measures to improve our financial reporting and disclosure controls.  As this is our first report on internal control, none of the weaknesses identified below have been previously disclosed.   Some of the remedial actions taken since December 31, 2008 include:

i.
The institution of certain personnel changes that will result in an appropriate segregation of duties in the period-end financial reporting process.  The Company hired a CEO and Interim CFO in early 2009 to resolve, in part, the separation of duties issue.

ii.	The creation of an independent, qualified and active Board of Directors that includes a financial expert.

ITEM 9B.                       OTHER INFORMATION

None.

ITEM 10.                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and those whom the Board of Directors currently intends to nominate for election as a director at the next Annual Meeting, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Andre Zeitoun	36	Chief Executive Officer, President and Director since January, 2009	President, Chief Executive Officer and Director of Company
David A. Taft	51	Director since October, 2008	President, IBS Capital LLC
Morris Weiss	50	Director since January, 2008	Managing Director Investment Banking at MDB Capital Group LLC
John Levy	53	Director since January, 2008	CEO of Board Advisory
Christopher T. Carney	38	Officer since February, 2009	Interim Chief Financial Officer of Company

(1)  The directors are elected to serve until the next annual meeting of shareholders. Officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

BACKGROUND OF OFFICERS AND DIRECTORS

Andre Zeitoun, Chief Executive Officer, President, Director.  Mr. Zeitoun is manager of Material Advisors LLC which provides managerial services to the Company pursuant to a Management Agreement entered into as of January 1, 2009 and effective for a three year period. Mr. Zeitoun was elected as a director and as CEO pursuant to the terms of the Management Agreement.

Mr. Zeitoun was a Portfolio Manager at SAC Capital/CR Intrinsic Investors from March 2007 through December 2008.  At SAC, he led a team of six professionals and managed a several-hundred million dollar investment portfolio focused on companies that required a balance sheet recapitalization and/or operational turnaround. Many of these investments required Mr. Zeitoun to take an active role in the turnaround process.  From 2003 - 2006 Mr. Zeitoun headed the Special Situations Group at RBC Dain Rauscher as a Senior Vice President and head of the division.  He managed all group matters related to sales, trading, research and the investment of the firm's proprietary capital.  From 1999-2003 Mr. Zeitoun was a Senior Vice President at Solomon Smith Barney.  In this role, Mr. Zeitoun led a Special Situations sales trading research team serving middle market institutions.  Mr. Zeitoun is a graduate of Canisius College.

John Levy, Director.  Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  From November 2005 to March 2006, Mr. Levy served as Interim Chief Financial Officer of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman.

Mr. Levy is a director and Chairman of the Audit Committee of Take-Two Interactive Software, Inc., a publicly traded company that develops, markets, distributes and publishes interactive entertainment software games; Lead Director and Audit Committee Chairman of Gilman Ciocia, Inc, a financial planning and tax preparation firm;  a director of PNG Ventures, Inc., which, through its subsidiaries, engages in the production and wholesale distribution of vehicle-quality liquid natural gas in the western United States serving airports, public transit, refuse, seaports, regional trucking, taxis, and government fleets markets; and a director and a member of the Audit Committee of Applied Energetics, Inc, which specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems, and energy management systems technologies.

Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

David A. Taft, Director.  Mr. Taft is the President of IBS Capital, LLC, a private investment company based in Boston, Massachusetts which he founded in 1990. Prior to founding IBS Capital, Mr. Taft spent ten years working in corporate finance with Drexel Burnham Lambert, Winthrop Financial and Merrill Lynch. Mr. Taft is a graduate of Dartmouth College.

Morris D. Weiss, Director.  During the period from November 1, 2008 until April 30, 2009, Mr. Weiss served as Chief Restructuring Officer of the Company and since then has served as a consultant with respect to the settlement of certain litigation.

Since May, 2009, Mr. Weiss has been Managing Director of Investment Banking at MDB Capital Group. From 2002-2008 Mr. Weiss was Managing Director and Head of Investment Banking for Tejas Securities Group, Inc., a subsidiary of Tejas Incorporated.  He co-founded the investment banking department at Tejas in 2004, which raised capital in excess of $1.3 billion for private and public companies in a variety of industries.  Mr. Weiss is a member of the Board of Directors of Trenwick America LLC, a private insurance holding company.  From 1997 to 2001, he served as Senior Vice President and General Counsel for National Bancshares Corporation of Texas (AMEX: NBT), which was sold in a $100 million transaction at the end of 2001.  Before that Mr. Weiss was a partner at the law firm of Weil, Gotshal & Manges, LLP in the Business Finance and Restructuring Department, where he practiced for more than 11 years, the last three as a partner.

Mr. Weiss holds a BS in Finance from Babson College and a JD from South Texas College of Law, and is licensed to practice law in Texas, New York and Florida.  He also holds the series 7, 24 and 63 securities licenses.

Christopher Carney, Interim Chief Financial Officer.  Pursuant to the Management Agreement between Material Advisors LLC and the Company, he was appointed to his position as Interim Chief Financial Officer in February, 2009.

From March 2007 until December 2008, Mr. Carney was an analyst at SAC Capital/CR Intrinsic Investors, LLC, a hedge fund, where he evaluated the debt and equity securities of companies undergoing financial restructurings and operational turnarounds. From March 2004 until October 2006, Mr. Carney was a distressed debt and special situations analyst for RBC Dain Rauscher Inc., a registered broker dealer. Mr. Carney graduated with a BA in Computer Science from CUNY-Lehman College and an MBA in finance from Tulane University.

As of December 31, 2008, we did not have nominating, auditing or compensation committees and there were no procedures by which shareholders might recommend nominees to the board of directors,

As of December 31, 2008, we did not have an audit committee.  The Board of Directors functioned as an audit committee.

MANAGEMENT AGREEMENT WITH MATERIAL ADVISORS, LLC

Mr. Zeitoun and Mr. Carney were appointed to their positions pursuant to an agreement with Management Advisors LLC, of which they are members and owners.

On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”). The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement, Manager is to perform or engage others, including Andre Zeitoun, a principal of Manager and Chris Carney (“Management Personnel”) to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer (it was subsequently agreed to have Mr. Carney perform as Interim Chief Financial Officer). Pursuant to the Management Agreement, Andre Zeitoun is serving as Company’s Chief Executive Officer and will be appointed as a member of the Company’s Board of Directors.

The services provided by Manager include, without limitation, consulting with the Board of Directors of the Company and the Company’s management on business and financial matters, including matters related to (i)  new business development, creating and implementing the Company’s business plan and overseeing and supervising the Company’s operations, (ii) preparation of operating budgets and business plans, (iii) Company’s corporate and financial structure, (iv) formulation of long term business strategies, (v) recruiting senior management, (vi) financing (g)  transactions with third parties, including mergers and acquisitions, (h) evaluating potential sale or exit opportunities, structuring and negotiating a sale of the Company, or leveraged recapitalization and (i) resolving investigations and litigation involving the Company.

Manager is paid an annual fee of $1,000,000 per year for the three-year term of the Management Agreement, payable in equal monthly installments of $83,333.34.  Manager will be solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including in the case of Mr. Zeitoun, for service on the Board).  Additionally, Company granted Manager non-qualified stock options to purchase, for $0.70 per share (the “$0.70 Option”) a number of shares of the Company equal to 10% of the outstanding common stock of the Company on a fully diluted basis (which shall vest in equal monthly installments over three years). On December 31, 2008, the closing stock price of the Company’s Common Stock was $0.15.  The following sets forth the treatment of the $0.70 Option in the event of a “going private transaction.” Upon the consummation of a transaction resulting in  (A) Company ceasing to be a SEC reporting company, or  having less than 300 shareholders of record  and (B) David A. Taft, IBS Capital LLC, The IBS Turnaround Fund L.P., The IBS Turnaround Fund (QP), The IBS Opportunity Fund (BVI). Ltd., or any of their affiliates or related entities own in the aggregate more than 50% of the outstanding equity capital of the Company immediately following such transaction (a “Going Private Transaction”), the $0.70 option will be cancelled and replaced by a non-qualified  option (the “Going Private Option”), accompanied by a tandem stock appreciation right (the “SAR”). The Going Private Option will provide Manager the right to purchase the same percentage of Company’s(or its successor’s) outstanding shares of common stock after giving effect to the going private transaction that  were subject to the $0.70 Option. The SAR will entitle Manager to receive either shares of common stock or cash equal in value to the excess of the fair market value of a share of common stock on the date of exercise over the base price per share under the SAR. The exercise price of the Going Private Option and the base price under the SAR will be the fair market value per share to be paid in the Going Private Transaction to shareholders who are not investing in the going private vehicle. The term of the $0.70 Option, the Going Private Option and the SAR will be 10 years.  During their terms, the Going Private Option and the SAR will be fully exercisable.

If Company declares a dividend or distribution at any time while the $0.70 option is unvested, Manager will be entitled to receive an amount equal to the dividend or distribution that would be paid on the shares underlying the $0.70 Option, payable in the same form as such dividend or distribution, on the same vesting schedule as the $0.70 Option.  Manager will have the right to participate in the Going Private Transaction for up to 20% of the equity on terms and conditions which are as favorable to Manager as the terms and conditions available to any other person who invests in the going private entity.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file.

During 2008, certain of our directors and executive officers who own our stock filed Forms 3 or Forms 4 with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. To the best of our knowledge, during 2008 all such filings by our officers and directors were made timely, except that (i) due to an administrative error in each instance, Ronald Price (former director) did not file required Form 5, and Morris Weiss filed required Forms 3 and 4 late (attributable to delay in advisor obtaining Edgar Codes) regarding one transaction in each case and (ii) for voluntary filings reflecting ownership of shares held by Material Advisors LLC by Mr. Carney and Mr. Zeitoun.

CODE OF ETHICS

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at 208-556-1181 or by mail at: Atlas Mining Company, 110 Greene Street, Suite 1101, New York, New York, 10012. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

COMMITTEES OF THE BOARD

Our Board of Directors has no standing committees. Rather the Board of Directors as a whole performs the functions which would otherwise be performed by the audit, compensation and nominating committees.  Our Board views the addition of standing audit, compensation, and nominating committees as an unnecessary additional expense and process to the Company given its stage of development.

THE NOMINATION PROCESS

The general criteria that our Board uses to select nominees includes the following: individuals reputation for integrity, honesty and adherence to high ethical standards; their demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; their willingness and ability to contribute positively to the decision-making process of the Company; their commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees; their interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, creditors and the general public; their ability to act in the interests of all stakeholders; and no nominee should have, or appear to have, a conflict of interest that would impair the nominees ability to represent the interests of all of the Company’s stockholders and to fulfill the responsibilities of a director.  There are, however, no specific minimum qualifications that nominees must have in order to be selected.

The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominees name and qualifications for Board membership and should be addressed in writing to the President, Atlas Mining Company, Suite 1101, 110 Greene St., New York, New York 10012.  There have been no changes in the procedures by which shareholders may recommend candidates for director.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board has determined that John Levy, a director, is an audit committee financial expert as that term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of Nasdaq and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

ITEM 11.                      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND HIGHLY PAID EMPLOYEES

				Option
Name and		Salary	Bonus	Awards	Total
Principal Position	Year	($)	($)	($)(1)	($)

Michael T. Lyon, Interim CEO (2)(3)	2008	$100,417			$100,417

William Jacobson	2008	124,583	- 0 -	- 0 -	124,583
President, CEO(4)(5)	2007	177,083	- 0 -	- 0 -	177,083

Ronald Price	2008	197,917	- 0 -	- 0 -	197,917
Director, President, CEO	2007	167,708	51,975	- 0 -	219,683
Nano Clay Technologies, Inc. (6)

Morris D. Weiss	2008	50,000		- 0 -	50,000
Chief Restructuring Officer (7)(8)

Barbara Suveg	2008	182,070	- 0 -	- 0 -	182, 070
Interim Corporate Secretary, Accountant (9) (10)	2007	132,283	- 0 -	- 0 -	132,283

Ronald Short	2008	167,070	- 0 -	- 0 -	167,070
Operations Manager Contract Mining Division	2007	121,713	- 0 -	- 0 -	121,713

(1)  This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to each of the in 2008 in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 8 to the Notes to Consolidated Financial Statements found in Item 15, Part IV of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)  Mr. Lyon was appointed interim CEO on June 28, 2008 for six months. His appointment terminated on December 28, 2008. Initially, the employment contract provided for a monthly salary of $12,500 to serve as President and Chief Executive Officer and the grant of five year options to purchase 50,000 shares at $0.65 per share, the options vesting ratably and monthly over the employment period.  The employment agreement was amended in September, 2008 to provide for a salary of $18,000 per month and options to acquire an additional 25,000 at $0.71 per share, such options vesting ratably and monthly.

(3)  The exercise prices were market as of the day of grant.

(4)  Mr. Jacobson was Chairman at all times during 2007 and during 2008 until June 28, 2008.  He was CEO and President during the same period except for the period from July 9, 2007 to November 30, 2007.  His employment agreement was in effect at all times.  Mr. Jacobson resigned as Chairman, CEO and president on June 28, 2008.

(5)  Mr. Jacobson entered into a five year employment contract dated October 1, 2004 that provided for annual salaries of $120,000, $150,000, $200,000, $225,000, $250,000 and provided for options to acquire up to 3,500,000 shares of common stock over a five year period at $0.18 per share.  1.5 million options vested on January 1, 2005 and an additional 500,000 were scheduled to vest each January 1 thereafter.  The closing market price on October 1, 2004 was $0.295. The employment contract provided that in the event of termination by the Company for reasons other than theft or fraud, Mr. Jacobson would be entitled to two years salary, health benefits and vesting of unvested options and the ability to exercise options for two years after termination.

(6)  On December 12, 2008, Ronald Price resigned as a director of the Company pursuant to the terms of a separation agreement (the “Separation Agreement”). He was not an employee of the Company.  He also resigned as an officer and director of Nano Clay & Technologies, Inc., a subsidiary of the Company that has been administratively dissolved.  Pursuant to the Separation Agreement, Mr. Price is to render certain cooperation and services.  Pursuant to the Agreement, until March 1, 2009, he was paid amounts equal to the compensation under his employment agreement with Nano Clay & Technologies, Inc., which was terminated by the Agreement (at the rate of $200,000 per year). For the period from March 1, 2009 to February 28, 2010, he will be paid $50,000, such amount is to be paid in monthly installments of $4,166.67.  Under the Separation Agreement, Mr. Price is subject to certain confidentiality and non-disparagement agreements and also to a non-compete agreement that expires in 2010.

Mr. Price entered into a three year employment contract dated March 9, 2006 that provided for annual salaries of $150,000, $175,000, $200,000. The employment contract provided that in the event of termination by the Company for reasons other than just cause, Mr. Price would be entitled to six month’s salary.

(7)  Mr. Weiss served as Chief Restructuring Officer from the period November 1, 2008 to May 1, 2009 and as a consultant thereafter. The Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Weiss, a director, on November 1, 2008 pursuant to which Mr. Weiss served as Chief Restructuring Officer for a period of six months. The Consulting Agreement provided that Mr. Weiss’ duties included: (i) oversight and management of (1) pending and anticipated securities, corporate, insurance and other significant litigation involving the Company or its affiliates,  (2) the disposition of the contract mining business and such other businesses and entities in which the Company holds an interest as may be determined by the Board, and (3) such other matters as agreed upon by Mr. Weiss and the Board; (ii) advising the Board and senior management of the Company with respect to other significant restructuring matters, and (iii) such other duties and responsibilities on which the Board and the Consultant shall mutually agree.

The Consulting Agreement provided for compensation in the form of stock options and cash.  The stock option compensation under the Agreement was 550,000 options to acquire Company common stock with an exercise price of $0.70 per share and expiring in ten years. 250,000 options vested during the term of the Agreement and 300,000 options would vest at the end of the Agreement unless the Board determined that Mr. Weiss’ performance was not satisfactory, in which case the number of options awarded was in the discretion of the Board.  The reported closing price of the Company’s stock on October 31, 2008 was $0.28.  The board concluded that Mr. Weiss’ performance was more than satisfactory and thus 300,000 options vested at the end of the Consulting Agreement (for a total of 550,000 options as provided under the agreement). The cash compensation under the Agreement was $100,000 during the term of the Consulting Agreement plus a bonus of up to $100,000, the award of which was dependent on a Board determination as to whether Mr. Weiss’ performance was satisfactory and the amount of such bonus was in the discretion of the Board.  The board determined that Mr. Weiss’ performance was more than satisfactory thus the amount of the cash bonus was $100,000 and the Board and Mr. Weiss agreed would be payable in six monthly installments.

In addition, on May 1, 2009, Mr. Weiss agreed to review the documentation to be generated in connection with the negotiation of the final settlement agreements in the class action in which the Company was a defendant and the insurance coverage litigation involving the Company.  As compensation for such services, the Board granted Mr. Weiss 100,000 options to acquire Company common stock with an exercise price of $0.70 per share, expiring in ten years, and vesting on completion of the final settlement agreements.  The reported closing price of the Company’s stock on April 30, 2009 was $0.49.

(8)  Ms. Suveg entered into a three-year employment contract dated August 8, 2007 to serve as Chief Financial Officer at a salary of $168,000.  The employment contract called for the grant of options to purchase 250,000 shares at $2.41 per share, 100,000 of which vested on the grant date and 100,000 and 50,000 were to vest on the first and second anniversaries.  No options were exercised.  The employment contract provided that in the event of termination by the Company for reasons other than theft of fraud, Ms. Suveg would be entitled to two years salary, health benefits and vesting of unvested options and the ability to exercise options for two years after termination. We treated Ms. Suveg’s voluntary resignation as a breach of her employment agreement and we recognized no amounts for financial statement reporting purposes in accordance with SFAS 123(R) with respect to the option grants.

(9)  Pursuant to her employment agreement, Ms. Suveg was designated as Chief Financial Officer from August 8, 2007 until November 13, 2007.  She was not employed during the period from November 14, 2007 until November 30, 2007.  While she was employed in 2007 and 2008, she functioned as principal financial officer.  She resigned as interim corporate secretary on January 11, 2008.  She terminated as an employee on March 31, 2009 although she continues as a consultant.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table provides information on the holdings as of December 31, 2008 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Michael T. Lyon	June 30, 2008	50,000	- 0 -	- 0 -	$0.65	June 30, 2013
	September 8, 2008	25,000	- 0 -	- 0 -	$0.71	September 8, 2013

William T. Jacobson		- 0 -	- 0 -	- 0 -

Ronald Price		- 0 -	- 0 -	- 0 -

Morris D. Weiss (1)	November 1, 2008	83,334	466,666	300,000	$0.70	October 31, 2019

Barbara S. Suveg		- 0 -	- 0 -	- 0 -

Ronald Short		- 0 -	- 0 -	- 0 -

(1) The Company entered into a Consulting Agreement, with Mr. Weiss on November 1, 2008 pursuant to which Mr. Weiss served as Chief Restructuring Officer for a period of six months ended May 1, 2009. The stock option compensation under the Consulting Agreement was 550,000 options to acquire Company common stock with an exercise price of $0.70 per share and expiring in ten years. 250,000 options vested during the term of the Agreement and 300,000 options would vest at the end of the Agreement unless the Board determined that Mr. Weiss’ performance was not satisfactory.  The board concluded that Mr. Weiss’ performance was more than satisfactory and thus 300,000 options vested at the end of the Agreement. The reported closing price of the Company’s stock on October 31, 2008 was $0.28.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2008

The following sets forth compensation to Directors in 2008.

Name	Fees Earned or Paid in Cash (1) (2)	Stock Awards (1) (3)	Total ($)

John Levy	$ 52,000	$ 148,000	$ 200,000

Morris D. Weiss	$ 56,667	$ 60,000	$ 116,667

David Taft	$ 10,000	$ - 0 -	$ 10,000

William Jacobson	$ - 0 -	$ - 0 -	$ - 0 -

Ronald Price	$ - 0 -	$ - 0 -	$ - 0 -

(1) Directors fees are $10,000 per quarter, except that Mr. Weiss was paid $30,000 for the third quarter of 2008.  Directors can elect to receive shares in lieu of cash, valued at the market price as of the beginning of a quarter. Stock awards represent the value of shares issues as a result of elections to receive stock in lieu of cash.

(2) For service of a special committee, Mr. Levy received $160,000 and Mr. Weiss $110,000.

(3) As of December 31, 2008, aggregate stock awards for director-related work were as follows:  Mr. Levy – 95,957 shares; Mr. Weiss - 112,744 shares.

(4) Mr. Weiss also received compensation as an consultant.  See Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Other Than Individual Plans
Our Board of Directors adopted three equity compensation plans: (1) the Non-qualified Stock Option Plan of Atlas Mining Company, (2) the Incentive Stock Option Plan of Atlas Mining Company, and (3) the Consultant Stock Plan.  The Non-Qualified Stock Option and Incentive Stock Option plans were adopted in 1998 and 1997, respectively.  Both have expired.  The Consultant Stock Plan was adopted in 2002 and is set to expire in August 2012.

Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan allowed us to grant options to purchase up to 10% of the then (at the time of grant) outstanding shares of common stock.  The price per share for each option granted was to be set by the Administrative Committee.

Only two grants of options were made under the Non-Qualified Stock Option Plan. One was a grant of options to William Jacobson in 2004 to purchase 3,500,000 shares at $0.18 per share.  Mr. Jacobson exercised 1,811,423 of these options.  The other grant was to Ronald Price in 2006 of options to purchase 1,000,000 shares at $0.54 to $2.32 per share.   These options vested over time and all unexercised options were terminated per the resignations of Jacobson and Price in June 2008 and December 2008, respectively.

Incentive Stock Option Plan. The Incentive Stock Option Plan allowed us to grant options to purchase up to a total of 10% of the then (at the time of grant) outstanding shares of common stock. Options issued under the Incentive Stock Option Plan must have had a price per share at least equal to the fair market value of our common stock on the date of the grant.  As of December 31, 2008, no options were granted under the Incentive Stock Option Plan.

Consultant Stock Plan.  The Consultant Stock Plan allowed us to grant options to purchase up to 5,000,000 shares of our Company’s common stock.  The Company filed form S-8 in August 2002 authorizing the issuance of 5,000,000 shares and additional amendments filed in July 2003 and October 2004 authorized the issuance of 8,000,000 and 5,000,000 shares, respectively, for a total of 18,000,000 shares under the plan.  The exercise price of the options issued under this plan is set at 85% of the market price of the Company’s common stock on the date of the grant.  16,646,647 options were granted under the plan.  As of December 31, 2008, no unexercised options were outstanding under the Consultant Stock Plan.

Individual Equity Compensation Plans
The Company granted options under individual plans to Mr. Lyon and Mr. Weiss.  For information on the terms, see footnotes 2 and 7 to the Summary Compensation Table in Item 11.

EQUITY COMPENSATION PLAN INFORMATION
Plan		Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
	Stock Option Plan (1998)	- 0 -	- 0 -	- 0 - (1)
	Incentive Stock Option Plan (1997)	- 0 -	- 0 -	- 0 - (1)

Equity compensation plan not approved by security holders
	2002 Consultant Plan	- 0 -	- 0 -	- 0 - (2)
	Michael Lyon (3)	75,000	$ 0.68	- 0 -
	Morris D. Weiss (4)	550,000	$ 0.70	- 0 -

TOTAL		625,000	$ 0.70	- 0 -

(1)  The ability to issue options under these plans expired in 2008 and 2007 respectively.

(2)  The Plan was adopted in 2002 for 5 million shares.   Options to purchase more that 5 million shares were granted and exercised.  There are no outstanding options under this plan.

(3)  See information under footnote 2 to the Summary Compensation table in Item 11.

(4)  See information under footnote 7 to the Summary Compensation table in Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Authorized Shares

As of July 28 2009, the Company had:

•	60,000,000 authorized shares of Common Stock;

•	59,215,628 issued shares of common stock

•	17,151,134 shares of Common Stock issuable on the exercise of outstanding stock options and the conversion of 10% PIK Election Convertible Notes “PIK Notes”.

The issuable shares in excess of 60 million cannot be issued until the articles of incorporation are amended to increase the number of authorized shares.  A shareholder meeting will be held but is not yet scheduled and will not be held before October 1, 2009.  All persons holding such options and the PIK Notes understand the need to amend the articles before shares in excess of 60 million can be issued.  The issuance of PIK Notes on December 30, 2008 put the Company in a position of having insufficient authorized shares to satisfy its obligations to issue shares.  In this section, we treated the shares issuable on conversion of such PIK Notes and on the conversion of PIK Notes issued thereafter and the exercise of options issued thereafter as not being acquirable within 60 days.

The Company entered into agreements requiring the issuance of stock at a time that it was unable to issue such stock because it needed to do so, primarily to raise capital or acquire services.

Ownership Table

The following table sets forth, as of July 28, 2009, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers specified under Item 12, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 59,215,628 shares of common stock outstanding as of July 28, 2009.

The following table does not give effect to:

•	Obligations to issue shares of common stock issuable to Material Advisors LLC on the exercise of options and the conversion of PIK Notes;

•	Obligations to issue shares to Andre Zeitoun on conversion of PIK Notes; and

•	Obligations to issue to IBS Turnaround Fund (QP) and to other funds managed by IBS Capital LLC, whose president is David Taft, on the conversion of PIK Notes.

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned

Andre Zeitoun (3) (4) (5)	1,179,800	2.0%
John Levy (4)	82,937	*
Morris D. Weiss (4)(6)	662,849	1.1%
David A. Taft (4) (7) (8)	13,969,915	23.6%
Barbara Suveg	100	*
Ronald Short	0	*
All Officers and Directors as a Group	15,895,601	26.8%

IBS Capital LLC (8)	13,969,915	23.6%
William T. Jacobson (9)(10)	3,320,083	5.6%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Atlas Mining Company, 110 Greene Street, Ste. 101, New York, NY 10012.
(2)
Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. For purposes of this table, (i) shares issuable on conversion of the PIK Notes are not deemed to acquirable within 60 days and (ii) options held by Material Advisors are not deemed to be exercisable within 60 days. Except as noted below, all shares are owned directly and the person has sole voting power.

(3)	Executive Officer.
(4)	Director.
(5)
Number of shares includes 35,500 shares of indirect ownership but not 142,857 shares issuable to Material Advisors LLC on conversion of 10% PIK Election Convertible Notes and on issuance Mr. Zeitoun will have shared voting power

(6)	Number of shares does not include an option to acquire 100,000 shares granted on May 1, 2009.
(7)	Mr. Taft is the president of IBS Capital, LLC. He has beneficial ownership of shares owned by funds of which IBS Capital LLC is the general partner.
(8)
IBS Capital LLC, Two International Place, 24th Floor, Boston, Massachusetts 02110, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities.  One fund, the IBS Turnaournd Fund (QP) (A Limited Partnership), owned 11.56% of outstanding shares at July 27, 2009.  Mr. Taft is president of IBS Capital LLC.  Ownership does not include shares issuable on conversion of PIK Notes.

(9)	Former officer and director. Information in a Form 4 filed July 27, 2007.
(10)	The Company has entered to an agreement with Mr. Jacobson whereby he will transfer to the Company 3,044,083 shares of Common Stock upon settlement of certain litigation.

Material Advisors LLC
Shares issuable on the exercise of options. The Company entered in to agreement with Material Advisors LLC, which is more fully described under Item 10.  Under that agreement, Material Advisors LLC was granted options to purchase 6,583,277 shares of common.  The Stock Option vests in 36 installments, the first two on February 23, 2009 and the remaining 34 on a monthly basis thereafter.  Materials Advisors LLC also holds PIK Notes convertible into 72,757 shares. If the shares subject to the options and the PIK Notes were deemed to be acquirable with 60 days, Material Advisors would be deemed to own 11.2% of the outstanding after taking such shares into account and 8.7% of the outstanding on a fully diluted basis. Mr. Zeitoun and Mr. Carney are principals of Martial Advisors LLC.

IBS Capital LLC
IBS Capital LLC beneficially owns PIK Notes convertible into 2,428,571 shares.  If the shares subject to the PIK Notes were deemed to be acquirable with 60 days, IBS Capital LLC and Mr. Taft would be deemed to own 26.6% of the outstanding common stock after taking such shares into account and 21.4% of the outstanding common stock on a fully diluted basis.  The IBS Turnaournd Fund (QP) (A Limited Partnership) owns PIK Notes convertible into 1,668,571 shares of common stock.  If the shares subject to the PIK Notes were deemed to be acquirable within 60 days, the fund would be deemed to own to own 25.7% of the outstanding common stock after taking such shares into account and 20.5% of the outstanding common stock on a fully diluted basis.

Mr. Morris Weiss
Mr. Weiss was granted 100,000 options on May 1, 2009 in connection with reviewing documentation in connection with litigation.  The options are for 10 years and have an exercise price of $.70 and have vested.  If the shares subject to the options were deemed to be acquirable with 60 days, he would be deemed to own to own 1.3% of the outstanding after taking such shares into account and less than 1% of the outstanding on a fully diluted basis.

ITEM 13.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, approval or ratification of transactions with related persons.

Our Board of Directors reviews any transaction involving the Company and a related party before the transaction or upon any significant change in the transaction or relationship. There are no limitations on the types of transactions, except for ordinary business travel and entertainment.  There are no set standards other than fairness. For these purposes, a related party transaction includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K of the SEC.

Transactions with Related Persons, Promoters and Certain Control Persons

Stock Purchase Transactions

David A. Taft, a director, is the president of IBS, Massachusetts limited liability company, whose principal business is investing in securities. IBS is the general partner of the IBS Turnaround Fund (QP) is a Massachusetts limited partnership and IBS Turnaround Fund (LP),is a Massachusetts limited partnership.  Set forth below are purchases of Common Stock from the Company by the funds since January 1, 2008:

Date of Purchase	IBS Turnaround Fund (QP)	IBS Turnaround Fund (LP)	Price Per Share
May 23, 2008	413,262	170,071	$0.60
June 27, 2008	1,538,685	461,315	$0.50
September 23, 2008	1,019,265	680,735	$0.50

The closing market prices on the purchase dates were $0.63, $0.62, and $0.50 per share, respectively.  Mr. Taft was not a director at the time of the transactions.

PIK Note Transactions

Beginning on December 30, 2008, the Company has sold $3,850,000 of 10% PIK Election Convertible Notes due December 15, 2018 (“PIK Notes”) in four tranches.  The notes varied only as to the conversion price, which in each case was at or above the market price on the date of sale.  The note is convertible into shares of Company common stock at the conversion price per share at any time after the Company has authorized sufficient shares to convey such amounts outstanding into common stock. The amount outstanding will be mandatorily converted into common stock at the conversion price per share when (i) Company has authorized a sufficient number of shares to convert amounts outstanding under all of the 10% PIK Election Convertible Notes into common stock, (ii) the average market price for the common stock is in excess of the conversion price and (iii) either (a) the Company has filed and caused to become effective a registration statement for the resale of the number of shares of common stock into which the outstanding amount of the note is convertible , or (b) such shares are resalable under Rule 144.  Interest on notes of such series may be paid by issuance of additional notes, by increasing the principal amounts under such notes, or in cash. Interest payable on such note through June 15, 2009 has been paid by the issuance of additional PIK Notes.

The following table sets forth purchases of PIK Notes by Mr. Zeitoun as Manager.

Date of Purchase	Principal Amount	Conversion Price per Share

December 31, 2008	$ 50,000	$ 0.35

May 4, 2009	$ 15,000	$ 0.50

The closing market prices on the trading day immediately before the purchases were $0.14 and $0.55 per share, respectively.

The following table sets forth purchases of PIK Notes by Material Advisors LLC, of which Mr. Zeitoun is Manager.

Date of Purchase	Principal Amount	Conversion Price per Share

May 8, 2009	$ 25,000	$ 0.35

The closing market prices on the trading day immediately before the purchase were $0.25per share.

Set forth Below is information about purchases of 10% PIK Election Notes by IBS Turnaround Fund (QP) and IBS Turnaround Fund (LP).

Purchaser and Principal Amount
Date of Purchase	IBS Turnaround Fund (QP)	IBS Turnaround Fund (LP)	Conversion Price per Share

December 30, 2008	$ 360,000	$ 140,000	$ 0.35

May 4, 2009	$ 320,000	$ 180,000	$ 0.50

The closing market prices on the trading day immediately before the purchases were $0.14 and $0.55 per share, respectively

Agreement with William Jacobson

On April 26, 2009, the Company entered into a release and settlement agreement with William T. Jacobson, formerly Chairman and CEO of the Company and certain members of his family.  The Company agreed to pay (i) up to $293,000 in defense of the class action litigation, Benson v. Atlas Mining Company (“Class Action Litigation”) and (ii) $170,000 upon complete resolution of the Class Action Litigation, amounts expected to be funded by the proceeds of insurance policies.  William Jacobson waived any claims under any potentially applicable insurance policy issued to the Company and agreed to transfer to the Company 3,044,083 shares of Company common stock within three business days by the court of a settlement of certain class action litigation, which is still pending.  The agreement provides for mutual releases of all claims.

Agreement with Ronald Price

On December 12, 2008, Ronald Price resigned as a director of the Company and as an officer and director of one of the Company’s subsidiaries pursuant to the terms of a separation agreement (the “Separation Agreement.  Pursuant to the Separation Agreement, Mr. Price is to render certain cooperation and services.  Pursuant to the Agreement, until March 1, 2009, he was paid amounts equal to the compensation under his employment agreement a subsidiary., which agreement was terminated by the Agreement (at the rate of $200,000 per year). For the period from March 1, 2009 to February 28, 2010, he is being paid $50,000, such amount to be paid in monthly installments of $4,167.
Director Independence

The only director deemed to be independent under the independence standards of Nasdaq and the Enhanced independence standards of Section 10A-3 is Mr. Levy.

ITEM 14.                        EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
4.1	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued December 30, 2008	(3)
4.2	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued April 7 – 9, 2009	(4)
4.3	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 1, 2009	(5)
10.1	Dumont Employment Agreement	(6)
10.2	Gaensbauer Employment Agreement	(7)
10.3	Suveg Employment Agreement	(8)
10.4	Lyon Employment Agreement	(9)
10.5	Amendment to Lyon Employment Agreement	(10)
10.6	Compensation arrangements of directors	(11)
10.7	Amendment to compensation arrangements of directors	(12)
10.8	Compensation arrangements of director Taft	(13)
10.9	Consulting Agreement with Morris Weiss	(14)
10.10	Additional Consulting Agreement with Morris Weiss	(15)
10.11	Ronald Price separation agreement
10.12	Agreement with Material Advisors LLC	(16)
10.13	Agreement for Appointment of Agent for the Sale of Assets with AAMCOR LLC
10.14	Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation
10.15	Settlement Agreement with William Jacobson
10.16	Settlement Agreement with Robert Dumont
10.17	Terms of private placements of securities	(17)
10.18	Employment Agreement for William Jacobson	(18)
10.19	Employment Agreement for Ronald Price
10.20	Stock Option Plan (1998)	(19)
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

1)	Incorporated by reference to exhibit 3.1 included in the Registrant's Amendment No. 4 to its SB-2, Commission File No. 333-72830, filed with the Commission on June 11, 2002

2)	Incorporated by reference to exhibit 3(ii)(1) included in the Registrant's Current Report on Form 8-K filed April 1, 2008.

3)	Incorporated by reference to exhibits 99.2 and 99.3 included in the Registrant's Current Report on Form 8-K filed January 7, 2009.

4)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed April 10, 2009

5)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 4, 2009.

6)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed July 13, 2007.

7)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on August 15, 2007.

8)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K filed on August 15, 2007.

9)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on July 3, 2008

10)	Incorporated by reference to Item 8.01included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

11)	Incorporated by reference to Item 5.02 (ii) and (iii) included in the Registrant's Current Report on Form 8-K filed on January 17, 2008

12)	Incorporated by reference to Item 8.01 included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

13)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on October 22, 2008

14)	Incorporated by reference to exhibit 99.4 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

15)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

16)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on January 7, 2009

17)
Incorporated by reference to Items 3.02, 8.01, 8.01,2.03, 2.03, and 2.03 included in the Registrant's Current Reports on Form 8-K filed on January 16, 2009, May 29, 2008, September 29, 2008, January 7, 2009, April 10, 2009, and May 4, 2009

18)	Incorporated by reference to exhibit 10 included in the Registrant's Annual Report on Form 10-K filed on March 31, 2005

19)	Incorporated by reference to exhibit 4 included in the Registrant's SB-2 filed with the Commission on November 6, 2001

ITEM 15.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for audit services rendered by PMB Helin Donovan, the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2008 and 2007.

	PMB Helin	PMB Helin
	Donovan LLC	Donovan LLC
	December 31, 2008	December 31, 2007

Audit Fees (1)	$44,338	$48,912
Audit-Related Fees	- 0 -	- 0 -
Tax Fees (2)	- 0 -	- 0 -
All Other Fees (3)	- 0 -	- 0 -
Total	$44,338	$48,912

(1)
Fees for audit services billed or expected to be billed relating to fiscal 2007 consisted of (a) audit of the Company’s financial statements, (b) reviews of the Company’s quarterly financial statements, statutory and regulatory audits, consents and other services related to SEC matters, (c) audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective control over financial reporting was maintained in all material respects, and (d) attestation of management’s assessment of internal control, as required by the Sarbanes-Oxley Act of 2002, Section 404.

Fees for audit services billed or expected to be billed relating to fiscal 2008 consisted of (a) audit of the Company’s financial statements, and (b) reviews of the Company’s quarterly financial statements, statutory and regulatory audits, consents and other services related to SEC matters.

(2)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

(3)
All other fees represent the aggregate fees paid for products and services that are not included in the “Audit fees,” “Audi-related fees,” and “Tax fees” sections.  The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal registered public accounting firm’s independence.

We are not aware that as of December 31, 2008, the Board of Directors (there was no audit committee) has adopted pre-approval policies and procedures described in Rule 2-01(c)(7)(i) of Regulation S-X.

PART IV

ITEM 16.                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007(Restated)	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2008 and 2007(Restated)	F-4 – F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for Years Ended December 31, 2008 and 2007(Restated)	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-33

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atlas Mining Company:

We have audited the accompanying consolidated balance sheets of Atlas Mining Company  (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive  (loss), shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Mining Company at December 31, 2008 and 2007, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital that raises doubts about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the accompanying 2007 financial statements have been restated to show the comparable financial categorization reflecting operations discontinued in 2008.

PMB Helin Donovan, LLP

Spokane, Washington
July 23, 2009

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
		Restated

Current Assets
Cash and cash equivalents	$903,001	$1,210,621
Accounts receivable	44	- 0 -
Accounts receivable – related party	- 0 -	1,618
Investments – available for sale	5,426	4,886
Deposits and prepaids	282,306	331,625

Total Current Assets	1,190,776	1,548,750

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	91,835	91,835
Buildings	445,197	445,197
Mining equipment	389,492	855,863
Milling equipment	99,855	181,080
Laboratory equipment	75,968	75,968
Office furniture and equipment	37,962	37,962
Vehicles	65,763	140,124
Less: Accumulated depreciation	(287,040)	(320,853)

Total Property and Equipment	1,442,761	2,030,905

Other Assets
Assets from discontinued operations
being held for sale	1,872,577	2,691,988

Total Other Assets	1,872,577	2,691,988

TOTAL ASSETS	$4,506,114	$6,271,643

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
		Restated

Current Liabilities
Accounts payable and accrued liabilities	$741,885	$595,552
Stock awards payable	52,500	280,000
Current portion of notes payable	115,836	84,887
Current portion of leases payable	41,004	35,842

Total Current Liabilities	951,225	996,281

Long-Term Liabilities
Long-term portion of leases payable	118,765	159,484

Total Long-Term Liabilities	118,765	159,484

Other Liabilities
Convertible debt (PIK Notes)	1,000,000	- 0 -
Liabilities from discontinued operations	239,128	546,459

Total Other Liabilities	1,239,128	546,459

TOTAL LIABILITIES	2,309,118	1,702,224

Commitments and Contingencies	- 0 -	- 0 -

Minority Interest	52,415	52,415

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 59,215,628 and
54,173,594 shares issued and outstanding
at December 31, 2008 and 2007, respectively	22,155,543	19,108,111
Accumulated deficit	(20,009,496)	(14,589,101)
Accumulated other comprehensive loss	(1,466)	(2,006)

Total Stockholders’ Equity	2,144,581	4,517,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,506,114	$6,271,643

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2008		2007
			Restated

REVENUES	$	- 0 -	$ - 0 -

COST OF SALES		- 0 -	- 0 -

Gross Profit		- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration & development costs		390,999	1,449,526
Mining production costs		965,660	947,266
General & administrative		3,118,588	2,892,004
Disposition of land and equipment		232,392	(115,497)
Loss on abandonment of equipment		- 0 -	44,406
Total Operating Expenses		4,707,639	5,217,705

Net Operating Loss		(4,707,639)	(5,217,705)

OTHER INCOME (EXPENSE):
Interest income		25,977	56,873
Interest expense		(85)	(20,744)
Gain on revaluation of stock awards		227,500	646,000
Realized loss on securities available for sale		- 0 -	(414)
Special investigation fees and expenses		(1,479,279)	- 0 -
Other income (expense)		(1,056)	15,000
Bad debt		(281,163)	(179,145)
Total Other Income (Expenses)		(1,508,106)	517,570

Loss before income taxes		(6,215,745)	(4,700,135)
Provision (benefit) for income taxes		- 0 -	- 0 -
Minority interest in loss		- 0 -	- 0 -

Net Loss Before Discontinued Operations		(6,215,745)	(4,700,135)

Net income from discontinued operations		795,350	3,018,419

Net Loss After Discontinued Operations		$(5,420,395)	$(1,681,716)

Per Share Information (Basic and Diluted):
Net loss per share before income taxes		$(0.11)	$(0.09)
Provision (benefit) for income taxes, per share		(- 0 -)	(- 0 -)
Minority interest, per share		(- 0 -)	(- 0 -)
Net loss per share before discontinued operations		(0.11)	(0.09)
Income per share from discontinued operations		0.01	(0.06)
Net Loss Per Share After Discontinued Operations		$(0.10)	$(0.03)
Weighted Average Shares Outstanding		56,340,783	53,504,206
The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2008	2007
		Restated

Net Loss	$(5,420,395)	$(1,681,716)

Comprehensive Gain:
Change in Market Value of Investments	540	2,792

Net Comprehensive Loss	$(5,419,855)	$(1,678,924)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2008 and 2007
						Accumulated
						Other	Total
					Accumu-	Comprehensive	Stock-
	Preferred Stock		Common Stock		lated	Income	holders'
	Shares	Amount	Shares	Amount	Deficit	(Loss)	Equity
Beginning Balance,
January 1, 2007	- 0 -	$ - 0 -	51,278,334	$ 16,087,361	$ (12,907,385)	$ (4,798)	$ 3,175,178

Shares issued for redemption of warrants between $0.25 and $0.50 for cash and bonus	- 0 -	- 0 -	323,430	150,858	- 0 -	- 0 -	150,858

Shares issued for cash at $1.35	- 0 -	- 0 -	1,481,482	2,000,001	- 0 -	- 0 -	2,000,001

Shares issued for settlement of debt	- 0 -	- 0 -	4,592	8,633	- 0 -	- 0 -	8,633

Shares issued in conversion of minority interest shares	- 0 -	- 0 -	1,000	- 0 -	- 0 -	- 0 -	- 0 -

Shares issued for options exercised at $0.18 for cash and compensation	- 0 -	- 0 -	833,330	149,999	- 0 -	- 0 -	149,999

Shares issued in cashless exercise of options for compensation	- 0 -	- 0 -	251,426	45,257	- 0 -	- 0 -	45,257

Net change in unrealized gain (loss) on available for sale securities	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	2,792	2,792

Employee stock-based
compensation	- 0 -	- 0 -	- 0 -	666,002	- 0 -	- 0 -	666,002

Net loss	- 0 -	- 0 -	- 0 -	- 0 -	(1,681,716)	- 0 -	(1,681,716)

Balance, December 31, 2007	- 0 -	- 0 -	54,173,594	19,108,111	(14,589,101)	(2,006)	4,517,004

Shares issued for cash between
$0.50 and $0.60	- 0 -	- 0 -	4,833,333	2,500,000	- 0 -	- 0 -	2,500,000

Shares issued for directors fees
between $0.49 and $0.71	- 0 -	- 0 -	208,701	120,000	- 0 -	- 0 -	120,000

Employee stock based
compensation	- 0 -	- 0 -	- 0 -	427,432	- 0 -	- 0 -	427,432

Net change in unrealized gain (loss) on available for sale securities	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	540	540

Net loss	- 0 -	- 0 -	- 0 -	- 0 -	(5,420,395)	- 0 -	(5,420,395)

Balance, December 31, 2008	- 0 -	$ - 0 -	59,215,628	$ 22,155,543	$ (20,009,496)	$ (1,466)	$ 2,144,581
The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the year ended
	December 31,
	2008	2007
		Restated
Cash flows from operating activities:
Net loss	$(5,420,395)	$(1,681,716)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	435,622	376,228
Non-cash exercise of warrants for bonus	- 0 -	35,000
Non-cash exercise of options for compensation	- 0 -	45,257
Stock issued for directors services	120,000	- 0 -
Employee stock-based compensation	427,432	666,002
Other non-cash compensation expense	- 0 -	926,000
Gain on revaluation of stock awards	(227,500)	(646,000)
Realized loss on securities available for sale	- 0 -	414
(Gain) loss on disposition of equipment	232,392	(115,497)
Loss on abandonment of equipment	- 0 -	44,406
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(44)	876,355
Accounts receivable – related party	1,618	- 0 -
Mining supplies	- 0 -	2,000
Deposits and prepaids	49,319	(162,002)
Advances	- 0 -	618
Increase (Decrease) in:
Accounts payable and accrued expenses	146,333	108,579
Stock award payable	- 0 -	280,000
Net cash used in operating activities	(4,235,223)	755,644

Cash flows from investing activities:
Purchases of land and land improvements	- 0 -	(28,048)
Purchases of equipment	- 0 -	(1,158,958)
Disposal of land and equipment	- 0 -	195,202
Net cash provided by used in investing activities	- 0 -	(991,804)

Cash flows from financing activities:
Payments on notes payable	(131,040)	(118,516)
Payments on leases payable	(35,555)	(14,652)
Proceeds from notes payable	161,989	125,948
Proceeds from PIK notes payable	1,000,000	- 0 -
Proceeds from issuance of common stock	2,500,000	2,265,859
Net cash provided by financing activities	3,495,397	2,258,639

Net cash provided by (used in) discontinued operations	432,206	(1,028,960)

Net increase (decrease) in cash	(307,620)	993,519

Cash and cash equivalents at beginning of period	1,210,621	217,102

Cash and cash equivalents at end of period	$903,001	$1,210,621

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)
	For the year ended
	December 31,
	2008		2007
			Restated

Cash Paid For:
Interest		$63,743	$20,744
Income Taxes	$	- 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Equipment financed though leasing	$	- 0 -	$468,219
Shares issued for settlement of debt	$	- 0 -	$8,633

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2008 and 2007, the Company had accumulated deficits of $20,009,496 and $14,589,101, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2008 and 2007, the Company sustained net losses before discontinued operations of $6,215,745 and $4,700,135. These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required. If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2008 and 2007, no allowance for doubtful accounts was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

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

Compensated Absences
Certain employees of the Company at the management level are paid vacation pay.  At the years ended December 31, 2008 and 2007, the Company accrued compensated absences of $7,500 for both years.  The balance of unpaid, accrued compensation absences at December 31, 2008 and 2007 were $15,000 and $15,000, respectively.

Concentration of Credit Risk
The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 and $100,000 per institution in 2008 and 2007, respectively.  In December 2008, the Company's bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  The Company had $653,001 and $1,110,621 of uninsured balances as of December 31, 2008 or 2007.

The Company had unsecured investment, available for sale, with a fair value of $5,426 and $4,886 at December 31, 2008 and December 31, 2007 respectively.

Accounts receivable are typically unsecured.  The Company performs ongoing credit evaluations of its customers’ financial condition.  It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary.  As of December 31, 2008, 50% accounts receivable were attributable to one customer.  As of December 31, 2007, 62% of accounts receivable were attributable to two customers

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the years ended December 31, 2008 and 2007, the Company received 81% and 79%, respectively, of contract service revenue from two of its major customers noted as follows:

	% of	% of
2008 Customers	Revenues	Receivables
Customer A	35%	50%
Customer B	46%	0%

	% of	% of
2007 Customers	Revenues	Receivables
Customer A	38%	6%
Customer B	41%	56%

Earnings (Loss) Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at December 31, 2008 consisted of 625,000 in options.  Common stock equivalents at December 31, 2007 consisted of 2,688,577 in options.  Common stock equivalents at December 31, 2008 and 2007 were considered but were not included in the computation of loss per share at December 31, 2008 and 2007 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2008:
Basic EPS
Net loss to common shareholders	$ (5,420,395)	56,40,783	$ (0.10)

For the year ended December 31, 2007:
Basic EPS
Net loss to common shareholders	$ (1,681,716)	53,504,206	$ (0.03)

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 157, “Fair Value Measurements,” requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

SFAS No. 157 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 – Valuations based on quoted prices in active markets for identical assets.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.  Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its short-term investments measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Investment security, available for sale	$ 5,426	$ - 0 -	$ - 0 -	$ 5,426

Total	$ 5,426	$ - 0 -	$ - 0 -	$ 5,426

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 2008 and 2007, the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired, adjusted in connection with the Company’s provision for income taxes.

Years Ended December 31,
	2008	2007
Unrealized Losses
Gross accumulated unrealized losses	$ (1,466)	$ (2,006)
Adjustment from deferred tax assets	- 0 -	- 0 -
Net accumulated unrealized gains (losses)	$ (1,466)	$ (2,006)

Impairment of Assets
In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” established a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations.  SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At December 31, 2008 and 2007, no impairments were recognized.

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

At December 31, 2008 and 2007, all costs associated with the Company's mines have been expensed.

Mining Supplies
Mining supplies, consisting primarily of bits, steel, and other mining related equipment, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  The amounts held in mining supplies at December 31, 2008 and 2007 have been reclassified to discontinued operations.

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
December 31, 2008 and 2007

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

Depreciation expense for the years ended December 31, 2008 and 2007 totaled $435,622 and $376,228, respectively.

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting in accordance with the SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow for recognition of such an asset.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The Interpretation requires that realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the Interpretation requires the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Company adopted the Interpretation in the first quarter 2007.  The Company had minimal impact from adoption of this Interpretation.

Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 discontinued operations presentation.  These reclassifications had no effect on previously reported results of accumulated deficit.

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the years ended December 31, 2008 and 2007, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Under fixed-price contracts, revenue is recognized as services are performed; with performance generally assessed using output measures, such as feet excavated.  Changes in the scope of work generally result in a renegotiation of contract pricing terms or a contract amendment.  Renegotiated amounts are not included in net revenues until earned and realization is assured. Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Stock Options and Warrants
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 7. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans.  Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R).  Under this transition method, compensation expense recognized during the year ended December 31, 2007 included:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2007, and (b) compensation expense for all share-based awards granted on or after January 1, 2007.  Accordingly, compensation expense of $427,432 and $666,002 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the period ended December 31, 2008 and 2007, respectively.

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Tax Collected from Customers
Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” allows the Company’s management to determine whether sales tax or other excise taxes applied to specific types of transactions or items will be presented on a gross basis (included in revenue) or net basis (excluded from revenues).  During the years ended December 31, 2008 and 2007, the Company’s revenues were from Contract Mining through labor only contracts.  Taxing authorities in the jurisdictions where these services were performed either did not require collection of sales tax or equivalent excise taxes, or provided the Company’s customers sales tax exemptions status as the primary business conducted was mining.  Therefore, at the years ended December 31, 2008 and 2007, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

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
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements
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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)
In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure that takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

On December 31, 2008, the Company adopted FSP No. FAS 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” The adoption of this standard did not have an impact on the consolidated financial statements.

On December 31, 2008, the Company adopted FSP No. FAS 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46 (revised December 2003) to require enhanced disclosures by public entities in understanding the extent of a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The adoption of this standard did not have a material impact on the consolidated financial statements. Refer to Financial Note 9, “Financing Activities” for further discussion regarding the accounts receivable sales facility.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements that will become effective on December 31, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements that will become effective for the Company on December 31, 2009.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)
In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. This FSP becomes effective on December 31, 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to the Company’s earnings per share as previously reported. The Company does not currently anticipate that this FSP will have a material impact upon adoption.

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

Under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at December 31, 2008 and 2007 attributed to the discontinued operation are as follows:

	December 31,
	2008	2007
Accounts receivable	$336,237	$911,710
Mining supplies	40,544	40,544
Property and equipment	1,495,796	1,739,734
Total assets from discontinued operations	$1,872,577	$2,691,988

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

Liabilities at December 31, 2008 and 2007 attributed to the discontinued are as follows:

	December 31,
	2008	2007
Accounts Payable and Accrued Liabilities	$105,468	$208,200
Leases Payable	133,660	338,259
Total assets from discontinued operations	$239,128	$546,459

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Income after discontinued operations for the years ended December 31, 2008 and 2007 was calculated as follows:

	Year ended December 31,
	2008	2007
Income from discontinued operations	$795,350	$3,018,419
Income tax liability	- 0 -	- 0 -
Net income from discontinued operations	$795,350	$3,018,419

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382 a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.  See Note 9.

NOTE 5 – STOCK AWARD PAYABLE

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

Under the requirements of SFAS 123R, the Company reviews the value of the stock award and will adjust the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the years ended December 31, 2008 and 2007, the Company realized a gain on the revaluation of stock awards totaling $227,500 and $646,000, respectively.  At December 31, 2008 and 2007, the total stock award payable to Messrs. Dumont and Gaensbauer was $52,500 and $280,000, respectively.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 – NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of December 31, 2008 and 2007:

	December 31,		December 31,
	2008		2007

Note payable to an insurance company due in monthly installments of $2,875, including interest at 5.75%. The note matures in April 2008	$	- 0 -	$8,474

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.		- 0 -	27,691

Note payable to two insurance companies due in monthly installments, including interest at 8.60%. The notes mature in July and May 2009 and 2008.		115,836	84,887

Total Notes Payable		115,836	121,052
Less: Current Portion		(115,836)	(111,571)

Total Long-Term Liabilities	$	- 0 -	$9,481

Future minimum principal payments on notes payable are as follows:

2009	$ 115,836
Total	$ 115,836

At December 31, 2008, $38,165 of the December 31, 2007 notes payable balances have been reclassified to discontinued operations.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 – NOTES AND LEASES PAYABLE (CONTINUED)

CAPITIAL LEASES
The Company is a lessee of certain equipment under capital leases that expire on various dates through March 2012. Terms of the leases call for monthly payments ranging from $1,632 to $3,518 at implicit interest rate of 9.34% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

2009	$61,800
2010	61,800
2011	61,800
2012	11,591
Total Minimum Lease Payments	186,551
Less: Less: Amount Representing Interest	(26,782)
Preset Present Value of Net Minimum Lease Payments	159,769
CurrenCurrent Net Minimum Lease Payments	(41,004)
Long-LLong-Term Net Minimum Lease Payments	$118,765

The following is an analysis of the leased property under capital leases by major classes:

	December 31,
Classes of Property	2008		2007

Mining Equipment	$	- 0 -	$651,161
Vehicles		- 0 -	78,373
Other		286,088	286,088
Less: Accumulated Depreciation		(78,333)	(164,114)
Total assets under capital lease		$207,755	$851,508

At December 31, 2008, $302,094 of the December 31, 2007 capital lease balances have been reclassified to discontinued operations and $729,534 of leased property has been reclassified to discontinued operations.

OPERATING LEASES

The Company had rental expense under operating leases of $27,000 and $9,900 at December 31, 2008 and 2007, respectively.  At the end of September 2007, the Company entered into a rental lease agreement for its office space with its then CEO at a rate of $3,300 per month.  The lease was month to month and was terminable by either party with thirty days written notice.  The Company terminated the lease the beginning of December 2007.

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
December 31, 2008 and 2007

NOTE 7 – RELATED PARTIES

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

In September 2007, the Company entered into a rental lease for its office space with its then CEO, Robert Dumont. See Note 5.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At the years ended December 31, 2008 and 2007, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the years ended December 31, 2008 and 2007, 59,215,628 and 54,173,594 shares were issued and outstanding, respectively. At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

2007
During the year ended December 31, 2007, 273,430 warrants held by several unaffiliated individuals were exercised for shares of restricted common stock at prices ranging between $0.25 and $0.70 per share for a total of $135,858 in cash.

During the year ended December 31, 2007, the Company purchased a warrant for 50,000 shares of its common stock from a shareholder for $20,000.  This warrant was subsequently granted to and exercised in a cashless exercise by Mr. Price, a Company employee.  This warrant was granted to Mr. Price to satisfy a bonus of $35,000 due to him by the Company.

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
December 31, 2008 and 2007

NOTE 8 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company’s former CEO, William Jacobson exercised 833,330 options for shares of common stock for $149,999 in cash ($0.18 per share). These options were originally granted October 1, 2004.

The Company issued 251,426 shares of restricted common stock at $0.18 per share for a non-cash exercise of options for $45,257 in accrued compensation.

2008
During the year ended December 31, 2008, IBS Capital exchanged stock subscription agreements for 4,283,333 shares of restricted, common stock at a price range between $0.50 and $0.60 per share for a total of $2,200,000 in cash.  Additional exchanges of stock subscription agreements for 550,000 shares of restricted, common stock at a price range between $0.50 and $0.60 per share, for a total of $300,000 in cash, also occurred.

During the year ended December 31, 2008, the Company issued a total of 208,701 shares of restricted, common stock to directors as payment of director fees.  The value of such shares was recorded at $120,000.

NOTE 9 – OPTIONS TO PURCHASE COMMON STOCK

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

The term of each option granted is determined by the committee and cannot be for more than five years from the date the option is granted.  The option price per share with each option granted is defined as 85% of market value.  At December 31, 2008 and 2007, all options were immediately exercised upon grant.

During the years 2002 through 2005, the Company issued S-8 shares to individuals who were not eligible to receive S-8 shares pursuant to the rules of the 2002 Consultant Plan.  The Company issued 14,635,370 S-8 shares for $3,467,226 in violation of the rules of the plan.  During the years ended December 31, 2002 through 2005, 1,941,277 shares were issued from the plan for $481,432 which were not in violation of the plan.  As of December 31, 2008 and 2007, the Company had issued a total of 16,646,647 S-8 shares under the 2002 Consultant Plan.  At December 31, 2008 and 2007, 1,353,353 shares remained under the plan.

Non-qualified Stock Option Plan
In November 1998, the Company adopted a Non-qualified Stock Option Plan authorizing the granting to officers, directors, and employees options to purchase common stock.  The plan became effective January 13, 1997 and expired 10 years after such date.  Options were to be granted by the Administrative Committee, which was to be elected by the Board of Directors.  The number of options granted under this plan and any other plans active was not exceed 10% of the currently issued and outstanding shares of the Company’s common stock and no individual may be granted options that exceed 5% of the currently issued and outstanding shares of the Company.  The term of each option granted was to be determined by the Committee and could not be for more than five years from the date the option was granted.  The Administrative Committee was to set the exercise price of the option on the date of grant.  At December 31, 2008, the plan was expired.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 9 – OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

Incentive Stock Option Plan
In November 1998, the Company adopted an Incentive Stock Option Plan. The plan expired 10 years from the date of adoption.  The stock option plan permitted the Company to grant to key employees options to purchase shares of stock in the Company at the direction of the Committee. The options granted under this plan and any other active plans were not to exceed 10% of the currently issued and outstanding shares of the common stock and no individual was to be granted options that exceeded 5% of the currently issued and outstanding common stock of the Company.  The price of shares purchased was to be equal to or greater than the fair market value of the common stock at the date with a term of 5 years.  At December 31, 2008, the plan was expired.

During 2006, the Company’s Board of Directors approved an option to Ronald Price, the then CEO of the Company’s wholly owned subsidiary, Nano Clay and Technologies, Inc., to acquire up to 1,000,000 shares of common stock over a two-year period.  The first 500,000 shares were exercisable within a range of $1.51 to $1.48 per share, and the remaining 500,000 shares were exercisable at 85% of the common stock price on given anniversary dates.  These options were issued under the Non-qualified Stock Option Plan.  The options vested 25% on July 14, 2006, January 14, 2007, July 14, 2007, and January 14, 2008.  At December 31, 2008 and 2007, the Company recorded $427,432 and $666,002, respectively, in option-related compensation expense.  Option-related compensation expense incurred in 2008 was attributable to Jacobson ($88,151), Price ($290,600), Lyon ($35,328) and Weiss ($13,353).  Option-related compensation expense incurred in 2007 was attributable to Jacobson ($88,151) and Price ($577,851).

During 2004, the Company’s Board of Directors approved an option to the William Jacobson, the then CEO of Atlas Mining Company to acquire up to 3,500,000 shares of common stock over a five-year period at $0.18 per share.  These options were issued under the 1998 Non-qualified Stock Option Plan. 1,500,000 options vested on January 1, 2005 and the Company recorded $200,200 in compensation expense in accordance with APB 25. 500,000 options vest each January 1, 2006 through 2009. At December 31, 2007, the Company recorded $88,151 of compensation expense for the year then ended in accordance with SFAS 123 (R).

As a result of their respective resignations, unexercised options granted to both Price and Jacobson were cancelled.

During July 2007, the Company granted 4,000,000 options to its officers and employees pursuant to their employment contracts.  These options were forfeited in November 2007 as a result of a breach of their respective contracts.  As of December 31, 2007, no compensation expense was recorded for these grants.

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
December 31, 2008 and 2007

NOTE 9 – OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s options for the year ended December 31, 2008 and 2007 were as follows:

	2008	2007
Dividend Yield	0%	0%
Expected Life	5 years	3 - 5 years
Expected Volatility	39.65% - 86.91%	39.65% - 86.91%
Risk-Free Interest Rate	3.44%	3.44%

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the years ended December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	2,688,577	$0.70	3,773,333	$0.52
Granted	625,000	2.61	4,000,000	2.61
Exercised	- 0 -	- 0 -	(1,084,756)	0.18
Forfeited	(2,688,577)	0.66	(4,000,000)	2.61
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	625,000	$0.70	2,688,577	$0.66
Exercisable at end of period	258,334	$0.70	1,438,577	$1.01

A summary of the status of the options outstanding at December 31, 2008 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.65 - $0.71	75,000	4.5 years	$0.69	75,000	$0.69
$0.70	550,000	4.83 years	$0.70	183,334	$0.70
	625,000			258,334

The Company had 1,250,000 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.61 per share.  At December 31, 2008, the Company had 366,666 non-vested options with a weighted average grant date fair value of $0.70 per share.  The unexercised options expire between July 1, 2013 and November 1, 2013.

At December 31, 2008, the total compensation cost of $29,268 for unvested shares is expected to be recognized over the next 0.33 years on a weighted average basis.

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 10 – INCOME TAXES

At December 31, 2008, the Company had deferred tax assets principally arising from net operating loss carry-forwards for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following state tax rates: Idaho (7.6%), Utah (5%) and Montana (6.75%), respectively.  Due to operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.  In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income.  Management considers projected taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses and projected taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and thus recorded a valuation allowance against the entire deferred tax asset balance.  As of December 31, 2008 and 2007, the valuation allowances were $5,983,309 and $3,321,360, respectively.  The change in valuation allowance between 2008 and 2007 was $2,661,949.

At December 31, 2008 and 2007, the Company had net operating loss carry-forwards of approximately $13,812,780 and $8,823,184 for federal income tax purposes, respectively.  The net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2028, subject to the Tax Reform Act of 1986, which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code.  Federal and state net operating losses are subject to limitations as a result of these restrictions.  Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

A reconciliation of the statutory of federal and state tax rates to the Company’s effective tax rates is as follows:

	2008	2007

Statutory regular federal income tax rate	35%	35%
Statutory regular state income tax rate	19.35%	19.35%
Change in valuation allowance	(53.35%)	(53.35%)
Total	0%	0%

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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
December 31, 2008 and 2007

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL (D. Idaho).

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
December 31, 2008 and 2007

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
December 31, 2008 and 2007

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Material Advisors LLC
On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”). The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement Manager will perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun will serve as Company’s Chief Executive Officer and will be appointed as a member of the Company’s Board of Directors.

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
December 31, 2008 and 2007

NOTE 12 – SUBSEQUENT EVENTS

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

Settlement Agreement
On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL (D. Idaho).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of July 2009.

ATLAS MINING COMPANY

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	July 28, 2009
John F. Levy

/s/ DAVID TAFT	Director	July 28, 2009
David Taft

/s/ MORRIS D. WEISS	Director	July 28, 2009
Morris D. Weiss

/s/ ANDRE ZEITOUN	Director	July 28, 2009
Andre Zeitoun

F-