Form 10-Q
period 2009-03-31
ATLAS MINING CO
filed 2009-08-14
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 31, 2009 was 59,284,121.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARY

FIRST QUARTER 2009 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets, March 31, 2009 (unaudited) and December 31, 2008	3 - 4

	Consolidated Statements of Operations and Other Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2009 and 2008	5 - 6

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2009 and 2008	7 - 8

	Notes to the Consolidated Financial Statements (unaudited)	9 - 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27 - 28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures

Certification Under Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$69,366	$903,001
Accounts receivable	71	44
Investments – available for sale	3,920	5,426
Deposits and prepaids	190,152	282,306

Total Current Assets	263,509	1,190,776

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	91,835	91,835
Buildings	445,197	445,197
Mining equipment	389,492	389,492
Milling equipment	99,855	99,855
Laboratory equipment	75,968	75,968
Office furniture and equipment	37,753	37,962
Vehicles	65,763	65,763
Less: Accumulated depreciation	(318,223)	(287,040)

Total Property and Equipment	1,411,369	1,442,761

Other Assets
Assets from discontinued operations
being held for sale	1,536,344	1,872,577

Total Other Assets	1,536,344	1,872,577

TOTAL ASSETS	$3,211,222	$4,506,114

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$1,000,604	$741,885
Stock awards payable	84,000	52,500
Current portion of notes payable	67,777	115,836
Current portion of leases payable	13,531	41,004

Total Current Liabilities	1,165,912	951,225

Long-Term Liabilities
Long-term portion of leases payable	35,121	118,765

Total Long-Term Liabilities	35,121	118,765

Other Liabilities
Convertible debt	1,000,000	1,000,000
Liabilities from discontinued operations	245,949	239,128

Total Other Liabilities	1,245,949	1,239,128

TOTAL LIABILITIES	2,446,982	2,309,118

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 59,284,121 and
59,215,628 shares issued and outstanding
at March 31, 2009 and December 31, 2008,
respectively	22,187,494	22,155,543
Accumulated deficit prior to exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(1,463,187)	- 0 -
Accumulated other comprehensive loss	(2,972)	(1,466)
Total Atlas Mining Company
stockholders’ equity	711,839	2,144,581
Noncontrolling interest in subsidiary	52,401	52,415
Total Stockholders’ Equity	764,240	2,196,996

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,211,222	$4,506,114

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
				For the Period
				January 1, 2009
				(Beginning of
	For the three months ended			Exploration Stage)
	March 31,			Through
	2009		2008	March 31, 2009
			(Restated)

REVENUES	$	- 0 -	$ - 0 -	$ - 0 -

COST OF SALES		- 0 -	- 0 -	- 0 -

Gross Profit (Loss)		- 0 -	- 0 -	- 0 -

OPERATING EXPENSES:
Exploration & development costs		139,961	64,287	139,961
Mining production costs		62,971	401,181	62,971
General & administrative		1,166,552	873,689	1,166,552
Total Operating Expenses		1,369,484	1,339,157	1,369,484

Net Operating Income (Loss)		(1,369,484)	(1,339,157)	(1,369,484)

OTHER INCOME (EXPENSE):
Interest income		10	24,718	10
Interest expense		(29,167)	(85)	29,167
Refund of insurance premium		13,488	- 0 -	13,488
Gain (loss) on revaluation of stock awards		(31,500)	80,500	(31,500)
Special investigation fees and expenses		- 0 -	(281,124)	- 0 -
Gain on sale of assets		619	- 0 -	619
Total Other Income (Expenses)		(46,550)	(175,991)	(46,550)

Loss from exploration stage, before income taxes		(1,416,034)	(1,515,148)	(1,416,034)

Provision (benefit) for income taxes		- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage Before Discontinued Operations		(1,416,034)	(1,515,148)	(1,416,034)

Net income (loss) from discontinued operations		(47,167)	534,503	(47,167)

Net loss from exploration stage after discontinued operations		(1,463,201)	(980,645)	(1,463,201)

Add: Net loss attributable to the noncontrolling interest		14	- 0 -	14

Net Loss Attributable to Atlas Mining Company		$(1,463,187)	$(980,645)	$(1,463,187)

Earnings Per Share - Basic and Diluted:
Net loss per share before discontinued operations attributable to Atlas Mining Company common shareholders		$(0.02)	$(0.03)	$(0.02)
Discontinued operations attributable to Atlas Mining Company common shareholders		- 0 -	0.01	- 0 -
Net Loss Per Share Attributable to Atlas Mining Company common shareholders		$(0.02)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding, basic and diluted		59,267,378	54,212,094	59,267,378

Amounts attributable to Atlas Mining Company common shareholders:
Net loss from exploration stage after income taxes		$(1,416,034)	$(1,515,148)	$(1,416,034)
Discontinued operations, net of tax		(47,167)	534,503	(47,167)
Net Loss		$(1,463,201)	$(980,645)	$(1,463,201)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		Through
	2009	2008	March 31, 2009
		(Restated)

Net Loss	$(1,463,201)	$(980,645)	$(1,463,201)

Other Comprehensive Income:
Change in market value of investments	(1,506)	540	(1,506)

Comprehensive Loss	(1,464,707)	(980,105)	(1,464,707)

Comprehensive loss attributable to the noncontrolling interest	- 0 -	- 0 -	- 0 -

Comprehensive Loss Attributable to Atlas Mining Company	$(1,464,707)	$(980,105)	$(1,464,707)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		Through
	2009	2008	March 31, 2009
		(Restated)
Cash flows from operating activities:
Net loss	$(1,463,187)	$(980,645)	$(1,463,187)
Adjustments to reconcile net loss to
net cash used by operations:
Depreciation	31,196	109,469	31,196
Stock issued for director fees	10,000	40,000	10,000
Valuation of options	21,951	378,751	21,951
(Gain) loss on revaluation of stock awards	31,500	(80,500)	31,500
Gain on sale of assets	(619)	- 0 -	(619)
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(27)	- 0 -	(27)
Accounts receivable – related party	- 0 -	1,618	- 0 -
Deposits and prepaids	92,154	66,521	92,154
Reimbursed advances	- 0 -	445	- 0 -
Increase in:
Accounts payable and accrued expenses	258,719	- 0 -	258,719

Net cash used by operating activities	(1,018,313)	(506,190)	(1,018,313)

Cash flows from investing activities:
Proceeds from sale of assets	800	- 0 -	800
Purchases of equipment	- 0 -	(50,209)	- 0 -

Net cash provided by used in investing activities	800	(50,209)	800

Cash flows from financing activities:
Payments on notes payable	(48,059)	(92,340)	(48,059)
Payments on leases payable	(111,117)	(53,886)	(111,117)

Net cash used in financing activities	(159,176)	(146,226)	(159,176)

Net cash provided by (used in) discontinued operations	343,054	(41,849)	343,054

Increase (decrease) in cash	(833,635)	(702,625)	(833,635)

Cash and cash equivalents at beginning of period	903,001	1,210,621	903,001

Cash and cash equivalents at end of period	$69,366	$507,996	$69,366

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
For the Period
January 1, 2009
(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		Through
	2009	2008	March 31, 2009
(Restated)
Cash paid for:
Interest	$ 7,242	$ 31,404	$ 7,242
Income taxes	$ - 0 -	$ - 0 -	$ - 0 -

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2008, the Company had accumulated deficits prior to the exploration stage of $20,009,496, in addition to limited cash and unprofitable operations. For the period ended March 31, 2009 and 2008, the Company sustained net losses before discontinued operations of $1,416,034 and $1,515,148.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The consolidated financial information as of December 31, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 discontinued operations presentation.  These reclassifications had no effect on previously reported results of accumulated deficit.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlas Mining Company, (“the Company”) was incorporated in the state of Idaho on March 4, 1924.  The Company is currently focused on the commercialization of its Dragon Mine halloysite property located in Juab County, Utah. Management believes the clay resource found at the Dragon Mine property possesses, among other things, certain structural and mineralogical characteristics that may possibly add functionality to applications such as, but not limited to, the controlled release of biological and chemical agents, polymer-related strengtheners and fire retardants, oil field drilling minerals, catalyst carriers, filtration technologies, hydrogen storage for fuel cells and cosmetics.

In 2008, a geological consulting firm was engaged by the Company to both conduct a resource survey of the Dragon Mine property and develop an appropriate methodology by which to process the mine’s future mineral production.  As of the date of this report, the work of the geological consultant is ongoing.  Beginning in 2009, the Company commenced distributing samples to potential customers as part of a preliminary marketing program.

In late 2008, due to both a general downturn in mining activity worldwide and a desire to focus the Company’s resources on the commercialization of the Dragon Mine property, management discontinued its contract mining operation that, historically, had been its primary source of revenue and cash flow generation.  Management has engaged a firm to dispose of certain assets related to its discontinued contract mining operation.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of the Company and all companies that the Company directly controls either through majority ownership or otherwise.

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

Noncontrolling Interests in Consolidated Financial Statements
On January 1, 2009, the Company adopted SFAS No; 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.”  The Company had changes as a result of the adoption of SFAS No. 160 to its consolidated financial statements.  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary.  SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  In addition, SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest at March 31, 2009.

Stock-Based Compensation
The Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the three months ended March 31, 2009.

Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Liabilities
The Company had adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), at the beginning of its first quarter of fiscal 2008. The adoption of the provisions of SFAS 159 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, as the Company has currently chosen not to elect the fair value option for any items not already measured at fair value in accordance with U.S. GAAP. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value on an instrument-by-instrument basis, even if fair value measurement has not historically been required for such assets and liabilities.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUING)

Derivative Instrument and Hedging Disclosures
The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) beginning in its first quarter of fiscal 2009. As SFAS 161 does not change the accounting for derivative instruments and as the Company currently does not hold any derivative instruments, its adoption did not have a material impact on the Company’s consolidated financial statements. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.

International Financial Reporting Standards
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

Subsequent Events
 In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to establish general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires disclosure of the date through which the Company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently reviewing the provisions of SFAS 168 to determine the impact on the Company’s disclosures in the consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

Under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at March 31, 2009 and December 31, 2008 attributed to the discontinued operation are as follows:

	March 31,	December 31,
	2009	2008
Accounts receivable	$ - 0 -	$336,237
Mining supplies	40,544	40,544
Property and equipment	1,495,800	1,495,796
Total assets from discontinued operations	$1,536,344	$1,872,577

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

Liabilities at March 31, 2009 and December 31, 2008 attributed to the discontinued are as follows:

	March 31,	December 31,
	2009	2008
Accounts Payable and Accrued Liabilities	$2,550	$105,468
Leases Payable	243,399	133,660
Total liabilities from discontinued operations	$245,949	$239,128

ATLAS MINING COMPANY AND SUBSIDIARIES
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Income (loss) after discontinued operations for the periods ended March 31, 2009 and 2008 was calculated as follows:

	Period ended March 31,
	2009	2008
Income (loss) from discontinued operations	$(47,167)	$534,503
Income tax liability	- 0 -	- 0 -
Net income (loss) from discontinued operations	$(47,167)	$534,503

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382 a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

The Company has issued certain options that represent shares in excess of shares authorized for issuance.  These options have been recorded as a liability on the balance sheet, titled stock awards payable.  The Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the period ended March 31, 2009, the Company realized a loss on the revaluation of stock awards totaling $31,500.  At March 31, 2009, the value of Mr. Dumont’s stock award payable was $60,000, and value of Mr. Gaensbauer’s stock award payable was $24,000 for a total of $84,000.

NOTE 6 – CONVERTIBLE DEBT

On December 30, 2008, the Company sold $1,000,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.35 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.  For the three months ended March 31, 2009, the Company recorded $29,167 in accrued interest.

The Notes as discussed above may be converted at the option of the noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion of all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the conversion price and (iii) a registration statement is effective and available for resale of all of the converted shares or the noteholders may sell such shares under Rule 144 under the Securities Act.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At March 31, 2009 and December 31, 2008, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended March 31, 2009 and December 31, 2008, 59,284,121 and 59,215,628 shares were issued and outstanding, respectively.

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

During the quarter ended March 31, 2009, the Company issued 68,493 shares of restricted stock at a price of $0.15 per share for director fees for a fair value of $10,000.

Pursuant to the disclosure requirement under SFAS No. 160, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners, and the effect of the changes in the equity attributable to the Company.

				Atlas Mining Company Shareholders
	Total	Comprehensive Income (Loss)		Accumulated Deficit During the Exploration Stage		Accumulated Deficit Prior to the Exploration Stage	Accumulated Other Comprehensive Loss	Common Stock	Non-controlling Interest
Beginning Balance	$2,196,996	$	- 0 -	$	- 0 -	$(20,009,496)	$(1,466)	$22,155,543	$52,415
Stock issued for services	10,000							10,000
Employee based stock compensation	21,951							21,951
Comprehensive Income:
Net Income (Loss)	(1,463,201)		(1,463,201)		(1,463,187)				(14)
Other comprehensive loss, net of tax:
Change in Market Value of Investments	(1,506)		(1,506)				(1,506)

Ending Balance	$764,240		$(1,464,707)		$(1,463,187)	$(20,009,496)	$(2,972)	$22,187,494	$52,401

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 8 – OPTIONS TO PURCHASE COMMON STOCK

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the period ended March 31, 2009 is as follows:

	March 31, 2009
		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2008	625,000	$0.70
Granted	- 0 -	- 0 -
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at end of period	625,000	$0.70
Exercisable at end of period	325,000	$0.70

A summary of the status of the options outstanding at March 31, 2009 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 0.65 - $0.71	75,000	4.25 years	$ 0.69	75,000	$ 0.69
$0.70	550,000	4.58 years	$ 0.70	250,000	$ 0.70
	625,000			325,000

At March 31, 2009, the total compensation cost of $59,996 for unvested shares is to be recognized over the next 0.25 years on a weighted average basis.

Compensation expense of $21,951 and $378,751 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended March 31, 2009 and 2008, respectively.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES

LITIGATION
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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Insurance Litigation (Continued)
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

Settlement Of Insurance Cases
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

Issuance of Wells Notice
On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of this quarterly report on Form 10-Q brings the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue.  The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS

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

Convertible Notes July 2009
On July 29, 2009, the Company entered into an agreement to sell to an accredited investor $200,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes’) at a conversion price of $0.65 per (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing June 15, 2009.

The Notes (April, May and July 2009) may be converted at the option of the Noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion.  The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the Conversion Price and (iii) a registration statement is effective and available for resale of all of the converted shares or the Noteholders may sell such shares under Rule 144 under the Securities Act.

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Jacobson Settlement Agreement
On April 26, 2009, the Company entered into a release and settlement agreement with William T. Jacobson, formerly Chairman and CEO of the Company and certain members of his family.  The Company agreed to pay (i) up to $293,000 in defense of the class action litigation, Benson v. Atlas Mining Company (“Class Action Litigation”) and (ii) $170,000 upon complete resolution of the Class Action Litigation, amounts to be funded by the proceeds of insurance policies.  William Jacobson waived any claims under any potentially applicable insurance policy issued to the Company and agreed to transfer to the Company 3,044,083 shares of Company common stock within three business days by the court of a settlement of certain class action litigation, which is still pending.  The agreement provides for mutual releases of all claims.

Class Action Settlement Agreement
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

Related to the Class Action Settlement effective July 8, 2009, Atlas entered into a Settlement Agreement and Release with Navigators, RSUI Indemnity Company and RSUI Group, Alexander, Morford & Woo, Inc., and the individual defendants listed above in settlement of the insurance litigation Atlas Mining Co. v. Navigators Insurance Co. et al., No. 1:08-cv-00359-EJL (D. Idaho) and Navigators Insurance Co. v. Atlas Mining Co., et. al., Case No. 2:08-cv-00216-EJL (D.Idaho).  Pursuant to this agreement (i) Navigators will deliver $1,250,000 into a court registry, which will then be used upon final court approval of the Class Action Settlement to fund the $1,250,000 payment to class action plaintiffs, (ii) Navigators will deliver $750,000 to the Company for defense and investigative costs in connection with the Class Action and related matters, which Atlas will use in part to pay the individual defendants their costs in the class action and (iii) all claims under the insurance litigation will be released upon final court approval of the Class Action Settlement.

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Issuance of Wells Notice

On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of this quarterly report on Form 10-Q brings the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue.  The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

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

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration and development expenses for the quarters ending March 31, 2009 and 2008 were $139,961 and $64,287, respectively, on the halloysite clay property.

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

On May 11 2009, the Company entered into a development support agreement related to a research project at Louisana Tech University whose principal investigator is with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech the University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (LaTech).  The scope of the agreement includes, among other things, the development of new anticorrosion additives based on the encapsulation of current standard protective agents in halloysite nanotubes in addition to the development of other related emerging applications.  The Company’s support agreement commits the Company to fund up to $30,000 per year for three years.  The funding will be principally accomplished through the supply of halloysite clay.  The support agreement could lead to distribution rights if the research project is successful.

RESULTS OF OPERATIONS

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations and classified them as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any revenue and, as such, the Company generated no revenue and gross profit for the three months ended March 31, 2009 and 2008.

Total operating expenses for the three-month period ending March 31, 2009 were $1,369,484 compared to $1,339,157 for the same period ending 2008, an increase of 2.2%.  The increase was due primarily to a $292,863, or 33.5%, increase in general and administrative expense, partially offset by a $262,536, or 56.4%, decline in exploration, development and mining production costs.

The increase in general and administrative expense was due, in large part, to additional expenses related to the hiring of Material Advisors in January 2009 as Company management, the appointment of Morris Weiss as Chief Restructuring Officer in November 2008 and certain legal expenses associated with the improvement of the Company’s corporate governance.

The decline in exploration, development and mining production costs was driven, primarily, by a $338,210 decline in underground production expense, partially offset by an increase of $75,674 in exploration and development costs incurred by the geological consulting firm hired by the Company to both conduct a resource survey and develop a mineral processing system.

The net loss from continuing operations for the three month period ending March 31, 20009 was $1,416,034 compared to $1,515,148 for the same period ending March 31, 2008, a decrease of approximately 6.5%.  The decrease was due primarily to a $281,124 decline in expenses related to a special investigation that ended in August 2008, partially offset by $24,708 decline in interest income and a $112,000 decline in the gain on the revaluation of stock awards.

The special investigation was conducted by a committee formed by the Board of Directors to (i) review and investigate the conduct of our prior management and any issues arising therefrom and (ii) review and evaluate our business, financial condition, assets, strategy, prospects and management and recommend to the Board of Directors various alternatives to improve our performance and prospects.  The investigation was completed in August 2008 and resulted in the elimination of any further related expense.

The decline in interest income during the quarter was the result of an associated decline in the Company’s cash balance over the same period.  The decline in the gain on the revaluation of stock awards during the quarter is related to the increase in the price of the Company’s common shares that were awarded to former CEO, Robert Dumont, and former Executive Vice President, John Gaensbauer.

Net loss from discontinued operations for the three months ended March 31, 2009 was $47,167 as compared to net income from discontinued operations of $534,503 for the three months ended March 31, 2008.  The $581,670 decline in income from discontinued operations was due primarily to a decline in contract mining activity for the three months ended March 31, 2009 compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed through the sale of equity securities, borrowings, and, for the periods up through December 31, 2008, revenues from our contract mining operations. Until we are able to commercialize our Dragon Mine property, we intend to rely on public or private sales of equity securities and the utilization of certain credit facilities to generate the cash flow needed to fund our operations. There can be no assurance we will be able to sell equity or incur additional debt.  Accordingly, if we are not able to commercialize the Dragon Mine property before additional capital is required and we are unable to sell equity or incur additional debt or commercialize we may be unable to continue as a going concern.

The Company has incurred material recurring losses from operations. At December 31, 2008, the Company had accumulated deficits prior to the exploration stage of $20,009,496, in addition to limited cash and unprofitable operations. For the period ended March 31, 2009 and 2008, the Company sustained net losses before discontinued operations of $1,416,034 and $1,515,148.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $1,018,313 during the three months ended March 31, 2009 versus $506,190 of cash used during the comparable period in 2008.  The primary reason for the $512,123 increase in cash used during the first quarter of 2009 was an increase in net loss during the quarter of $482,542, partially offset by both $336,233 of cash generated through the collection of receivables at the discontinued contract mining operation and $289,544 of increases in accrued liabilities also related to the discontinued contract mining operation.

Cash of $800 was generated by investing activities during the three months ended March 31, 2009 versus cash of $50,209 used by investing activities during the comparable period.  The primary difference was due to certain capital expenditures related to the development of the Dragon Mine development-related equipment during the three-month period ended March 31, 2008 that were not made during the comparable period in 2009.

Cash used by financing activities was $159,176 during the three-month period ended March 31, 2009 versus $146,226 of cash used during the comparable period in 2008.  The $12,950 difference was due primarily to an increase in payments made on leases payables during the three-month period ended March 31, 2009.

At March 31, 2009, the Company had, as part of its long-term liabilities, $1,000,000 face value of 10% Convertible PIK Notes due December 2018.  The Company may sell similar notes in the future to raise cash to fund its operations.

As part of the Company’s decision to discontinue its contract mining operations, it is currently marketing for sale certain pieces of equipment related to the contract mining division.  The potential net proceeds from the disposal of this equipment would be used, in part, to fund the operations of the Company.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of March 31, 2009, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Atlas Mining Company’s financial condition as of March 31, 2009 and December 31, 2008, and results of its operations and cash flows for the quarters ended March 31, 2009 and 2008, in conformity with United States generally accepted accounting principles (GAAP).

(b)           Changes in Internal Controls.

We have begun to implement changes in its internal control procedures.  The changes have been made as there has been an addition to the accounting staff and segregation of duties and reassignment of accounting functions has taken place.  These changes in internal controls are viewed to have a positive impact to our disclosure controls and, thus, creating a stronger control environment.

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

Settlement Of Insurance Cases
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

Issuance of Wells Notice
On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of this quarterly report on Form 10-Q brings the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue.  The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

ATLAS MINING COMPANY

Dated: August 14, 2009	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 14, 2009	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer