Form 10-Q
period 2009-06-30
ATLAS MINING CO
filed 2009-08-14
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of June 30, 2009 was 59,284,121.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARY

SECONDS QUARTER 2009 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3 - 4

	Consolidated Statements of Operations and Comprehensive Loss(unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	5 - 6

	Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	7 - 8

	Notes to the Consolidated Financial Statements (unaudited)	9 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25 - 26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures

Certification Under Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,598,374	$903,001
Accounts receivable	6,000	44
Investments – available for sale	3,920	5,426
Deposits and prepaids	116,427	282,306

Total Current Assets	1,724,721	1,190,776

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	91,835	91,835
Buildings	445,197	445,197
Mining equipment	371,452	389,492
Milling equipment	99,855	99,855
Laboratory equipment	75,968	75,968
Office furniture and equipment	36,742	37,962
Vehicles	65,763	65,763
Less: Accumulated depreciation	(340,303)	(287,040)

Total Property and Equipment	1,370,238	1,442,761

Other Assets
Assets from discontinued operations
being held for sale	1,024,803	1,872,577

Total Other Assets	1,024,803	1,872,577

TOTAL ASSETS	$4,119,762	$4,506,114

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$893,663	$741,885
Stock awards payable	175,000	52,500
Current portion of notes payable	12,750	115,836
Current portion of leases payable	14,524	41,004

Total Current Liabilities	1,095,937	951,225

Long-Term Liabilities
Long-term portion of leases payable	30,706	118,765

Total Long-Term Liabilities	30,706	118,765

Other Liabilities
Convertible debt	3,941,875	1,000,000
Liabilities from discontinued operations	117,606	239,128

Total Other Liabilities	4,059,481	1,239,128

TOTAL LIABILITIES	5,186,124	2,309,118

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $1.00 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000
shares authorized, 59,284,121 and
59,215,628 shares issued and outstanding
at June 30, 2009 and December 31, 2008,
respectively	22,247,490	22,155,543
Accumulated deficit prior to exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(3,353,770)	- 0 -
Accumulated other comprehensive loss	(2,972)	(1,466)
Total Atlas Mining Company
stockholders’ equity (deficit)	(1,118,748)	2,144,581
Noncontrolling interest	52,386	52,415
Total Stockholders’ Equity (Deficit)	(1,066,362)	2,196,996

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,119,762	$4,506,114

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
							For the Period
							January 1, 2009
							(Beginning of
							Exploration
	For the three months ended			For the six months ended			Stage)
	June 30,			June 30,			Through
	2009		2008	2009		2008	June 30, 2009
			(Restated)			(Restated)

REVENUES	$	- 0 -	$ - 0 -	$	- 0 -	$ - 0 -	$ - 0 -

COST OF SALES		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

Gross Profit (Loss)		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

OPERATING EXPENSES:
Exploration & development costs		339,491	63,243		479,452	127,530	479,452
Mining production costs		13,194	229,785		76,165	630,966	76,165
General & administrative		1,232,472	514,658		2,399,025	1,388,346	2,399,025
Disposition of vehicle		- 0 -	(8,220)		- 0 -	(8,220)	- 0 -
Total Operating Expenses		1,585,157	799,466		2,954,642	2,138,622	2,954,624

Net Operating Income (Loss)		(1,585,157)	(799,466)		(2,954,642)	(2,138,622)	(2,954,642)

OTHER INCOME (EXPENSE):
Interest income		18	385		26	25,103	26
Interest expense		(78,750)	- 0 -		(107,917)	(85)	(107,917)
Sale of clay samples		6,000	- 0 -		6,000	- 0 -	6,000
Refund of insurance premium		- 0 -	- 0 -		13,489	- 0 -	13,489
Refund of overpayments of prior year payables		1,373	- 0 -		1,373	- 0 -	1,373
Gain (loss) on revaluation of stock awards		(91,000)	(28,000)		(122,500)	52,500	(122,500)
Special investigation fees and expenses		- 0 -	(740,972)		- 0 -	(1,022,096)	- 0 -
Total Other Income (Expenses)		(162,359)	(768,587)		(209,529)	(944,578)	(209,529)

Loss from exploration stage, before income taxes		(1,747,516)	(1,568,053)		(3,164,171)	(3,083,200)	(3,164,171)

Provision (benefit) for income taxes		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage Before Discontinued Operations		(1,747,516)	(1,568,053)		(3,164,171)	(3,083,200)	(3,164,171)

Net income (loss) from discontinued operations		(142,461)	250,721		(189,628)	785,225	(189,628)

Net loss from exploration stage after discontinued operations		(1,889,977)	(1,317,330)		(3,353,799)	(2,297,975)	(3,353,799)

Add: Net loss attributable to the noncontrolling interest		14	- 0 -		29	- 0 -	29

Net Loss Attributable to Atlas Mining Company		$(1,889,963)	$(1,317,330)		$(3,353,770)	$(2,297,975)	$(3,353,770)

Earnings Per Share - Basic and Diluted:
Net loss per share before discontinued operations attributable to Atlas Mining Company common shareholders		$(0.04)	$(0.03)		$(0.06)	$(0.06)	$(0.06)
Discontinued operations attributable to Atlas Mining Company common shareholders		(0.00)	0.01		(0.00)	0.02	(0.00)
Net Loss Per Share Attributable to Atlas Mining Company common shareholders		$(0.04)	$(0.02)		$(0.06)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding, basic and diluted		59,284,121	54,663,066		59,275,796	54,437,580	59,275,796

Amounts Attributable to Atlas Mining Company common shareholders:
Net loss from exploration stage after income taxes		$(1,747,516)	$(1,568,053)		$(3,164,171)	$(3,083,200)	$(3,164,171)
Discontinued operations, net of tax		(142,461)	250,271		(189,628)	785,225	(189,628)
Net Loss		$(1,889,977)	$(1,317,330)		$(3,353,799)	$(2,297,975)	$(3,353,799)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage)
	June 30,		Through
	2009	2008	June 30, 2009
		(Restated)

Net Loss	$(3,353,770)	$(2,297,975)	$(3,353,770)

Other Comprehensive Income:
Change in Market Value of Investments	(1,506)	540	(1,506)

Comprehensive Loss	(3,355,276)	(2,297,435)	(3,355,276)

Comprehensive loss attributable to the noncontrolling interest	- 0 -	- 0 -	- 0 -

Comprehensive Loss Attributable to Atlas Mining Company	$(3,355,276)	$(2,297,435)	$(3,355,276)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage)
	June 30,		Through
	2009	2008	June 30, 2009
		(Restated)
Cash Flows from Operating Activities:
Net (Loss)	$(3,353,770)	$(2,297,975)	$(3,353,770)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operations:
Depreciation	62,094	220,359	62,094
Convertible debt issued for interest expense	91,875	- 0 -	91,875
Stock issued for director fees	10,000	70,000	10,000
Valuation of options	81,947	382,849	81,947
Gain on revaluation of stock awards	122,500	(52,500)	122,500
Gain on disposal of vehicle	- 0 -	(8,220)	- 0 -
Loss on disposition of assets	142,764	- 0 -	142,764
Gain on sale of assets	(11,111)	- 0 -	(11,111)
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(5,956)	- 0 -	(5,956)
Accounts receivable – related party	- 0 -	1,618	- 0 -
Deposits and prepaids	165,879	113,664	165,879
Increase (Decrease) in:
Accounts payable and accrued expenses	135,736	- 0 -	135,736

Net Cash Provided/(Used) by Operating Activities	(2,558,042)	(1,570,205)	(2,558,042)

Cash Flows from Investing Activities:
Disposal of vehicle	- 0 -	13,507	- 0 -
Purchases of equipment	- 0 -	(77,316)	- 0 -

Net Cash Provided by Investing Activities	- 0 -	(63,809)	- 0 -

Cash Flows from Financing Activities:
Payments on notes payable	(103,086)	(121,052)	(103,086)
Payments on leases payable	(115,259)	(83,205)	(115,259)
Proceeds from issuance of convertible debt	2,850,000	- 0 -	2,850,000
Proceeds from issuance of common stock	- 0 -	1,500,000	- 0 -

Net Cash Provided (Used) by Financing Activities	2,631,655	1,295,743	2,631,655

Net Cash Provided (Used) by Discontinued Operations	621,760	358,529	621,760

Increase in cash	695,373	20,258	695,373

Cash and cash equivalents at beginning of period	903,001	1,210,621	903,001

Cash and cash equivalents at end of period	$1,598,374	$1,230,879	$1,598,374

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
For the Period
January 1, 2009
(Beginning of
	For the six months ended		Exploration Stage)
	June 30,		Through
	2009	2008	June 30, 2009
(Restated)
Cash Paid For:
Interest	$ 232,898	$ 46,406	$ 232,898
Income Taxes	$ - 0 -	$ - 0 -	$ - 0 -

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2008, the Company had accumulated deficits prior to the exploration stage of $20,009,496, in addition to limited cash and unprofitable operations. For the six months ended June 30, 2009 and 2008, the Company sustained net losses before discontinued operations $3,164,171 and $3,083,200, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

Operating results for the three months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The consolidated financial information as of December 31, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

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

In 2008, a geological consulting firm was engaged by the Company to both conduct a resource survey of the Dragon Mine property and develop an appropriate methodology by which to process the mine’s future mineral production.  At the date of this report, the work of the geological consultant is ongoing.  Beginning in 2009, the Company commenced distributing samples of its mineral resource to potential customers as part of a preliminary marketing program.

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
June 30, 2009 and 2008

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

Noncontrolling Interests in Consolidated Financial Statements
On January 1, 2009, the Company adopted SFAS No; 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.”  The Company had changes as a result of the adoption of SFAS No. 160 to its consolidated financial statements.  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary.  SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  In addition, SFAS No. 160 includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest at June 30, 2009.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which measures and recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values.

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. The Company did not issue any options or warrants during the period ended June 30, 2009.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

Under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets and liabilities at June 30, 2009 and December 31, 2008 attributed to the discontinued operation are as follows:

	June 30,	December 31,
	2009	2008
Accounts receivable	$ - 0 -	$336,237
Mining supplies	- 0 -	40,544
Property and equipment	1,024,803	1,495,796
Total assets from discontinued operations	$1,024,803	$1,872,577

Liabilities at June 30, 2009 and December 31, 2008 attributed to the discontinued are as follows:

	June 30,	December 31,
	2009	2008
Accounts Payable and Accrued Liabilities	$5,100	$105,468
Leases Payable	112,506	133,660
Total assets from discontinued operations	$117,606	$239,128

Income (loss) from discontinued operations for the periods ended June 30, 2009 and 2008 was calculated as follows:

	For the six months ended June 30,
	2009	2008
Income (loss) from discontinued operations	$(189,628)	$785,225
Income tax liability	- 0 -	- 0 -
Net income (loss) from discontinued operations	$(189,628)	$785,225

	For the three months ended June 30,
	2009	2008
Income (loss) from discontinued operations	$(142,461)	$250,721
Income tax liability	- 0 -	- 0 -
Net income (loss) from discontinued operations	$(142,461)	$250,721

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 5 – STOCK AWARD PAYABLE

The Company has issued certain options that represent shares in excess of shares authorized for issuance.  These options have been recorded as a liability on the balance sheet, titled stock awards payable.  The Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the six-month period ended June 30, 2009, the Company realized a loss on the revaluation of stock awards totaling $122,500, compared to the six-month period ended June 30, 2008 where a gain of $52,500 was realized.  At June 30, 2009 and December 31, 2008, the value of all outstanding stock awards was $175,000 and $52,500, respectively.

NOTE 6 – CONVERTIBLE DEBT

On December 30, 2008, we sold $1,000,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.35 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

In April 2009, the Company sold $1,500,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.35 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

In May 2009, the Company sold $1,350,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.50 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

As of June 30, 2009, the Company recorded $107,917 in accrued interest expense, $16,042 of this was accrued at June 30, 2009.

The Notes as described above may be converted at the option of the noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion of all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the conversion price and (iii) a registration statement is effective and available for resale of all of the converted shares or the noteholders may sell such shares under Rule 144 under the Securities Act.

On June 15, 2009, the holders of convertible exercised the PIK option that made it such that accrued interest payable on that date was converted to additional convertible debt in lieu of payment in cash.  At June 30, 2009, the total liability attributed to convertible notes outstanding was $3,941,875.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At June 30, 2009 and December 31, 2008, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended June 30, 2009 and December 31, 2008, 59,284,121 and 59,215,628 shares were issued and outstanding, respectively.

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

During the six months ended June 30, 2009, the Company issued 68,493 shares of restricted stock at a price of $0.15 per share for director fees for a fair value of $10,000.

Pursuant to the disclosure requirement under SFAS No. 160, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners, and the effect of the changes in the equity attributable to the Company.

				Atlas Mining Company Shareholders
	Total	Comprehensive Income (Loss)		Accumulated Deficit During the Exploration Stage		Accumulated Deficit Prior to the Exploration Stage	Accumulated Other Comprehensive Loss	Common Stock		Non- controlling Interest
Beginning Balance	$2,196,996	$	- 0 -	$	- 0 -	$(20,009,496)	$(1,466)	$22,155,543	$52,415
Stock issued for services	10,000							10,000
Employee based stock compensation	81,947							81,947
Comprehensive Income:
Net Income (Loss)	(3,353,799)		(3,353,799)		(3,353,770)					(29)
Other comprehensive loss, net of tax:
Change in Market Value of Investments	(1,506)		(1,506)				(1,506)

Ending Balance	$(1,066,362)		$(3,353,305)		$(3,353,770)	$(20,009,496)	$(2,972)	$22,247,490	$52,387

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 8 – OPTIONS TO PURCHASE COMMON STOCK

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the period ended June 30, 2009 is as follows:

	June 30, 2009
		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of period	625,000	$0.70
Granted	- 0 -	- 0 -
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at end of period	625,000	$0.70
Exercisable at end of period	625,000	$0.70

A summary of the status of the options outstanding at June 30, 2009 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$ 0.65 - $0.71	75,000	4.00 years	$ 0.69	75,000	$ 0.69
$0.70	550,000	4.33 years	$ 0.70	550,000	$ 0.70
	625,000			625,000

Accordingly, compensation expense of $81,947 and $382,849 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended June 30, 2009 and 2008, respectively.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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
June 30, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS

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

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration and development expenses for the six months ending June 30, 2009 and 2008 were $479,452 and $127,530, respectively, on the halloysite clay property.

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

RESULTS OF OPERATIONS

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations and classified them as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any revenue and, as such, the Company generated no revenue and gross profit for the three months and six months ended June 30, 2009 and 2008.

Total operating expenses for the three-month period ending June 30, 2009 were $1,585,157 compared to $799,466 for the same period ending 2008, an increase of $785,691 or 98.3%.  The increase was due primarily to a $276,248, or 437%, increase in exploration and development costs and a $717,814, or 139.5%, increase in general and administrative expense, partially offset by a $216,591, or 94.3%, decline in mining production costs.

The increase in exploration and development costs during the quarter was driven primarily by the incurrence of expenses related to work conducted by the geological consulting firm engaged by the Company to both produce a resource survey of the Dragon Mine and develop a mineral processing system.

The increase in general and administrative expense during the quarter was driven primarily by the incurrence of legal expenses related a class action lawsuit, costs associated with the implementation of certain corporate governance infrastructure, and the management fee paid to Material Advisors, a management consulting firm engaged in January 2009 to operate the Company’s business.

The decline in mining production costs was driven primarily by a significant curtailment of underground production at the Dragon Mine.  Underground production at the mine will continue to be curtailed while a geological consulting firm both completes a resource survey of the property and develops an adequate system with which to process the mine’s potential mineral production.

Net loss from continuing operations for the three-month period ending June 30, 2009 was $1,747,516 compared to $1,568,053 for the comparable period in June 2008, an increase of approximately $179,463 or 11.4%.  The increase was due primarily to a $276,248 increase in exploration and development costs (previously described), a $717,814 increase in general and administrative expense (previously described) and a $63,000 increase in the loss on revaluation of stock awards (described below) provided to previous management, partially offset by a $740,972 decline in fees and expenses related to a special investigation (described below) that ended in August 2008 and a $216,591 decline in mining product costs (previously described).

Net loss from discontinued operations for the three months ended June 30, 2009 was $142,461 compared to net income of $250,721 for the comparable period in 2008.  The $393,812 decline in net income was due primarily to the discontinuation of the Company’s contract mining operation resulting from a downturn in general mining activity worldwide due, in large part, to a depreciation of commodity prices.

Total operating expenses for the six-month period ending June 30, 2009 were $2,954,642 compared to $2,138,622 for the same period ending 2008, an increase of $816,020 or 38.1%.  The increase was due primarily to a $351,922, or 276%, increase in exploration and development costs and a $1,010,679, or 72.8%, increase in general and administrative expense, partially offset by a $554,801, or 88%, decline in mining production costs.

The increase in exploration and development costs during the quarter was driven primarily by the incurrence of expenses related to work conducted by the geological consulting firm engaged by the Company to both produce a resource survey of the Dragon Mine and develop a mineral processing system.

The increase in general and administrative expense during the quarter was driven primarily by the incurrence of legal expenses related a class action lawsuit, costs associated with the implementation of certain corporate governance infrastructure, the salary associated with the appointment of Morris Weiss as the Company’s Chief Restructuring Officer, and the management fee paid to Material Advisors LLC, a management consulting firm engaged in January 2009 to operate the Company’s business.

The decline in mining production costs was driven primarily by a significant curtailment of underground production at the Dragon Mine.  Underground production at the mine will continue to be curtailed while a geological consulting firm both completes a resource survey of the property and develops an adequate system with which to process the mine’s potential mineral production.

Net loss from continuing operations for the six-month period ending June 30, 2009 was $3,164,171 compared to $3,083,200 for the comparable period in June 2008, an increase of approximately $80,971 or 2.6%.  The increase was due primarily to a $351,922 increase in exploration and development costs (previously described), a $1,010,679 increase in general and administrative expense (previously described) and a $175,000 increase in the loss on the revaluation of stock awards (described below) provided to previous management, partially offset by a $1,022,096 decline in fees and expenses related to a special investigation (described below) that ended in August 2008 and a $554,831 decline in mining product costs (previously described).

Net loss from discontinued operations for the six months ended June 30, 2009 was $189,628 compared to net income of $785,225 for the comparable period in 2008.  The $974,853 decline in net income was due primarily to the discontinuation of the Company’s contract mining operations resulting from a downturn in general mining activity worldwide due, in large part, to a depreciation of commodity prices.

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

The Company has incurred material recurring losses from operations. At December 31, 2008, the Company had accumulated deficits prior to the exploration stage of $20,009,496, in addition to limited cash and unprofitable operations. For the six months ended June 30, 2009 and 2008, the Company sustained net losses before discontinued operations of $3,164,171 and $3,083,200.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $2,558,042 during the six months ended June 30, 2009 versus $1,570,205 of cash used during the comparable period in 2008.  The $987,837 increase in cash used during the period was due primarily to an increase in net loss of $1,055,795, partially offset by cash generated through working capital changes at both the continuing and discontinued operations.

No cash was used by investing activities during the six months ended June 30, 2009 compared to a use of $63,809 of cash during the comparable period in 2008.  The $63,809 decrease in cash used was due primarily to no capital expenditures made during the six months ended June 30, 2009 compared to $77,316 of capital expenditures made during the same period in 2008.

Cash generated by financing activities was $2,631,655 during the six-month period ended June 30, 2009 versus $1,295,743 of cash generated during the comparable period in 2008.  The $1,335,912 difference was due primarily to a $1,350,000 increase capital raised through the sale of equity-related securities during the period.

At June 30, 2009, the Company had, as part of its long-term liabilities, $3,941,875 face value of 10% Convertible PIK Notes due December 2018.  The Company may sell similar notes in the future to raise cash to fund its operations.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of June 30, 2009, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Atlas Mining Company’s financial condition as of June 30, 2009 and December 31, 2008, and results of its operations and cash flows for the quarters ended June 30, 2009 and 2008, in conformity with United States generally accepted accounting principles (GAAP).

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2009, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

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