Form 10-K/A
period 2008-12-31
ATLAS MINING CO
filed 2009-10-02
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K /A
AMENDMENT NO. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008

Commission file number: 000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)
Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)
(208) 556-1181
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES	NO	☒

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	NO	☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K /A .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	☒

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

ATLAS MINING COMPANY AND SUBSIDIARIES
YEAR 2008   ANNUAL REPORT ON FORM 10-K /A
TABLE OF CONTENTS

	PART I	Page(s)

Item 1.	Business	4 - 7

Item 1A.	Risk Factors	8 - 10

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11 - 12

Item 3.	Legal Proceedings	13 - 14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

	PART II

Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	15 - 17

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17 – 24

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A.	Controls and Procedures	25 - 26

Item 9B.	Other Information	26

	PART III

Item 10.	Directors and Executive Officers and Corporate Governance	27 - 31

Item 11.	Executive Compensation	31– 35

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36 – 40

Item 13.	Certain Relationships and Related Transactions, and Director Independence	40 – 42

Item 14.	Exhibits	43 – 44

Item 15.	Principal Accounting Fees and Services	45

	PART IV
Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	F-1 – F-33

PREFATORY NOTE

Atlas Mining Company (“the Company”) is filing this form 10-K/A to include in its Annual Report on Form 10-K for the year ended December 31, 2008 certain modifications made to Management’s Report On Internal Controls Over Financial Reporting under Item 9A, Report of Independent Registered Public Accounting Firm and the presentation of the Company’s Consolidated Statement of Cash Flows.  In connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.  This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing.  Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K.

On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements and to file amended Quarterly Reports of Form 10-Q for the fiscal quarters ended, March 31 and June 30, 2007.  It was necessary to file the amended reports, the quarterly reports for the fiscal quarters ended September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, and the annual report for the year ended December 31, 2007 before this Annual Report on Form 10-K /A could be filed.

Financial statements for the three months ended March 31, June 30 and September 30, 2008 and the year ended December 31, 2008 were not released prior to the filing of this report.

Generally speaking the narrative portions of this 10-K /A speak as of December 31, 2008 unless otherwise noted.  In this connection it should be noted that:

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K /A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled “1A. RISK FACTORS.”

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

PROCESSING

The resource at the Dragon Mine is a mixture of a number of minerals including, but not limited to, halloysite, kaolinite and alunite.  During 2005 and 2006, the Company invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate tubular halloysite from non-halloysite material.   The plant utilized an air-based processing technique.  This method was ultimately deemed inadequate for the mineralogy of the Dragon Mine resource.  As of the date of the filing of this Annual Report of Form 10-K /A , we have engaged an internationally recognized geological consulting firm to develop a more appropriate processing system for the mine’s resource.

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

WE HAVE RECORDED MINIMAL INCOME FOR OUR EXPLORATION/DEVELOPMENT ACTIVITIES, AND MAY DO SO IN THE FUTURE.

Through December 31, 2008, and as of the filing date of this 10-K /A , the Dragon Mine had produced minimal income from mining activities.  Additionally, we as a company had not yet generated any profit.  As of December 31, 2008 and as of the filing date of this 10-K /A , it was not clear that we’ll be able to commercially develop the Dragon Mine.  If we do not commercialize the mine, our ability to continue our business operations may be jeopardized.

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

We have no information whether the properties can be commercially exploited and no information as to the amount or quality of the minerals on the properties.  As of December 31, 2008, and as of the date of the filing of this 10-K /A , we have no plans to exploit any of the mining properties.

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

October 2008, Mr. Morris D. Weiss, director, was named the Company’s Chief Restructuring Officer for a period of six months and, as part of his employment agreement, was granted 550,000 options with an exercise price of $0.70 per and a term of 10 years.  250,000 of these options vested on the appointment of Mr. Weiss as Chief Restructuring Officer and the remaining 300,000 options vested at the conclusion of his term as Chief Restructuring Officer.  Mr. Weiss’ options are not included in the table below.

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

 Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2008. In arriving at that conclusion, we considered the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  ("SOX").   This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a material weakness in a high risk process and a number of significant deficiencies in high to low risk processes within high risk areas of financial statement control and, accordingly, we have concluded that of December 31, 2008 our internal controls over financial reporting were ineffective .   Despite the existence of the material weakness and the significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K /A filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2008 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm has tested our internal control over financial reporting evaluation process and has provided an adverse opinion on the Company’s control over financial reporting audit report.

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

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Andre Zeitoun	36	Chief Executive Officer, President and Director since January, 2008	President, Chief Executive Officer and Director of Company
David A. Taft	51	Director since October, 2008	President, IBS Capital LLC
Morris Weiss	50	Director since January, 2008	Managing Director Investment Banking at MDB Capital Group
John Levy	53	Director since January, 2008	CEO of Board Advisory
Christopher T. Carney	38	Officer since February, 2009	Interim Chief Financial Officer of Company

(1)  The directors are elected to serve until the next annual meeting of shareholders. Officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

BACKGROUND OF OFFICERS AND DIRECTORS

Andre Zeitoun, Chief Executive Officer, President, Director.  Mr. Zeitoun is manager of Material Advisors LLC which provides managerial services to the Company pursuant to a Management Agreement entered into as of January 1, 2008 and effective for a three year period. Mr. Zeitoun was elected as a director and as CEO pursuant to the terms of the Management Agreement.

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

Morris D. Weiss, Director.  During the period from October 1, 2008 until April 30, 2009, Mr. Weiss served as Chief Restructuring Officer of the Company and since then has served as a consultant with respect to the settlement of certain litigation.

Since May, 2009, Mr. Weiss has been Managing Director of Investment Banking at MDB Capital Group. From 2001-2008 Mr. Weiss was Managing Director and Head of Investment Banking for Tejas Securities Group, Inc., a subsidiary of Tejas Incorporated.  He co-founded the investment banking department at Tejas, which raised capital in excess of $1.3 billion for private and public companies in a variety of industries.  Mr. Weiss is a member of the Board of Directors of Trenwick America LLC, a private insurance holding company.  From 1997 to 2001, he served as Senior Vice President and General Counsel for National Bancshares Corporation of Texas (AMEX: NBT), which was sold in a $100 million transaction at the end of 2001.  Before that Mr. Weiss was a partner at the law firm of Weil, Gotshal & Manges, LLP in the Business Finance and Restructuring Department, where he practiced for more than 11 years, the last three as a partner.

Mr. Weiss holds a BS in Finance from Babson College (1981) and a JD from South Texas College of Law (1985), and is licensed to practice law in Texas, New York and Florida.  He also holds the series 7, 24 and 63 securities licenses.

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

CODE OF ETHICS

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at [iii] or by mail at: Atlas Mining Company, 110 Greene Street, Suite 1101, New York, New York, 1002. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominees name and qualifications for Board membership and should be addressed in writing to the President, Atlas Mining Company, Suite 1101, 110 Greene St., NY, NY 10012.  There have been no changes in the procedures by which shareholders may recommend candidates for director.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board has determined that John Levy, a director, is an audit committee financial expert as that term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of Nasdaq and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

ITEM 11.                   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND HIGHLY PAID EMPLOYEES

				Option
Name and		Salary	Bonus	Awards	Total
Principal Position	Year	($)	($)	($)(1)	($)

Michael T. Lyon, Interim CEO (2)(3)	2008	$100,417			$100,417

William Jacobson	2008	124,583	- 0 -	- 0 -	124,583
President,	2007	177,083	- 0 -	- 0 -	177,083
CEO(4)(5)

Ronald Price	2008	197,917	- 0 -	- 0 -	197,917
Director,	2007	167,708	51,975	- 0 -	219,683
President, CEO
Nano Clay
Technologies, Inc. (6)

Morris D. Weiss	2008	50,000		- 0 -	50,000
Chief Restructuring Officer (7)(8)

Barbara Suveg	2008	182,070	- 0 -	- 0 -	182, 070
Interim Corporate	2007	132,283	- 0 -	- 0 -	132,283
Secretary, Accountant (9) (10)

Ronald Short	2008	167,070	- 0 -	- 0 -	167,070
Operations	2007	121,713	- 0 -	- 0 -	121,713
Manager
Contract Mining
Division

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

(2)  Mr. Lyon was appointed interim CEO on June 28 for six months. His appointment terminated on December 28, 2008. Initially, the employment contract provided for a monthly salary of $12,500 to serve as President and Chief Executive Officer and the grant of five year options to purchase 50,000 shares at $0.65 per share, the options vesting ratably and monthly over the employment period.  The employment agreement was amended in September, 2008 to provide for a salary of $18,000 per month and options to acquire an additional 25,000 at $0.71 per share, such options vesting ratably and monthly.

(3)  The exercise prices were market as of the day of grant.

(4)  Mr. Jacobson was Chairman at all times during 2007 and during 2008 unto June 30, 2008.  He was CEO and President during the same period except for the period from July 9, 2007 to November 30, 2007.  His employment agreement was in effect at all times.  Mr. Jacobson resigned as Chairman, CEO and president on June 28, 2008.

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

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2008

The following sets forth compensation to Directors in 2008.

Name	Fees Earned or Paid in Cash (1) (2)		Stock Awards (1) (3)		Total ($)

John Levy		$52,000		$148,000		$200,000

Morris D. Weiss		$56,667		$60,000		$116,667

David Taft		$10,000	$	- 0 -		$10,000

William Jacobson	$	- 0 -	$	- 0 -	$	- 0 -

Ronald Price	$	- 0 -	$	- 0 -	$	- 0 -

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

(2) For service of a special committee, Mr. Levy received $160,000 and Mr. Weiss $110,000.

(3) As of December 31, 2008, aggregate stock awards for director-related work were as follows:  Mr. Levy – 95,957 shares; Mr. Weiss - 112,744 shares.

(4) Mr. Weiss also received compensation as an employee.  See Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End

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

EQUITY COMPENSATION PLAN INFORMATION
Plan		Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
	Stock Option Plan (1998)	- 0 -	- 0 -	- 0 -	(1)
	Incentive Stock Option Plan (1997)	- 0 -	- 0 -	- 0 -	(1)

Equity compensation plan not approved by security holders
	2002 Consultant Plan	- 0 -	- 0 -	- 0 -	(2)
	Michael Lyon (3)	75,000	$0.68	- 0 -
	Morris D. Weiss (4)	550,000	$0.70	- 0 -

TOTAL		625,000	$0.70	- 0 -

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

As of July 27 2009, the Company had:

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

Ownership Table

The following table sets forth, as of July 27, 2009, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers specified under Item 12, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 59,215,628 shares of common stock outstanding as of July 27, 2009.

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

The following table sets forth purchases of PIK Notes by Mr. Zeitoun as Manager.

Date of Purchase	Principal Amount	Conversion Price per Share

December 31, 2008	$50,000	$0.35

May 4, 2009	$15,000	$0.50

The closing market prices on the trading day immediately before the purchases were $0.14 and $0.55 per share, respectively.

The following table sets forth purchases of PIK Notes by Material Advisors LLC, of which Mr. Zeitoun is Manager.

Date of Purchase	Principal Amount	Conversion Price per Share

May 8, 2009	$25,000	$0.35

The closing market prices on the trading day immediately before the purchase were $0.25per share.

Set forth Below is information about purchases of 10% PIK Election Notes by IBS Turnaround Fund (QP) and IBS Turnaround Fund (LP).

	Purchaser and Principal Amount
Date of Purchase	IBS Turnaround Fund (QP)	IBS Turnaround Fund (LP)	Conversion Price per Share

December 30, 2008	$360,000	$140,000	$0.35

May 4, 2009	$320,000	$180,000	$0.50

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

Agreement with Ronald Price

On December 12, 2008, Ronald Price resigned as a director of the Company and as an officer and director of one of the Company’s subsidiaries pursuant to the terms of a separation agreement (the “Separation Agreement.  Pursuant to the Separation Agreement, Mr. Price is to render certain cooperation and services.  Pursuant to the Agreement, until March 1, 2009, he was paid amounts equal to the compensation under his employment agreement a subsidiary., which agreement was terminated by the Agreement (at the rate of $200,000 per year). For the period from March 1, 2009 to February 28, 2010, he is being paid $50,000, such amount to be paid in monthly installments of $4,166.67.

Director Independence

The only director s deemed to be independent under the independence standards of Nasdaq and the Enhanced independence standards of Section 10A-3 are Mr. Levy and Mr. Stone.

ITEM 14.                   EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
4.1	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued December 30, 2008	(3)
4.2	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued April 7 – 9, 2009	(4)
4.3	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 1, 2009	(5)
10.1	Dumont Employment Agreement	(6)
10.2	Gaensbauer Employment Agreement	(7)
10.3	Suveg Employment Agreement	(8)
10.4	Lyon Employment Agreement	(9)
10.5	Amendment to Lyon Employment Agreement	(10)
10.6	Compensation arrangements of directors	(11)
10.7	Amendment to compensation arrangements of directors	(12)
10.8	Compensation arrangements of director Taft	(13)
10.9	Consulting Agreement with Morris Weiss	(14)
10.10	Additional Consulting Agreement with Morris Weiss	(15
10.11	Ronald Price separation agreement
10.12	Agreement with Material Advisors LLC	(16)
10.13	Agreement for Appointment of Agent for the Sale of Assets with AAMCOR LLC
10.14	Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation
10.15	Settlement Agreement and Release with Navigators, RSUI Indemnity Company
10.16	Settlement Agreement with William Jacobson
10.17	Settlement Agreement with Robert Dumont
10.18	Terms of private placements of securities	(17)
10.19	Employment Agreement for William Jacobson	(18)
10.20	Employment Agreement for Ronald Price
10.21	Stock Option Plan (1998)	(19)
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

1)	Incorporated by reference to exhibit 3.1 included in the Registrant's Amendment No. 4 to its SB-2, Commission File No. 333-72830, filed with the Commission on June 11, 2002

2)	Incorporated by reference to exhibit 3(ii)(1) included in the Registrant's Current Report on Form 8-K filed April 1, 2008.

3)	Incorporated by reference to exhibits 99.2 and 99.3 included in the Registrant's Current Report on Form 8-K filed January 7, 2009.

4)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed April 10, 2009

5)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 4, 2009.

6)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed July 13, 2007.

7)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on August 15, 2007.

8)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K filed on August 15, 2007.

9)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on July 3, 2008

10)	Incorporated by reference to Item 8.01included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

11)	Incorporated by reference to Item 5.02 (ii) and (iii) included in the Registrant's Current Report on Form 8-K filed on January 17, 2008

12)	Incorporated by reference to Item 8.01 included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

13)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on October 22, 2008

14)	Incorporated by reference to exhibit 99.4 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

15)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

16)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on January 7, 2009

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

PART IV

ITEM 16.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2008 and 2007	F-4 – F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for Years Ended December 31, 2008 and 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-33

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atlas Mining Company:

We have audited the accompanying consolidated balance sheets of Atlas Mining Company (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital that raise s substantial doubts about the Com p any’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007
							Accumulated
							Other	Total
						Accumu-	Comprehensive	Stock-
	Preferred Stock			Common Stock		lated	Income	holders'
	Shares	Amount		Shares	Amount	Deficit	(Loss)	Equity
Beginning Balance,
January 1, 2007	- 0 -	$	- 0 -	51,278,334	$16,087,361	$(12,907,385)	$(4,798)	$3,175,178

Shares issued for redemption of warrants between $0.25 and $0.50 for cash and bonus	- 0 -		- 0 -	323,430	150,858	- 0 -	- 0 -	150,858

Shares issued for cash at $1.35	- 0 -		- 0 -	1,481,482	2,000,001	- 0 -	- 0 -	2,000,001

Shares issued for settlement of debt	- 0 -		- 0 -	4,592	8,633	- 0 -	- 0 -	8,633

Shares issued in conversion of minority interest shares	- 0 -		- 0 -	1,000	- 0 -	- 0 -	- 0 -	- 0 -

Shares issued for options exercised at $0.18 for cash and compensation	- 0 -		- 0 -	833,330	149,999	- 0 -	- 0 -	149,999

Shares issued in cashless exercise of options for compensation	- 0 -		- 0 -	251,426	45,257	- 0 -	- 0 -	45,257

Net change in unrealized gain (loss) on available for sale securities	- 0 -		- 0 -	- 0 -	- 0 -	- 0 -	2,792	2,792

Employee stock-based
compensation	- 0 -		- 0 -	- 0 -	666,002	- 0 -	- 0 -	666,002

Net loss	- 0 -		- 0 -	- 0 -	- 0 -	(1,681,716)	- 0 -	(1,681,716)

Balance, December 31, 2007	- 0 -		- 0 -	54,173,594	19,108,111	(14,589,101)	(2,006)	4,517,004

Shares issued for cash between
$0.50 and $0.60	- 0 -		- 0 -	4,833,333	2,500,000	- 0 -	- 0 -	2,500,000

Shares issued for directors fees
between $0.49 and $0.71	- 0 -		- 0 -	208,701	120,000	- 0 -	- 0 -	120,000

Employee stock based
compensation	- 0 -		- 0 -	- 0 -	427,432	- 0 -	- 0 -	427,432

Net change in unrealized gain (loss) on available for sale securities	- 0 -		- 0 -	- 0 -	- 0 -	- 0 -	540	540

Net loss	- 0 -		- 0 -	- 0 -	- 0 -	(5,420,395)	- 0 -	(5,420,395)

Balance, December 31, 2008	- 0 -	$	- 0 -	59,215,628	$22,155,543	$(20,009,496)	$(1,466)	$2,144,581
The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the year ended
	December 31,
	2008	2007
		Restated
Cash flows from operating activities:
Net loss	$(5,420,395)	$(1,681,716)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	435,622	376,228
Non-cash exercise of warrants for bonus	- 0 -	35,000
Non-cash exercise of options for compensation	- 0 -	45,257
Stock issued for directors services	120,000	- 0 -
Employee stock-based compensation	427,432	666,002
Other non-cash compensation expense	- 0 -	926,000
Gain on revaluation of stock awards	(227,500)	(646,000)
Realized loss on securities available for sale	- 0 -	414
(Gain) loss on disposition of equipment	232,392	(115,497)
Loss on abandonment of equipment	- 0 -	44,406
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(44)	876,355
Accounts receivable – related party	1,618	- 0 -
Mining supplies	- 0 -	2,000
Deposits and prepaids	49,319	(162,002)
Advances	- 0 -	618
Increase (Decrease) in:
Accounts payable and accrued expenses	146,333	108,579
Stock award payable	- 0 -	280,000
Net cash provided (used) by discontinued operations	538,387	(800,181)
Net cash used in operating activities	( 3 , 696 , 836)	(44 , 537)

Cash flows from investing activities:
Purchases of land and land improvements	- 0 -	(28,048)
Purchases of equipment	- 0 -	(1,158,958)
Disposal of land and equipment	- 0 -	195,202
Net cash provided by discontinued operations	98,423	- 0 -
Net cash provided by used in investing activities	98,423	(991,804)

Cash flows from financing activities:
Payments on notes payable	(131,040)	(118,516)
Payments on leases payable	(35,555)	(14,652)
Proceeds from notes payable	161,989	125,948
Proceeds from PIK notes payable	1,000,000	- 0 -
Proceeds from issuance of common stock	2,500,000	2,265,859
Net cash used by discontinued operations	(204,601)	(228,779)
Net cash provided by financing activities	3, 290,793	2, 029,860

Net increase (decrease) in cash	(307,620)	993,519

Cash and cash equivalents at beginning of period	1,210,621	217,102

Cash and cash equivalents at end of period	$903,001	$1,210,621

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

NOTE 2 - GOING CONCERN

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

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2008:
Basic EPS
Net loss to common shareholders	$(5,420,395)	56,40,783	$(0.10)

For the year ended December 31, 2007:
Basic EPS
Net loss to common shareholders	$(1,681,716)	53,504,206	$(0.03)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2008, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

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

Fair Value Measurements

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its short-term investments measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2		Level 3		Total

Investment security, available for sale	$5,426	$	- 0 -	$	- 0 -	$5,426

Total	$5,426	$	- 0 -	$	- 0 -	$5,426

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

	Years Ended December 31,
	2008	2007
Unrealized Losses
Gross accumulated unrealized losses	$(1,466)	$(2,006)
Adjustment from deferred tax assets	- 0 -	- 0 -
Net accumulated unrealized gains (losses)	$(1,466)	$(2,006)

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 -  NOTES AND LEASES PAYABLE

NOTES

Notes payable are detailed in the following schedules as of December 31, 2008 and 2007:

	December 31,		December 31,
	2008		2007

Note payable to an insurance company due in monthly installments of $2,875, including interest at 5.75%. The note matures in April 2008	$	- 0 -	$8,474

Note payable to a company due in monthly installments of $1,605, including interest at 17.10%. The note matures in April 2009 and is collateralized by equipment.		- 0 -	27,691

Note payable to two insurance companies due in monthly installments, including interest at 8.60%. The notes mature in July and May 2009 and 2008.		115,836	84,887

Total Notes Payable		115,836	121,052
Less: Current Portion		(115,836)	(111,571)

Total Long-Term Liabilities	$	- 0 -	$9,481

Future minimum principal payments on notes payable are as follows:

2009	$115,836
Total	$115,836

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

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

2009	$61,800
2010	61,800
2011	61,800
2012	11,591
Total Minimum Lease Payments	186,551
Less: Amount Representing Interest	(26,782)
Present Value of Net Minimum Lease Payments	159,769
Current Net Minimum Lease Payments	(41,004)
Long-Term Net Minimum Lease Payments	$118,765

The following is an analysis of the leased property under capital leases by major classes:

	December 31,
Classes of Property	2008		2007

Mining Equipment	$	- 0 -	$651,161
Vehicles		- 0 -	78,373
Other		286,088	286,088
Less: Accumulated Depreciation		(78,333)	(164,114)
Total assets under capital lease		$207,755	$851,508

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

NOTE 9 -  OPTIONS TO PURCHASE COMMON STOCK

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
December 31, 2008 and 2007

NOTE 9 -  OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

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
December 31, 2008 and 2007

NOTE 9 - OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  30th day of September 2009 .

ATLAS MINING COMPANY

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	September 30, 2009
John F. Levy

/s/ DAVID TAFT	Director	September 30, 2009
David Taft

/s/ MORRIS D. WEISS	Director	September 30, 2009
Morris D. Weiss

/s/ ANDRE ZEITOUN	Director	September 30, 2009
Andre Zeitoun