Form 10-Q/A
period 2009-06-30
ATLAS MINING CO
filed 2009-10-02
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q /A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

ATLAS MINING COMPANY AND SUBSIDIARY

SECONDS QUARTER 2009 REPORT ON FORM 10-Q /A

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
	Explanatory Note
		3
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	4 - 5

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the six Months Ended June 30, 2009 and 2008	6 - 7

	Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	8 - 9

	Condensed Notes to the Consolidated Financial Statements (unaudited)	10 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26 - 27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures

Certification Under Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

Atlas Mining Company (“the Company”) is filing this form 10-Q/A to include in its Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2009 modifications made to the Consolidated Statements of Operations and certain additional disclosures made to Note 6 – Convertible Debt.  In connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications.  This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing.  Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-Q.

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
							For the Period
							January 1, 2009
							(Beginning of
							Exploration
	For the three months ended			For the six months ended			Stage)
	June 30,			June 30,			Through
	2009		2008	2009		2008	June 30, 2009
			(Restated)			(Restated)

REVENUES	$	- 0 -	$ - 0 -	$	- 0 -	$ - 0 -	$ - 0 -

COST OF SALES		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

Gross Profit (Loss)		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

OPERATING EXPENSES:
Exploration costs		352,685	293,028		555,617	758,496	555,617

General & administrative		1,232,472	514,658		2,399,025	1,388,346	2,399,025
Disposition of vehicle		- 0 -	(8,220)		- 0 -	(8,220)	- 0 -
Total Operating Expenses		1,585,157	799,466		2,954,642	2,138,622	2,954,624

Net Operating Income (Loss)		(1,585,157)	(799,466)		(2,954,642)	(2,138,622)	(2,954,642)

OTHER INCOME (EXPENSE):
Interest income		18	385		26	25,103	26
Interest expense		(78,750)	- 0 -		(107,917)	(85)	(107,917)
Sale of clay samples		6,000	- 0 -		6,000	- 0 -	6,000
Refund of insurance premium		- 0 -	- 0 -		13,489	- 0 -	13,489
Refund of overpayments of prior year payables		1,373	- 0 -		1,373	- 0 -	1,373
Gain (loss) on revaluation of stock awards		(91,000)	(28,000)		(122,500)	52,500	(122,500)
Special investigation fees and expenses		- 0 -	(740,972)		- 0 -	(1,022,096)	- 0 -
Total Other Income (Expenses)		(162,359)	(768,587)		(209,529)	(944,578)	(209,529)

Loss from exploration stage, before income taxes		(1,747,516)	(1,568,053)		(3,164,171)	(3,083,200)	(3,164,171)

Provision (benefit) for income taxes		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage Before Discontinued Operations		(1,747,516)	(1,568,053)		(3,164,171)	(3,083,200)	(3,164,171)

Net income (loss) from discontinued operations		(142,461)	250,721		(189,628)	785,225	(189,628)

Net loss from exploration stage after discontinued operations		(1,889,977)	(1,317,330)		(3,353,799)	(2,297,975)	(3,353,799)

Add: Net loss attributable to the noncontrolling interest		14	- 0 -		29	- 0 -	29

Net Loss Attributable to Atlas Mining Company		$(1,889,963)	$(1,317,330)		$(3,353,770)	$(2,297,975)	$(3,353,770)

Earnings Per Share - Basic and Diluted:
Net loss per share before discontinued operations attributable to Atlas Mining Company common shareholders		$(0.04)	$(0.03)		$(0.06)	$(0.06)	$(0.06)
Discontinued operations attributable to Atlas Mining Company common shareholders		(0.00)	0.01		(0.00)	0.02	(0.00)
Net Loss Per Share Attributable to Atlas Mining Company common shareholders		$(0.04)	$(0.02)		$(0.06)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding, basic and diluted		59,284,121	54,663,066		59,275,796	54,437,580	59,275,796

Amounts Attributable to Atlas Mining Company common shareholders:
Net loss from exploration stage after income taxes		$(1,747,516)	$(1,568,053)		$(3,164,171)	$(3,083,200)	$(3,164,170)
Discontinued operations, net of tax		(142,461)	250,271		(189,628)	785,225	(189,628)
Net Loss		$(1,889,977)	$(1,317,330)		$(3,353,799)	$(2,297,975)	$(3,353,798)

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

				For the Period
				January 1, 2009
				(Beginning of
	For the six months ended			Exploration Stage)
	June 30,			Through
	2009		2008	June 30, 2009
			(Restated)
Cash Paid For:
Interest		$232,898	$46,406	$232,898
Income Taxes	$	- 0 -	$ - 0 -	$ - 0 -

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q /A and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K /A for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

As of June 30, 2009, the Company recorded $107,917 in interest expense, $16,042 of this was accrued at June 30, 2009.

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

Within thirty days after the date on which the articles of incorporation of the Company are amended so that there are sufficient shares of Common Stock so that all outstanding 10% Convertible Notes may be converted, the Company is obligated to file a registration statement for (i) the shares of Common Stock of the Company issued or issuable upon the conversion of the Notes; and (ii) all shares of Common Stock of the Company issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, all such shares of Common Stock described in clause (i)) that the holder requests to be included in the registration statement (the securities described in (i) and (ii) being Register-able Securities”).

If (i) a registration statement is not filed on a timely basis as required or (ii) after its effective date, such registration statement ceases for any reason to be effective and available for more than an aggregate of 40 trading days (which need not be consecutive) (any such failure or breach being referred to as an “Event,” and for purposes of clause (i) the date on which such Event occurs, or for purposes of clause (ii) the date which such 40 trading day-period is exceeded, being referred to as “Event Date”), then in addition to any other rights the holders may have hereunder or under applicable law, on each such Event Date, and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate amount of the principal and accrued interest of the 10% Convertible Note that was converted and has not theretofore been sold. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event, except in the case of the first Event Date

The Company will have no obligation to file a registration statement or to keep it effective or to make any payments in the event  (a) the holder is not an affiliate and the securities then registered or proposed to be registered to be registered may be sold without registration under the Securities Act of 1933 (“Securities Act”) pursuant to Rule 144 under the Securities Act and (b) the holder is an affiliate and the register-able securities then registered or proposed to be registered to be registered may be sold in a three month period without registration under the Securities Act pursuant to Rule 144 under the Securities Act.

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
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 8 – OPTIONS TO PURCHASE COMMON STOCK

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the period ended June 30, 2009 is as follows:

	June 30, 2009
		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of period	625,000	$0.70
Granted	- 0 -	- 0 -
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at end of period	625,000	$0.70
Exercisable at end of period	625,000	$0.70

A summary of the status of the options outstanding at June 30, 2009 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.65 - $0.71	75,000	4.00 years	$0.69	75,000	$0.69
$0.70	550,000	4.33 years	$0.70	550,000	$0.70
	625,000			625,000

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

Issuance of Wells Notice
On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of this quarterly report on Form 10-Q /A brings the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue.  The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Issuance of Wells Notice
On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of this quarterly report on Form 10-Q /A brings the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue.  The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q /A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q /A fairly present, in all material respects, Atlas Mining Company’s financial condition as of June 30, 2009 and December 31, 2008, and results of its operations and cash flows for the quarters ended June 30, 2009 and 2008, in conformity with United States generally accepted accounting principles (GAAP).

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

Issuance of Wells Notice
On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of this quarterly report on Form 10-Q /A brings the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue. The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

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

ATLAS MINING COMPANY

Dated: September 30 , 2009	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: September 30, 2009	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer