Form 10-K/A
period 2008-12-31
ATLAS MINING CO
filed 2009-10-09
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 2)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A (Amendment No. 2) or any amendment to this Form 10-K/A (Amendment No. 2) .

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARIES
YEAR 2008ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 2)
TABLE OF CONTENTS

	PART I	Page(s)

Item 1.	Business	4 - 7

Item 1A.	Risk Factors	8 - 10

Item 1B.	Unresolved Staff Comments	11

Item 2.	Properties	11 - 12

Item 3.	Legal Proceedings	13 - 14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

	PART II

Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	15 - 17

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17 – 24

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A.	Controls and Procedures	25 - 26

Item 9B.	Other Information	26

	PART III

Item 10.	Directors and Executive Officers and Corporate Governance	27 – 31

Item 11.	Executive Compensation	31– 35

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36 – 40

Item 13.	Certain Relationships and Related Transactions, and Director Independence	40 – 42

Item 14.	Exhibits	43 – 44

Item 15.	Principal Accounting Fees and Services	45

	PART IV
Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	F-1 – F-34

PREFATORY NOTE

Atlas Mining Company (“the Company”) is filing this form 10-K/A (Amendment No. 2) to include in its Annual Report on Form 10-K for the year ended December 31, 2008 certain modifications made to Management’s Report On Internal Controls Over Financial Reporting under Item 9A, Report of Independent Registered Public Accounting Firm and the presentation of the Company’s Consolidated Statement of Cash Flows.  In connection with the filing of this Form 10-K/A (Amendment No. 2) and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications. This Form 10-K/A (Amendment No. 2) has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing.  Accordingly, this Form 10-K/A (Amendment No. 2) should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K.

On January 11, 2008, a Special Committee of the Board of Directors was appointed to review and investigate the conduct of our prior management and any issues arising therefrom.  The Special Committee reported its findings to the staff of the Securities and Exchange Commission (“SEC”) in July 2008 and issued a press release summarizing its findings in August 2008.  The Special Committee concluded that it was necessary to restate the financial statements and to file amended Quarterly Reports of Form 10-Q for the fiscal quarters ended, March 31 and June 30, 2007.  It was necessary to file the amended reports, the quarterly reports for the fiscal quarters ended September 30, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, and the annual report for the year ended December 31, 2007 before this Annual Report on Form 10-K/A (Amendment No. 2) could be filed.

Financial statements for the three months ended March 31, June 30 and September 30, 2008 and the year ended December 31, 2008 were not released prior to the filing of this report.

Generally speaking the narrative portions of this 10-K/A (Amendment No. 2) speak as of December 31, 2008 unless otherwise noted.  In this connection it should be noted that:

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A (Amendment No. 2) contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled “1A. RISK FACTORS.”

PART I

ITEM 1.                      BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

Atlas Mining Company was incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again.  During the years ended December 31, 2008 and 2007, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. Historically, the Company’s contract mining operation have been its sole source of revenue and income

We operated a contract mining business under the trade name Atlas Fausett Contracting (“AFC”). AFC was engaged in exploration and mine development as well as preparatory work such as site evaluation, feasibility studies, trouble-shooting and consultation.  AFC's projects included all types of underground mine development, rehabilitation and diamond drilling.  At December 31, 2008, we discontinued our contract mining efforts due to economic conditions and the desire to concentrate our efforts on commercializing the halloysite clay deposit at the Dragon Mine.  There are no plans to resume contract mining activities.

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

PROCESSING

The resource at the Dragon Mine is a mixture of a number of minerals including, but not limited to, halloysite, kaolinite and alunite.  During 2005 and 2006, the Company invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate tubular halloysite from non-halloysite material.   The plant utilized an air-based processing technique.  This method was ultimately deemed inadequate for the mineralogy of the Dragon Mine resource.  As of the date of the filing of this Annual Report of Form 10-K/A (Amendment No. 2) , we have engaged an internationally recognized geological consulting firm to develop a more appropriate processing system for the mine’s resource.

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

WE HAVE RECORDED MINIMAL INCOME FOR OUR EXPLORATION/DEVELOPMENT ACTIVITIES, AND MAY DO SO IN THE FUTURE.

Through December 31, 2008, and as of the filing date of this 10-K/A (Amendment No. 2) , the Dragon Mine had produced minimal income from mining activities.  Additionally, we as a company had not yet generated any profit.  As of December 31, 2008 and as of the filing date of this 10-K/A (Amendment #2) , it was not clear whether we’ll be able to commercially develop the Dragon Mine.  If we do not commercialize the mine, our ability to continue our business operations may be jeopardized.

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

We have no information whether the properties can be commercially exploited and no information as to the amount or quality of the minerals on the properties.  As of December 31, 2008, and as of the date of the filing of this 10-K/A (Amendment No. 2) , we have no plans to exploit any of the mining properties.

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

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a material weakness in a high risk process and a number of significant deficiencies in high to low risk processes within high risk areas of financial statement control and, accordingly, we have concluded that of December 31, 2008 our internal controls over financial reporting were ineffective.   Despite the existence of the material weakness and the significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K/A (Amendment No. 2) filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2008 in all material respects.

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

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Andre Zeitoun	36	Chief Executive Officer, President and Director since January 200 9	President, Chief Executive Officer and Director of Company
David A. Taft	51	Director since October 2008	President, IBS Capital LLC
Morris Weiss	50	Director since January 2008	Managing Director Investment Banking at MDB Capital Group
John Levy	53	Director since January 2008	CEO of Board Advisory
Christopher T. Carney	38	Officer since February 2009	Interim Chief Financial Officer of Company

(1)  The directors are elected to serve until the next annual meeting of shareholders. Officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

BACKGROUND OF OFFICERS AND DIRECTORS

Andre Zeitoun, Chief Executive Officer, President, Director.  Mr. Zeitoun is manager of Material Advisors LLC which provides managerial services to the Company pursuant to a Management Agreement entered into as of January 1, 200 9 and effective for a two - year period. Mr. Zeitoun was elected as a director and as CEO pursuant to the terms of the Management Agreement.

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

Director Independence

The only directors deemed to be independent under the independence standards of Nasdaq and the Enhanced independence standards of Section 10A-3 are Mr. Levy and Mr. Stone.

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

PART IV

ITEM 16.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2008 and 2007	F-4 – F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for Years Ended December 31, 2008 and 2007	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-34

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital that raises substantial doubts about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2008		2007
			Restated

REVENUES	$	- 0 -	$ - 0 -

COST OF SALES		- 0 -	- 0 -

Gross Profit		- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration costs		1,356,659	2,396,792

General & administrative		3,118,588	2,892,004
Disposition of land and equipment		232,392	(115,497)
Loss on abandonment of equipment		- 0 -	44,406
Total Operating Expenses		4,707,639	5,217,705

Net Operating Loss		(4,707,639)	(5,217,705)

OTHER INCOME (EXPENSE):
Interest income		25,977	56,873
Interest expense		(85)	(20,744)
Gain on revaluation of stock awards		227,500	646,000
Realized loss on securities available for sale		- 0 -	(414)
Special investigation fees and expenses		(1,479,279)	- 0 -
Other income (expense)		(1,056)	15,000
Bad debt		(281,163)	(179,145)
Total Other Income (Expenses)		(1,508,106)	517,570

Loss before income taxes		(6,215,745)	(4,700,135)
Provision (benefit) for income taxes		- 0 -	- 0 -
Minority interest in loss		- 0 -	- 0 -

Net Loss Before Discontinued Operations		(6,215,745)	(4,700,135)

Net income from discontinued operations		795,350	3,018,419

Net Loss After Discontinued Operations		$(5,420,395)	$(1,681,716)

Per Share Information (Basic and Diluted):
Net loss per share before income taxes		$(0.11)	$(0.09)
Provision (benefit) for income taxes, per share		(- 0 -)	(- 0 -)
Minority interest, per share		(- 0 -)	(- 0 -)
Net loss per share before discontinued operations		(0.11)	(0.09)
Income per share from discontinued operations		0.01	(0.06)
Net Loss Per Share After Discontinued Operations		$(0.10)	$(0.03)
Weighted Average Shares Outstanding		56,340,783	53,504,206
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

ATLAS MINING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the year ended
	December 31,
	2008	2007
		Restated
Cash flows from operating activities:
Net loss	$(5,420,395)	$(1,681,716)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	435,622	376,228
Non-cash exercise of warrants for bonus	- 0 -	35,000
Non-cash exercise of options for compensation	- 0 -	45,257
Stock issued for directors services	120,000	- 0 -
Employee stock-based compensation	427,432	666,002
Other non-cash compensation expense	- 0 -	926,000
Gain on revaluation of stock awards	(227,500)	(646,000)
Realized loss on securities available for sale	- 0 -	414
(Gain) loss on disposition of equipment	232,392	(115,497)
Loss on abandonment of equipment	- 0 -	44,406
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(44)	876,355
Accounts receivable – related party	1,618	- 0 -
Mining supplies	- 0 -	2,000
Deposits and prepaids	49,319	(162,002)
Advances	- 0 -	618
Increase (Decrease) in:
Accounts payable and accrued expenses	146,333	108,579
Stock award payable	- 0 -	280,000
Net cash provided (used) by discontinued operations	538,387	(800,181)
Net cash used in operating activities	(3,696,836)	(44,537)

Cash flows from investing activities:
Purchases of land and land improvements	- 0 -	(28,048)
Purchases of equipment	- 0 -	(1,158,958)
Disposal of land and equipment	- 0 -	195,202
Net cash provided by discontinued operations	98,423	- 0 -
Net cash provided by used in investing activities	98,423	(991,804)

Cash flows from financing activities:
Payments on notes payable	(131,040)	(118,516)
Payments on leases payable	(35,555)	(14,652)
Proceeds from notes payable	161,989	125,948
Proceeds from PIK notes payable	1,000,000	- 0 -
Proceeds from issuance of common stock	2,500,000	2,265,859
Net cash used by discontinued operations	(204,601)	(228,779)
Net cash provided by financing activities	3,290,793	2,029,860

Net increase (decrease) in cash	(307,620)	993,519

Cash and cash equivalents at beginning of period	1,210,621	217,102

Cash and cash equivalents at end of period	$903,001	$1,210,621

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
December 31, 2008 and 2007

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8 th day of October 2009.

ATLAS MINING COMPANY

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	October 8 , 2009
John F. Levy

/s/ DAVID TAFT	Director	October 8 , 2009
David Taft

/s/ MORRIS D. WEISS	Director	October 8 , 2009
Morris D. Weiss

/s/ ANDRE ZEITOUN	Director	October 8 , 2009
Andre Zeitoun

/s/ EVAN STONE	Director	October 8 , 2009
Evan Stone

F-