Form 10-Q
period 2009-09-30
ATLAS MINING CO
filed 2009-11-13
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS INC.
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(208) 556-1181
(Issuer’s Telephone Number, Including Area Code)

Former name, former address, and former fiscal year, if changed since last report:                                         ATLAS MINING COMPANY

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of September 30, 2009 was 59,284,121.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)

THIRD QUARTER 2009 REPORT ON FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION
		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3 - 4

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	5 - 6

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2009 and 2008	7 - 8

	Condensed Notes to the Consolidated Financial Statements (unaudited)	9 - 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	19 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26 - 27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures

Certification Under Sarbanes-Oxley Act of 2002

 PART I.                    FINANCIAL INFORMATION

 ITEM 1.                    CONSOLIDATED FINANCIAL STATEMENTS

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Current Assets
Cash and cash equivalents	$1,137,215	$903,001
Accounts receivable	- 0 -	44
Investments – available for sale	4,445	5,426
Deposits and prepaids	41,669	282,306

Total Current Assets	1,183,329	1,190,776

Property, Plant and Equipment
Land and tunnels	523,729	523,729
Land improvements	94,029	91,835
Buildings	445,197	445,197
Mining equipment	354,493	389,492
Milling equipment	99,855	99,855
Laboratory equipment	75,968	75,968
Office furniture and equipment	37,522	37,962
Vehicles	77,563	65,763
Less: Accumulated depreciation	(364,876)	(287,040)

Total Property, Plant and Equipment	1,343,480	1,442,761

Other Assets
Refund receivable from discontinued operations activities	41,925	- 0 -
Assets from discontinued operations being held for sale	983,319	1,872,577

Total Other Assets	1,025,244	1,872,577

TOTAL ASSETS	$3,552,053	$4,506,114

The accompanying condensed notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Current Liabilities
Accounts payable and accrued liabilities	$1,473,551	$741,885
Stock awards payable	315,000	52,500
Current portion of notes payable	- 0 -	115,836
Current portion of capital leases payable	13,554	41,004

Total Current Liabilities	1,802,105	951,25

Long-Term Liabilities
Long-term portion of capital leases payable	28,660	118,765

Total Long-Term Liabilities	28,660	118,765

Other Liabilities
Convertible debt	4,141,874	1,000,000
Liabilities from discontinued operations	112,752	239,128

Total Other Liabilities	4,254,626	1,239,128

TOTAL LIABILITIES	6,085,391	2,309,118

Commitments & Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $1.00 par value, 10,000,000 shares authorized non-cumulative, non-voting, non-convertible,
none issued or outstanding	- 0 -	- 0 -
Common stock, no par value, 60,000,000 shares authorized,
59,284,121 and 59,215,628 shares issued and outstanding,
respectively	22,247,490	22,155,543
Accumulated deficit prior to exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(4,821,237)	- 0 -
Accumulated other comprehensive loss	(2,447)	(1,466)
Total Atlas Mining Company
stockholders’ equity (deficit)	(2,585,690)	2,144,581
Non-controlling interest	52,352	52,415
Total Stockholders’ Equity (Deficit)	(2,533,338)	2,196,996

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,552,053	$4,506,114

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
							For the Period
							January 1, 2009
							(Beginning of
							Exploration
							Stage)
	For the Three Months Ended			For the Nine Months Ended			Through
	September 30,			September 30,			September 30,
	2009		2008	2009		2008	2009
			(Restated)			(Restated)

REVENUES	$	- 0 -	$ - 0 -	$	- 0 -	$ - 0 -	$ - 0 -

COST OF SALES		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

GROSS PROFIT		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

Operating (Income) Expenses:
Exploration costs		300,159	300,970		855,776	1,068,466	855,776
General & administrative		1,097,795	923,783		3,496,820	2,339,424	3,496,820
Total Operating Expenses		1,397,954	1,224,753		4,352,596	3,047,890	4,352,596
Net Operating Loss		(1,397,954)	(1,224,753)		(4,352,596)	(3,047,890)	(4,352,596)

Other Income (Expenses)
Interest income		76	523		102	25,626	102
Interest expense		(116,338)	- 0 -		(224,255)	(85)	(224,255)
Sale of clay samples		- 0 -	- 0 -		6,000	- 0 -	6,000
Refund of insurance premium		297	- 0 -		13,786	- 0 -	13,786
Special investigation fees and expenses		- 0 -	(441,804)		- 0 -	(1,436,605)	- 0 -
Net proceeds from legal settlement		193,913	- 0 -		193,913	- 0 -	193,913
Loss on impairment of assets		(10,889)	- 0 -		(10,889)	- 0 -	(10,889)
Gain (loss) on revaluation of stock awards		(140,000)	63,000		(262,500)	115,500	(262,500)
Total Other Income (Expense)		(72,941)	(378,281)		(283,843)	(1,295,564)	(283,843)

Loss from exploration stage,
before income taxes		(1,470,895)	(1,603,034)		(4,636,439)	(4,703,454)	(4,636,439)

Provision (Benefit) for Income Taxes		- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage Before Discontinued Operations		(1,470,895)	(1,603,034)		(4,636,439)	(4,703,454)	(4,636,439)

Net income (loss) from discontinued operations, net of income tax		4,830	(109,289)		(184,798)	684,156	(184,798)

Net loss from exploration stage after discontinued operations		(1,466,065)	(1,712,323)		(4,821,237)	(4,019,298)	(4,821,237)

Add: Net loss attributable to the non-controlling interest		33	- 0 -		62	- 0 -	62

Net Loss Attributable to Atlas Mining Company		$(1,466,032)	$(1,712,323)		$(4,821,175)	$(4,019,298)	$(4,821,175)

Earnings Per Share - Basic and Diluted:
Net loss per share before discontinued operations attributable to Atlas Mining Company common shareholders		$(0.03)	$(0.03)		$(0.08)	$(0.09)	$(0.08)
Discontinued operations attributable to Atlas Mining Company common shareholders		0.00	0.00		0.00	0.02	0.00
Net Loss Per Share Attributable to Atlas Mining Company Common Shareholders		$(0.03)	$(0.03)		$(0.08)	$(0.07)	$(0.08)

Weighted Average Shares Outstanding, basic and diluted		59,284,121	57,178,672		59,278,852	55,351,503	59,278,852

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
			Exploration
			Stage)
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2009	2009
		(Restated)

Net Loss	$(4, 821,175)	$(4,019,298)	$(4, 821,175)

Other Comprehensive Loss:
Change in market value of investments	(981)	540	(981)

Comprehensive Loss	(4,822,156)	(4,018,758)	(4,822,156)

Comprehensive loss attributable to the non-controlling interest	- 0 -	- 0 -	- 0 -

Net Comprehensive Loss	$(4,822,156)	$(4,018,758)	$(4,822,156)

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
			Exploration
			Stage)
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(4,821,175)	$(4,019,298)	$(4,821,175)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Depreciation	92,737	329,441	92,737
Convertible debt issued for interest expense	91,875	- 0 -	91,875
Stock issued for directors fees	10,000	80,000	10,000
Valuation of options for compensation	81,947	400,519	81,947
(Gain) loss on revaluation of stock awards	262,500	(115,500)	262,500
Gain on sale of equipment	(11,111)	(8,220)	(11,111)
Loss on disposition of equipment	159,249	5,173	159,249
Loss on impairment of assets	10,889	- 0 -	10,889
Uncollectible notes receivable	- 0 -	281,163	- 0 -
Change in Operating Assets and Liabilities:
(Increase) decrease in:
Accounts receivable	44	612,666	44
Accounts receivable – related party	- 0 -	1,618	- 0 -
Deposits and prepaids	240,637	218,350	240,637
Advances	- 0 -	881	- 0 -
Increase (decrease) in:
Accounts payable and accrued expenses	612,501	(55,656)	612,501
Convertible debt interest	119,164	- 0 -	119,164
Net Cash Used by Operating Activities	(3,150,743)	(2,268,863)	(3,150,743)

Cash Flows from Investing Activities:
Purchases of equipment	(14,775)	- 0 -	(14,775)
Net Cash Used by Investing Activities	(14,775)	- 0 -	(14,775)

Cash Flows from Financing Activities:
Payments on notes payable	(115,836)	(126,389)	(115,836)
Payments on capital leases payable	(117,555)	(178,041)	(117,555)
Proceeds from notes payable	- 0 -	49,500	- 0 -
Proceeds from issuance of convertible debt	3,150,000	- 0 -	3,150,000
Proceeds from issuance of common stock	- 0 -	2,500,000	- 0 -
Net Cash Provided by Financing Activities	2,916,609	2,245,070	2,916,609

Net Cash Provided by Discontinued Operations	483,123	383,917	483,123

Increase (Decrease) in Cash	234,214	(36,691)	234,214

Cash and Cash Equivalents, Beginning of Period	903,001	1,210,621	903,001

Cash and Cash Equivalents, End of Period	$1,137,215	$1,173,930	$1,137,215

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(continued)
					For the Period
					January 1, 2009
					(Beginning of
					Exploration
					Stage)
	For the Nine Months Ended				Through
	September 30,				September 30,
	2009		2008		2009

Cash Paid For:
Interest		$51,724		$57,346	$51,724
Income Taxes	$	- 0 -	$	- 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment financed through leasing	$	- 0 -		$16,908	$ - 0 -

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K/A for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At December 31, 2008, the Company had accumulated deficits prior to the exploration stage of $20,009,496, in addition to limited cash and unprofitable operations. For the nine months ended September 30, 2009 and 2008, the Company sustained net losses before discontinued operations $4,636,439 and $4,703,454, respectively, and has an accumulated deficit from exploration stage of $4,636,439 at September 30, 2009.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

Operating results for the nine months period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The consolidated financial information as of December 31, 2008 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

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
September 30, 2009 and 2008

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

Impairment of Assets
The Company adopted guidance provided by the Financial Accounting Standards Board (“FASB”) with regards to the impairment of long-lived assets.  Such guidance requires management to review fixed assets periodically to ensure that the carrying or book value of the asset does not exceed the asset’s fair value.  During the nine months ended September 30, 2009, the Company determined that certain mining equipment with a net book value of $10,889 would be impaired to $0 as such equipment no longer met underground safety requirements.

Non-controlling Interests in Consolidated Financial Statements
On January 1, 2009, the Company adopted guidance provided by the Financial Accounting Standards Board with regards to accounting for the non-controlling interest of a subsidiary.  Such guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary.  The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  In addition, the guidance includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest at September 30, 2009.  There have been no material affects to the Company’s financial statements due to the adoption of this guidance.

Stock-Based Compensation
The Company recognizes compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements.  Accordingly, compensation expense of $81,947 and $400,519 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended September 30, 2009 and 2008, respectively.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
During May 2009, the FASB issued ASC 855, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events”).  ASC 855 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855 is effective for interim and annual periods ending after September 15, 2009 and must be applied prospectively.  The Company adopted the provisions of ASC 855 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on the financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009.  All other literature will be considered non-authoritative after the effective date of the Codification. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  The Company has adopted the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2009. This will not have an impact on the results of the Company.

Subsequent Events
The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC. For the financial statements as of and for the periods ending September 30, 2009, this date was November 11, 2009, the date that the financial statements were available for issuance.

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

Under guidance provided by the FASB, the Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets and liabilities at September 30, 2009 and December 31, 2008 attributed to the discontinued operation are as follows:

	September 30,	December 31,
	2009	2008
Accounts receivable	$41,925	$336,237
Mining supplies	- 0 -	40,544
Property and equipment	983,319	1,495,796
Total assets from discontinued operations	$1,025,244	$1,872,577

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Liabilities at September 30, 2009 and December 31, 2008 attributed to the discontinued are as follows:

	September 30,	December 31,
	2009	2008
Accounts payable and accrued liabilities	$7,650	$105,468
Leases payable	105,102	133,660
Total liabilities from discontinued operations	$112,752	$239,128

Income (loss) from discontinued operations for the periods ended September 30, 2009 and 2008 was calculated as follows:

For the nine months ended September 30,	2009	2008
Income (loss) from discontinued operations	$(184,798)	$684,156
Income tax liability	- 0 -	- 0 -
Net income (loss) from discontinued operations	$(184,798)	$684,156

For the three months ended September 30,	2009	2008
Income (loss) from discontinued operations	$4,830	$(109,289)
Income tax liability	- 0 -	- 0 -
Net income (loss) from discontinued operations	$4,830	$(109,289)

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382 a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

The Company has issued certain options that represent shares in excess of shares authorized for issuance.  These options have been recorded as a liability on the balance sheet, titled stock awards payable.  The Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.  For the nine months ended September 30, 2009, the Company realized a loss on the revaluation of stock awards totaling $262,500, compared to the nine months ended September 30, 2008 during which a gain of $115,500 was realized.  At September 30, 2009 and December 31, 2008, the value of all outstanding stock awards was $315,000 and $52,500, respectively.

NOTE 6 – CONVERTIBLE DEBT

On December 30, 2008, the Company sold $1,000,000 of 10% Convertible Notes (“Notes”) due December 15, 2018.  The Notes convert into common stock at $0.35 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the Notes.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

On April 7 and April 8, 2009, the Company sold, in aggregate, $1,500,000 of 10% Convertible Notes (“Notes”) due December 15, 2018.  The Notes convert into common stock at $0.35 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the Notes.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 6 – CONVERTIBLE DEBT (CONTINUED)

In May 1, 2009, the Company sold $1,350,000 of 10% Convertible Notes (“Notes”) due December 15, 2018.  The Notes convert into common stock at $0.50 per share.  The principle is due December 15, 2018 subject to earlier acceleration or conversion of the Notes.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

On July 29, 2009, the Company entered into an agreement to sell to an accredited investor $200,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (“Notes’) at a conversion price of $0.65 per share (“Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing June 15, 2009.

As of September 30, 2009, the Company recorded $223,791 of accrued and unpaid interest expense associated with the Convertible Notes.  At June 15, 2009, approximately $92,000 of this interest expense was converted into additional PIK-Election Convertible Notes due 2018.  The remainder of the interest expense in currently included as part of accrued expenses.

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

On June 15, 2009, the holders of convertible exercised the PIK option that made it such that accrued interest payable on that date was converted to additional convertible debt in lieu of payment in cash.  At September 30, 2009, the total liability attributed to Convertible Notes outstanding was $4,141,874.

On October 26, 2009, the Company entered into an agreement to sell to accredited investors $2,000,000 principal amount of Series 10%  PIK-Election Convertible Notes due 2018 (the “Notes’) at a conversion price of $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal of the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing December 15, 2009.

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 6 – CONVERTIBLE DEBT (CONTINUED)

If (i) a registration statement is not filed on a timely basis as required or (ii) after its effective date, such registration statement ceases for any reason to be effective and available for more than an aggregate of 40 trading days (which need not be consecutive) (any such failure or breach being referred to as an “Event,” and for purposes of clause (i) the date on which such Event occurs, or for purposes of clause (ii) the date which such 40 trading day-period is exceeded, being referred to as “Event Date”), then in addition to any other rights the holders may have hereunder or under applicable law, on each such Event Date, and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate amount of the principal and accrued interest of the 10% Convertible Note that was converted and has not theretofore been sold. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event, except in the case of the first Event Date.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $1.00 par value per share.  At September 30, 2009 and December 31, 2008, no shares of preferred stock were outstanding.

In October 2009, as a result of a shareholders meeting, the par value of preferred stock changed to $0.001, and the terms of the preferred stock changed to be determined by the board of directors.

Common Stock
The Company is authorized to issue 60,000,000 shares of common stock, no par value per share.  At the periods ended September 30, 2009 and December 31, 2008, 59,284,121 and 59,215,628 shares were issued and outstanding, respectively.

For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

During the nine months ended September 30, 2009, the Company issued 68,493 shares of restricted stock at a price of $0.15 per share for director fees for a fair value of $10,000.

On October 25, 2009, as a result of a shareholders meeting, authorized capital was increased to 120,000,000 shares common, and a par value of $0.001 was approved.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners, and the effect of the changes in the equity attributable to the Company.

				Atlas Mining Company Shareholders
	Total	Comprehensive Income (Loss)		Accumulated Deficit During the Exploration Stage		Accumulated Deficit Prior to the Exploration Stage	Accumulated Other Comprehensive Loss	Common Stock	Non- controlling Interest
Beginning balance	$2,196,996	$	- 0 -	$	- 0 -	$(20,009,496)	$(1,466)	$22,155,543	$52,415
Stock issued for services	10,000							10,000
Employee based stock compensation	81,947							81,947
Comprehensive income:
Net loss	(4,821,300)		(4,821,237)		(4,821,237)				(63)
Other comprehensive loss, net of tax:
Change in market value of investments	(981)		(981)				(981)

Ending balance	$(2,533,338)		$(4,822,156)		$(4,810,347)	$(20,009,496)	$(2,447)	$22,247,490	$52,352

NOTE 8 – OPTIONS TO PURCHASE COMMON STOCK

A summary of the status and changes of the options granted under the Company’s 1998 Non-qualified Stock Option Plan and other agreements for the period ended September 30, 2009 is as follows:

	September 30, 2009
		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of period	625,000	$0.70
Granted	125,000	0.70
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at end of period	750,000	$0.70
Exercisable at end of period	625,000	$0.70

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 8 – OPTIONS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options outstanding at September 30, 2009 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.65 - $0.71	75,000	4.00 years	$0.69	75,000	$0.69
$0.70	675,000	4.33 years	$0.70	550,000	$0.70
	750,000			625,000

Accordingly, compensation expense of $81,947 and $382,849 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the total compensation cost of $31,250 for unvested shares is expected to be recognized over the next year on a weighted average basis.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

LITIGATION
Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section.  Guidance provided by the FASB states that, when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.

Issuance of Wells Notice
On March 6, 2009, the Company was informed that the Securities and Exchange Commission had issued a formal order of investigation of facts with respect to possible violations of the securities laws by the Company and its officers, directors and affiliates for the period of August 2002 through 2006. On July 7, 2009, the staff of the Commission sent the Company a "Wells Notice," which is a notice that the staff intends to recommend to the Commission that enforcement proceedings be commenced against the Company for violations of registration provisions of Section 5 of the Securities Act, the reporting provisions of Section 13(a) of the Securities Exchange Act and the rules thereunder as well as Rule 12b-20, and the internal control provisions of Section 13(b)(2) of the Securities Exchange Act.  The Wells Notice also referenced section 12(j) of the Securities Exchange Act, which would involve deregistration.  However, the Company committed to the staff that it would bring the Company current in its Section 13(a) filings and the filing of the quarterly report for the period ended June 30, 2009 on Form 10-Q/A brought the Company current.  The staff indicated that if the Company were current it would not make a recommendation related to Section 12(j), and the Company believes that this filing has mooted the issue.  The Company is cooperating with the investigation and has submitted an offer of settlement to the staff.

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During the three months ended September 30, 2009, the Company received $750,000 of insurance proceeds related to the settlement of a class action lawsuit.  Approximately $556,087 of these proceeds were applied toward legal costs related to the settlement.  The net effect of the insurance proceeds and related costs are presented as $193,913 of other income in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

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

ATLAS MINING COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009 and 2008

NOTE 10 – SUBSEQUENT EVENTS

On October 26, 2009, the Company entered into an agreement to sell to accredited investors $2,000,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes’) at a conversion price of $1.00 per (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year commencing December 15, 2009.  See Note 6.

On October 27, 2009, the shareholders of the Company voted at the Company’s 2009 Annual Meeting of Shareholders to elect John Levy, David A. Taft, Morris D. Weiss, Andre Zeitoun, and Evan D. Stone as directors for a one-year term.

On October 27, 2009, the requisite majority of shareholders of the Company voted at the Company’s Annual Meeting of Shareholders to (1) reincorporate the Company in the State of Delaware and (2) amend the Company’s Certificate of Incorporation to:

•	change the name of the Company from “Atlas Mining Company” to “Applied Minerals, Inc.”

•	increase the authorized number of shares of common stock from 60,000,000 to 120,000,000.

•	provide that the Board of Directors may determine the terms of and authorize issuance of preferred stock (up to 10,000,000 shares authorized by the Certificate of Incorporation).

•	provide that the number of directors may be fixed from time to time by resolution of the Board of Directors pursuant to a resolution.

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

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration expenses for the nine months ending September 30, 2009 and 2008 were $855,776 and $1,068,466, respectively, on the halloysite clay property.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates since the end of our 2008 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see “Note 3 – Summary of Significant Accounting Policies” included in this Report and “Note 3 – Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

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

Impairment of Assets
We adopted guidance provided by the Financial Accounting Standards Board (“FASB”) with regards to the impairment of long-lived assets.  Such guidance requires management to review fixed assets periodically to ensure that the carrying or book value of the asset does not exceed the asset’s fair value.  During the nine months ended September 30, 2009, we determined that certain mining equipment with a net book value of $10,889 would be impaired to $0 as such equipment no longer met underground safety requirements.

Stock-Based Compensation
We recognize compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. The estimated fair value of grants of stock options and warrants to nonemployees is charged to expense, if applicable, in the financial statements.  Accordingly, compensation expense of $81,947 and $400,519 has been recognized for vesting of options to employees and directors in the accompanying statements of operations for the periods ended September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

During May 2009, the FASB issued ASC 855, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events”).  ASC 855 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which we have evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855 is effective for interim and annual periods ending after September 15, 2009 and must be applied prospectively.  We adopted the provisions of ASC 855 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP.  The standard is effective for interim and annual periods ending after September 15, 2009.  All other literature will be considered non-authoritative after the effective date of the Codification. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system.  We have adopted the new Codification when referring to GAAP in our quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2009.  This will not have an impact on the results of our Company.

RESULTS OF OPERATIONS

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations in December 2008 and classified them as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any revenue and, as such, the Company generated no revenue or gross profit for the three and nine months ended September 30, 2009 and 2008.

Total operating expenses for the three months ending September 30, 2009 were $1,397,954 compared to $1,224,753 for the same period ending 2008, an increase of $173,201 or 14.1%.  The increase was due primarily to a $174,012, or 18.8%, increase in general and administrative expense.

Exploration costs during the quarter were flat versus the same period in 2008.  The majority of our exploration expenses during both quarters were related to work conducted by a geological consulting firm engaged by the Company to both produce a resource survey of the Dragon Mine and develop a mineral processing system.

The increase in general and administrative expense during the quarter was driven primarily by the incurrence of legal expenses related to a class action lawsuit, the implementation of certain corporate governance infrastructure, costs related to the restatement of certain of our SEC filings, and fees paid to Material Advisors, a management consulting firm engaged in January 2009 to operate the Company’s business.

Net loss from continuing operations for the three-month period ending September 30, 2009 was $1,470,895 compared to $1,603,034 for the comparable period in September 2008, a decrease of $132,139 or 8.2%.  The decrease in loss in continuing operations was due primarily to a $441,804 decline in fees and expenses related to a special investigation that ended in August 2008 and the recognition of $193,913 of net proceeds related to the resolution of a class action lawsuit brought against the Company.  The decline was partially offset by a $174,012 increase in general and administrative expense, a $116,338 increase in interest expense related to certain convertible notes issued between December 2008 and July 2009 and a $140,000 increase in the revaluation of stock awards to previous management.

Net income from discontinued operations for the three months ended September 30, 2009 was $4,830 compared to a net loss of $109,289 for the comparable period in 2008.  The $114,119 increase was primarily due both to the absence of operational losses experienced during the comparable period in 2008 related to the Company’s contract mining operation that was discontinued in December 2008 and income related to an insurance refund recognized during the three months ended September 30, 2009.

Total operating expenses for the nine-month period ending September 30, 2009 were $4,352,596 compared to $3,047,890 for the same period ending 2008, an increase of $1,304,706 or 42.8%.  The increase was due primarily to a $,1,157,396 or 49.5%, increase in general and administrative expense, partially offset by a $212,690, or 19.9%, decline in exploration costs.

The decrease in exploration and development costs during the quarter was driven primarily by a decline in underground exploration activity partially offset by the incurrence of expenses related to work conducted by a geological consulting firm engaged by the Company to both produce a resource survey of the Dragon Mine and develop a mineral processing system.

The increase in general and administrative expense during the quarter was driven primarily by the incurrence of legal expenses related a class action lawsuit, costs associated with the implementation of certain corporate governance infrastructure, costs related to the restatement of certain of our SEC filings and fees paid to Material Advisors LLC, a management consulting firm engaged in January 2009 to operate the Company’s business.

Net loss from continuing operations for the nine months September 30, 2009 was $4,636,439 compared to $4,703,454 for the comparable period in September 2008, a decrease of approximately $67,015 or 1.4%.  The decrease was due primarily to a $212,690 reduction in exploration costs, a $1,436,605 decrease in special investigation fees and expenses, and the recognition of $193,913 of net proceeds related to the resolution of a class action lawsuit brought against the Company.  These benefits were partially offset by a $1,157,396 increase in general and administrative expense, a $224,170 increase in interest expense, a $10,889 loss related to the impairment of certain assets, and a $262,500 loss on the revaluation of stock awards provided to previous management versus $115,500 gain recognized during the comparable period in 2008.

The decrease in exploration costs for the nine months ended September 30, 2009 versus the comparable period in 2008 was due primarily to decline in underground exploration activity, partially offset by expenses related to the engagement of a geological consulting firm engaged by the Company to both produce a resource survey of the Dragon Mine and develop a mineral processing system.

The decline in special investigation fees for the nine months ended September 30, 2009 versus the comparable period in 2008 resulted from the conclusion of the investigation in August 2008.  The special investigation was conducted by a committee formed by the Board of Directors to (i) review and investigate the conduct of our prior management and any issues arising therefrom and (ii) review and evaluate our business, financial condition, assets, strategy, prospects and management and recommend to the Board of Directors various alternatives to improve our performance and prospects.  The investigation was completed in August 2008 and resulted in the elimination of any further related expense.

The recognition of $193,913 of net proceeds from a legal settlement is related to the resolution of a class action lawsuit brought against the Company.  Details of the settlement were disclosed via a Form 8-K filed with the SEC on July 9, 2009.

The increase in general and administrative expense for the nine months ended September 30, 2009 versus the comparable period in 2008 was driven primarily by the incurrence of legal expenses related to a class action lawsuit, the implementation of certain corporate governance infrastructure, and fees paid to Material Advisors, a management consulting firm engaged in January 2009 to operate the Company’s business.

The increase in interest expense for the nine months ended September 30, 2009 versus the comparable period in 2008 was related to the issuance of $4,050,000 face value of 10% PIK Convertible Notes due 2018 between December 2008 and July 2009.  The notes are convertible into the common shares of the Company at prices ranging between $0.35 and $0.65 per share.

The decline in the gain on the revaluation of stock awards during the quarter is related to the increase in the price of the Company’s common shares that were awarded to former CEO, Robert Dumont, and former Executive Vice President, John Gaensbauer.

Net loss from discontinued operations for the nine months ended September 30, 2009 was $184,798 compared to net income of $684,156 for the comparable period in 2008.  The $868,954 decline in net income was due primarily to the absence of any income from the Company’s contract mining operation discontinued in December 2008.

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

The Company has incurred material recurring losses from operations. At December 31, 2008, the Company had accumulated deficits prior to the exploration stage of $20,009,496, in addition to limited cash and unprofitable operations. For the nine months ended September 30, 2009 and 2008, the Company sustained net losses before discontinued operations of $4,636,439 and $4,703,454.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $3,150,743 during the nine months ended September 30, 2009 versus $2,268,863 used during the comparable period in 2008.  The $881,880 increase in cash used during the period was due primarily to an increase in net loss of $801,877 and a reduction in depreciation expense, partially offset by an increase in cash generated through working capital.

Cash used by investing activities during the nine months ended September 30, 2009 was $14,775 versus $ 0 during the comparable period in 2008.  During the nine months ended September 2009, the Company used $14,775 to purchase new equipment related to the exploration of its Dragon Mine.  During the comparable period in 2008, all equipment related purchases and dispositions were related to discontinued operations.

Cash generated by financing activities was $2,916,609 during the nine months ended September 30, 2009 versus $2,245,070 during the comparable period in 2008.  The $671,539 difference was due primarily to a $650,000 increase capital raised through the sale of equity-related securities during the period.

Net cash generated from discontinued operations during the nine months ended September 30, 2009 was $483,123 versus $383,917 in the comparable period of 2008.  The $99,206 difference was due primarily to proceeds generated through the sale of certain equipment of the discontinued contract mining operation.

At September 30, 2009, the Company had, as part of its long-term liabilities, $4,141,874 face value of 10% Convertible PIK Notes due December 2018.  The Company may sell similar notes in the future to raise cash to fund its operations.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of September 30, 2009, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Atlas Mining Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Atlas Mining Company believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Atlas Mining Company’s financial condition as of September 30, 2009 and December 31, 2008, and results of its operations and cash flows for the period ended September 30, 2009 and 2008, in conformity with United States generally accepted accounting principles (GAAP).

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2009, we sold stock in a transaction not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During July 2009, the Company sold to accredited investors $200,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $0.65 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.

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

APPLIED MINERALS INC.

Dated: November 13, 2009	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 13, 2009	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer