Form 10-K/A
period 2008-12-31
Applied Minerals, Inc.
filed 2010-02-05
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 3)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on the last sales price on the pink sheets on that date, was approximately $___________.  The number of shares of the registrant’s common stock, no par value per share, outstanding as of December 31, 2009 was ___________.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PREFATORY NOTE

Applied Minerals, Inc. (company was formerly known as Atlas Mining Company) (“the Company”) is filing this form 10-K/A (Amendment No. 3) to include correct certifications required by Rule 13a-14(a)

ITEM 14.                      EXHIBITS

Exhibit
Number	Description of Exhibit

31.3	Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.4	Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of February 2010.

Applied Minerals, Inc

By:
Andre Zeitoun
Chief Executive Officer

By:
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Director	February 4, 2010
John F. Levy

	Director	February 4, 2010
David Taft

	Director	February 4, 2010
Morris D. Weiss

	Director	February 4, 2010
Andre Zeitoun

	Director	February 4, 2010
Evan Stone

Exhibit 31.3

Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act

I, Andre Zeitoun, certify that:

1.	I have reviewed this 10-K/A (Amendment No. 3) of Applied Minerals, Inc. for the period ended December 31, 2008;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

i.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

ii.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

iii.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

iv.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

i.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

February 4, 2010

/Andre Zeitoun    /__
Andre Zeitoun
Principal Executive Officer

Exhibit 31.4

Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act

I, Christopher T. Carney, certify that:

1.	I have reviewed this 10-K/A (Amendment No. 3) of Applied Minerals, Inc. for the period ended December 31, 2008;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

i.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

ii.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

iii.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

iv.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

i.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

ii.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

February 4, 2010

/Christopher T. Carney /__
Christopher T. Carney
Principal Financial Officer