Form 10-Q/A
period 2009-06-30
Applied Minerals, Inc.
filed 2010-02-05
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
(AMENDMENT NO. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

ATLAS MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

PREFATORY NOTE

Applied Minerals, Inc. (company was formerly known as Atlas Mining Company) (“the Company”) is filing this form 10-Q/A (Amendment No. 2) to include correct certifications required by Rule 13a-14(a)

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
Evan Stone

Exhibit 31.3

Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act

I, Andre Zeitoun, certify that:

1.	I have reviewed this 10-Q/A (Amendment No. 2) of Applied Minerals, Inc. for the period ended June 30, 2009;

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

February 4, 2010

/Andre Zeitoun    /__
Andre Zeitoun
Principal Executive Officer

Exhibit 31.4

Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act

I, Christopher T. Carney, certify that:

1.	I have reviewed this 10-Q/A (Amendment No. 2) of Applied Minerals, Inc. for the period ended June 30, 2009;

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