Form 10-Q/A
period 2009-09-30
Applied Minerals, Inc.
filed 2010-02-05
CIK 8328

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
Evan Stone

Exhibit 31.3

Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act

I, Andre Zeitoun, certify that:

1.	I have reviewed this 10-Q/A (Amendment No. 1) of Applied Minerals, Inc. for the period ended September 30, 2009;

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

February 4, 2010

____/Andre Zeitoun    /__
Andre Zeitoun
Principal Executive Officer

Exhibit 31.4

Amended certification pursuant to Rule 13a-14 of the Securities Exchange Act

I, Christopher T. Carney, certify that:

1.	I have reviewed this 10-Q/A (Amendment No. 1) of Applied Minerals, Inc. for the period ended September 30, 2009;

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

February4, 2010

/Christopher T. Carney /__
Christopher T. Carney
Principal Financial Officer