Form 10-K
period 2009-12-31
Applied Minerals, Inc.
filed 2010-03-31
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009

Commission file number: 000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Ste 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)
(800) 356-6463
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	NO	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES	NO	X

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 29, 2010, based on the last sales price on the OTC Bulletin Board on that date, was approximately $58,616,335.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of December 31, 2009 was 69,781,351.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.  With the exception of such portions of the 2010 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

2

APPLIED MINERALS, INC. AND SUBSIDIARY
YEAR 2009 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.                      BUSINESS

HISTORY AND DEVELOPMENT OF THE  COMPANY

Applied Minerals, Inc. (“the Company”), formerly known as Atlas Mining Company, was incorporated in the state of Idaho in 1924 and reincorporated in the state of Delaware on October 30, 2009.  The Company was originally formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again.  During the years ended December 31, 2008 and 2007, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. Historically, the Company’s contract mining operation have been its sole source of revenue and income.

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

The activities at our Dragon Mine property, located in Juab County, Utah, were suspended in October 2007 when previous management determined that both a resource survey and an appropriate processing facility were needed before the property could be successfully commercialized.  In 2008, a geological consulting firm was hired by us to both carry out a detailed geological review of the property and develop an appropriate method by which to process the mineral resource.  Geological work has been completed on certain parts of the property and continues on others.

Beginning in 2009, we began processing material from the mine and distributing samples to potential customers as part of a preliminary marketing program.  In November 2009, we signed a Memorandum of Understanding with KaMin Performance Minerals LLC (“KaMin”) upon which a binding toll manufacturing contract is to be developed.

The Dragon Mine property contains halloysite, kaolinite, alunite and other minerals located underground and in waste piles that are the result of previous mining operations.   The geological resource survey being conducted on the Dragon Mine has involved both the assessment of the cores of an extensive borehole drill program and the analysis of samples taken from the five waste piles located at the mine site.  The survey has included X-ray diffraction analysis to determine the levels of halloysite, kaolinite and other minerals found in the resource.  Initial studies have indicated that conventional processing may be used to separate the halloysite and kaolinite fractions from alunite and other minerals found in the resource.  The geology of the deposit shows alterations of feldspar identified along side the presence of monzanite, halloysite and kaolinite.  Purer halloysite found at the mine has been identified along side the presence of iron ore.  The morphology of the halloysite identified at the Dragon Mine, as determined by Scanning Electron Microscopy (“SEM”) analysis, demonstrates the existence of both lath-like and tubular formations.  The kaolinite present at the Dragon Mine has been determined to possess a highly crystalline structure.

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

Halloysite clay has been identified as a value-added filler for use in polymer-based nanocomposites.  The global nanocomposites market is expected to grow to $4.0 billion by 2015.  According to BCC Research, clay-filled nanocomposites are expected to represent 47% of the nanocomposites market by 2010.  The U.S. Department of the Navy, represented by the Naval Research Lab (NRL”), has patented a technology that provides for the controlled release of active agents using inorganic tubules such as halloysite clay.  In February 2010, The Department of the Navy gave us notice that it intends to license to us a revocable, nonassignable, co-exclusive license to practice the (i) field of use of building materials which means the use of halloysite microtubules for the elution of any and all substances from them as a biocide and (ii) the field of use of paint which means the use of halloysite microtubules for the elution of any and all substances in paints, sealers, fillers, varnishes, shellac, polyurethane coatings, and any and all “paint-like” coatings applied in liquid form to any and all surfaces for the beautification or protection of surfaces in structures or components thereof, including but not limited to, buildings, marine structures (including boats), furniture and other normally "painted" materials in the United States.  We believe both the building products and paint industries provide attractive market opportunities in which to utilize the licenses described above.  The U.S. Navy has also patented a technology that permits a controlled release of an active agent as an anti-scaling treatment for environments such as oil wells, an application opportunity we are considering pursuing.

In 2009, the Company entered into a development agreement with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (LaTech).  The scope of the agreement includes, among other things, the development of the Dragon Mine halloysite as part of an anti-corrosion paint application in addition to the development of other emerging applications.  In 2009, the Company entered into a consulting agreement with Amit Dharia, PhD, President of Transmit Technology Group, LLC of Austin, TX.  Dr. Dharia has over 23 years of experience in the plastics industry focused primarily on R&D and new product development.  Dr. Dharia is advising the Company with regard to its pursuit of opportunities within the polymer composite market.

Processed clay samples have been distributed to potential customers who have requested halloysite and/or halloysite-kaolinite mixtures.  A number of advanced applications to which the Company plans to market its mineral resource are currently using plate-like structured clays that must undergo expensive exfoliation process to achieve proper functionality.  The tubular morphology of the Dragon Mine resource does not require such an exfoliation process to achieve similar or, in many instances, greater functionality.

In addition to certain advanced applications previously mentioned, we believe the Dragon Mine resource may also be marketed to certain established, low-tech applications such as, but not limited to, fine porcelain, bone china, high-performance advanced technical ceramics, paint fillers, suspension agents, animal feed, cement hardeners, and food and pharmaceutical additives.  Markets, such as fine porcelain and bone china, would likely require the Dragon Mine clay resource be processed for increased brightness and reduced presence of titanium whereas applications, such as a cement hardener, would require a relatively unprocessed version of the Dragon Mine resource.  Management, as part of its overall business strategy, will continually assess the economic feasibility of pursuing these markets.

Management believes that both existing and potential applications that utilize the Dragon Mine resource will require varying grades of clay to satisfy the unique technical requirements of each application.  Some applications may require pure halloysite, composed of tubular and/or lath-shaped particles while other applications may require a grade of clay consisting of a specific halloysite-kaolinite ratio.  The determination of the appropriate grade of clay will likely require significant technical cooperation between the Company and the developer of the related application.  As previously mentioned, the Company signed a Memorandum of Understanding with KaMin upon which a binding toll manufacturing contract is to be developed.

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

From 1949 through 1976, Filtrol Corporation operated the Dragon Mine.  To the best of our knowledge, Filtrol mined approximately 1.35 million tons of clay valued at approximately $50 million for use as an input for a petroleum-cracking catalyst product.  The mine was idle from 1977 until we leased it in 2001.  We purchased the property for $500,000 in 2005.

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

Our exploration expenses for the period ending December 31, 2009 and 2008 were $1,299,753 and $1,356,659 respectively, on the halloysite clay project.

In December 2008 we entered into a Management Agreement with Material Advisors LLC (“Manager”), a management services company, to provide services including, but not limited to, the development of the Dragon Mine and the marketing of its halloysite clay deposit.

PROCESSING

The resource at the Dragon Mine is a mixture of a number of minerals including, but not limited to, halloysite, kaolinite and alunite.  During 2005 and 2006, the Company invested in the development of a processing plant at the site of the Dragon Mine that was designed to separate tubular halloysite from non-halloysite material.   The plant utilized an air-based processing technique.  This method was ultimately deemed inadequate for the mineralogy of the Dragon Mine resource.  As of the date of the filing of this Annual Report on Form 10-K, we signed a Memorandum of Understanding with KaMin upon which a binding toll manufacturing contract is to be developed.

MARKETING AND SALES EFFORTS

From March 2006 until December 2008, Ronald Price was a director of Applied Minerals, Inc. and the President and CEO of NanoClay & Technologies, Inc., our wholly owned subsidiary focused on the marketing of our halloysite resource.  He distributed samples of Dragon Mine halloysite to a number of companies.  Only one sale of $900 was made during his tenure.  See “Litigation” for information regarding the NaturalNano transaction in 2004 and the restatement related to this transaction that was recognized in 2006.  The NanoClay & Technologies, Inc. subsidiary was administratively dissolved in December 2008.  Beginning in 2009, current management began contacting and distributing samples of the Dragon Mine resource material to companies that have expressed a commercial interest in the material.  As the date of this report, management continues to focus on these marketing efforts.

GOVERNMENTAL REGULATION

DRAGON MINE

Utah requires a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, Chapter 40).  As of December 31, 2009, we had such a license.  We have conducted, and may continue to conduct, exploration activities at the Dragon Mine.  The Utah Department of Natural Resources sets the guidelines for Exploration, and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5.  We have received the proper permit from them.  We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for this property and report as required to this agency.  We currently have a permit that allows for small mining operations at the Dragon Mine and are in the process of obtaining a permit that will allow us to conduct large mining operations at the property.

EMPLOYEES

As of December 31, 2009, Applied Minerals, Inc. and its subsidiaries had 12 employees.  None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we considered our labor relations to be excellent.

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

ABILITY TO CONTINUE TO OPERATE AS A GOING CONCERN

At December 31, 2009 and 2008, the Company had accumulated deficits of $26,775,696 and $20,009,496, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2009 and 2008, the Company sustained net losses before discontinued operations of $6,701,498 and $6,215,745, respectively. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis. Management's plans in this regard are to raise equity financing as required.  There are no assurances we will be able to obtaining financing on acceptable terms if at all.

NO REVENUE HAS BEEN GENERATED FROM THE SALE OF HALLOYSITE CLAY

Through December 31, 2008, our only source of revenues from operations, with minor exceptions, has been the Contract Mining business.  The Contract Mining business was closed on December 31, 2008 and will not be restarted.  The Company generated no revenue from the sale of halloysite clay in 2009 and one cannot assume that any revenue will be generated from the sale of halloysite clay in 2010 or beyond.

COMMERCIALIZATION OF THE DRAGON MINE

Through October 2007, we were engaged in the commercialization of the Dragon Mine clay deposit, located in the state of Utah.  Such activities were suspended in October 2007 when previous management determined that the lack of both a detailed resource analysis and an adequate mineral processing system would prevent a successful commercialization of the mine.   In 2008, the Company engaged the services of an internationally recognized geological consulting firm to both conduct a detailed assessment of the Dragon Mine and develop an adequate processing system.  At the time of the completion of this report, the geological work on the Dragon Mine was still ongoing and we signed a Memorandum of Understanding with KaMin upon which a binding toll manufacturing contract is to be developed.  If a commercial source of clay is not identified or a definitive agreement with KaMin is not reached, the Company’s ability to achieve commercial success would be materially impaired.  Additionally, the Company’s inability to obtain a permit for the allowance of large mining operations at its Dragon Mine property could materially impair its ability to successfully commercialize the property.

WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.

We have experienced annual operating losses since our reactivation in September 1997.  As of December 31, 2009, we had an accumulated deficit of $26,775,696.  We cannot assure that our proposed products, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profit margins.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

Exploration operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Exploration operations are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.  We require various permits from government bodies for exploration operations to be conducted including a large mine permit from the state of Utah.  We cannot assure you that such permits will be received.  No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  Management is aware of the necessity of obtaining proper permits prior to conducting any exploration activity.

FAIR MARKET VALUE

We have recorded our properties and equipment held for sale at what we believe to be fair market value.  We are actively seeking to sell such properties and equipment.  There can be no assurance we can sell such properties and equipment at the value recorded, if at all.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

Our common stock is not quoted on any exchange or on NASDAQ, and no other exemptions currently apply. Therefore, the SEC "penny stock" rules govern the trading in our common stock.  Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. Generally, brokers subject to the "penny stock" rules when effecting transactions in our securities may be less willing to comply with the “penny stock rules.”  This may make it more difficult for investors to dispose of our common stock.

SEC CEASE AND DESIST ORDER

On December 22, 2009, the Securities and Exchange Commission entered a cease and desist order against us.  We consented to the order without admitting the facts recited in the SEC’s order.  The summary section in the Commission’s order said that the proceeding arose from repeated registration violations, internal control deficiencies, and inaccurate and untimely financial filings.  Specifically, from 2002 through late 2005, we improperly issued millions of shares of our common stock that purportedly had been registered with the Commission on Forms S-8 and/or SB-2.  This misconduct allowed stock promoters and us to reap illicit profits by reselling our stock to investors who had been denied legally mandated disclosures.  In late 2007, we announced our intention to restate our financial statements for the periods 2004 through 2006 when these improper stock issuances and other potential issues came to light.  When we filed our restated financial statements in the Summer of 2009, we reported the correction of numerous errors in our past filings, including errors related to its improper S-8 and SB-2 stock issuances, and acknowledged longstanding material weaknesses in our internal controls, including the lack of effective oversight and monitoring of the financial reporting and accounting functions by past management.

The cease and desist order ordered us to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act, and Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder.

The cease and desist order was entered pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934.  Any violation of the order would expose us to the remedies available to the SEC, including accounting, disgorgement, monetary, and other remedies.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                     PROPERTIES

PRINCIPAL OFFICE

As of the date of this filing, the primary corporate office was located at 110 Greene Street, Suite 1101, New York, N.Y., 10012.  We also rent office space at 630 East Mullan Avenue #D, Osburn, Idaho 83849.

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

From 1950 through 1977, the Dragon Mine was operated by Filtrol Corporation.  To the best of our knowledge, the mineral mined at the property was used primarily as an input of a petroleum-cracking product.  The property was idle from 1977 until 2001 when we entered into a lease on the property.

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

In 2008, the Company engaged the services of an internationally recognized geological consulting firm to both conduct a detailed assessment of the Dragon Mine and develop an adequate processing system.  At the time of the filing of this report, the work of the consulting firm was ongoing.  In 2009, the Company signed a Memorandum of Understanding with KaMin upon which a binding toll manufacturing contract is to be developed.

PROPERTIES HELD FOR SALE

Shoshone County, ID

We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. We have no information whether the properties can be commercially exploited and no information as to the amount or quality of the minerals that may exist at the property.  At December 31, 2009, this property was classified as held for sale.  We are actively seeking to sell our properties in Idaho, however, we cannot provide any assurances that we will be able to do so.

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

Securities Litigation

The Company, certain of its directors and former officers and employees, its prior auditor, Chisolm, Bierwolf & Nilson, LLC, and NanoClay & Technologies, Inc., its defunct, wholly owned subsidiary, are defendants in a class action filed on October 11, 2007 In Re Atlas Mining Company Securities Litigation pending in the United States District Court for the District of Idaho, Civil Action No. 07-428-N-EJL(D. Idaho) (the “Class Action”). The Class Action was filed on behalf of purchasers of the Company’s publicly traded common stock during the period January 19, 2005 through October 8, 2007.  The First Amended Complaint (“Complaint”) alleges that the Company damaged purchasers by making material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings regarding the extent of the halloysite deposit on Company property, the availability and quality of halloysite for sale, and claimed sales of halloysite.  The Complaint also alleges that the Company improperly manipulated reported earnings with respect to purported halloysite sales and misrepresentations by the individual defendants as to its financial statements.  The plaintiffs seek remedies under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 thereunder and for violations of Section 20(a) of the Exchange Act.

On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action Under the terms of the Class Action Settlement Agreement the Company will pay plaintiffs $1,250,000 (which includes fees to plaintiff’s counsel), to be funded by the proceeds of an insurance policy issued by Navigators Insurance Co.(as provided below), in exchange for release of all claims against the Company, NanoClay & Technologies, Inc., and William T. Jacobson, Robert Dumont, Ronald Price and Barbara Suveg (the “Individual Defendants”).  The Company will also fund up to $75,000 to fund expenses in connection with notification to class members. The Class Action Settlement Agreement is the settlement agreement contemplated by the Memorandum of Understanding (“MOU”) described in its prior response and the terms of it are consistent with the terms of such MOU. The Settlement Agreement is subject to a number of conditions including successful completion of confirmatory due diligence by the lead plaintiffs and final court approval.

Insurance Litigation

Atlas Mining Company v. Navigators Insurance Company et al.
Our complaint, filed in federal district court in Idaho, seeks coverage (“Coverage Claim”) for claims in connection with the securities litigation described above under (A) a primary $5,000,000 D&O liability insurance policy issued by Navigators Insurance Company (“Navigators”) on October 1, 2007 (“Navigators $5,000,000 Policy), and (B) a $5,000,000 excess D&O liability policy issued by RSUI Indemnity Company (“RSUI”) effective October 1, 2007.  The Company has asserted claims for declaratory judgment, specific performance, and breach of contract, as well as claims alleging bad faith, against Navigators and RSUI.  The Company also has asserted claims of negligence and fraud against a broker involved with the alleged issuance of the policies.  This case was removed to federal court.  Navigators, RSUI, and the broker are vigorously defending the lawsuit and have filed answers in federal court, arguing in part that such policies are not effective and pleading other affirmative defenses, such as accord and satisfaction.

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

Forbearance Agreement

The Company and certain of its former officers were defendants in a class action In Re Atlas Mining Company Securities Litigation (the “Class Action”), whose settlement has been approved by the court.  As an accommodation to facilitate the settlement of the Class Action, the following persons (the “Forbearing Shareholders”) entered into a Forbearance Agreement whereby they agreed not to submit claims for damages relating to shares that they own or control and that would otherwise eligible to participate in the settlement: David Taft; The IBS Turnaround (QP) Fund (A Limited Partnership), the IBS Turnaround Fund (A Limited Partnership), The IBS Opportunity Fund (BVI), Ltd.  (the prior three hereafter collectively “IBS”); Andre Zeitoun (the Company’s CEO), Chris Carney (the Company’s Interim CFO), and Eric Basroon (an employee of Material Advisors LLC).  The Forbearance Agreement provided that:

In consideration for the forbearance and release, relinquishment, and discharging set forth above, the Company, by and through the disinterested directors, may, in its sole discretion, choose to provide an amount of compensation to the Forbearing Shareholders that it determines in its business judgment is appropriate.  Compensation provided to Forbearing Shareholders shall not exceed the amount to which the Forbearing Shareholders would be entitled if they were Settling Class Members who submitted claims and were compensated under the Plan of Allocation.

Prior to the time that the Forbearing Shareholders entered into the Forbearance Agreement, certain members of the Board of Directors, without taking formal action as a Board, acknowledged that the Forbearing Shareholders were accommodating the Company in a manner not required and should be compensated “as if” they had submitted claims as class members in the Settlement and this acknowledgement was communicated to the Forbearing Shareholders.

The Board subsequently appointed a committee of disinterested directors to determine whether compensation should be paid, the amount of any such compensation, and whether to pay compensation in cash or Common Stock.   The committee consists of John Levy, Morris Weiss, and Evan Stone.

On March 29, 2010, the committee adopted resolutions designed to treat the Forbearing Shareholders as if they had participated in the settlement.

To achieve this goal, damages of each Forbearing Shareholder were computed using the formula for determining damages in the Class Action.  Damages per share are lesser of $0.84 or the difference between the purchase price and $0.80.  The damages for each Forbearing Shareholders are approximately as follows:  Taft - $0; IBS - $3,564,657; Zeitoun - $479,411; Carney - $231,735; and Basroon - $89,250.   The aggregate damages for all of the Forbearing Shareholders are approximately $4,365,053.

The amount payable as compensation to the Forbearing Shareholders in the aggregate will be an amount equal to the Net Settlement Fund in the Class Action (approximately $800,000) multiplied by the fraction in which the numerator is the aggregate damages of the Forbearing Shareholders and the denominator is the sum of (i) the aggregate damages of the Forbearing Shareholders and (ii) the dollar amount of claims actually submitted by shareholders against the Net Settlement Fund in the Class Action (this amount is different form the total damages of all shareholders other than the Forbearing Shareholders).

The deadline for submitting claims in the Class Action is May 6, 2010, so the amount that will be payable to the Forbearing Shareholders will not be known until that time.  The amount payable to the Forbearing Shareholders varies depending on the dollar amount of claims actually submitted in the Class Action, the higher the dollar amount of claims submitted in the Class Action, the lower the amount payable to the Forbearing Shareholders.  By way of example, if no claims at all were submitted by shareholders in the Class Action, the amount payable to all of the Forbearing Shareholders would be $800,000; if $3,000,000 in claims are submitted in the Class Action, the amount payable to the Forbearing Shareholders would be $474,136.

In order to minimize the amount payable to the Forbearing Shareholders, the committee of disinterested directors has determined to take action prior to May 6, 2010 to increase the dollar amount of claims submitted by shareholders in the Class Action.

The committee of disinterested directors has determined that compensation to the Forbearing Shareholders will be paid in Common Stock of the Company.  The shares will be valued at the market price of the Company’s Common Stock as of the closing price on the first date on which the distribution agent in the Class Action sends or delivers distributions from the Net Settlement Fund to shareholders who have submitted claims.

If the Forbearing Shareholders had not entered into the Forbearance Agreement, they believe that the Company may not have been able to settle the Class Action on the favorable terms that it did.  The damages suffered by the Forbearing Shareholders, based on an estimate of total damages provided by counsel to the plaintiffs in the Class Action, represented a majority of the total damages of the class.  The plaintiff’s counsel required a representation by the Company that any damages paid by the Company to the Forbearing Shareholders not exceed amounts granted to the class.  The Forbearing Agreement had the effect of making the entire Net Settlement Fund available to other shareholders.  The Forbearing Shareholders believe that if they did not enter into the Forbearance Agreement, plaintiffs would have insisted on a significantly higher settlement amount and this in all likelihood would have forced the Company to raise additional capital by selling stock at, what they believed to be, unfavorable terms at the time.

PART II

ITEM 4.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices for Our Common Stock

Through mid December 2007, our common stock was quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”).  After that date, our common stock was quoted on the pink sheets under the symbol “ALMI” through November 2009.  Presently, our common stock is quoted on the OTCBB under the symbol “AMNL.”  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The source of the year 2008 information was found at http://www.stockhouse.com and the year 2009 information was found at http://www.pinksheets.com and http://www.otcbb.com.

	Year 2009		Year 2008
	High	Low	High	Low
First Quarter	$0.30	$0.17	$0.80	$0.53
Second Quarter	$0.69	$0.24	$0.53	$0.78
Third Quarter	$0.90	$0.42	$0.73	$0.45
Fourth Quarter	$0.94	$0.55	$0.47	$0.135

Record Holders

As of December 31, 2009, there were approximately 1,545 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.  Since we have become a reporting company, we have never declared or paid any cash dividend on our common stock.

Dividends

Since we became a reporting company in 1999, we have never declared or paid any cash dividend on our common stock.  We are not subject to any restrictions or limitations relating to the declaration or payment of dividends other than those imposed by state corporate laws applicable to corporations generally.  If we pay a dividend in common stock, the Conversion Prices of the 10% PIK Convertible Notes due 2018 will be adjusted accordingly.

Equity Compensation Plans

In June 2008, Mike Lyon, Interim Chief Executive Officer, was granted 50,000 options to purchase common stock at $0.65 per share.  In September 2008, he was granted an additional 25,000 options to purchase common stock at $0.71 per share.  These options have a five-year term and all options were vested by the time Mr. Lyon’s tenure as Interim Chief Executive Officer ended in December 2008.   Mr. Lyon’s options are not included in the table below.

In October 2008, Mr. Morris D. Weiss, director, was named the Company’s Chief Restructuring Officer for a period of six months and, as part of his employment agreement, was granted 550,000 options with an exercise price of $0.70 per share and a term of 10 years.  250,000 of these options vested on the appointment of Mr. Weiss as Chief Restructuring Officer and the remaining 300,000 options vested at the conclusion of his term as Chief Restructuring Officer.  In May 2009, Mr. Weiss was granted an additional 100,000 options an exercise price of $0.70 per share and a term of 10 years for work related to a class action settlement.  As of the date of this report, the 100,000 have fully vested.

In December 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company.  The agreement granted Material Advisors, LLC 6,583,277 options to purchase common stock at $0.70 per share with a ten-year term.  The options vest equally over 36 months starting on the effective date of the Management Agreement.  A copy of the Management Agreement was filed as an 8-K on January 7, 2009.

In October 2009, as compensation related to his election as Chairman of the Board of Directors, John Levy was granted 125,000 options that have an exercise price of $0.70 per share and a term of 10 years.  The options vest quarterly over a 12-month period.

Equity Compensation Information
As of December 31, 2009

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	(1)

Equity compensation plans
not approved by security holders	7,433,277	$0.70	(1)

Total	7,433,277	$0.70

(1) The 2002 Consultant Stock Plan allows for up to 18 million shares of common stock to be granted as options.  At December 31, 2009, 16,646,647 options have been issued under this plan.

RECENT SALES OF UNREGISTERED SECURITIES

In 2009, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During October 2009, the Company sold to accredited investors $2,000,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion price of $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes. Pursuant to an Agent Agreement with the Company dated October 22, 2009, Rodman & Renshaw, LLC acted as agent for the Company in identifying certain accredited investors who purchased the October Notes. The Company agreed to pay Rodman & Renshaw a cash fee of 2% of the aggregate proceeds raised from purchasers, plus 8% warrant coverage (the warrants expiring five years after the closing and allowing for purchase of that number of shares determined by dividing 8% of the amount raised in the financing by the price the October Notes can be converted into Common Stock, subject to the availability of authorized common stock).  The price for each share of Common Stock obtainable under the warrants will be the Strike Price.  Terms of the Agent Agreement were filed with the SEC on October 26, 2009 as part of an 8-K.

ITEM 5.	SELECTED FINANCIAL DATA

Please refer to Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K to view the audited financial statements at December 31, 2009 and 2008.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Historically, our primary source of revenue had been generated by Contract Mining operations.  However, on December 31, 2008, we discontinued our Contract Mining efforts due to economic conditions and the desire to concentrate efforts on commercializing the halloysite clay deposit at the Dragon Mine.

We are a natural resources company principally engaged in the exploration of our resource property, the Dragon Mine, in the state of Utah.

Property Exploration

In August 2001, we acquired the Dragon Mine in Juab, Utah and began our clay exploration.  Our exploration and development expenses for the year ending December 31, 2009 and 2008 were $1,299,753 and $1,356,659, respectively, on the halloysite clay project.

The activities at our Dragon Mine property, located in Juab County, Utah, were suspended in October 2007 when previous management determined that both a resource survey and an appropriate processing facility were needed before the property could be successfully commercialized.  In 2008, a geological consulting firm was hired by us to both carry out a detailed geological review of the property and develop an appropriate method by which to process the mineral resource. Geological work has been completed on certain parts of the property and continues on others.

Beginning in 2009, we began processing material from the mine and distributing samples to potential customers as part of a preliminary marketing program. In 2009, we signed a Memorandum of Understanding with KaMin upon which a binding toll manufacturing contract is to be developed.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," that contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Accounting Standards Codification
The Financial Accounting Standards Board (the “FASB”) has compiled the “Accounting Standards Codification” (the “ASC” or “Codification”), which is a new structure that takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is the single source of authoritative generally accepted accounting principles in the United States.  All guidance included in the Codification is considered authoritative and at December 31, 2009, we had adopted such guidance.

Impairment of Assets
FASB ASC 360-10-50 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  The Company records losses due to impairment of assets held in continuing operations, and losses on assets held for sale from impairment, which is included in net loss from discontinued operations.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At December 31, 2009 and 2008, all costs associated with the Dragon Mine have been expensed.

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting in accordance with the FASB ASC 750-10-60, “Income Taxes.”  In accordance with FASB ASC 750-10-60, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

Revenue Recognition
We recognize revenue in the period that the related services are performed and collectability is reasonably assured.  For the year ended December 31, 2008, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.  On December 31, 2008, the Company discontinued its contract mining business.

Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Stock Options and Warrants
We have stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees.  The plans are more fully described in Note 9 to the financial statements.

We have adopted the provisions of FASB ASC 505-50 and FASB ASC 718-10-50 where compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2006.  Accordingly, compensation expense has been recognized for vesting of options and warrants to consultants and directors in the accompanying statements of operations.

We account for the issuance of equity instruments (including options and warrants) to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RECENT ACCOUNTING PRONOUNCEMENTS

Management is evaluating the application of the following recent accounting pronouncements to our financial statements, including applicability and financial impact:

Effective January 1, 2008, the Company adopted the provisions of FASB’s ASC Topic 825 which provides guidance for the fair value option of financial assets and financial liabilities. This guidance permits entities to measure financial instruments and certain other items at estimated fair value. Most of the provisions are elective; however, amendments affecting the accounting for certain investments in debt and equity securities apply to all entities that own trading and available-for-sale securities.  The fair value option, created by the guidance, permits entities to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  The adoption of this guidance did not have a significant impact on the Company’s results of operations and financial condition.

Effective January 1, 2009, the Company adopted the revised provisions of FASB’s ASC Topic 805 on business combinations. This revised guidance provides standards on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  The new guidance became effective for business combinations where the acquisition was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In January 2010, the FASB issued Accounting Standards Update 2010-04, Accounting for Various Topics – Technical Corrections for SEC Paragraphs.  Included in the Update is clarification as to the date of issuance of a financial statement including clarification of subsequent events issues in relation to the issuance of such financial statements (FASB ASC 855-10-S99).  The Company does not believe that this update will have a material impact on its financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, requiring disclosures for transfers in and out of Level 1 and 2 fair value measurements and descriptions for the reasons for the transfers, as well as increased disclosure requirements for activity in Level 3 fair value measurements.  The Update was issued to amend current disclosure requirements for such valuations.  The Company does not believe that this update will have a material impact on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, Technical Corrections to Various Topics, which provides certain clarifications made to the guidance on embedded derivatives and hedging.  The Update was issued to provide special transition provisions upon application of the change in application of the topic.  The Company does not believe that this update will have a material impact on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events:  Amendments to Certain Recognition and Disclosure Requirements.  The Update provides clearer definitions of subsequent events related to an entity that is an SEC filer, including definitions of such a filer, and the application of the topic to financial statements.  In addition, the Update provides clarification as to subsequent event disclosure requirements for reissuance of financial statements.  The Company does not believe that this update will have a material impact on its financial statements.

RESULTS OF OPERATIONS

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations in December 2008 and classified them as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any revenue and, as such, the Company generated no revenue or gross profit for the twelve months ended December 31, 2009 and 2008.

Total operating expenses for the twelve months ended December 31, 2009 were $6,025,299 versus $4,707,639 for the comparable period in 2008, an increase of  $1,317,660 or approximately 28%.  The increase was driven by a $1,565,326 increase in general and administrative expense and a $42,042 loss on impairment of equipment, partially offset by $56,906 decrease in exploration costs and a $232,802 decrease in a loss from the disposition of land and equipment.

Exploration expenses for the twelve months ended December 31, 2009 were $1,299,753 compared to $1,356,659 for the same period ended December 31, 2008.  The decline of $56,906 was due primarily to a reduction of certain geologic-related consulting and testing related to the exploration of the Dragon Mine.

General and administrative costs for the twelve months ended December 31, 2009 were $4,683,914, an increase of $1,565,326, or 50%, versus $3,118,588 in the comparable period in 2008.  The increase was driven primarily by the $1,000,000 management fee paid to Material Advisors in 2009, which was not paid during the previous year, the incurrence of technical consulting expenses not incurred in 2008, and an increase in legal fees related to certain corporate and securities advice.

Legal expenses incurred during 2009 were $2,054,095 compared to $1,151,329 for the comparable period in 2008.  The $902,766 increase was due primarily to expenses related to legal work needed to achieve compliance with SEC reporting requirements, file a proxy statement related to its annual shareholder meeting, prepare an S-1 filing and address certain other legal-related corporate issues.  We believe that the Company’s legal expense going forward ought to be lower than that which was incurred in 2009 and 2008 now that certain legacy and unusual legal issues have been resolved.

Our net loss before discontinued operations for the year ended December 31, 2009 was $6,701,498 compared to $6,215,745 for the same period ending December 31, 2008, an increase of $485,753.  The increase is due to a net increase in operating expense of $1,317,660 (as described above), an increase in interest expense of $310,469 due to the issuance of $6.05 million of 10% PIK Convertible Notes due 2018 from December 2008 through October 2009, a reduction in the gain on revaluation of stock awards of $378,000 related to a decline in the Company’s stock price, an increase in the amortization of convertible debt discount of $365,147 related to the PIK Convertible Note issuance, and a decline in interest income of $25,529, partially offset by revenue from clay samples sales of $6,000, an insurance refund of $13,786, the elimination of special investigation fees and expenses of $1,479,279, the reception of $118,913 of net proceeds from a legal settlement, a $9,911 increase in other income and the elimination of $281,163 of bad debt expense.

Net loss of the discontinued operations was $64,674 for the twelve months ended December 31, 2009 versus net income of $795,350 in the comparable period in 2008, a decline of $860,024.  The primary driver for the decline in net income was the discontinuation of the Company’s contract mining business in December 2008.  Discontinued operations generated $0 in revenue for the twelve months ended December 31, 2009 versus $3,833,460 in revenue for the comparable period in 2008.  Gross profit from discontinued operation for the twelve months ended December 31, 2009 was $0 as compared to $1,312,767 for the comparable period in 2008.  General and administrative expense of the discontinued operations was $36,354 for the twelve months ended December 31, 2009, down from $140,243 for the comparable period in 2008.  The decline in net income for the twelve months ended December 31, 2009 was also driven by a $148,138 loss on the disposal of assets and a $82,547 loss on the impairment of assets, partially offset by a $202,365 collection of a previously recorded bad debt.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2009 our activities have been financed primarily through revenues from contract mining, supplemented with the sale of equity securities and borrowings as needed.  For the year ended December 31, 2008 contract mining, which was discontinued in December 2008, accounted for 100% of our revenue.  Our current asset and debt structure is explained below.  We will likely need to raise additional capital in 2010 through the sale of equity and the disposal of certain non-core assets to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities and/or the assumption of debt, our ability to fund our operations will be severely impaired.

Our total assets as of December 31, 2009 were $4,005,308 compared to $4,506,114 as of December 31, 2008, or a decrease of $500,806.  For the year ended December 31, 2009, the Company had increased its current assets by $545,197 primarily through the raising of cash through the sale of $6.05 million of 10% PIK Convertible Notes due 2018 and decreased its other assets by $994,574 through the disposition and impairment of equipment related primarily to its discontinued contract mining operation.

Total liabilities were $3,694,704 at December 31, 2009 compared to $2,309,118 at December 31, 2008.  Current liabilities were $1,338,993 at December 31, 2009 versus $951,225 at December 31, 2008.  The increase was due primarily to a $305,656 increase in accounts payable and accrued liabilities resulting from greater expenses related to the exploration of the Dragon Mine and a $150,500 increase in stock awards payable.  The increase in total liabilities was also driven by a $1,236,667 increase in notes payable due to the issuance of 10% PIK Convertible Notes due 2018, partially offset by a $140,722 decline in liabilities related to discontinued operations.

Our principal source of cash flow during the year 2009 was from the sale of $5.05 million of 10% PIK Convertible Notes due 2018 and proceeds raised from the sale of certain equipment related to our discontinued contract mining operation.  We expect to rely on credit facilities and public or private sales of equity for additional cash flow until we produce enough revenue to fund our operations with internally generated cash flow.

Cash flows used by operating activities for the twelve months ended December 31, 2009 was $4,454,779 compared to $3,696,836 for the same period in 2008, an increase of $757,943.  This increase in the use of cash was driven primarily by a $1,345,805 increase in net loss for the twelve months ended December 31, 2009 compared to the same period in 2008, partially offset by $365,341 of amortization of PIK Note discounts and $282,587 of interest expense paid in additional PIK Notes.

The cash provided by investing activities for the twelve months ended December 31, 2009 was $307,396, compared to $98,423 in the same period in 2008, a difference of $208,973.  This difference was attributed to an increase in cash flow generated from the sale of assets related to discontinued operations of $335,941, partially offset by $2,194 used to purchase land and $122,580 used to purchase equipment in 2009.

Cash flow from financing activities for the twelve months ended December 31, 2009 was $4,829,248 compared to $3,290,793 for the same period in 2008, a difference of $1,538,455. During 2009 the Company issued $5.05 million of 10% PIK Convertible Notes due 2018.  During 2008, the Company raised $1,000,000 through the sale of 10% PIK Convertible Notes due 2018 and raised $2,500,000 through the sale of common stock.

ISSUANCE OF CONVERTIBLE DEBT

In December 2008, April 2009, May 2009, July 2009 and October 2009, the Company sold to accredited investors, in aggregate, $6,050,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion prices of between $0.35 and $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15 and December 15 of each year commencing June 15, 2009.  On November 13, 2009, the December 2008, April 2009 and May 2009 Notes were converted into 10,513,809 shares.

The remaining Notes may be converted at the option of the Noteholder at any time.  The Notes may be converted by the Company when (i) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the Conversion Price and (ii) a registration statement is effective and available for resale of all of the converted shares or the Noteholders may sell such shares under Rule 144 under the Securities Act.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 7.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included herein at Item 16. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2009 and 2008, there were no disagreements with our independent registered public accounting firm.

ITEM 8A.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of December 31, 2009 were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.   A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met.  The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by management.  The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant.  Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls.  Significant deficiencies are deficiencies, or combination of deficiencies, in internal control over financial reporting that are less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Material weaknesses are deficiencies, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal controls over financial reporting were not effective.  Management continues to both assess its internal controls and implement changes to strengthen them.  The steps that have been, or will be, taken by the Company to improve its internal controls include, but are not limited to, the communication of all equity transactions to the accounting function in a timely manner, the requirement of board approval of all equity transactions, the implementation of controls to ensure all invoices received by the New York and Utah locations are forwarded to the Idaho office in a timely manner, and the implementation of controls to ensure that the accounting function is informed of services or goods received before period end but not yet invoiced.

ITEM 8B.                  OTHER INFORMATION

None.

ITEM 9.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 10.                   EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 12.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 13.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 14.                   EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
4.1	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued December 30, 2008	(3)
4.2	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued April 7 – 9, 2009	(4)
4.3	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 1, 2009	(5)
4.4	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued July 28, 2009	(6)
4.5	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued October 26, 2009	(7)
10.1	Lyon Employment Agreement	(8)
10.2	Amendment to Lyon Employment Agreement	(9)
10.3	Compensation arrangements of directors	(10)
10.4	Amendment to compensation arrangements of directors	(11)
10.5	Compensation arrangements of director Taft	(12)
10.6	Consulting Agreement with Morris Weiss	(13)
10.7	Additional Consulting Agreement with Morris Weiss	(14)
10.8	Ronald Price separation agreement	(15)
10.9	Agreement with Material Advisors LLC	(16)
10.10	Agreement for Appointment of Agent for the Sale of Assets with AAMCOR LLC	(17)
10.11	Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation	(18)
10.12	Settlement Agreement with William Jacobson	(19)
10.13	Settlement Agreement with Robert Dumont	(20)
10.14	Terms of private placements of securities	(21)
10.15	Compensation Agreement with Forbearing Shareholders
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

1)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 3, 20009

2)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K filed November 3, 2009.

3)	Incorporated by reference to exhibits 99.2 and 99.3 included in the Registrant's Current Report on Form 8-K filed January 7, 2009.

4)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed April 10, 2009

5)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 4, 2009.

6)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed July 28, 2009.

7)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed October 26, 2009.

8)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on July 3, 2008

9)	Incorporated by reference to Item 8.01included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

10)	Incorporated by reference to Item 5.02 (ii) and (iii) included in the Registrant's Current Report on Form 8-K filed on January 17, 2008

11)	Incorporated by reference to Item 8.01 included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

12)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on October 22, 2008

13)	Incorporated by reference to exhibit 99.4 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

14)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009.

15)	Incorporated by reference to exhibit 10.11 in the Registrant’s Form 10-K filed on July 28, 2009

16)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on January 7, 2009

17)	Incorporated by reference to exhibit 10.13 in the Registrant’s Form 10-K filed on July 28, 2009

18)	Incorporated by reference to exhibit 10.14 in the Registrant’s Form 10-K filed on July 28, 2009

19)	Incorporated by reference to exhibit 10.15 in the Registrant’s Form 10-K filed on July 28, 2009

20)	Incorporated by reference to exhibit 10.16 in the Registrant’s Form 10-K filed on July 28, 2009

21)
Incorporated by reference to Items 3.02, 8.01, 8.01,2.03, 2.03, 2.03 and 2.03 included in the Registrant's Current Reports on Form 8-K filed on January 16, 2009, May 29, 2008, September 29, 2008, January 7, 2009, April 10, 2009, May 4, 2009 and October 26, 2009.

PART IV

ITEM 15                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2009 and 2008	F-4 – F-6

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008	F-7

Consolidated Statements of Cash Flows for Years Ended December 31, 2009 and 2008	F-8 – F-9

Notes to Consolidated Financial Statements	F-10 – F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. Applied Mineral Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Minerals, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 2 to the consolidated financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital that raises doubts about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/PMB Helin Donovan, LLP
Spokane, Washington
March 26, 2010

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

Current Assets
Cash and cash equivalents	$1,584,866	$903,001
Accounts receivable	- 0 -	44
Investments – available for sale	5,565	5,426
Deposits and prepaids	145,542	282,306

Total Current Assets	1,735,973	1,190,776

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	94,029	91,835
Buildings	445,197	445,197
Mining equipment	432,670	389,492
Milling equipment	98,047	99,855
Laboratory equipment	67,728	75,968
Office furniture and equipment	37,522	37,962
Vehicles	75,163	65,763
Less: Accumulated depreciation	(382,753)	(287,040)

Total Property and Equipment	1,391,332	1,442,761

Other Assets
Assets from discontinued operations
being held for sale	878,003	1,872,577

Total Other Assets	878,003	1,872,577

TOTAL ASSETS	$4,005,308	$4,506,114

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

Current Liabilities
Accounts payable and accrued liabilities	$1,047,541	$741,885
Stock awards payable	203,000	52,500
Current portion of notes payable	72,762	115,836
Current portion of leases payable	15,690	41,004

Total Current Liabilities	1,338,993	951,225

Long-Term Liabilities
Long-term portion of leases payable	22,832	118,765

Total Long-Term Liabilities	22,832	118,765

Other Liabilities
Convertible debt (PIK Notes), net of discount	2,234,473	1,000,000
Liabilities from discontinued operations	98,406	239,128

Total Other Liabilities	2,332,879	1,239,128

TOTAL LIABILITIES	3,694,704	2,309,118

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 69,781,351 and
59,215,628 shares issued and outstanding
at December 31, 2009 and 2008, respectively	69,781	59,216
Additional paid-in capital	26,965,507	22,096,327
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(6,766,200)	- 0 -
Accumulated other comprehensive loss	(1,327)	(1,466)
Total Applied Minerals, Inc.
stockholders’ equity	258,265	2,144,581
Non-controlling interest	52,339	52,415

Total Stockholders’ Equity	310,604	2,196,996

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$4,005,308	$4,506,114

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
					For the Period
					January 1, 2009
					(Beginning of
					Exploration Stage)
	For the year ended				through
	December 31,				December 31,
	2009		2008		2009

REVENUES	$	- 0 -	$	- 0 -	$ - 0 -
COST OF SALES		- 0 -		- 0 -	- 0 -
Gross Profit		- 0 -		- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration costs		1,299,753		1,356,659	1,299,753
General & administrative		4,683,914		3,118,588	4,683,914
(Gain) loss from disposition of land and equipment		(410)		232,392	(410)
Loss on impairment of equipment		42,042		- 0 -	42,042
Total Operating Expenses		6,025,299		4,707,639	6,025,299

Net Operating Loss		(6,025,299)		(4,707,639)	(6,025,299)

OTHER INCOME (EXPENSE):
Interest income		448		25,977	448
Interest expense		(310,554)		(85)	(310,554)
Sale of clay samples		6,000		- 0 -	6,000
Refund of insurance premium		13,786		- 0 -	13,786
Gain (loss) on revaluation of stock awards		(150,500)		227,500	(150,500)
Special investigation fees and expenses		- 0 -		(1,479,279)	- 0 -
Net proceeds from legal settlement		118,913		- 0 -	118,913
Amortization of convertible debt discount		(365,147)		- 0 -	(365,147)
Other income (expense)		10,855		(1,056)	10,855
Bad debt		- 0 -		(281,163)	- 0 -
Total Other Income (Expenses)		(676,199)		(1,508,106)	(676,199)

Loss from exploration stage, before income taxes		(6,701,498)		(6,215,745)	(6,701,498)

Provision (benefit) for income taxes		- 0 -		- 0 -	- 0 -

Net Loss from Exploration Stage
Before Discontinued Operations		(6,701,498)		(6,215,745)	(6,701,498)

Net income (loss) from discontinued operations		(64,674)		795,350	(64,674)

Net loss from exploration stage after discontinued operations		(6,766,172)		(5,420,395)	(6,766,172)

Net loss attributable to the noncontrolling interest		(28)		- 0 -	(28)

Net Loss Attributable to Applied Minerals, Inc.		$(6,766,200)		$(5,420,395)	$(6,766,200)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss (Continued)

	For the year ended
	December 31,
	2009	2008

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common
shareholders	$(0.11)	$(0.11)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	- 0 -	0.01
Net Loss Per Share Attributable to Applied Minerals, Inc.
common shareholders	$(0.11)	$(0.10)
Weighted Average Shares Outstanding, basic and diluted	60,665,785	56,340,783

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
			January 1, 2009
			(Beginning of
			Exploration Stage)
	For the year ended December 31,		Through December 31,
	2009	2008	2009

Net Loss	$(6,766,200)	$(5,420,395)	$(6,766,200)

Comprehensive Gain:
Change in Market Value of Investments	139	540	139

Net Comprehensive Loss	$(6,766,061)	$(5,419,855)	$(6,766,061)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009 and 2008
	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage		Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
Beginning Balance,
January 1, 2008	54,173,594	$54,174	$19,053,937	$(14,589,101)	$	- 0 -	$(2,006)	$52,415	$4,569,419

Shares issued for cash
	4,833,333	4,833	2,495,167	- 0 -		- 0 -	- 0 -	- 0 -	2,500,000

Shares issued for directors fees	208,701	209	119,791	- 0 -		- 0 -	- 0 -	- 0 -	120,000

Employee stock-based
compensation	- 0 -	- 0 -	427,432	- 0 -		- 0 -	- 0 -	- 0 -	427,432

Net change in unrealized gain
on available for sale
securities	- 0 -	- 0 -	- 0 -	- 0 -		- 0 -	540	- 0 -	540

Net loss	- 0 -	- 0 -	- 0 -	(5,420,395)		- 0 -	- 0 -	- 0 -	(5,420,395)

Balance, December 31, 2008	59,215,628	59,216	22,096,327	(20,009,496)		- 0 -	(1,466)	52,415	2,196,996

Shares issued for directors fees
	78,497	78	17,172	- 0 -		- 0 -	- 0 -	- 0 -	17,250

Issuance of common stock for conversion of debt including accrued interest	10,487,226	10,487	4,085,434	- 0 -		- 0 -	- 0 -	- 0 -	4,095,921

Amortization of convertible debt
discount	- 0 -	- 0 -	365,341	- 0 -		- 0 -	- 0 -	- 0 -	365,341

Fair value of stock options and warrants issued to consultants and directors	- 0 -	- 0 -	401,234	- 0 -		- 0 -	- 0 -	- 0 -	401,234

Net change in unrealized gain
on available for sale
securities	- 0 -	- 0 -	- 0 -	- 0 -		- 0 -	139	- 0 -	139

Change in non-controlling interest	- 0 -	- 0 -	- 0 -	- 0 -		- 0 -	- 0 -	(77)	(77)

Net loss	- 0 -	- 0 -	- 0 -	- 0 -		(6,766,200)	- 0 -	- 0 -	(6,766,200)

Balance, December 31, 2009	69,781,351	$69,781	$26,965,508	$(20,009,496)		$(6,766,200)	$(1,327)	$52,339	$310,604

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period
			January 1, 2009
			(Beginning of
			Exploration
			Stage)
	For the year ended		through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(6,766,200)	$(5,420,395)	$(6,766,200)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	123,733	435,622	123,733
Amortization of discount – PIK Notes	365,341	- 0 -	365,341
Issuance of PIK Notes in payment of interest	282,587	- 0 -	282,587
Stock issued for director services	17,250	120,000	17,250
Fair value of warrants and options issued to consultants and directors	401,234	427,432	401, 234
(Gain) loss on revaluation of stock awards	150,500	(227,500)	150,500
(Gain) loss on disposition of equipment	(410)	232,392	(410)
Loss on impairment of assets	42,042	- 0 -	42,042
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	44	(44)	44
Accounts receivable – related party	- 0 -	1,618	- 0 -
Deposits and prepaids	136,764	49,319	136,764
Increase (Decrease) in:
Accounts payable and accrued expenses	305,656	146,333	305,656
Net cash used by discontinued operations	486,680	538,387	486,680
Net cash used in operating activities	(4,454,779)	(3,696,836)	(4,454,779)

Cash flows from investing activities:
Purchases of land improvements	(2,194)	- 0 -	(2,194)
Purchases of equipment and vehicles	(122,580)	- 0 -	(122,580)
Net cash provided by discontinued operations	432,170	98,423	432,170
Net cash provided by used in investing activities	307,396	98,423	307,396

Cash flows from financing activities:
Payments on notes payable	(167,203)	(131,040)	(167,203)
Payments on leases payable	(121,247)	(35,555)	(121,247)
Proceeds from notes payable	124,129	161,989	124,129
Proceeds from PIK notes payable	5,050,000	1,000,000	5,050,000
Proceeds from issuance of common stock	- 0 -	2,500,000	- 0 -
Net cash used by discontinued operations	(56,431)	(204,604)	(56,431)
Net cash provided by financing activities	4,829,248	3,290,793	4,829,248

Net increase (decrease) in cash	681,865	(307,620)	681,865
Cash and cash equivalents at beginning of period	903,001	1,210,621	903,001
Cash and cash equivalents at end of period	$1,584,866	$903,001	$1,584,866
The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(continued)
					For the Period
					January 1, 2009
					(Beginning of
					Exploration
					Stage)
	For the year ended				through
	December 31,				December 31,
	2009		2008		2009

Cash Paid For:
Interest		$17,587		$63,743	$17,587
Income Taxes	$	- 0 -	$	- 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of debt and accrued interest to common stock		$4,095,921	$	- 0 -	$4,095,921

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc., (“the Company”) was originally incorporated as Atlas Mining Company in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again.  During the year ended December 31, 2008, the Company provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil engineering industries. Historically, the Company’s contract mining operation has been its sole source of revenue and income.

In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (“Park Copper”), an Idaho corporation Park Copper holds mining claims in northern Idaho.

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington.  The Company issued 100,000 shares of stock for each year of the lease for the years 2002 through 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 in cash.  The property consists of 38 patented mining claims on approximately 230 acres.

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

In October 2007, management announced its intention to cease development activities at the Dragon mine until both a resource survey and an appropriate processing system could be obtained.  During 2008, the Company hired a geological consulting firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.  Such consulting continued during the year ended December 31, 2009.

In October 2009, the shareholders of Atlas Mining Company voted to change the name of the Company and its state of incorporation.  The name of the Company is Applied Minerals, Inc. and it is incorporated under the laws of the state of Delaware.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations.  At December 31, 2009 and 2008, the Company had accumulated deficits of $26,775,696 and $20,009,496, respectively, in addition to limited cash and unprofitable operations.  For the year ended December 31, 2009 and 2008, the Company sustained net losses before discontinued operations of $6,701,498 and $6,215,745, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

Accounting Method and Principles of Consolidation

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of the Company and a majority owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Codification
The Financial Accounting Standards Board (the “FASB”) has compiled the “Accounting Standards Codification” (the “ASC” or “Codification”), which is a new structure that takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is the single source of authoritative generally accepted accounting principles in the United States.  All guidance included in the Codification is considered authoritative and at December 31, 2009, the Company has adopted such guidance.

Available for Sale Investments
In accordance with FASB ASC 320-10-50-2, “Investments in Debt and Equity Securities,” the shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Compensated Absences
Certain employees of the Company at the management level are paid vacation pay.  At the years ended December 31, 2009 and 2008, the Company accrued compensated absences of $0 and $7,500, respectively.  The balance of unpaid, accrued compensation absences at December 31, 2009 and 2008 were $0 and $15,000, respectively.

Concentration of Credit Risk
The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 per institution.  In December 2008, the Company's bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits.  On December 31, 2009, the Company’s bank discontinued participation in the program.  The Company had $1,334,866 and $653,001 of uninsured balances as of December 31, 2009 or 2008.

The Company had unsecured investment, available for sale, with a fair value of $5,565 and $5,426 at December 31, 2009 and 2008 respectively.

Convertible Debt
Pursuant to FASB ASC 470-20, if the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to amortization of convertible debt expense over the life of the debt using the straight-line amortization method (see Note 7).

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets
FASB ASC 360-10-50 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At December 31, 2009, the Company recognized $42,042 of loss due to impairment of assets held in continuing operations, and $82,547 of loss on assets held for sale from impairment, which is included in net loss from discontinued operations.  Assets impaired at December 31, 2009 include mining equipment, milling equipment, and vehicles that the Company deemed to have no purpose in operations.  In addition, some equipment held for sale was impaired based upon sales that occurred subsequent to the balance sheet date.  At December 31, 2008, no impairments were recognized.

Legal Costs
In the normal course of business, the Company will incur costs to engage and retain external legal counsel to advise management on regulatory, litigation and other matters.  Such legal costs are expensed as the related services are received.

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

At December 31, 2009 and 2008, all costs associated with the Company's mine have been expensed.

Non-Controlling Interest
Minority interest represents the 47% minority share interest in Park Copper and Gold, held by several shareholders.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Useful Life
Building	30 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

Depreciation expense for the years ended December 31, 2009 and 2008 totaled $123,733 and $435,622, respectively.

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting in accordance with the FASB ASC 750-10-60, “Income Taxes.”  In accordance with FASB ASC 750-10-60, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  The Company had minimal impact from adoption of this Interpretation.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 equity presentation for the change in par value of common stock as well as the reclassification of minority interest to non-controlling interest.  These reclassifications had no effect on previously reported results of accumulated deficit.

 APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue in the period that the related services are performed and collectability is reasonably assured.  For the year ended December 31, 2008, the Company derived substantially all of its revenues from leasing equipment and employees for mine development, site evaluation, and preparatory work. Services contracts generally took the form of fixed-price contracts.  Historically, costs are expensed as incurred.  All out-of-pocket costs are included in expenses.  On December 31, 2008, the Company discontinued its contract mining business.

Revenue for mined halloysite clay, if any, will be recognized upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Stock Options
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees.  The plans are more fully described in Note 9.

The Company has adopted the provisions of FASB ASC 505-50 and FASB ASC 718-10-50 where compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2006.  Accordingly, compensation expense of $401,234 and $427,432 has been recognized for vesting of options and warrants to consultants and directors in the accompanying statements of operations for the period ended December 31, 2009 and 2008, respectively.

The Company accounts for the issuance of equity instruments (including warrants) to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Subsequent Events
The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with Securities and Exchange Commission.  For the financial statements as of and for the periods ending December 31, 2009, this date was March 29, 2010.

Tax Collected from Customers
Guidance provided by the FASB allows the Company’s management to determine whether sales tax or other excise taxes applied to specific types of transactions or items will be presented on a gross basis (included in revenue) or net basis (excluded from revenues).  During the year ended December 31, 2009, the Company’s income consisted of refunds on overpayments of insurance policies for coverage in prior years.  Such refunds are not subject to sales tax or equivalent excise taxes in the state of incorporation at the time of the refunds.  Therefore, at the year ended December 31, 2009, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year ended December 31, 2008, the Company’s revenues were from contract mining through labor only contracts.  Taxing authorities in the jurisdictions where these services were performed either did not require collection of sales tax or equivalent excise taxes, or provided the Company’s customers sales tax exemptions status as the primary business conducted was mining.  Therefore, at the year ended December 31, 2008, no sales tax or other equivalent excise taxes were collected or remitted to taxing authorities.

Recently Issued Accounting Pronouncements
Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”).  The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance for its fiscal quarter ended September 30, 2009. There was no change to the Company’s consolidated financial statements due to the implementation of this guidance.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 for its fiscal quarter ended September 30, 2009. There was no change to its consolidated financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company will adopt the guidance in its fiscal quarter ending March 31, 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

 APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

In January 2010, the FASB issued Accounting Standards Update 2010-04, Accounting for Various Topics – Technical Corrections for SEC Paragraphs.  Included in the Update is clarification as to the date of issuance of a financial statement including clarification of subsequent events issues in relation to the issuance of such financial statements (FASB ASC 855-10-S99).  The Company does not believe that this update will have a material impact on its financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, requiring disclosures for transfers in and out of Level 1 and 2 fair value measurements and descriptions for the reasons for the transfers, as well as increased disclosure requirements for activity in Level 3 fair value measurements.  The Update was issued to amend current disclosure requirements for such valuations.  The Company does not believe that this update will have a material impact on its financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2010, the FASB issued Accounting Standards Update 2010-08, Technical Corrections to Various Topics, which provides certain clarifications made to the guidance on embedded derivatives and hedging.  The Update was issued to provide special transition provisions upon application of the change in application of the topic.  The Company does not believe that this update will have a material impact on its financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at December 31, 2009 and 2008 attributed to the discontinued operation are as follows:

	December 31,
	2009		2008
Accounts receivable	$	- 0 -	$336,237
Mining supplies		- 0 -	40,544
Property and equipment		878,003	1,495,796
Total assets from discontinued operations		$878,003	$1,872,577

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

Liabilities at December 31, 2009 and 2008 attributed to the discontinued are as follows:

	December 31,
	2009	2008
Accounts payable and accrued liabilities	$7,650	$105,468
Leases payable	90,756	133,660
Total liabilities from discontinued operations	$98,406	$239,128

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

During the year ended December 31, 2009, the Company received payments in settlement of two previously recorded bad debts from discontinued operations.  Income (loss) after discontinued operations for the years ended December 31, 2009 and 2008 was calculated as follows:

	Year ended December 31,
	2009		2008
Revenues from discontinued operations	$	- 0 -	$3,833,460
Cost of goods sold		- 0 -	(2,520,693)
General and administrative expenses		(36,354)	(140,243)
Collection of previously recorded bad debt		202,365	- 0 -
Loss on disposal of assets		(148,138)	(232,392)
Loss on impairment of assets		(82,547)	(144,782)
Income (loss) from discontinued operations		(64,674)	795,350
Income tax liability		- 0 -	- 0 -
Net income (loss) from discontinued operations		$(64,674)	$795,350

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382 a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.  See Note 10.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 350,000 shares in total to a former CEO and Executive Vice President as part of their employment agreements.  These shares have not been issued and are recorded as a liability on the balance sheet, titled stock awards payable.  The Company reviews the value of stock award payable and adjusts the carrying value to market based on the closing price of the Company’s common stock on the last day of the quarter. Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.

For the year ended December 31, 2009, the Company realized a loss on the revaluation of stock awards totaling $150,500, as compared to a gain for the year ended December 31, 2008 totaling $227,500.  At December 31, 2009 and 2008, the value of all outstanding stock awards was $203,000 and $52,500, respectively.

NOTE 6 -  NOTES AND LEASES PAYABLE

NOTES PAYABLE
The Company has a note payable to two insurance companies due in monthly installments, including interest at 5.90%.  The balance of these notes is $72,762 and $115,836 at December 31, 2009 and 2008, respectively.

CAPITIAL LEASES
The Company is a lessee of certain equipment under capital leases that expire on various dates through March 2012. Terms of the leases call for monthly payments ranging from $1,632 to $3,518 at implicit interest rates of 9.34% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

2010	$61,800
2011	61,800
2012	11,591
Total Minimum Lease Payments	135,191
Less: Amount Representing Interest	(21,329)
Present Value of Net Minimum Lease Payments	113,862
Amount attributable to discontinued operations	(75,340)
Current Net Minimum Lease Payments	(15,690)
Long-Term Net Minimum Lease Payments	$22,832

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -  NOTES AND LEASES PAYABLE (CONTINUED)

CAPITAL LEASES (CONTINUED)
The following is an analysis of the leased property under capital leases by major classes:

	December 31,
Classes of Property	2009	2008
Milling Equipment	$95,362	$286,088
Less: Accumulated Depreciation	(37,879)	(78,333)
Total assets under capital lease	$57,483	$207,755

OPERATING LEASES
The Company relocated its offices under a month-to-month rental agreement at $450 per month.

The Company had rental expense under operating leases of $27,000 at December 31, 2008.  The lease was a one-year, non-terminable lease through the end of 2008 with an option to purchase the property.  The monthly rent during the first year was $2,250 per month.  In December 2008, the lease was not renewed nor was the property purchased.

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

December 2008 Notes
On December 30, 2008, the company sold $1,000,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.35 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

April 2009 Notes
In April 2009, the Company sold $1,500,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.35 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES) (CONTINUED)

May 2009 Notes
In May 2009, the Company sold $1,350,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.50 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.

July 2009 Notes
In July 2009, the Company sold $200,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $0.65 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing December 15, 2009.

October 2009 Notes
In October 2009, the Company sold $2,000,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at $1.00 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing December 15, 2009.

During the year ended December 31, 2009, total interest of $282,587 was paid through the issuance of additional 10% PIK Convertible Notes due 2018 as provided in the terms of the original notes as discussed above.

Conversion Feature
All notes described above may be converted at the option of the noteholder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The Notes will be mandatorily converted when (i) sufficient common stock is available for conversion of all notes in the Series, (ii) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the conversion price and (iii) a registration statement is effective and available for resale of all of the converted shares or the noteholders may sell such shares under Rule 144 under the Securities Act.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES) (CONTINUED)

Conversion Feature (Continued)
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

On October 27, 2009, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased authorized capital to 120,000,000 shares.  At that time, the conversion feature of the convertible debt became available to either the Company or the noteholder as previously described.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES) (CONTINUED)

Amortizable Discount
In connection with the issuance of convertible debt in October 2009, the Company recorded an amortizable discount totaling $365,341 related to the beneficial conversion feature of the notes.  The company amortized the debt discount, straight-line over the life of the debt.  In the event of conversion before note maturity, any remaining amortizable discount is immediately expensed.  During the year ended December 31, 2009, total expense related to amortizable discount was $365,147.

Mandatory Conversion
On November 13, 2009, the Company mandatorily converted the December 2008, April 2009, and May 2009 convertible debt and unpaid interest.  Upon conversion, $363,110 of amortizable discount was amortized, and 10,487,226 shares of the Company’s common stock became available for the conversion of the notes.  As of March 1, 2010, none of the note holders have received the common stock from conversion as they are awaiting the finalization of the Company’s S-1 registration statement in order to receive registered shares upon conversion.  As of November 13, 2009, interest on the mandatorily converted debt ceased to accrue.

In February 2010, the Company mandatorily converted the July 2009 convertible debt and unpaid interest.  Upon conversion, $2,193 of amortizable discount was amortized, and 323,926 shares of the Company’s common stock became available for the conversion of the notes.  As of March 1, 2010, none of the note holders have received the common stock from conversion as they are awaiting the finalization of the Company’s S-1 registration statement in order to receive registered shares upon conversion.

For the year ended December 31, 2009, the Company recorded $310,554 in interest expense associated with the convertible notes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At December 31, 2009, no shares of preferred stock were outstanding.

On October 27, 2009, the Company’s shareholders voted to change the par value of preferred stock from $1.00 to $0.001.  This change did not have an effect on the Company’s financial statements at December 31, 2009 since there were no shares of preferred stock were outstanding.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At the year ended December 31, 2009, 69,781,351 shares were issued and outstanding.

On October 27, 2009, the Company’s shareholders voted to increase authorized capital from 60,000,000 shares to 120,000,000 shares, as well as to change the par value of common stock from no par to $0.001.  The effect of this change in par value has been reflected in the December 31, 2008 comparative column on the balance sheet.  At the year ended December 31, 2008, 59,215,628 shares were issued and outstanding. At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

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

2009
During the year ended December 31, 2009, the Company issued a total of 78,497 shares of restricted, common stock to directors as payment of director fees.  The value of such shares was recorded at $17,250.

During the year ended December 31, 2009, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest into 10,487,226 shares of common stock.  As of March 1, 2010, none of the note holders have received the common stock from conversion as they are awaiting the finalization of the Company’s S-1 registration statement in order to receive registered shares upon conversion.

During the year ended December 31, 2009, the Company filed an S-1 registration statement allowing for the registration of 23,407,964 shares of common stock some of which are issuable upon the exercise of options and warrants and the conversion of 10% PIK Convertible Notes due 2018.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 -  EARNINGS (LOSS) PER SHARE

The Company has adopted FASB ASC 260-10-45-60, which provides for calculation of “basic” and “diluted” earnings per share.  The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at December 31, 2009 consisted of 7,793,277, of which 7,533,277 were in options and 260,000 were in warrants.  Common stock equivalents at December 31, 2008 consisted of 625,000 in options.  Common stock equivalents at December 31, 2009 and 2008 were considered but were not included in the computation of loss per share at December 31, 2009 and 2008 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2009:
Basic EPS
Net loss to common shareholders	$(6,766,200)	60,665,785	$(0.11)

For the year ended December 31, 2008:
Basic EPS
Net loss to common shareholders	$(5,420,395)	56,340,783	$(0.10)

At December 31, 2008, the Company did not have sufficient authorized unissued common stock available for conversion of all common stock equivalents.

NOTE 10 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

2002 Consultant Plan
On August 27, 2002, the Company adopted a ten-year stock option plan (“2002 Consultant Plan”) authorizing granting non-employee/non-director consultants, who provide bona fide consulting services, options to purchase common stock.

In August 2002, originally under the 2002 Consultant Plan, the Company filed a Form S-8 authorizing 5,000,000 shares (S-8 Shares).  During 2003 and 2004, the Company amended Form S-8 authorizing an additional 8,000,000 and 5,000,000 S-8 Shares, respectively.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The term of each option granted is determined by the committee and cannot be for more than five years from the date the option is granted.  The option price per share with each option granted is defined as 85% of market value.  At December 31, 2008, all options were immediately exercised upon grant.

During the years 2002 through 2005, the Company issued S-8 Shares to individuals who were not eligible to receive S-8 Shares pursuant to the rules of the 2002 Consultant Plan.  The Company issued 14,635,370 S-8 Shares for $3,467,226 in violation of the rules of the plan.  During the years ended December 31, 2002 through 2005, 1,941,277 shares were issued from the plan for $481,432 which were not in violation of the plan.  As of December 31, 2009, the Company had issued a total of 16,646,647 S-8 Shares under the 2002 Consultant Plan.  At December 31, 2009 and 2008, 1,353,353 shares remained under the plan.

Outstanding Stock Warrants
In April 2009 and October 2009, the Company issued stock warrants to two non-employee, unrelated party consultants.  The warrants allow the warrant holders to purchase, in aggregate, 260,000 shares of common stock at a price between $0.35 and $1.00 per share.  The five-year warrants expire in April 2014 and October 2014.  The April 2009 warrant vests in equal increments over twelve months, and the October 2009 warrant vested upon issuance.  For the year ended December 31, 2009, $126,950 of compensation expense related to the issuance of the warrants was recognized.  A summary of the status and changes of the warrants issued during the years ended December 31, 2009 and 2008 are as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	- 0 -	$ - 0 -	- 0 -	$	- 0 -
Issued	260,000	$0.75	- 0 -		- 0 -
Exercised	- 0 -	- 0 -	- 0 -		- 0 -
Forfeited	- 0 -	- 0 -	- 0 -		- 0 -
Expired	- 0 -	- 0 -	- 0 -		- 0 -
Outstanding at end of period	260,000	$0.75	- 0 -	$	- 0 -
Exercisable at end of period	235,000	$0.79	- 0 -	$	- 0 -

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Warrants (continued)
A summary of the status of the warrants outstanding at December 31, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.35	100,000	4.25 years	$0.35	75,000	$0.35
$1.00	160,000	4.75 years	$1.00	160,000	$1.00
	260,000			235,000

At December 31, 2009, vested warrants of 235,000 and non-vested warrants of 25,000 had an aggregate intrinsic value of $0.

The fair value of each of the Company’s stock warrants is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock warrant award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.

The significant weighted average assumptions relating to the valuation of the Company’s options for the year ended December 31, 2009 and 2008 were as follows:

	2009	2008
Dividend Yield	0%	0%
Expected Life	1 – 5 years	5 years
Expected Volatility	100%	39.65% - 86.91%
Risk-Free Interest Rate	1.68%	3.44%

Outstanding Stock Options
The Company is authorized to issue stock options under the existing stock option plan approved by stockholders. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s options for the year ended December 31, 2009 and 2008 were as follows:

	2009	2008
Dividend Yield	0%	0%
Expected Life	1 – 5 years	5 years
Expected Volatility	100%	39.65% - 86.91%
Risk-Free Interest Rate	1.68%	3.44%

A summary of the status and changes of the options granted for the years ended December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	625,000	$0.70	2,688,577	$0.70
Granted	6,908,277	0.70	625,000	2.61
Exercised	- 0 -	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	(2,688,577)	0.66
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	7,533,277	$0.70	625,000	$0.70
Exercisable at end of period	2,975,675	$0.70	258,334	$0.70

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 10 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options outstanding at December 31, 2009 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.65 - $0.71	75,000	3.5 years	$0.69	75,000	$0.69
$0.70	7,358,277	3.5 years	$0.70	2,875,676	$0.70
$0.90	100,000	4.75 years	$0.90	24,999	$0.90
	7,533,277			2,975,675

The Company had 366,666 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.70 per share.  At December 31, 2009, the Company had 4,557,602 non-vested options with a weighted average grant date fair value of $0.70 per share.  The unexercised options expire between July 1, 2013 and October 1, 2014.

At December 31, 2009, the total compensation cost of $318,023 for unvested shares will be recognized over the next year on a weighted average basis.

At December 31, 2009 and 2008, the Company recorded $274,284 and $427,432, respectively, in option-related compensation expense.

At December 31, 2009, vested options of 2,975,675 and non-vested options of 4,557,602 had an aggregate intrinsic value of $0.

NOTE 11 - FAIR VALUE MEASUREMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  FASB ASC 820-10-50 requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, notes payable, and leases payable, the carrying amounts approximate fair value due to their short maturities.  The carrying amount of the notes payable and long-term debt are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

FASB ASC 820-10-50 assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 - FAIR VALUE MEASUREMENTS (CONTINUED)

FASB ASC 820-10-50 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

In accordance with FASB ASC 820-10-50, the following table represents the Company’s fair value hierarchy for its short-term investments measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2		Level 3		Total

Investment security, available for sale	$5,565	$	- 0 -	$	- 0 -	$5,565

Total	$5,565	$	- 0 -	$	- 0 -	$5,565

In accordance with FASB ASC 820-10-50, the following table represents the Company’s fair value hierarchy for its short-term investments measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2		Level 3		Total

Investment security, available for sale	$5,426	$	- 0 -	$	- 0 -	$5,426

Total	$5,426	$	- 0 -	$	- 0 -	$5,426

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 11 - FAIR VALUE MEASUREMENTS (CONTINUED)

At December 31, 2009 and 2008, the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired, adjusted in connection with the Company’s provision for income taxes.

	2009	2008
Unrealized Losses
Gross accumulated unrealized losses	$(1,327)	$(1,466)
Adjustment from deferred tax assets	- 0 -	- 0 -
Net accumulated unrealized losses	$(1,327)	$(1,466)

NOTE 12 – INCOME TAXES

At December 31, 2009, the Company had deferred tax assets principally arising from net operating loss carry-forwards for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following state tax rates: Idaho (7.6%) and Utah (5%).  Due to operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

The actual Federal income tax provision differs from the amount computed by applying the Federal corporate income tax rate of 35% to income before taxes as follows for the years ended December 31, 2009 and 2008:

	2009		2008
Expected federal tax benefit		$(2,368,170)		$(1,746,359)
State and local taxes		(852,541)		(965,487)
Non-deductible expenses		1,014,879		199,932
Change in valuation allowance		3,220,711		2,661,949
Income tax expense	$	- 0 -	$	- 0 -

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2009 and 2008, are as follows:

	2009		2008
Net operating loss carryforwards		$(9,204,020)		$(5,983,309)
Total gross deferred tax assets		9,204,020		5,983,309
Valuation allowance		(9,204,020)		(5,983,309)
Net deferred tax assets	$	- 0 -	$	- 0 -

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 12 – INCOME TAXES (CONTINUED)

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

At December 31, 2009 and 2008, the Company had net operating loss carry-forwards of approximately $19,612,601 and $13,812,780 for federal income tax purposes, respectively.  The net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2029, subject to the Tax Reform Act of 1986, which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code.  Federal and state net operating losses are subject to limitations as a result of these restrictions.  Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

A reconciliation of the statutory of federal and state tax rates to the Company’s effective tax rates is as follows:
	2009	2008
Statutory regular federal income tax rate	35%	35%
Statutory regular state income tax rate	12.6%	19.35%
Change in valuation allowance	(47.6%)	(53.35%)
Total	0%	0%

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 13 – RELATED PARTIES

The Company is a related party to IBS Capital (“IBS”), an entity whose principal, David Taft, is a Company director.  During the years ended December 31, 2009 and 2008, the Company received $500,000 and $500,000, respectively, from IBS in exchange for convertible debt.  All debt and accrued interest has been converted to 2,606,647 shares of the Company’s common stock.  See Note 7.

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive guidance.  The agreement has a term ending on December 30, 2010 and calls for monthly management fees of $83,333 to be paid for services.  In addition to management fees, MA was granted stock options equivalent to 6,583,278 shares of common stock.  Such options vest equally over the life of the management agreement and may be exercised at a strike price of $0.70 per share.  Also during the year ended December 31, 2009, the Company received $40,000 from MA in exchange for convertible debt.  All debt and accrued interest has been converted to 107,347 shares of the Company’s common stock.  See Note 7.

The Company is a related party to Andre Zeitoun, a principal of MA.  During the year ended December 31, 2008, the Company received $50,000 from Mr. Zeitoun in exchange for convertible debt.  All debt and accrued interest has been converted to 156,167 shares of the Company’s common stock.  See Note 7.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

AGREEMENTS
The Company had a commitment to Ronald Price under his employment agreement ratified by the Board of Directors March 17, 2005.  Under the agreement Mr. Price was to receive compensation for a period of three years, increased incrementally at the anniversary date of the agreement.  The agreement was to expire March 16, 2009.  Mr. Price tendered his resignation in December 2008.  Under the terms of this agreement, compensation to Mr. Price continued through contract expiration.  For severance, Mr. Price received the aggregate sum of $50,000 over twelve subsequent months, paid in equal monthly installments.  Mr. Price’s final payment was paid in February 2010.

The Company has a commitment to Morris D. Weiss under an agreement dated October 31, 2008, ratified by the Board of Directors November 18, 2008.  Under the agreement, Mr. Weiss was appointed the Chief Restructuring Officer for a period of six months and is to receive monthly compensation of $16,667.  Mr. Weiss has been granted the option to purchase 550,000 shares of the Company’s common stock.  On May 1, 2009, Mr. Weiss’ term as Chief Restructuring Officer ended.  At that time a review of his performance was assessed by the Board and the Board agreed to pay Mr. Weiss a bonus (as per the terms of his original agreement) in the amount of $100,000.  Such bonus would be payable in six monthly installments.  In addition to the compensation specified in the contract, Mr. Weiss agreed to review the documentation to be generated in connection with the negotiation of the final settlement agreements in the Class Action and the insurance coverage litigation involving the Company for additional compensation.  As compensation for such services, the Board granted Mr. Weiss 100,000 options to acquire Company common stock with an exercise price of $0.70 per share, expiring in ten years, and vesting on completion of the final settlement agreements.  Mr. Weiss’ final payment was paid in November 2009.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION
Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section.  In accordance with FASB ASC 450-20-50, when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

Securities Litigation (continued)
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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER COMMITMENTS

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The services provided by Manager will include, without limitation, consulting with the Board of Directors of the Company and the Company’s management on business and financial matters.  Manager will be paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager will be solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  The Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s common stock.

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

NOTE 15 – SUBSEQUENT EVENTS

Class Action Settlement
In January 2010, the Class Action Settlement Agreement described in Note 12 was approved by the United States District Court for the District of Idaho.

Assets Held For Sale
In January 2010, the Company identified several pieces of equipment in the amount of $34,646, previously classified as assets held for sale that will be reintroduced into operations.  The Company is currently reviewing the holding value of the assets and will reclassify into the appropriate fixed asset categories during the first quarter of 2010.

Convertible Debt
In February 2010, the Company converted the July 2009 Notes.  Upon conversion, $2,193 of amortizable discount was amortized, and 323,926 shares of the Company’s common stock became available for the conversion of the notes.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Forbearance Agreement
The Company and certain of its former officers were defendants in a class action In Re Atlas Mining Company Securities Litigation (the “Class Action”), whose settlement has been approved by the court.  As an accommodation to facilitate the settlement of the Class Action, the following persons (the “Forbearing Shareholders”) entered into a Forbearance Agreement whereby they agreed not to submit claims for damages relating to shares that they own or control and that would otherwise eligible to participate in the settlement: David Taft; The IBS Turnaround (QP) Fund (A Limited Partnership), the IBS Turnaround Fund (A Limited Partnership), The IBS Opportunity Fund (BVI), Ltd.  (the prior three hereafter collectively “IBS”); Andre Zeitoun (the Company’s CEO), Chris Carney (the Company’s Interim CFO), and Eric Basroon (an employee of Material Advisors LLC).  The Forbearance Agreement provided that:

In consideration for the forbearance and release, relinquishment, and discharging set forth above, the Company, by and through the disinterested directors, may, in its sole discretion, choose to provide an amount of compensation to the Forbearing Shareholders that it determines in its business judgment is appropriate.  Compensation provided to Forbearing Shareholders shall not exceed the amount to which the Forbearing Shareholders would be entitled if they were Settling Class Members who submitted claims and were compensated under the Plan of Allocation.

Prior to the time that the Forbearing Shareholders entered into the Forbearance Agreement, certain members of the Board of Directors, without taking formal action as a Board, acknowledged that the Forbearing Shareholders were accommodating the Company in a manner not required and should be compensated “as if” they had submitted claims as class members in the Settlement and this acknowledgement was communicated to the Forbearing Shareholders.

The Board subsequently appointed a committee of disinterested directors to determine whether compensation should be paid, the amount of any such compensation, and whether to pay compensation in cash or Common Stock.   The committee consists of John Levy, Morris Weiss, and Evan Stone.

On March 29, 2010, the committee adopted resolutions designed to treat the Forbearing Shareholders as if they had participated in the settlement.

To achieve this goal, damages of each Forbearing Shareholder were computed using the formula for determining damages in the Class Action.  Damages per share are lesser of $0.84 or the difference between the purchase price and $0.80.  The damages for each Forbearing Shareholders are approximately as follows:  Taft - $0; IBS - $3,564,657; Zeitoun - $479,411; Carney - $231,735; and Basroon - $89,250.   The aggregate damages for all of the Forbearing Shareholders are approximately $4,365,053.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Forbearance Agreement (Continued)
The amount payable as compensation to the Forbearing Shareholders in the aggregate will be an amount equal to the Net Settlement Fund in the Class Action (approximately $800,000) multiplied by the fraction in which the numerator is the aggregate damages of the Forbearing Shareholders and the denominator is the sum of (i) the aggregate damages of the Forbearing Shareholders  and (ii) the dollar amount of claims actually submitted by shareholders against the Net Settlement Fund in the Class Action (this amount is different form the total damages of all shareholders other than the Forbearing Shareholders).

The deadline for submitting claims in the Class Action is May 6, 2010, so the amount that will be payable to the Forbearing Shareholders will not be known until that time.  The amount payable to the Forbearing Shareholders varies depending on the dollar amount of claims actually submitted in the Class Action, the higher the dollar amount of claims submitted in the Class Action, the lower the amount payable to the Forbearing Shareholders.  By way of example, if no claims at all were submitted by shareholders in the Class Action, the amount payable to all of the Forbearing Shareholders would be $800,000; if $3,000,000 in claims are submitted in the Class Action, the amount payable to the Forbearing Shareholders would be $474,136.

In order to minimize the amount payable to the Forbearing Shareholders, the committee of disinterested directors has determined to take action prior to May 6, 2010 to increase the dollar amount of claims submitted by shareholders in the Class Action.

The committee of disinterested directors has determined that compensation to the Forbearing Shareholders will be paid in Common Stock of the Company.  The shares will be valued at the market price of the Company’s Common Stock as of the closing price on the first date on which the distribution agent in the Class Action sends or delivers distributions from the Net Settlement Fund to shareholders who have submitted claims.

If the Forbearing Shareholders had not entered into the Forbearance Agreement, they believe that the Company may not have been able to settle the Class Action on the favorable terms that it did.  The damages suffered by the Forbearing Shareholders, based on an estimate of total damages provided by counsel to the plaintiffs in the Class Action, represented a majority of the total damages of the class.  The plaintiff’s counsel required a representation by the Company that any damages paid by the Company to the Forbearing Shareholders not exceed amounts granted to the class.  The Forbearing Agreement had the effect of making the entire Net Settlement Fund available to other shareholders.  The Forbearing Shareholders believe that if they did not enter into the Forbearance Agreement, plaintiffs would have insisted on a significantly higher settlement amount and this in all likelihood would have forced the Company to raise additional capital by selling stock at, what they believed to be, unfavorable terms at the time.

Renewal of Management Agreement
On March 9, 2010, the Board of Directors, after a review of the performance of Material Advisors, LLC (“Manager”), decided to extend the term of the Management Agreement (“Agreement”) between the Company and the Manager from December 31, 2010 through December 31, 2011.  The terms and conditions of the Agreement are summarized in a Current Report on Form 8-K filed on January 7, 2009.

Termination of 2002 Consultant Stock Plan
On March 9, 2010, the Board of Directors terminated the Company’s 2002 Consultant Stock Plan.  No options or other awards were outstanding as of the date of termination.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 15 – SUBSEQUENT EVENTS (CONTINUED)

Granting of Co-Exclusive License by United States Department of the Navy
On or about March 9, 2010, United States Department of the Navy granted to Applied Minerals, Inc. a revocable, nonassignable co-exclusive patent license agreement to practice the (i) field of use of building materials which means the use of halloysite microtubules for the elution of any and all substances from them as a biocide and (ii) the field of use of paint which means the use of halloysite microtubules for the elution of any and all substances in paints, sealers, fillers, varnishes, shellac, polyurethane coatings, and any and all “paint-like” coatings applied in liquid form to any and all surfaces for the beautification or protection of surfaces in structures or components thereof, including but not limited to, buildings, marine structures (including boats), furniture and other normally "painted" materials in the United States.

Stock Options
On March 29, 2010, the Board of Directors granted stock options equivalent to 60,000 shares of common stock to John Levy.  The options will vest in four equal tranches, on a quarterly basis, beginning October 1, 2010.    The options have an excercise price of $1.00 per share. The options expire on September 30, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2010.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JOHN F. LEVY	Director	March 29, 2010
John F. Levy

DAVID TAFT	Director	March 29, 2010
David Taft

MORRIS D. WEISS	Director	March 29, 2010
Morris D. Weiss

ANDRE ZEITOUN	Director	March 29, 2010
Andre Zeitoun

EVAN STONE	Director	March 29, 2010
Evan Stone