Form 10-Q
period 2010-03-31
Applied Minerals, Inc.
filed 2010-05-17
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS INC
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(800) 356-6463
(Issuer’s Telephone Number, Including Area Code)

Former name, former address, and former fiscal year, if changed since last report:                                                                                                                                          ATLAS MINING CO

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 31, 2010 was 67,078,183.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)

FIRST QUARTER 2010 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3 - 4

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months Ended March 31, 2010 and 2009	5 - 7

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2010 and 2009	8 - 9

	Condensed Notes to the Consolidated Financial Statements (unaudited)	10 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27 - 29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures

Certification Under Sarbanes-Oxley Act of 2002

 PART I.                 FINANCIAL INFORMATION

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$832,429	$1,584,866
Investments – available for sale	5,565	5,565
Deposits and prepaids	118,285	145,542
Total Current Assets	956,279	1,735,973

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	94,029	94,029
Buildings	445,197	445,197
Mining equipment	404,328	432,670
Milling equipment	132,693	98,047
Laboratory equipment	67,728	67,728
Office furniture and equipment	37,522	37,522
Vehicles	75,163	75,163
Less: Accumulated Depreciation	(370,192)	(382,753)
Total Property and Equipment	1,410,197	1,391,332

Other Assets
Assets from discontinued operations
being held for sale	778,056	878,003
Total Other Assets	778,056	878,003

TOTAL ASSETS	$3,144,532	$4,005,308

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$1,294,210	$1,047,541
Stock awards payable	75,000	203,000
Current portion of notes payable	40,457	72,762
Current portion of leases payable	16,384	15,690
Total Current Liabilities	1,426,051	1,338,993

Long-Term Liabilities
Long-term portion of leases payable	18,501	22,832
Total Long-Term Liabilities	18,501	22,832

Other Liabilities
Convertible debt (PIK Notes), net of discount	2,029,167	2,234,473
Liabilities from discontinued operations	98,009	98,406
Total Other Liabilities	2,127,176	2,332,879

TOTAL LIABILITIES	3,571,728	3,694,704

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 67,078,183 and 69,781,351
shares issued and outstanding at March 31,
2010 and December 31, 2009, respectively	67,078	69,781
Additional paid-in capital	26,799,787	26,965,507
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(7,335,537)	(6,766,200)
Accumulated other comprehensive loss	(1,327)	(1,327)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	(479,495)	258,265
Non-controlling interest	52,299	52,339
Total Stockholders’ Equity (Deficit)	(427,196)	310,604

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$3,144,532	$4,005,308

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

				For the Period
				January 1, 2009
				(Beginning of
	For the three months ended			Exploration Stage)
	March 31,			through
	2010		2009	March 31, 2010
			(Restated)

REVENUES	$	- 0 -	$ - 0 -	$ - 0 -
COST OF SALES		- 0 -	- 0 -	- 0 -
Gross Profit		- 0 -	- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration costs		529,213	202,932	1,828,966
General and administrative		650,181	1,166,552	5,334,095
(Gain) loss from disposition of land and equipment		- 0 -	619	(410)
Loss on impairment of equipment		- 0 -	- 0 -	42,042
Total Operating Expenses		1,179,394	1,370,103	7,204,693

Net Operating Loss		(1,179,394)	(1,370,103)	(7,204,693)

OTHER INCOME (EXPENSE):
Interest income		231	10	679
Interest expense		(59,538)	(29,167)	(370,092)
Sale of clay samples		- 0 -	- 0 -	6,000
Refund of insurance premium		- 0 -	13,488	13,786
Gain on stock award forfeiture		145,000	- 0 -	145,000
Gain (loss) on revaluation of stock awards		(17,000)	(31,500)	(167,500)
Net proceeds from legal settlement		28,548	- 0 -	147,461
Amortization of convertible debt discount		(2,194)	- 0 -	(367,341)
Other income (expense)		- 0 -	- 0 -	10,855
Total Other Income (Expense)		95,047	(47,169)	(581,152)

Loss from exploration stage, before income taxes		(1,084,347)	(1,416,034)	(7,785,845)
Provision (benefit) for income taxes		- 0 -	- 0 -	- 0 -
Net Loss from Exploration Stage
Before Discontinued Operations		(1,084,347)	(1,416,034)	(7,785,845)
Net income (loss) from discontinued operations		238,382	(47,167)	173,708
Net loss from exploration stage after discontinued operations		(845,965)	(1,463,201)	(7,612,137)
Net loss attributable to the non-controlling interest		40	14	12
Net Loss Attributable to Applied Minerals, Inc.		$(845,925)	$(1,463,187)	$(7,612,125)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Continued)

	For the three months ended
	March 31,
	2010	2009

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common shareholders	$(0.01)	$(0.02)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	- 0 -	- 0 -
Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$(0.01)	$(0.02)

Weighted Average Shares Outstanding (basic and diluted)	68,826,593	59,267,378

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Continued)

			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2010	2009	March 31, 2010

Net Loss	$(845,925)	$(1,463,201)	$(7,612,125)

Other Comprehensive Income (Loss):
Change in market value of investments	- 0 -	(1,506)	139

Comprehensive Loss	(845,925)	(1,464,707)	(7,611,986)

Comprehensive loss attributable to
noncontrolling interest	- 0 -	- 0 -	- 0 -

Comprehensive Loss Attributable to
Applied Minerals, Inc.	$(845,925)	$(1,464,707)	$(7,611,986)

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(845,925)	$(1,463,187)	$(7,612,125)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	33,594	31,196	157,327
Amortization of discount – PIK Notes	2,194	- 0 -	367,535
Issuance of PIK Notes in payment of interest	3,114	- 0 -	285,701
Stock issued for director services	10,000	10,000	27,250
Fair value of warrants and options
issued to consultants and directors	57,550	21,951	458,784
Loss on revaluation of stock awards	17,000	31,500	167,500
Gain on stock award forfeiture	(145,000)	- 0 -	(145,000)
Gain on disposition of assets	- 0 -	(619)	(410)
Loss on impairment of assets	- 0 -	- 0 -	42,042
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	- 0 -	(27)	44
Deposits and prepaids	27,257	92,154	164,021
Increase (Decrease) in:
Accounts payable and accrued expenses	246,639	258,719	552,295
Net cash used by discontinued operations	1,906	343,054	488,586
Net cash used by operating activities	(591,671)	(675,259)	(5,046,450)

Cash flows from investing activities:
Purchases of land improvements	- 0 -	- 0 -	(2,194)
Purchases of equipment and vehicles	(52,514)	- 0 -	(175,094)
Proceeds from sale of assets	100,000	- 0 -	100,000
Net cash provided by discontinued operations	- 0 -	800	432,170
Net cash provided by investing activities	47,486	800	354,882

Cash flows from financing activities:
Payments on notes payable	(32,305)	(48,059)	(199,508)
Payments on leases payable	(3,637)	(111,117)	(124,884)
Proceeds from notes payable	- 0 -	- 0 -	124,129
Proceeds from PIK notes payable	- 0 -	- 0 -	5,050,000
Payments for legal settlement	(170,000)	- 0 -	(170,000)
Net cash used by discontinued operations	(2,310)	- 0 -	(58,741)
Net cash provided (used) by financing activities	(208,252)	(159,176)	4,620,996

Net increase (decrease) in cash	(752,437)	(833,635)	(70,572)
Cash and cash equivalents at beginning of period	1,584,866	903,001	903,001
Cash and cash equivalents at end of period	$832,429	$69,366	$832,429
The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
					For the Period
					January 1, 2009
					(Beginning of
	For the three months ended				Exploration Stage)
	March 31,				through
	2010		2009		March 31, 2010

Cash Paid For:
Interest		$8,844		$7,242	$26,431
Income Taxes	$	- 0 -	$	- 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock		$210,614	$	- 0 -	$4,306,535

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Applied Minerals, Inc. (“The Company”) has incurred material recurring losses from operations.  At December 31, 2009, the company had aggregate accumulated deficits prior to and during the exploration stage of $27,345,081, in addition to limited cash and unprofitable operations.  For the period ended March 31, 2010 and 2009, the Company sustained net losses before discontinued operations of $1,084,299 and $1,416,034, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain generate revenue and cash flow to meet its obligations on a timely basis and/or management’s ability to raise financing through the sale of equity and/or the disposition of certain non-core assets.  If successful, this will mitigate the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Operating results for the three months period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The consolidated financial information as of December 31, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2009.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was originally incorporated in the state of Idaho on March 4, 1924.  The Company was formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company eventually became inactive as a result of low silver prices.  In September 1997, the Company became active again, delivering contract mining services to other mining companies.  Historically, the Company’s contract mining operation has been its sole source of revenue and income.

In 1998 and 1999, the Company exchanged 71,238 shares of its common stock for 53% of the outstanding shares of Park Copper and Gold Mining, Ltd. (“Park Copper”), an Idaho corporation.  Park Copper holds mining claims in northern Idaho.

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington.  The Company issued 100,000 shares of its common stock for each year of the lease for the years 2002 through 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 in cash.  The property is located in Juab County, Utah and consists of 38 patented-mining claims on approximately 230 acres.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

The Company operated a contract mining business under the trade name of Atlas Fausett Contracting (“AFC”).  AFC was engaged in exploration and mine development as well as preparatory work such as site evaluation, feasibility studies, trouble-shooting and consultation.  AFC’s projects included all types of underground mine development, rehabilitation, and diamond drilling.  On December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate efforts on commercializing the halloysite clay deposit at the Dragon Mine.  There are no plans to resume the contract mining business.

In October 2007, management announced its intention to cease development at the Dragon Mine until both a resource survey and an appropriate processing system could be obtained.  During 2008, the Company hired a geological firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.  Such consulting continued through the period ended March 31, 2010.

In October 2009, the shareholders of the Company voted to change the name of the Company and its state of incorporation.  The Company is incorporated under the laws of the state of Delaware.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, consolidated financial statements represent the consolidation of the Company and all companies that the Company directly controls either through majority ownership or otherwise.

Accounting Method and Use of Estimates
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with principles generally accepted in the United States of America.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements in revenues and expenses during the reporting period.  In these financial statements, assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

Unaudited Interim Financial Statements
The interim financial statements as of March 31, 2010, and for the periods ended March 31, 2010 and 2009, and cumulative from inception of the exploration stage through March 31, 2010, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2010 and the results of its operations and its cash flows for the periods ended March 31, 2010 and 2009, and cumulative from inception of the exploration stage through March 31, 2010.  These results are not necessarily indicative of the results expected for the year ending December 31, 2010.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debt
Pursuant to FASB ASC 470-20, if the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to amortization of convertible debt expense over the life of the debt using the straight-line amortization method (See Note 6).

Fair Value
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  FASB ASC 820-10-50 requires certain disclosures regarding the fair value of financial instruments.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, notes payable, and leases payable, the carrying amounts approximate fair value due to their short maturities.  For other instruments, including securities available for sale, the carrying amounts approximate fair value based market driven pricing.

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

At March 31, 2010 and 2009, and cumulative from inception of the exploration stage through March 31, 2010, all costs associated with the exploration of the Dragon Mine have been expensed.

Restatements
Certain amounts in the 2009 financial statements have been restated to conform to the 2010 presentation to more appropriately account for expenses related to exploration costs.  This restatement had no effect on previously reported results of accumulated deficit.

Subsequent Events
The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure.  This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for fling with the SEC.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation:  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades.  This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASC 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this update are effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, although earlier application is permitted.  The Company is in the process of evaluating when adoption of this update will occur and what effect, if any, will be incurred when the update is adopted.

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.

The Company has identified assets attributed to the discontinued operations that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at March 31, 2010 and December 31, 2009 attributed to the discontinued operation are as follows:

	March 31,	December 31,
	2010	2009

Property and equipment	$778,056	$878,003
Total assets from discontinued operations	$778,056	$878,003

During January 2010, management selected certain of the property and equipment originally included in discontinued operations, and placed them back into operations.

Liabilities at March 31, 2010 and December 31, 2009 attributed to the discontinued operations are as follows:

	March 31,	December 31,
	2010	2009

Accounts payable and accrued liabilities	$9,563	$7,650
Leases payable	88,446	90,756
Total liabilities from discontinued operations	$98,009	$98,406

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

During the three months ended March 31, 2010, the Company received payments in settlement of one previously recorded bad debts from discontinued operations.  Income (loss) after discontinued operations for the three months ended March 31, 2010 and 2009, and cumulative from inception of the exploration stage through March 31, 2010 was calculated as follows:

					For the Period
					January 1, 2009
					(Beginning of
	For the three months ended				Exploration Stage)
	March 31,				Through
	2010		2009		March 31, 2010

Revenues from discontinued operations	$	- 0 -	$	- 0 -	$ - 0 -
Cost of goods sold		- 0 -		- 0 -	- 0 -
General and administrative expenses		(7,125)		(47,167)	(43,479)
Collection of previously recorded bad debt		245,507		- 0 -	447,872
Loss on disposal of assets		- 0 -		- 0 -	(148,138)
Loss on impairment of assets		- 0 -		- 0 -	(82,547)
Income (loss) from discontinued operations		238,382		(47,167)	173,708
Income tax liability		- 0 -		- 0 -	- 0 -
Net income (loss) from discontinued operations		$238,382		$(47,167)	$173,708
The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 350,000 shares in total to a former CEO and Executive Vice President as part of their employment agreements.  These shares have not been issued and are recorded as a liability on the balance sheet entitled stock awards payable.  The Company reviews the value of the stock award payable and adjusts the carrying value to the market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.

In January 2010, as part of a settlement of a class action lawsuit, the former CEO forfeited all rights to his stock awards as part of the final settlement offer.  Therefore, the value of his stock award was written down to $0, creating a gain on stock award forfeiture of $145,000.

For the three months ended March 31, 2010, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at March 31, 2010 and December 31, 2009 were $75,000 and $203,000, respectively.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 25, 2009, the Company sold several 10% Convertible Notes due December 15, 2018.  The notes convert into common stock in the range of $0.35 to $1.00 per share.  The notes pay interest at the rate of 10% per annum payable (including by issuance of additional in-kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes.  If the interest payment is converted into PIK Notes, the terms of the notes emulate the originally issued PIK Notes.

Conversion Feature
All notes described above may be converted at the option of the noteholder at any time there is sufficient authorized, unissued common stock of the Company available for conversion.  The PIK Notes may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.

On November 13, 2009, the Company converted PIK Notes issued in December 2008, April 2009 and May 2009 representing principal and accrued interest of $4,106,403 into 10,513,809 shares of common stock.  During the three months ended March 31, 2010, a PIK Note representing principal and accrued interest of $210,614 was converted by the Company into 324,193 shares of the Company’s common stock.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of flexible preferred stock, $0.001 par value per share.  At March 31, 2010 and December 31, 2009, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At March 31, 2010 and December 31, 2009, 67,078,183 and 69,781,351 shares were issued and outstanding, respectively.

During the three months ended March 31, 2010, the Company issued a total of 16,722 shares of restricted, common stock to directors as payment of director fees.  The value of such was recorded at $10,000.  In addition, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest into 324,193 shares of common stock.

Also during the three months ended March 31, 2010, as a result of a legal settlement, William Jacobson relinquished ownership of 3,044,083 shares of common stock and returned such shares to the Company in exchange for $170,000 in cash.  Upon receipt of the certificates, the shares were canceled and returned to unissued, authorized capital and the Company paid Jacobson the agreed upon $170,000 in cash.

Pursuant to the disclosure requirements set forth under GAAP, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners, and the effect of the changes in the equity attributable to the Company.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Non-Controlling Interest
The Company applied non-controlling interest accounting for the period ended March 31, 2010, which requires it to clearly identify the non-controlling interest in the balance sheets and statements of operations.  The Company discloses three measures of net income (loss): net income (loss) from discontinued operations, net income (loss) from exploration stage, and net income (loss) attributable to non-controlling interest.  The operating cash flows in the consolidated statements of cash flows reflect net loss.

Non-Controlling Interest
Beginning balance, December 31, 2009	$52,339
Net loss attributable to non-controlling interest	(40)
Ending balance, March 31, 2010	$52,299

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
A summary of the status and changes of the warrants are as follows:
	March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	260,000	$0.75
Issued	- 0-	- 0-
Exercised	- 0-	- 0-
Forfeited	- 0-	- 0-
Expired	- 0-	- 0-
Outstanding at March 31, 2010	260,000	$0.75
Exercisable at March 31, 2010	260,000	$0.75

A summary of the status of the warrants outstanding at March 31, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	100,000	4.00 years	$0.35	100,000	$0.35
$1.00	160,000	4.50 years	$1.00	160,000	$1.00
	260,000			260,000

Compensation expense of $4,601 has been recognized for vesting of warrants to non-related parties in the accompanying statements of operations for the period ended March 31, 2010.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Options
A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended March 31, 2010 is as follows:
	March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,533,277	$0.70
Granted	60,000	1.00
Exercised	- 0-	- 0-
Forfeited	- 0-	- 0-
Expired	- 0-	- 0-
Outstanding at March 31, 2010	7,593,277	$0.75
Exercisable at March 31, 2010	3,580,535	$0.70

During the three months ended March 31, 2010, the Company granted 60,000 options to purchase the Company’s common stock with an exercise price of $1.00.  Such options will vest in equally over four quarters beginning October 1, 2010 through September 30, 2011.

A summary of the status of the options outstanding at March 31, 2010 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65-$0.71	75,000	3.25 years	$0.69	75,000	$0.69
$0.70	7,358,277	8.5 years	$0.70	3,455,532	$0.70
$0.91	100,000	4.50 years	$0.91	50,000	$0.91
$1.00	60,000	5.25 years	$1.00	- 0 -	$1.00
	7,593,277			3,580,535

At March 31, 2010, the total compensation of $290,137 for unvested shares is to be recognized over the next 1.50 years on a weighted average basis.

Compensation expense of $52,949 and $21,951 has been recognized for vesting of options to employees, directors, and non-related parties in the accompanying statements of operations for the periods ended March 31, 2010 and 2009, respectively.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 9 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Material Advisors
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

During the quarter ended March 31, 2010, the Board of Directors extended the management agreement between the Company and Material Advisors for one year.  With the extension, the management agreement will terminate on December 31, 2011.

NOTE 10 – RELATED PARTIES

On March 9, 2010, the Board of Directors, after a review of the performance of MA decided to extend the term of the Management Agreement (“Agreement”) between the Company and the Manager from December 31, 2010 through December 31, 2011.  The terms and conditions of the Agreement are summarized in a Current Report on Form 8-K filed on January 7, 2009.

The Company is a related party to Andre Zeitoun, a principal of MA.  During the year ended December 31, 2008, the Company received $50,000 from Mr. Zeitoun in exchange for convertible debt.  All debt and accrued interest has been converted to 156,167 shares of the Company’s common stock.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 11 – SUBSEQUENT EVENTS

Lease for purchase of equipment
In April 2010, the Company entered into a capital lease to purchase two pieces of mining equipment for a total purchase price of $161,444.  Such leases will be paid over an eighteen-month period in equal installments of $10,944 per month.

Resignation of Morris Weiss
On April 16, 2010, Morris Weiss resigned as a director of the Company.  Mr. Weiss’ resignation was not the result of any disagreement with either the Board of Directors or management of the Company.

Commitment for Financing
On May 15, the Company announced that it has secured $1,500,000 in financing through the private placement of 10% Mandatorily Convertible PIK Notes.  The PIK notes have a strike price of $1.00 per share and convert into 1,500,000 shares of the Company’s common stock.

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

We are a natural resources company principally engaged in the exploration of our resource property, the Dragon Mine, located in the state of Utah.

Property Exploration

We intend to continue our exploration activities the Dragon Mine.  We do not intend to seek out and acquire other properties.

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration expenses for the three months ending March 31, 2010 and 2009 were $529,213 and $202,932, respectively, on the halloysite clay property.

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

Halloysite clay has been identified a value-added filler for use in polymer-based nanocomposites.  The global nanocomposites market is expected to grow to $4.0 billion by 2015.  According to BCC Research, clay-filled nanocomposites are expected to represent 47% of the nanocomposites market by 2010.  The U.S. Department of the Navy, represented by the Naval Research Lab (NRL”), has patented a technology that provides for the controlled release of active agents using inorganic tubules such as halloysite clay.  In February 2010, The Department of the Navy gave us notice that it intends to license to us a revocable, nonassignable, co-exclusive license to practice the (i) field of use of building materials which means the use of halloysite microtubules for the elution of any and all substances from them as a biocide and (ii) the field of use of paint which means the use of halloysite microtubules for the elution of any and all substances in paints, sealers, fillers, varnishes, shellac, polyurethane coatings, and any and all “paint-like” coatings applied in liquid form to any and all surfaces for the beautification or protection of surfaces in structures or components thereof, including but not limited to, buildings, marine structures (including boats), furniture and other normally "painted" materials in the United States.  We believe both the building products and paint industries provide attractive market opportunities in which to utilize the licenses described above.  The U.S. Navy has also patented a technology that permits a controlled release of an active agent as an anti-scaling treatment for environments such as oil wells, an application opportunity we are considering pursuing.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates since the end of our 2009 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to our company. For a more detailed discussion on the application of these and our other accounting policies, see “Note 3 – Summary of Significant Accounting Policies” included in this Report and “Note 3 – Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Accounting Standards Codification
The Financial Accounting Standards Board (the “FASB”) has compiled the “Accounting Standards Codification” (the “ASC” or “Codification”), which is a new structure that takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is the single source of authoritative generally accepted accounting principles in the United States.  All guidance included in the Codification is considered authoritative and at March 31, 2010, we had adopted such guidance.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At March 31, 2010 and 2009, all costs associated with the Dragon Mine have been expensed.

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

Stock Options and Warrants
We have stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees.  The plans are more fully described in Note 8 to the financial statements.

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

RESULTS OF OPERATIONS

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations in December 2008 and classified them as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any revenue and, as such, the Company generated no revenue or gross profit for the three months ended March 31, 2010 and 2009.

Total operating expenses for the three months ending March 31, 2010 were $1,179,394 compared to $1,370,103 for the same period ending 2009, a decrease of $190,709 or 13.9%.  The decrease was due primarily to a $516,371, or 44.3%, decrease in general and administrative expense, partially offset by a $326,281, or 160.7% increase in exploration costs.

Exploration costs during the quarter were $529,213 versus $202,932 during the same period in 2009.  The majority of our exploration expenses during both quarters were related to work conducted by a geological consulting firm engaged by the Company to both produce a resource survey of the Dragon Mine and develop a mineral processing system.  The 160.7% increase in exploration costs was related to management’s decision to expand its drilling program to additional areas of the Dragon Mine property, tests on which have indicated the presence of saleable clay mineral.

The decrease in general and administrative expense during the quarter was driven primarily by the reduction in legal expenses.  Legal related expenses incurred during the three months ended March 31, 2010 totaled $96,200, a decrease of approximately $450,000 related to the elimination or reduction of costs associated with the resolution of a class action lawsuit, the implementation of an improved corporate governance infrastructure, and work related to bringing the Company into compliance with SEC filings requirements.  Management believes quarterly legal expense may decline further as the need for SEC and corporate governance-related legal advice diminishes.

Net loss before discontinued operations for the three-month period ending March 31, 2010 was $1,084,347 compared to $1,416,034 for the comparable period in 2009, a decrease of $331,687 or 23.4%.  The decrease in loss in before discontinued operations was due primarily to a $516,371 decline in general and administrative expense (previously described), a $145,000 gain on the forfeiture of the stock award payable to former CEO Robert Dumont, a $14,500 decline in the loss on the revaluation of certain stock awards, and $28,548 in net legal settlement proceeds, partially offset by a $326,281 increase in exploration costs (previously described) and a $30,371 increase in interest expense related to notes issued in April, May, July and October 2009.

Net income from discontinued operations for the three months ended March 31, 2010 was $238,382 compared to a net loss of $47,167 for the comparable period in 2009.  The $285,549 decline in net loss from discontinued operations was due primarily to the collection of a previously recorded bad debt of $245,507.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed through the sale of equity securities, borrowings, and, for the periods up through December 31, 2008, revenues from our contract mining operations. Until we are able to commercialize our Dragon Mine property, we intend to rely on public or private sales of equity securities, the utilization of certain credit facilities and/or the sale of non-core assets to generate the cash flow needed to fund our operations.

The Company has incurred material recurring losses from operations. At March 31, 2010, the Company had a total accumulated deficit of $27,345,033, in addition to limited cash and unprofitable operations. For the three months ended March 31, 2010 and 2009, the Company sustained net losses before discontinued operations of $1,084,347 and $1,416,034, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $591,671 during the three months ended March 31, 2010 versus $675,259 used during the comparable period in 2009.  The $83,588 decrease in cash used during the period was due primarily to a decrease in the net loss realized during the three months ended March 31, 2010 of $617,262, partially offset by a non-cash gain of $145,000 realized on the forfeiture of certain stock awards, a decline in cash generated by discontinued operations of approximately $341,000 and a decline in other non-cash items of approximately $47,000.

Cash used by investing activities during the three months ended March 31, 2010 was $47,486 versus $800 during the comparable period in 2009.  During the three months ended March 31, 2010, the Company used $52,514 to purchase equipment related to the exploration of its Dragon Mine and generated $100,000 through the sale of non-core equipment and vehicles.  During the comparable period in 2009, $800 was generated through the sale of equipment related to discontinued operations.

Cash used through financing activities was $208,252 during the three months ended March 31, 2010 versus $159,176 during the comparable period in 2009.  The $49,076 increase in cash used was driven primarily by the Company’s payment to a former CEO of $170,000 in exchange for a forfeiture of common stock, partially offset by $15,754 decline in payments of certain notes payable and a $107,480 decline in payments of leases payable related to the disposition of previously financed equipment.

At March 31, 2010, the Company had, as part of its long-term liabilities, $2,069,624 face value of 10% Convertible PIK Notes due December 2018.  The Company may sell similar notes in the future to raise cash to fund its operations.

The Company is currently marketing for sale of certain of its non-core properties located in Idaho.  The potential net proceeds from the disposal of such property would be used, in part, to fund the operations of the Company.

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

ITEM 4.                   CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of March 31, 2010, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include ineffective oversight of related party transactions, accounting for securities available for sale, accounting for options, lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of March 31, 2010 and December 31, 2009, and results of its operations and cash flows for the period ended March 31, 2010 and 2009, in conformity with United States generally accepted accounting principles (GAAP).

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

APPLIED MINERALS INC

Dated: May 17, 2010	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 17, 2010	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer