Form 10-Q
period 2010-06-30
Applied Minerals, Inc.
filed 2010-08-16
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS INC
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 12, 2010 was 69,235,463.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)

SECOND QUARTER 2010 REPORT ON FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3 - 4

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Six Months Ended June 30, 2010 and 2009	5 - 7

	Consolidated Statements of Cash Flows (unaudited) for Six Months Ended June 30, 2010 and 2009	8 - 9

	Condensed Notes to the Consolidated Financial Statements	10 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27 - 28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

Certification under Sarbanes-Oxley Act of 2002

 PART I.      FINANCIAL INFORMATION

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,231,185	$1,584,866
Trade accounts receivable	3,750	- 0 -
Mining supplies inventory	22,444	- 0 -
Investments – available for sale	5,565	5,565
Deposits and prepaids	119,548	145,542
Total Current Assets	1,382,492	1,735,973

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	94,029	94,029
Buildings	445,197	445,197
Mining equipment	601,328	432,670
Milling equipment	132,693	98,047
Laboratory equipment	67,728	67,728
Office furniture and equipment	31,087	37,522
Vehicles	77,663	75,163
Less: Accumulated Depreciation	(405,023)	(382,753)
Total Property and Equipment	1,568,431	1,391,332

Other Assets
Assets from discontinued operations
being held for sale	778,056	878,003
Total Other Assets	778,056	878,003

TOTAL ASSETS	$3,728,979	$4,005,308

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$1,228,878	$1,047,541
Stock awards payable	94,000	203,000
Current portion of notes payable	10,548	72,762
Current portion of leases payable	148,350	15,690
Total Current Liabilities	1,481,776	1,338,993

Long-Term Liabilities
Long-term portion of leases payable	61,026	22,832
Total Long-Term Liabilities	61,026	22,832

Other Liabilities
Convertible debt (PIK Notes), net of discount	1,512,033	2,234,473
Liabilities from discontinued operations	87,033	98,406
Total Other Liabilities	1,599,066	2,332,879

TOTAL LIABILITIES	3,141,868	3,694,704

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000
shares authorized,
none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value (120,000,000
shares authorized, 69,223,478 and 69,781,351
shares issued and outstanding at June 30,
2010 and December 31, 2009, respectively)	69,223	69,781
Additional paid-in capital	28,979,790	26,965,507
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(8,503,372)	(6,766,200)
Accumulated other comprehensive loss	(1,327)	(1,327)
Total Applied Minerals, Inc.
stockholders’ equity	534,818	258,265
Non-controlling interest	52,293	52,339
Total Stockholders’ Equity	587,111	310,604

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$3,728,979	$4,005,308

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

									For the Period
									January 1, 2009
									(Beginning of
	For the three months ended				For the six months ended				Exploration Stage)
	June 30,				June 30,				through
	2010		2009		2010		2009		June 30, 2010

REVENUES	$	- 0 -	$	- 0 -	$	- 0 -	$	- 0 -	$ - 0 -
COST OF SALES		- 0 -		- 0 -		- 0 -		- 0 -	- 0 -
Gross Profit		- 0 -		- 0 -		- 0 -		- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration costs		465,393		352,685		994,606		555,617	2,294,359
General and administrative		623,060		1,232,472		1,273,193		2,399,025	5,957,107
(Gain) loss from disposition of land and equipment		- 0 -		- 0 -		- 0 -		- 0 -	(410)
Loss on impairment of equipment		2,270		- 0 -		2,270		- 0 -	44,312
Total Operating Expenses		1,090,723		1,585,157		2,270,069		2,954,642	8,295,368

Net Operating Loss		(1,090,723)		(1,585,157)		(2,270,069)		(2,954,642)	(8,295,368)

OTHER INCOME (EXPENSE):
Interest income		184		18		415		26	863
Interest expense		(64,413)		(78,750)		(123,951)		(107,917)	(434,505)
Sale of clay samples		3,750		6,000		3,750		6,000	9,750
Refund of insurance premium		6,370		- 0 -		6,370		13,489	20,156
Gain on stock award forfeiture		- 0 -		- 0 -		145,000		- 0 -	145,000
Gain (loss) on revaluation of stock awards		(19,000)		(91,000)		(36,000)		(122,500)	(186,500)
Net proceeds from legal settlement		- 0 -		- 0 -		28,547		- 0 -	147,460
Amortization of convertible debt discount		- 0 -		- 0 -		(2,194)		- 0 -	(367,341)
Other income (expense)		(293)		1,373		(293)		1,373	10,562
Total Other Income (Expense)		(73,402)		(162,359)		21,644		(209,529)	(654,555)

Loss from exploration stage, before income taxes		(1,164,125)		(1,747,516)		(2,248,425)		(3,164,171)	(8,949,923)
Provision for income taxes		- 0 -		- 0 -		- 0 -		- 0 -	- 0 -
Net Loss from Exploration Stage
Before Discontinued Operations		(1,164,125)		(1,747,516)		(2,248,425)		(3,164,171)	(8,949,923)
Net income (loss) from discontinued operations		(3,704)		(142,461)		234,678		(189,628)	170,004
Net loss from exploration stage after discontinued operations		(1,167,829)		(1,889,977)		(2,013,747)		(3,353,799)	(8,779,919)
Net income (loss) attributable to the non-controlling interest		(6)		14		(13)		29	(41)
Net Loss Attributable to Applied Minerals, Inc.		$(1,167,835)		$(1,889,963)		$(2,013,760)		$(3,353,770)	$(8,779,960)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
(Continued)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common
shareholders	$(0.02)	$(0.04)	$(0.03)	$(0.06)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$(0.02)	$(0.04)	$(0.03)	$(0.06)

Weighted Average Shares Outstanding (basic and diluted)	67,273,239	59,284,124	68,045,625	59,275,796
The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(continued)

			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage)
	June 30,		through
	2010	2009	June 30, 2010

Net Loss	$(2,013,760)	$(3,353,770)	$(8,779,960)

Other Comprehensive Income (Loss):
Change in market value of investments	- 0 -	(1,506)	139

Comprehensive Loss	(2,013,760)	(3,355,276)	(8,779,821)

Comprehensive loss attributable to non-controlling interest	- 0 -	- 0 -	- 0 -

Comprehensive Loss Attributable to
Applied Minerals, Inc.	$(2,013,760)	$(3,355,276)	$(8,779,821)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage)
	June 30,		through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(2,013,760)	$(3,353,770)	$(8,779,960)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	72,510	62,094	196,243
Amortization of discount – PIK Notes	2,194	- 0 -	367,535
Issuance of PIK Notes in payment of interest	117,552	91,875	400,139
Stock issued for director services	15,000	10,000	27,250
Fair value of warrants and options
issued to consultants and directors	96,893	81,947	498,127
Loss on revaluation of stock awards	36,000	122,500	186,500
Gain on stock award forfeiture	(145,000)	- 0 -	(145,000)
Loss on impairment of assets	2,270	- 0 -	44,312
Loss (Gain) on disposition of assets	- 0 -	131,653	(410)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(3,750)	(5,956)	(3,706)
Inventory	(22,444)	- 0 -	(22,444)
Deposits and prepaids	25,994	165,879	162,758
Increase (Decrease) in:
Accounts payable and accrued expenses	181,337	135,736	486,993
Net cash used by discontinued operations	3,825	276,848	490,505
Net cash used by operating activities	(1,631,379)	(2,281,194)	(6,086,158)

Cash flows from investing activities:
Purchases of land improvements	- 0 -	- 0 -	(2,194)
Purchases of equipment and vehicles	(55,014)	- 0 -	(177,594)
Proceeds from sale of assets	100,000	- 0 -	100,000
Net cash provided by discontinued operations	- 0 -	386,743	432,170
Net cash provided by investing activities	44,986	386,743	352,382

Cash flows from financing activities:
Payments on notes payable	(62,214)	(103,086)	(229,417)
Payments on leases payable	(26,146)	(115,259)	(147,393)
Proceeds from notes payable	- 0 -	- 0 -	124,129
Proceeds from PIK notes payable	1,500,000	2,850,000	6,550,000
Payments for legal settlement	(170,000)	- 0 -	(170,000)
Net cash used by discontinued operations	(8,928)	(41,831)	(65,359)
Net cash provided (used) by financing activities	1,232,712	2,589,824	6,061,960

Net increase (decrease) in cash	(353,681)	695,373	328,184
Cash and cash equivalents at beginning of period	1,584,866	903,001	903,001
Cash and cash equivalents at end of period	$1,231,185	$1,598,374	$1,231,185
The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
					For the Period
					January 1, 2009
					(Beginning of
	For the six months ended				Exploration Stage)
	June 30,				through
	2010		2009		June 30, 2010

Cash Paid For:
Interest		$16,322		$7,242	$33,909
Income Taxes	$	- 0 -	$	- 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of debt and accrued interest to common stock		$2,343,922	$	- 0 -	$6,439,843

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Applied Minerals, Inc. (“The Company”) has incurred material recurring losses from operations.  At June 30, 2010, the Company had aggregate accumulated deficits prior to and during the exploration stage of $28,512,868, in addition to limited cash and unprofitable operations.  For the period ended June 30, 2010 and 2009, the Company sustained net losses before discontinued operations of $2,248,425 and $3,164,171, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management’s ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Operating results for the six months period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The consolidated financial information as of December 31, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2009.

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

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington.  The Company issued 100,000 shares of its common stock for each year of the lease for the years 2002 through 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 in cash.  The property is located in Juab County, Utah and consists of thirty-eight (38) patented mining claims on approximately 230 acres.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

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

In October 2007, management announced its intention to cease development at the Dragon Mine until both a resource survey and an appropriate processing system could be obtained.  During 2008, the Company hired a geological firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.  As of the date of this report, such consulting has resulted in the production of a measured resource of certain portions of the Dragon Mine property.  Additionally, the geological assessment is ongoing and certain mining activities have been restarted.

In October 2009, the shareholders of the Company voted to change the name of the Company from Atlas Mining Company to Applied Minerals, Inc. and to change its state of incorporation.  The Company is incorporated under the laws of the state of Delaware.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unaudited Interim Financial Statements
The interim financial statements as of June 30, 2010, and for the periods ended June 30, 2010 and 2009, and cumulative from inception of the exploration stage through June 30, 2010, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of June 30, 2010 and the results of its operations and its cash flows for the periods ended June 30, 2010 and 2009, and cumulative from inception of the exploration stage through June 30, 2010.  These results are not necessarily indicative of the results expected for the year ending December 31, 2010.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

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

At June 30, 2010 and 2009, and cumulative from inception of the exploration stage through June 30, 2010, all costs associated with the Company’s mine have been expensed.

Mining Supplies Inventory
Mining supplies, consisting primarily of lumber, explosives and other mining exploration supplies, are carried at cost and charged to exploration expense when used.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 4 – DISCONTINUED OPERATIONS

At December 31, 2008, the Company permanently discontinued its contract mining operations.

The Company has identified assets attributed to the discontinued operations that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at June 30, 2010 and December 31, 2009 attributed to the discontinued operation are as follows:

	June 30,	December 31,
	2010	2009

Property and equipment	$778,065	$878,003
Total assets from discontinued operations	$778,065	$878,003

During January 2010, management selected certain of the property and equipment originally included in discontinued operations, and placed them back into operations.

Liabilities at June 30, 2010 and December 31, 2009 attributed to the discontinued operations are as follows:

	June 30,	December 31,
	2010	2009

Accounts payable and accrued liabilities	$11,475	$7,650
Leases payable	75,558	90,756
Total liabilities from discontinued operations	$87,033	$98,406

Income (loss) after discontinued operations for the three months ended June 30, 2010 and 2009 was calculated as follows:
	For the three months ended
	June 30,
	2010	2009

General and administrative expenses	$(3,704)	$(10,808)
Loss on disposal of assets	- 0 -	(131,653)
Income (loss) from discontinued operations	(3,704)	(142,461)
Income tax liability	- 0 -	- 0 -
Net income (loss) from discontinued operations	$(3,704)	$(142,461)

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

During the six months ended June 30, 2010, the Company received payments in settlement of one previously recorded bad debts from discontinued operations.  Income (loss) after discontinued operations for the six months ended June 30, 2010 and 2009, and cumulative from inception of the exploration stage through June 30, 2010 was calculated as follows:

					For the Period
					January 1, 2009
					(Beginning of
	For the six months ended				Exploration Stage)
	June 30,				Through
	2010		2009		June 30, 2010

Revenues from discontinued operations	$	- 0 -	$	- 0 -	$ - 0 -
Cost of goods sold		- 0 -		- 0 -	- 0 -
General and administrative expenses		(10,829)		(57,975)	(47,183)
Collection of previously recorded bad debt		245,507		- 0 -	447,872
Loss on disposal of assets		- 0 -		(131,653)	(148,138)
Loss on impairment of assets		- 0 -		- 0 -	(82,547)
Income (loss) from discontinued operations		234,678		(189,628)	170,004
Income tax liability		- 0 -		- 0 -	- 0 -
Net income (loss) from discontinued operations		$234,678		$(189,628)	$170,004

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 5 – STOCK AWARD PAYABLE (CONTINUED)

For the six months ended June 30, 2010, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at June 30, 2010 and December 31, 2009 were $94,000 and $203,000, respectively.

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and May 17, 2010, the Company sold 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at between $0.35 and $1.00 per share.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional Convertible Notes.  If the interest payment is converted into Convertible Notes, the terms of the notes emulate the originally issued Convertible Note.

Conversion Feature
All notes described above may be converted at the option of the noteholder at any time there is sufficient authorized, unissued common stock of the Company available for conversion.  The PIK Notes, except for those issued on May 17, 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued on May 17, 2010 cannot be converted by the Company for one year from the date of issuance.

In May 2010, the Company sold $1,500,000 face amount of 10% PIK-Election Convertible Notes due December 2018.  The Notes convert into common stock of the Company at $1.00 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the May 2010 Notes.  The May 2010 Notes bear interest at 10% per annum payable semi-annually, either in cash or in-kind, on June 15 and December 15 of each year commencing June 15, 2010.  As of June 30, 2010 the Company had accrued interest on the May 2010 Notes of $6,300.

In October 2009, the Company sold $2,000,000 of 10% Convertible Notes due December 15, 2018.  The October 2009 Notes convert into common stock at $1.00 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the notes.  The October 2009 Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing December 15, 2009.

On November 13, 2009, the Company converted PIK Notes issued in December 2008, April 2009, and May 2009 representing principal and accrued interest of $4,106,403 into 10,513,809 shares of common stock. Upon conversion, the $363,110 unamortized discount was expensed.  In February 2010 and June 2010, convertible debt issued during July 2009 and October 2009, with face value plus accrued and converted interest totaling $2,343,922, was mandatorily converted into 2,457,500 shares of the Company’s common stock.  Upon conversion, the $2,193 of unamortized discount was expensed.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 7 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company issued a total of 23,085 shares of restricted, common stock to directors as payment of director fees.  The value of such was recorded at $15,000.  The Company also issued a total of 5,625 shares of common stock to a consultant for services provided, which were valued at $4,500.  In addition, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest of $2,343,922 into 2,457,500 shares of common stock.

During the six months ended June 30, 2010, as a result of a legal settlement, William Jacobson relinquished ownership of 3,044,083 shares of common stock and returned such shares to the Company in exchange for $170,000 in cash.  Upon receipt of the certificates, the shares were canceled and returned to unissued, authorized capital and the Company paid Jacobson the agreed upon $170,000 in cash.

Non-Controlling Interest
The Company applied non-controlling interest accounting for the period ended June 30, 2010, which requires it to clearly identify the non-controlling interest in the balance sheets and statements of operations.  The Company discloses three measures of net income (loss):  net income (loss) from discontinued operations, net income (loss) from exploration stage, and net income (loss) attributable to non-controlling interest.  The operating cash flows in the consolidated statement of cash flows reflect net loss.

NON-CONTROLLING INTEREST

Beginning balance, December 31, 2009	$52,339
Net Loss attributable to non-controlling interest	(46)
Ending balance, June 30, 2010	$52,293

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
A summary of the status and changes of the warrants are as follows:

	June 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	260,000	$0.75
Issued	- 0-	- 0-
Exercised	- 0-	- 0-
Forfeited	0-	- 0-
Expired	- 0-	- 0-
Outstanding at June 30, 2010	260,000	$0.75
Exercisable at June 30, 2010	260,000	$0.75

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the warrants outstanding at June 30, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	100,000	4.00 years	$0.35	100,000	$0.35
$1.00	160,000	4.50 years	$1.00	160,000	$1.00
	260,000			260,000

Outstanding Stock Options
A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended June 30, 2010 is as follows:

	June 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,533,277	$0.70
Granted	60,000	1.00
Exercised	- 0-	- 0-
Forfeited	(41,667)	0.90
Expired	- 0-	- 0-
Outstanding at June 30, 2010	7,551,610	$0.75
Exercisable at June 30, 2010	4,168,722	$0.70

During the six months ended June 30, 2010, the Company granted 60,000 options to purchase the Company’s common stock with an exercise price of $1.00.  Such options will vest in equally over four quarters beginning October 1, 2010 through September 30, 2011.  The fair value of the options granted during the period was $25,140.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options outstanding at June 30, 2010 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65-$0.71	75,000	3.00 years	$0.69	75,000	$0.69
$0.70	7,358,277	8.25 years	$0.70	4,035,389	$0.70
$0.90	58,333	4.25 years	$0.90	58,333	$0.90
$1.00	60,000	5.00 years	$1.00	- 0 -	$1.00
	7,551,610			4,168,722

At June 30, 2010, the total compensation of $252,911 for unvested shares is to be recognized over the next 1.25 years on a weighted average basis.

Compensation expense of $96,893 and $81,947 has been recognized for vesting of options to employees, directors, and non-related parties in the accompanying statements of operations for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010 vested options of 4,168,722 and non-vested options of 3,382,889 had an aggregate intrinsic value of $1,788,570.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Material Advisors
On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”).  The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement Manager will perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun will serve as Company’s Chief Executive Officer and has been nominated to be a member of the Company’s Board of Directors.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The services provided by Manager will include, without limitation, consulting with the Board of Directors of the Company and the Company’s management on business and financial matters.  Manager is be paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager will be solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  The Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s common stock.

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

On March 9, 2010, the Board of Directors, after a review of the performance of Material Advisors decided to extend the term of the Management Agreement (“Agreement”) between the Company and the Manager from December 31, 2010 through December 31, 2011.  The terms and conditions of the Agreement are summarized in a Current Report on Form 8-K filed on January 7, 2009.  Material Advisors is paid $83,333.33 per month per the terms of the Agreement.

Class Action Settlement Agreement
On July 2, 2009, the Company entered into a Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action Under the terms of the Class Action Settlement Agreement the Company will pay plaintiffs $1,250,000 (which includes fees to plaintiff’s counsel), to be funded by the proceeds of an insurance policy issued by Navigators Insurance Co.(as provided below), in exchange for release of all claims against the Company, NanoClay & Technologies, Inc., and William T. Jacobson, Robert Dumont, Ronald Price and Barbara Suveg (the “Individual Defendants”).  The Company will also fund up to $75,000 to fund expenses in connection with notification to class members. The Class Action Settlement Agreement is the settlement agreement contemplated by the Memorandum of Understanding (“MOU”) described in its prior response and the terms of it are consistent with the terms of such MOU. The Settlement Agreement is subject to a number of conditions including successful completion of confirmatory due diligence by the lead plaintiffs and final court approval.  The plaintiff’s counsel is currently evaluating all claims.

NOTE 10 – RELATED PARTIES

The Company, through its director, David Taft, is a related party to IBS Capital (“IBS”).  During the six months ended June 30, 2010, the Company received $500,000 in exchange for convertible debt purchased by IBS.  The original debt plus approximately $2,000 of interest that was converted into additional May 2010 Notes and approximately $1,000 of accrued interest remained payable to IBS as of June 30, 2010.  During the six months ended June 30, 2009, The Company received $500,000 in exchange for convertible debt purchased by IBS.  On November 13, 2009, the outstanding debt and accrued interest totaling $526,628 was converted into 1,053,258 shares of the Company’s common stock.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 10 – RELATED PARTIES (CONTINUED)

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

The deadline for submitting claims in the Class Action was May 6, 2010.  The plaintiff’s counsel is currently evaluating all claims. The amount payable to the Forbearing Shareholders varies depending on the dollar amount of claims actually submitted in the Class Action, the higher the dollar amount of claims submitted in the Class Action, the lower the amount payable to the Forbearing Shareholders.  By way of example, if no claims at all were submitted by shareholders in the Class Action, the amount payable to all of the Forbearing Shareholders would be $800,000; if $3,000,000 in claims are submitted in the Class Action, the amount payable to the Forbearing Shareholders would be $474,136.

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

Forbearance Agreement (Continued)

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

NOTE 11 – SUBSEQUENT EVENTS

Lease for purchase of equipment
In July 2010 the Company entered into a capital lease to purchase one piece of mining equipment for a total purchase price of $29,800.  The lease will begin on July 30, 2010.  Such lease will be paid in equal installments of $3,800 per month.  Per the terms of the lease agreement, if the Company decides to purchase the equipment within forty-five (45) days of the commencement of the lease, 100% of the lease payments that have been paid will be applied to the purchase price.  If the Company decides to purchase the equipment forty-five (45) days after the commencement of the lease agreement, 80% of the lease payments that have been paid will be applied to the purchase price.

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

OVERVIEW

Historically, our primary source of revenue had been generated by Contract Mining operations.  However, on December 31, 2008, we discontinued our Contract Mining efforts due to economic conditions and the desire to concentrate efforts on commercializing the halloysite clay deposit at the Dragon Mine.  The discontinuation of the Contract Mining segment reclassified the Company as an exploration stage company.

We are a natural resources company principally engaged in the exploration of our resource property, the Dragon Mine, located in the state of Utah.

Property Exploration

We intend to continue our exploration activities the Dragon Mine.  We do not intend to seek out and acquire other properties.

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration expenses for the six months ending June 30, 2010 and 2009 were $994,606 and 555,617, respectively, on the halloysite clay property.

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

In 2009, the Company entered into a development agreement with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (LaTech).  The scope of the agreement includes, among other things, the development of the Dragon Mine halloysite as part of an anti-corrosion paint application in addition to the development of other emerging applications.  In 2009, the Company entered into a consulting agreement with Amit Dharia, PhD, President of Transmit Technology Group, LLC of Austin, TX.  Dr. Dharia has over 23 years of experience in the plastics industry focused primarily on R&D and new product development.  Dr. Dharia is advising the Company with regard to its pursuit of opportunities within the polymer composite market.  In May 2010, the Company entered into a consulting agreement with Yash Khanna of Innoplast Solutions.  Dr. Khanna has over 34 years of highly diversified experience within the plastics industry focused primarily on new product development and marketing.  Messrs. Dharia and Khanna are consulting the Company on the development, commercialization and marketing of polymer-based applications that utilize the Company’s halloysite clay to enhance performance.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At June 30, 2010 and 2009, all costs associated with the Dragon Mine have been expensed.

Stock Options and Warrants
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

RESULTS OF OPERATIONS

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations in December 2008 and classified it as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any material revenue and, as such, the Company generated no revenue or gross profit for the three and six months ended June 30, 2010 and 2009.

Total operating expenses for the three months ending June 30, 2010 were $1,090,723 compared to $1,585,157 for the same period ending 2009, a decrease of $494,434 or 31.2%.  The decrease was due primarily to a $609,412, or 49.4%, decrease in general and administrative expense, partially offset by a $112,708, or 32.0% increase in exploration costs.

Exploration costs during the quarter were $465,393 versus $352,685, an increase of $112,708, for the comparable period in 2009.  The majority of our exploration expenses during the quarter was related to the continued geological surveying of our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The 32.0% increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, testing of which has indicated the presence of saleable clay mineral.  The primary drivers of the increase in exploration costs were a $48,933 increase in wage and wage related expense, a $25,960 increase in equipment rent and leasing expense and a $43,806 increase in contract material testing costs.

General and administrative expense for the three months ended June 30, 2010 was $623,060 versus $1,232,472 for the comparable period in 2009.  The decrease was driven primarily by a $488,624 reduction in legal expenses related to the elimination or reduction of costs associated with the resolution of a class action lawsuit, the implementation of an improved corporate governance infrastructure, and work related to bringing the Company into compliance with SEC filings requirements.  Management believes quarterly legal expense may decline further as the need for SEC and corporate governance-related legal advice diminishes.  The decline general and administrative expense was also driven by a $102,408 decrease in professional consulting fees incurred during the three months ended June 30, 2010, partially offset by a $41,755 increase in expense related to our shareholder communications and annual meeting.

Net loss before discontinued operations for the three-month period ending June 30, 2010 was $1,164,125 compared to $1,747,516 for the comparable period in 2009, a decrease of $583,391 or 33.4%.  The decrease in loss in before discontinued operations was due primarily to a $609,412 decline in general and administrative expense (previously described), a $14,337 decline in interest expense and a $72,000 decline in the loss attributable to the revaluation of certain stock awards, partially offset by a $112,708 increase in exploration costs (previously described).

Net loss from discontinued operations for the three months ended June 30, 2010 was $3,704 compared to a net loss of $142,461 for the comparable period in 2009.  The $138,757 decline in net loss from discontinued operations was due primarily to a loss of  $131,653 on the disposition of certain assets related to discontinued operations that took place during the three months ended June 30, 2009.

Total operating expenses for the six months ending June 30, 2010 were $2,270,069 compared to $2,954,642 for the comparable period in 2009, a decrease of $684,573 or 23.2%.  The decrease was due primarily to a $1,125,832, or 46.9%, decrease in general and administrative expense, partially offset by a $438,989, or 79.0%, increase in exploration costs.

Exploration costs during the six months ended June 30, 2010 were $994,606 versus $555,617, an increase of  $438,989, during the comparable period in 2009.  The majority of our exploration expenses during the quarter were related to the continued geological surveying of our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The 79.0% increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, testing of which has indicated the presence of saleable clay mineral.  The primary drivers of the increase in exploration costs were a $128,840 increase in wage and wage related expense, a $96,773 increase in consulting and professional services, a $78,266 increase in contract material a $37,776 increase in equipment rental and lease expense, a $25,182 increase in utilities expense, a $21,488 increase in drilling material expense and a $18,424 increase license and fee expense.

General and administrative expenses incurred during the six months ended June 30, 2010 totaled $1,273,193 versus $2,399,025 during the comparable period in 2009.  The decrease was driven primarily by a $936,576 reduction in legal expenses, which resulted from the elimination or reduction of costs associated with the resolution of a class action lawsuit, the implementation of an improved corporate governance infrastructure, and work related to bringing the Company into compliance with SEC filings requirements.  The decline was also driven by a $159,850 decrease in professional consulting fees, a $76,349 decrease in insurance expense and a $44,473 decrease in wages paid.

Net loss before discontinued operations for the six months ending June 30, 2010 was $2,248,425 compared to $3,164,171 for the comparable period in 2009, a decrease of $915,746 or 28.9%.  The decrease in loss in before discontinued operations was due primarily to a $1,125,832 decline in general and administrative expense (previously described), a $145,000 gain on a stock award forfeiture that took place during the period, an $86,500 decrease in a loss realized on the revaluation of certain stock awards and the reception of $28,547 of legal settlement proceeds related to the resolution of a class action lawsuit, partially offset by a $438,989 increase in exploration costs (previously described).

Net income from discontinued operations for the six months ended June 30, 2010 was $234,678 compared to a net loss of $189,628 for the comparable period in 2009.  The $424,306 decline in net loss from discontinued operations was due primarily to the collection of a previously categorized bad debt totaling $245,507 and the absence of a $131,653 loss recognized on the disposition of assets associated with discontinued operations during the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed through the sale of equity securities, borrowings, and, for the periods up through December 31, 2008, revenues from our contract mining operations. Until we are able to commercialize our Dragon Mine property, we intend to rely on public or private sales of equity securities and/or the sale of non-core assets to generate the cash flow needed to fund our operations.

The Company has incurred material recurring losses from operations. At June 30, 2010, the Company had a total accumulated deficit of $28,512,868, in addition to limited cash and unprofitable operations. For the three months ended June 30, 2010 and 2009, the Company sustained net losses before discontinued operations of $1,164,125 and $1,747,516, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $1,631,379 during the six months ended June 30, 2010 versus $2,281,194 for the comparable period in 2009.  The $649,815 decrease in cash used during the period was due primarily to a decrease in the net loss realized during the six months ended June 30, 2010 of $1,340,010, partially offset by a non-cash gain of $145,000 realized on the forfeiture of certain stock awards, a $131,651 decline in an add-back related to the disposition of non-core assets, a $139,885 decline in cash generated by deposits and prepaids and a $273,023 decline in cash generated by discontinued operations.

Cash provided by investing activities during the six months ended June 30, 2010 was $44,986 versus $386,743 during the comparable period in 2009.  During the six months ended June 30, 2010, the Company used $55,014 to purchase equipment related to the exploration of its Dragon Mine, generated $100,000 through the sale of non-core equipment and vehicles.  During the comparable period in 2009, $386,743 was generated through the sale of equipment related to the Company’s discontinued operations.

Cash generated through financing activities was $1,232,712 during the six months ended June 30, 2010 versus $2,589,824 during the comparable period in 2009.  The $1,357,112 decrease in cash generated during the period was driven primarily by a $1,350,000 reduction in proceeds raised through the sale of 10% PIK-Election Convertible Notes due 2018.

At June 30, 2010, the Company had, as part of its long-term liabilities, $1,512,033 face value of 10% PIK-Election Convertible Notes due 2018.  The Company may sell similar notes in the future to raise cash to fund its operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of June 30, 2010, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  Material weaknesses identified include lack of appropriate accounting procedures and personnel, journal entry approval and procedures, and management’s assessment of internal control over financial reporting.  As a result of the material weaknesses identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of June 30, 2010 and December 31, 2009, and results of its operations and cash flows for the period ended June 30, 2010 and 2009, in conformity with United States generally accepted accounting principles (GAAP).

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

The deadline for submitting claims in the Class Action was May 6, 2010.  The plaintiff’s counsel is currently evaluating all claims.. The amount payable to the Forbearing Shareholders varies depending on the dollar amount of claims actually submitted in the Class Action, the higher the dollar amount of claims submitted in the Class Action, the lower the amount payable to the Forbearing Shareholders.  By way of example, if no claims at all were submitted by shareholders in the Class Action, the amount payable to all of the Forbearing Shareholders would be $800,000; if $3,000,000 in claims are submitted in the Class Action, the amount payable to the Forbearing Shareholders would be $474,136.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2010, we sold stock not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

On May 17, 2010, the Company sold to accredited investors $1,500,000 principal amount of 10% PIK-Election Convertible Notes due 2018 (“the Notes”) at a conversion price of $1.00 per share and entered into a Registration Rights Agreement in connection with the shares to be issued upon conversion of the Notes.

On May 26, 2010, the Company issued 5,625 registered shares as payment for consulting services valued at $4,500.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

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

APPLIED MINERALS INC

Dated: August 16, 2010	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 16, 2010	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer