Form 10-Q
period 2010-09-30
Applied Minerals, Inc.
filed 2010-11-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS INC
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of September 30, 2010 was 69,249,072 .

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
(Formerly Atlas Mining Company and Subsidiary)
(An Exploration Stage Company)

THIRD QUARTER 2010 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2010 and 2009	7

	Condensed Notes to the Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures

Certification under Sarbanes-Oxley Act of 2002

 PART I.  FINANCIAL INFORMATION

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$202,334	$1,584,866
Supply inventory	6,820	- 0 -
Investments – available for sale	5,565	5,565
Deposits and prepaids	81,479	145,542
Total Current Assets	296,198	1,735,973

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	137,137	94,029
Buildings	445,197	445,197
Mining equipment	605,528	432,670
Milling equipment	199,384	98,047
Laboratory equipment	67,728	67,728
Office furniture and equipment	27,419	37,522
Vehicles	77,663	75,163
Less: Accumulated Depreciation	(439,927)	(382,753)
Total Property and Equipment	1,643,858	1,391,332

Other Assets
Assets from discontinued operations
being held for sale	711,366	878,003
Total Other Assets	711,366	878,003

TOTAL ASSETS	$2,651,422	$4,005,308

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$1,438,661	$1,047,541
Stock awards payable	80,000	203,000
Current portion of notes payable	- 0 -	72,762
Current portion of leases payable	184,483	15,690
Total Current Liabilities	1,703,144	1,338,993

Long-Term Liabilities
Long-term portion of leases payable	38,931	22,832
Total Long-Term Liabilities	38,931	22,832

Other Liabilities
Convertible debt (PIK Notes), net of discount	1,512,033	2,234,473
Liabilities from discontinued operations	13,527	98,406
Total Other Liabilities	1,525,560	2,332,879

TOTAL LIABILITIES	3,267,635	3,694,704

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 69,249,072 and 69,781,351
shares issued and outstanding at September 30,
2010 and December 31, 2009, respectively	69,249	69,781
Additional paid-in capital	29,055,687	26,965,507
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(9,782,599)	(6,766,200)
Accumulated other comprehensive loss	(1,327)	(1,327)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	(668,485)	258,265
Non-controlling interest	52,272	52,339
Total Stockholders’ Equity (Deficit)	(616,213)	310,604

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$2,651,422	$4,005,308

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
						For the Period
						January 1, 2009
						(Beginning of
	For the three months ended			For the nine months ended		Exploration Stage)
	September 30,			September 30,		through
	2010	2009		2010	2009	September 30, 2010
		(Restated)			(Restated)

REVENUES	$ - 0 -	$ - 0 -	$	- 0 -	$ - 0 -	$ - 0 -
COST OF SALES	- 0 -	- 0 -		- 0 -	- 0 -	- 0 -
Gross Profit	- 0 -	- 0 -		- 0 -	- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration costs	778,752	300,159		1,773,358	855,776	2,796,550
General and administrative	484,720	1,097,795		1,757,913	3,496,820	6,165,266
(Gain) loss from disposition of land and equipment	- 0 -	- 0 -		- 0 -	- 0 -	(410)
Loss on impairment of equipment	- 0 -	10,889		2,270	10,889	44,312
Total Operating Expenses	1,263,472	1,408,843		3,533,541	4,363,485	9,282,279

Net Operating Loss	(1,263,472)	(1,408,843)		(3,533,541)	(4,363,485)	(9,282,279)

OTHER INCOME (EXPENSE):
Interest income	132	76		547	102	995
Interest expense	(40,894)	(116,338)		(164,845)	(224,255)	(475,399)
Sale of clay samples	- 0 -	- 0 -		3,750	6,000	9,750
Refund of insurance premium	- 0 -	297		6,370	13,786	20,156
Gain on stock award forfeiture	- 0 -	- 0 -		145,000	- 0 -	145,000
Gain (loss) on revaluation of stock awards	14,000	(140,000)		(22,000)	(262,500)	(172,500)
Net proceeds from legal settlement	- 0 -	193,913		28,547	193,913	147,460
Amortization of convertible debt discount	- 0 -	- 0 -		(2,194)	- 0 -	(367,341)
Other income (expense)	2	- 0 -		(291)	- 0 -	10,564
Total Other Income (Expense)	(26,760)	(62,050)		(5,116)	(272,954)	(681,315)

Loss from exploration stage, before income taxes	(1,290,232)	(1,470,895)		(3,538,657)	(4,636,439)	(9,963,594)
Provision (benefit) for income taxes	- 0 -	- 0 -		- 0 -	- 0 -	- 0 -
Net Loss from Exploration Stage
Before Discontinued Operations	(1,290,232)	(1,470,895)		(3,538,657)	(4,636,439)	(9,963,594)
Net income (loss) from discontinued operations	11,002	4,830		245,680	(184,798)	181,033
Net loss from exploration stage after discontinued operations	(1,279,230)	(1,466,065)		(3,292,977)	(4,821,237)	(9,782,561)
Net income (loss) attributable to the non-controlling interest	3	33		(10)	62	(38)
Net Loss Attributable to Applied Minerals, Inc.	$ (1,279,227)	$ (1,466,032)		$(3,292,987)	$ (4,821,175)	$ (9,782,599)

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common
shareholders	$ (0.02)	$ (0.03)		$(0.05)	$ (0.08)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	0.00	0.00		0.00	0.00
Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$ (0.02)	$ (0.03)		$(0.05)	$ (0.08)
Weighted Average Shares Outstanding
(basic and diluted)	69,236,813	59,284,121		68,042,487	59,278,852

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(continued)

			For the Period
			January 1, 2009
			(Beginning of
	For the nine months ended		Exploration Stage)
	September 30,		through
	2010	2009	September 30, 2010

Net Loss	$(3,292,987)	$(4,821,175)	$(9,782,599)

Other Comprehensive Income (Loss):
Change in market value of investments	- 0 -	(981)	139

Comprehensive Loss	(3,292,987)	(4,822,156)	(9,782,460)

Comprehensive loss attributable to non-controlling interest	- 0 -	- 0 -	- 0 -

Comprehensive Loss Attributable to
Applied Minerals, Inc.	$(3,292,987)	$(4,822,156)	$(9,782,460)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
					For the Period
					January 1, 2009
					(Beginning of
	For the nine months ended				Exploration Stage)
	September 30,				through
	2010		2009		September 30, 2010
Cash flows from operating activities:
Net loss		$(3,292,987)		$(4,821,175)	$(9,728,599)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation		111,756		92,737	235,462
Amortization of discount – PIK Notes		2,194		- 0 -	367,535
Issuance of PIK Notes in payment of interest		119,287		91,875	401,874
Stock issued for director services		20,000		10,000	37,250
Stock issued for payment of consulting services		23,080		- 0 -	23,080
Fair value of warrants and options
issued to consultants and directors		149,235		81,947	550,469
Loss on revaluation of stock awards		22,000		262,500	172,500
Gain on stock award forfeiture		(145,000)		- 0 -	(145,000)
Loss on impairment of assets		2,270		10,889	44,312
Loss on disposition of assets		- 0 -		148,138	(410)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable		- 0 -		44	44
Supply inventory		(6,820)		- 0 -	(6,820)
Deposits and prepaids		64,063		240,637	200,827
Increase (Decrease) in:
Accounts payable and accrued expenses		391,120		731,665	696,776
Net cash used by discontinued operations		5,175		138,211	353,574
Net cash used by operating activities		(2,534,627)		(3,012,532)	(6,851,120)

Cash flows from investing activities:
Purchases of land improvements		(43,108)		- 0 -	(45,302)
Purchases of equipment and vehicles		(59,887)		(14,775)	(182,467)
Proceeds from sale of assets		100,000		- 0 -	100,000
Net cash provided by discontinued operations		- 0 -		386,743	293,890
Net cash provided by investing activities		(2,995)		371,968	166.121

Cash flows from financing activities:
Payments on notes payable		(72,762)		(115,836)	(239,965)
Payments on leases payable		(75,923)		(117,555)	(197,170)
Proceeds from notes payable		- 0 -		- 0 -	124,129
Proceeds from PIK notes payable		1,500,000		3,150,000	6,550,000
Payments for forfeiture of common stock		(170,000)		- 0 -	(170,000)
Net cash used by discontinued operations		(26,225)		(41,831)	(82,656)
Net cash provided (used) by financing activities		1,155,090		2,874,778	5,984,338

Net increase (decrease) in cash		(1,382,532)		234,214	(700,667)
Cash and cash equivalents at beginning of period		1,584,866		903,001	903,001
Cash and cash equivalents at end of period		$202,334		$1,137,215	$202,334

Cash Paid For:
Interest		$52,138		$51,724	$69,725
Income Taxes	$	- 0 -	$	- 0 -	$ - 0 -

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and accrued interest to common stock		$2,343,922	$	- 0 -	$6,439,843
Assets under capital lease		197,000		-0-	197,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Applied Minerals, Inc. (“The Company”) has incurred material recurring losses from operations.  At September 30, 2010, the Company had aggregate accumulated deficits prior to and during the exploration stage of $29,792,095, in addition to limited cash and unprofitable operations.  For the period ended September 30, 2010 and 2009, the Company sustained net losses before discontinued operations of $3,538,657 and $4,636,439, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management’s ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern.  In October 2010 the Company raised $3.05 million of proceeds through the sale of 10% PIK-Election Convertible Notes due 2018.

Operating results for the nine months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The consolidated financial information as of December 31, 2009 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2009.

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

In July 2001, the Company began leasing the Dragon Mine from Conjecture Silver Mines, Inc. of Spokane, Washington.  The Company issued 100,000 shares of its common stock for each year of the lease for the years 2002 through 2005 and exercised the right to purchase the mine on August 18, 2005 for $500,000 in cash.  The property is located in Juab County, Utah and consists of 38 patented mining claims on approximately 230 acres.

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

In October 2007, management announced its intention to cease development at the Dragon Mine until both a resource survey and an appropriate processing system could be obtained.  During 2008, the Company hired a geological firm it believes is capable of conducting the necessary resource survey and identifying an appropriate processing system.  Such consulting continued during the nine months ended September 30, 2010.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unaudited Interim Financial Statements
The interim financial statements as of September 30, 2010, and for the periods ended September 30, 2010 and 2009, and cumulative from inception of the exploration stage through September 30, 2010, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of September 30, 2010 and the results of its operations and its cash flows for the periods ended September 30, 2010 and 2009, and cumulative from inception of the exploration stage through September 30, 2010.  These results are not necessarily indicative of the results expected for the year ending December 31, 2010.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. The Company calculates the fair value of each option using the Black-Scholes option pricing model.

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

At September 30, 2010 and 2009, and cumulative from inception of the exploration stage through September 30, 2010, all costs associated with the Company’s mine have been expensed.

Mining Supplies Inventory
Mining supplies, consisting primarily of lumber, explosives, and other mining exploration supplies, are carried at cost and charged to exploration expense when used.

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

The Company has identified assets attributed to the discontinued operations that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at September 30, 2010 and December 31, 2009 attributed to the discontinued operation are as follows:

	September 30,	December 31,
	2010	2009

Property and equipment	$711,366	$878,003
Total assets from discontinued operations	$711,366	$878,003

During January and September 2010, management selected certain of the property and equipment originally included in discontinued operations, and placed them back into operations.

Liabilities at September 30, 2010 and December 31, 2009 attributed to the discontinued operations are as follows:

	September 30,	December 31,
	2010	2009

Accounts payable and accrued liabilities	$13,527	$7,650
Leases payable	- 0 -	90,756
Total liabilities from discontinued operations	$13,527	$98,406

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

At September 30, 2010, the long-term debt was removed from discontinued operations and returned to liabilities associated with operations.  The reclassified long-term debt was related to assets that were placed back into operations from discontinued operations.

During the nine months ended September 30, 2010, the Company received payments in settlement of one previously recorded bad debts from discontinued operations.  Income (loss) after discontinued operations for the nine months ended September 30, 2010 and 2009, the three months ended September 30, 2010 and 2009, and cumulative from inception of the exploration stage through September 30, 2010 was calculated as follows:

									For the Period
									January 1, 2009
									(Beginning of
	For the nine months ended				For the three months ended				Exploration Stage)
	September 30,				September 30,				Through
	2010		2009		2010		2009		March 31, 2010

Revenues from discontinued operations	$	- 0 -	$	- 0 -	$	- 0 -	$	- 0 -	$ - 0 -
Cost of goods sold		- 0 -		- 0 -		- 0 -		- 0 -	- 0 -
General and administrative expenses		(5,469)		(59,325)		(1,823)		(1,350)	(48,979
Collection of previously recorded bad debt		238,324		6,180		- 0 -		6,180	447,872
Gain on write off of accruals		12,825		- 0 -		12,825		- 0 -	12,825
Loss on disposal of assets		- 0 -		(131,653)		- 0 -		- 0 -	(148,138)
Loss on impairment of assets		- 0 -		- 0 -		- 0 -		- 0 -	(82,547)
Income (loss) from discontinued operations		245,680		(184,798)		11,002		4,830	181,033
Income tax liability		- 0 -		- 0 -		- 0 -		- 0 -	- 0 -
Net income (loss) from discontinued operations		$245,680		$(184,798)		$11,002		$4,830	$181,033

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

For the nine months ended September 30, 2010, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at September 30, 2010 and December 31, 2009 were $80,000 and $203,000, respectively.

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and May 17, 2010, the Company sold $7.55 million principle amount of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at between $0.35 and $1.00 per share.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional Convertible Notes.  If the interest payment is converted into Convertible Notes, the terms of the notes emulate the originally issued Convertible Note.

Additional Convertible Notes of $3.05 million were sold on October 25, 2010.  All notes contain the same conversion features as the previously issued notes.

Conversion Feature
All notes described above may be converted at the option of the noteholder at any time there is sufficient authorized, unissued common stock of the Company available for conversion.  The PIK Notes, except for those issued on May 17, 2010 (the “May 2010 Notes”) and October 25, 2010 (the “October 2010 Notes”), may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The May 2010 Notes and October 2010 Notes cannot be converted by the Company for one year from the date of issuance.

During the nine months ended September 30, 2010, convertible debt issued during July 2009 and October 2010, with face value plus accrued and converted interest totaling $2,343,922, was mandatorily converted into 2,457,500 shares of the Company’s common stock.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES) (CONTINUED)

In October 2010, the Company sold $3,050,000 face amount of 10% PIK-Election Convertible Notes due December 2018.  The Notes convert into common stock of the Company at $1.00 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the May 2010 Notes.  The October 2010 Notes bear interest at 10% per annum payable semi-annually, either in cash or in-kind, on June 15 and December 15 of each year commencing December 15, 2010.

In May 2010, the Company sold $1,500,000 face amount of 10% PIK-Election Convertible Notes due December 2018.  The Notes convert into common stock of the Company at $1.00 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the May 2010 Notes.  The May 2010 Notes bear interest at 10% per annum payable semi-annually, either in cash or in-kind, on June 15 and December 15 of each year commencing June 15, 2010.  As of September 30, 2010 the Company had accrued interest on the May 2010 Notes of $50,415.

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

On November 13, 2009, the Company converted PIK Notes issued in December 2008, April 2009, and May 2009 representing principal and accrued interest of $4,106,403 into 10,513,809 shares of common stock. Upon conversion, the $363,110 unamortized discount was expensed.  In February 2010 and June 2010, convertible debt issued during July 2009 and October 2009, with face value plus accrued and converted interest totaling $2,343,922, was mandatorily converted into 2,457,500 shares of the Company’s common stock.  Upon conversion, the $2,194 of unamortized discount was expensed.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010, the Company issued a total of 21,793 shares of restricted, common stock to directors as payment of director fees.  The value of such was recorded at $20,000.  In addition, the Company issued a total of 26,198 shares of restricted, common shares to consultants for services performed.  The value of such services was recorded at $23,080.  In addition, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest into 2,457,500 shares of common stock.

During the nine months ended September 30, 2010, as a result of a legal settlement, William Jacobson relinquished ownership of 3,044,083 shares of common stock and returned such shares to the company in exchange for $170,000 in cash.  Upon receipt of the certificates, the shares were canceled and returned to unissued, authorized capital, and the Company paid Jacobson the agreed upon $170,000 in cash.

Non-Controlling Interest
The Company applied non-controlling interest accounting for the period ended September 30, 2010, which requires it to clearly identify the non-controlling interest in the balance sheets and statements of operations.  The Company discloses three measures of net income (loss):  net income (loss) from discontinued operations, net income (loss) from exploration stage, and net income (loss) attributable to non-controlling interest.  The operating cash flows in the consolidated statement of cash flows reflect net loss.

Beginning balance, December 31, 2009	$52,339
Net Loss attributable to non-controlling interest	(67)
Ending balance, September 30, 2010	$52,272

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
A summary of the status and changes of the warrants are as follows:

	September 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	260,000	$0.75
Issued	- 0-	- 0-
Exercised	- 0-	- 0-
Forfeited	- 0-	- 0-
Expired	- 0-	- 0-
Outstanding at September 30, 2010	260,000	$0.75
Exercisable at September 30, 2010	260,000	$0.75

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the warrants outstanding at September 30, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	100,000	3.75 years	$ 0.35	100,000	$ 0.35
$ 1.00	160,000	4.25 years	$ 1.00	160,000	$ 1.00
	260,000			260,000

Outstanding Stock Options
A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended September 30, 2010 is as follows:

	September 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	7,533,277	$0.70
Granted	60,000	1.00
Exercised	- 0-	- 0-
Forfeited	- 0-	- 0-
Expired	- 0-	- 0-
Outstanding at September 30, 2010	7,593,277	$0.75
Exercisable at September 30, 2010	4,790,245	$0.70

During the nine months ended September 30, 2010, the Company granted 60,000 options to purchase the Company’s common stock with an exercise price of $1.00.  Such options will vest in equally over four quarters beginning October 1, 2010 through September 30, 2011.

A summary of the status of the options outstanding at September 30, 2010 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65-$0.71	75,000	2.75 years	$ 0.69	75,000	$ 0.69
$ 0.70	7,358,277	8.00 years	$ 0.70	4,615,245	$ 0.70
$ 0.90	100,000	4.00 years	$ 0.90	100,000	$ 0.90
$ 1.00	60,000	4.75 years	$ 1.00	- 0 -	$1.00
	7,593,277			4,790,245

At September 30, 2010, the total compensation of $156,679 for unvested shares is to be recognized over the next year on a weighted average basis.

Compensation expense of $149,235 and $81,947 has been recognized for vesting of options to employees, directors, and non-related parties in the accompanying statements of operations for the periods ended September 30, 2010 and 2009, respectively.

At September 30, 2010 vested options of 4,690,245 and non-vested options of 7,433,277 had an aggregate intrinsic value of $744,078.  The intrinsic value is calculated as a difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock that have an exercise price below the Company’s closing stock price on September 30, 2010.

Valuation Assumptions
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model while the expense is recognized over the requisite service period using the straight-line attribution approach.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The following assumptions were used in determining the fair value of stock-based awards granted during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected term (years)	1 - 5 years	1 – 5 years	1 - 5 years	1 – 5 years
Expected volatility	100%	100%	100%	100%
Risk-free interest rate	1.35%	1.68%	1.35%	1.68%
Expected dividend yield	0%	0%	0%	0%

Stock-Based Compensation

The Company calculates stock-based compensation expense in accordance with FASB ASC 718, “Compensation-Stock Compensation” (“FASB ASC 718”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options to be based on estimated fair values.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors.

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

On March 9, 2010, the Board of Directors, after a review of the performance of Material Advisors decided to extend the term of the Management Agreement (“Agreement”) between the Company and the Manager from December 31, 2010 through December 31, 2011.  The terms and conditions of the Agreement are summarized in a Current Report on Form 8-K filed on January 7, 2009.  Material Advisors is paid $83,333 per month per the terms of the Agreement.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

COMMITMENTS (CONTINUED)

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

NOTE 10 – RELATED PARTIES

The Company, through its director, David Taft, is a related party to IBS Capital (“IBS”).  During the nine months ended September 30, 2010, the Company received $500,000 in exchange for a 10% PIK-Election Convertible Note due 2018 (the “May 2010 Notes”) purchased by IBS Capital.  In June 2010, approximately $3,977 of interest accrued to IBS Capital’s May 2010 Notes was paid in an additional May 2010 Note.  Approximately $16,805 of accrued interest remained payable to IBS on its May 201 Note as of September 30, 2010.  On November 13, 2009, the outstanding balance and accrued interest totaling $526,628 on IBS Capital’s May 2010 Note was convertible into 1,053,258 shares of the Company’s common stock.  IBS purchased $1,000,000 principal amount of the October 2010 Notes.

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

The amount payable as compensation to the Forbearing Shareholders in the aggregate will be an amount equal to the Net Settlement Fund in the Class Action (approximately $800,000) multiplied by the fraction in which the numerator is the aggregate damages of the Forbearing Shareholders and the denominator is the sum of (i) the aggregate damages of the Forbearing Shareholders and (ii) the dollar amount of claims actually submitted by shareholders against the Net Settlement Fund in the Class Action (this amount is different from the total damages of all shareholders other than the Forbearing Shareholders).

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 10 – RELATED PARTIES (CONTINUED)

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

NOTE 11 – SUBSEQUENT EVENTS

Consulting Agreement
In October 2010, the Company entered into an agreement with a consultant (“Consultant”) where Consultant will be developing and executing a plan to sell land classified as assets held for sale.  Consultant will be compensated $30,000 per quarter in equivalent stock warrants, vesting at a rate of $10,000 per month.  Consultant’s engagement began on October 1, 2010.  On October 1, 2010, Consultant was granted 139,340 warrants to purchase shares common stock of the Company.  The warrants have a five-year term and an exercise price of $0.75 per share.  The value of the warrants, using the Black-Scholes option-pricing model, was $30,000.

Convertible Debt
In October 2010, the Company sold $3,050,000 face amount of 10% PIK-Election Convertible Notes due December 2018.  The Notes convert into common stock of the Company at $1.00 per share.  The principal is due December 15, 2018 subject to earlier acceleration or conversion of the October 2010 Notes.  The October 2010 Notes bear interest at 10% per annum payable semi-annually, either in cash or in-kind, on June 15 and December 15 of each year commencing December 15, 2010.  In October 2010, IBS purchased $1,000,000 principal amount of the October 2010 Notes.

Warrants Granted
In October 2010, the Company granted 180,000 warrants to purchase shares of common stock of the Company to the facilitator of the sale of certain of the October 2010 Notes.  The warrants have a term of 5 years and an exercise price of $1.00 per share.  In addition to the warrants to purchase shares of common stock of the Company, a cash fee of 5% of $3,000,000 of proceeds raised through the sale of the October 2010 Notes was paid to the facilitator of the sale of the October 2010 Notes.

Settlement with Vendor
In October 2010, the Company entered into a settlement with a vendor with respect to an outstanding payable of $884,135.  Per the terms of the settlement agreement, the payable due the vendor is will be reduced to an obligation of approximately $564,138 of which $170,618 will be classified as current.  As a result of the agreement, the Company will recognize a gain on settlement of approximately $319,997.

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

In August 2001 we acquired the Dragon Mine in Juab, Utah and began our clay exploration activities.  Our exploration expenses for the nine months ended September 30, 2010 and 2009 were $1,779,823 and 855,776, respectively, on the halloysite clay property.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At September 30, 2010 and 2009, all costs associated with the Dragon Mine have been expensed.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Due to a general downturn in worldwide mining activity resulting from a decline in commodity prices, the Company permanently ceased its contract mining operations in December 2008 and classified it as “discontinued” on its financial statements.  The Company’s remaining operation, the exploration of its Dragon Mine property, has yet to produce any material revenue and, as such, the Company generated no revenue or gross profit for the three and nine months ended September 30, 2010 and 2009.

Total operating expenses for the three months ending September 30, 2010 were $1,263,472 compared to $1,408,843 for the same period ending 2009, a decrease of $145,371, or 101.5%.  The decrease was due primarily to a $613,075, or 55.8%, decrease in general and administrative expense, partially offset by a $485,058, or 159.4% increase, in exploration costs.

Exploration costs during the quarter were $778,752 versus $300,159, an increase of $478,593, over the comparable period in 2009.  The majority of our exploration expenses during the quarter was related to the continued geological surveying of our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The 159.4% increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, testing of which has indicated the presence of saleable clay mineral.  The primary drivers of the increase in exploration costs were an approximately $265,000 increase in geological related consulting expense, an approximately $46,000 increase in wage and wage related expense, an approximately $43,000 increase in equipment rental and lease expense, an approximately $38,000 in contract testing expense, an approximately $25,000 increase in mining material and supplies expenditures and an approximately $13,000 increase in utility costs.

General and administrative expense for the three months ended September 30, 2010 was $484,720 versus $1,097,795 for the comparable period in 2009.  The decrease was driven primarily by an approximately $545,000 reduction in legal expenses related to the elimination or reduction of costs associated with the resolution of a class action lawsuit, the implementation of an improved corporate governance infrastructure, and work related to bringing the Company into compliance with SEC filings requirements.  Management believes quarterly legal expense may decline further as the need for SEC and corporate governance-related legal advice diminishes.  The decline in general and administrative expense was also driven by an approximately $200,000 decrease in professional consulting fees incurred during the three months ended September 30, 2010, partially offset by an approximately $75,000 increase in expense related to both consulting services utilized to the register certain of the Company’s common stock and shareholder communications.  The $200,000 decrease in professional consulting fees included the elimination, during the three months ended September 30, 2010, of compensation to the Company’s Chief Restructuring Officer and certain consultants who performed work related to the development of the Dragon Mine.

Net loss before discontinued operations for the three-month period ending September 30, 2010 was $1,290,232 compared to $1,470,895 for the comparable period in 2009, a decrease of $180,663 or 12.3%.  The decrease in loss in before discontinued operations was due primarily to a $613,075 decline in general and administrative expense (previously described), a $75,44 decline in interest expense and a $154,000 decline in the loss attributable to the revaluation of certain stock awards, partially offset by a $478,593 increase in exploration costs (previously described) and the elimination of  $193,913 in net proceeds related to a legal settlement realized in the comparable period in 2009.

Net income from discontinued operations for the three months ended September 30, 2010 was $11,002 compared to a net income of $4,830 for the comparable period in 2009.  The $6,172 increase in net income from discontinued operations was due primarily to the collection of certain receivables that has previously been written off.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Total operating expenses for the nine months ending September 30, 2010 were $3,533,541 compared to $4,363,483 for the comparable period in 2009, a decrease of $829,942 or 19.0%.  The decrease was due primarily to a $1,738,907, or 49.7%, decrease in general and administrative expense, partially offset by a $917,582, or 107.0%, increase in exploration costs.

Exploration costs during the nine months ended September 30, 2010 were $1,773,358 versus $855,776, an increase of $917,582, during the comparable period in 2009.  The majority of our exploration expenses during the quarter were related to the continued geological surveying of our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The 107.0% increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, testing of which has indicated the presence of saleable clay mineral.  The primary drivers of the increase in exploration costs were an approximately $351,000 increase in geological related consulting expense, an approximately $197,000 increase in wages and wage-related expense, an approximately $116,000 increase in contract testing fees, an approximately $81,000 increase in equipment rental and lease expense, an approximately $38,000 increase in utility expense, an approximately $27,000 increase in mining material and supplies expense, and a $20,000 increase in depreciation expense.

General and administrative expenses incurred during the nine months ended September 30, 2010 totaled $1,757,913 versus $3,496,820 during the comparable period in 2009.  The 19.0% decrease was driven primarily by an approximately $1,500,000 reduction in legal expenses, which resulted from the elimination or reduction of costs associated with the resolution of a class action lawsuit, the implementation of an improved corporate governance infrastructure, bringing the Company into compliance with SEC filings requirements.  The decline was also driven by an approximately $542,000 decrease in professional consulting fees, partially offset by an increase in consulting fees associated with services used to register certain of the Company’s common stock.  The $542,000 decrease in professional consulting fees included the elimination, during the nine months ended September 30, 2010, of compensation to the Company’s Chief Restructuring Officer and certain consultants who performed work related to the development of the Dragon Mine.

Net loss before discontinued operations for the nine months ending September 30, 2010 was $3,538,687 compared to $4,636,439 for the comparable period in 2009, a decrease of $1,097,752 or 23.7%.  The decrease in loss in before discontinued operations was due primarily to a $1,738,907 decline in general and administrative expense (as previously described), a $145,000 gain on a stock award forfeiture that took place during the period, a $240,500 decrease in a loss realized on the revaluation of certain stock awards and a $59,770 decrease in interest expense, partially offset by a $924,047 increase in exploration costs and a $165,366 in net proceeds from a legal settlement.

Net income from discontinued operations for the nine months ended September 30, 2010 was $245,680 compared to a net loss of $184,798 for the comparable period in 2009.  The $430,478 decline in net loss from discontinued operations was due primarily to the collection of a previously categorized bad debt totaling $245,507 and the absence of a $184,971 loss recognized on the disposition of assets associated with discontinued operations during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date our activities have been financed through the sale of equity securities, borrowings, and, for the periods up through December 31, 2008, revenues from our contract mining operations. Until we are able to commercialize our Dragon Mine property, we intend to rely on public or private sales of equity securities and/or the sale of non-core assets to generate the cash flow needed to fund our operations.  In October 2010, the Company raised $3.05 million through the sale of 10% PIK-Election Convertible Notes due December 2018.

The Company has incurred material recurring losses from operations. At September 30, 2010, the Company had a total accumulated deficit of $29,794,857, in addition to limited cash and unprofitable operations. For the three months ended September 30, 2010 and 2009, the Company sustained net losses before discontinued operations of $1,290,232 and $1,470,895, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $2,534,627 during the nine months ended September 30, 2010 versus $3,012,532 for the comparable period in 2009.  The $477,905 decrease in cash used during the period was due primarily to a decrease in the net loss realized during the nine months ended September 30, 2010 of $1,528,188, partially offset by a $240,500 decline in an add-back related to the loss on the revaluation of stock awards, the elimination of a $148,138 add-back related to a loss on the disposition of assets, a $176,574 decrease in cash generated from deposits and prepaids, a $340,545 decline in cash generated from accounts payable, and a $133,036 decline in cash generated from discontinued operations..

Cash used by investing activities during the nine months ended September 30, 2010 was $2,995 versus a use of $371,968 during the comparable period in 2009.  During the nine months ended September 30, 2010, the Company spent $102,995 on land improvements and equipment and vehicles related to the exploration of the Dragon Mine and generated $100,000 through the sale of non-core equipment and vehicles.  During the comparable period in 2009, $386,743 was generated through the sale of equipment related to the Company’s discontinued operations and $14,775 was spent of equipment and vehicles.

Cash generated through financing activities was $1,155,090 during the nine months ended September 30, 2010 versus $2,874,778 during the comparable period in 2009.  The $1,719,688 decrease in cash generated during the period was driven primarily by a $1,650,000 reduction in proceeds raised through the sale of 10% PIK-Election Convertible Notes due 2018.  In October 2010, the Company raised $3.05 million through the sale of 10% PIK-Election Convertible Notes due December 2018.

At September 30, 2010, the Company had, as part of its long-term liabilities, $1,512,033 face value of 10% PIK-Election Convertible Notes due 2018.  The Company may sell similar notes in the future to raise cash to fund its operations.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of September 30, 2010, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  The primary material weakness identified had to do with the timely recording of invoices.  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of September 30, 2010 and December 31, 2009, and results of its operations and cash flows for the period ended September 30, 2010 and 2009, in conformity with United States generally accepted accounting principles (GAAP).

(b)           Changes in Internal Controls.

Management continues to both assess its internal controls and implement changes to strengthen them.  The steps that have been, or will be, taken by the Company to improve its internal controls include, but are not limited to, the implementation of controls to ensure all invoices received by the New York and Utah locations are forwarded to the Idaho office in a timely manner and the implementation of controls to ensure that the accounting function is informed of services or goods received before period end but not yet invoiced.

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

During the three months ended September 30, 2010, the Company issued 20,573 shares of its common stock for services valued at $18,580.

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

APPLIED MINERALS INC

Dated: November 15, 2010	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 15, 2010	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer