Form 10-K/A
period 2009-12-31
Applied Minerals, Inc.
filed 2010-12-17
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K /A
(AMENDMENT NO. 1)

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

(800) 354-6463
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A (Amendment No. 1) or any amendment to this Form 10-K /A (Amendment No. 1) .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 29, 2010, based on the last sales price on the pink sheets on that date, was approximately $58,616,335.  The number of shares of the registrant’s common stock, no par value per share, outstanding as of December 31, 2009 was 69,781,351.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December 2010.

Applied Minerals, Inc

By:
/s/ Andre Zeitoun
Chief Executive Officer

By:
/s/ Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Director	December 14, 2010
/s/ John F. Levy

	Director	December 14, 2010
/s/ David Taft

	Director	December 14, 2010
/s/ Andre Zeitoun

	Director	December 14, 2010
/s/ Evan Stone