Form 10-Q/A
period 2010-03-31
Applied Minerals, Inc.
filed 2010-12-17
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q /A
(AMENDMENT NO. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

Applied Minerals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

PREFATORY NOTE

Applied Minerals, Inc. (“the Company”) is filing this form 10-Q/A (Amendment No. 1) to include correct certifications required by Rule 13a-14(a)

ITEM 14                                EXHIBITS

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