Form 10-K
period 2010-12-31
Applied Minerals, Inc.
filed 2011-04-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 14, 2011, based on the last sales price on the OTC Bulletin Board on that date, was approximately $68,297,446.  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 14, 2011 was 72,565,857.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010 (the “2011 Proxy Statement”). Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.  With the exception of such portions of the 2011 Proxy Statement expressly incorporated by into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

APPLIED MINERALS, INC. AND SUBSIDIARY
YEAR 2010 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.                         BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

Applied Minerals, Inc. (“the Company”) was originally formed for the purpose of exploring and developing the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  During 1980 the Company became inactive as a result of a decline in silver prices.  In September 1997, the Company became active again through the establishment of a contract mining business, which was the Company’s sole source of revenue until it was discontinued in December 2008 due to adverse economic changes in the mining industry.

In 2001 we leased and then, in 2005, acquired the Dragon Mine, a halloysite clay property located in the Tintic Distric of Utah, for the purpose of marketing the unique chemical and morphological characteristics of the clay to a number of advanced application markets.

THE DRAGON MINE

The Dragon Mine, to our knowledge, is the only source of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  The property is located in the Tintic District of Utah, covering 230 acres of fully owned land with mining permits for extraction of minerals. Formation is attributed to the alteration of fine clay sediments that accumulated on what was then a shallow sea floor over 600 million years ago.  From 1949 through 1976, Filtrol Corporation operated the Dragon Mine on a contracted basis for the property’s owner at the time, a subsidiary of Anaconda Mining Company.  According to certain mining-related records, Filtrol mined approximately 1.35 million tons of clay from the Dragon Mine for use as an input of a petroleum-cracking catalyst product.  The mine was idle from 1977 until it was leased by the Company in 2001.  The property was ultimately purchased by the Company in 2005.  The current management of the Company hired geologist Dr. Ian Wilson who has supervised our extensive drilling program and continues to explore underground areas of the Dragon property including, but not limited to, two mines developed by prior operators as well as one area that had previously remained unexplored.  As of the date of this report, an above-ground area covering approximately 11.5 of the Dragon Mine’s 230 acres have been explored.  The extraction of material from certain targeted areas of this resource is in progress.  The Company applied for and was granted a large mining permit in early 2011 for which it will be required to post a reclamation surety bond.  The Company expects to post the required surety bond in May 2011.

The Dragon Mine property also contains five waste piles comprised of material, which can be processed to create a range of halloysite products of different grades of purity.  The piles are the result of prior mining operations that took place between 1949 and 1976.   The clay mined during that period was used in a petroleum-cracking catalyst application.  For that application the clay mined had to contain no more than 2% of an iron oxide impurity.  Any clay, which exceeded such limit, was discarded into the piles.  To date, Applied Minerals has characterized the chemistry and mineralogy of the surface piles and has developed a processing system to convert them into purified halloysite products.  The Company has identified a number of application areas to which it is marketing its waste pile material.

In addition to the presence of halloysite, the Dragon Mine also possesses quantities of other clays, such as, kaolinite, illite, smectite as well as iron oxide ores in the form of hematite, goethite and ferrihydrite, and manganese, some of which we are in the process of commercializing. The Dragon Mine is present at the contact between the Silver City quartz monzonite stock and limestone and dolomite of the Paleozoic formation. Gold and siliver is found in veinlets in pervasively altered rocks of the Silver City stock immediately south of the Dragon mine and were one of the first discoveries made in the Tintic district in 1869.  The Dragon Mine was mined as a copper-gold deposit not long after these initial findings. The mine’s fissure fault system forms the southern extremity of the Iron Blossom ore run.  Within five kilometers of the Dragon Mine, exploration is being carried out by at least one major mining company to determine the possibility of the existance a large copper-gold porphyry.  Testing of surface rock samples in the vicinity of the Dragon Mine carried out in the past show anomalous copper values with gold values exceeding one ounce per ton and silver values of approximately five ounces per ton.  Records indicate that, during the 1870’s, mining activity at the Dragon Mine had been focused on the iron ore presence at the mine.  According to certain records kept by the former U.S. Bureau of Mines, the 305,000 tons of iron ore mined during the 1870’s produced 18,000 ounces of gold and 928,000 ounces of silver.

The Company has spent significant resources on the exploration of its Dragon Mine property.  The results of the extensive drilling program supervised by the Company’s consulting geologist has identified what is believed to be a sufficient amount of clay material, both underground and on the surface of the property, to support a commercial operation.  The clay mineral identified at the Dragon Mine has been classified by level of purity.  The Company will not be able to refer to the mineral found in its Dragon Mine property as a “reserve” until it can demonstrate the deposit is economically viable.  As the Company continues to sell its halloysite clay products into existing and developing markets, it will revisit the possibility of classifying its deposit as a reserve.

Our exploration expenses for the twelve months ending December 31, 2010 and 2009 were $2,307,202 and $1,299,753 respectively, on the halloysite clay project.

PROCESSING

The Company has a dry-process facility at its Dragon Mine property with which it is able to process the material from the underground areas of the Dragon Mine.  Additionally, the Company has a tolling agreement with KaMin Performance Minerals, LLC, utilizing a wet process technology, to commercialize the material from the waste piles.

COMMERCIAL APPLICATIONS OF HALLOYSITE

Halloysite is an aluminosilicate clay exhibiting a rare, naturally occurring hollow tubular structure.  Halloysite tubes have a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers.  The clay is non-toxic and natural, demonstrating high biocompatibility without posing any risk to the environment.  It is chemically identical to commonly used kaolin clay (Al2Si2O5(OH)4 x nH2O) with one layer of water molecules existing between layers of alumina and silica. Formation of halloysite occurs when kaolin sheets roll into tubes due to the strain caused by a lattice mismatch between the adjacent silicone dioxide and aluminum oxide layers.  This is a process that occurs over millions of years under extremely rare geological conditions.

The results of research carried out by the Company, academic institutions, and other third parties have determined that the unique morphological and chemical characteristics of the Dragon Mine’s halloysite resource add functionality to applications such as, but not limited to, the controlled release of biological and chemical agents, polymer-related additives, fillers and fire retardants, paints and coatings, agricultural products, sorbents for environmental remediation, oil field drilling minerals, catalysts, filtration technologies, hydrogen storage for fuel cells and cosmetics.

To our knowledge, the only other large-scale commercial source of halloysite clay is located in New Zealand.  The New Zealand property, which is owned by Imerys, (Euronext: NK), has been historically focused on supplying its halloysite clay to the porcelain, fine china and other commodity-like markets.  Our primary focus, however, is centered on marketing the Dragon Mine’s halloysite clay to certain advanced application markets to which the material’s unique morphological and chemical characteristics provides enhanced functionality, contributing to the development of a number of high-performance products within an range of industries.  At the time of this report, we have sold our Dragon Mine clay to two customers who plan to utilize it in plastic applications.  Additionally, we are at different stages of the halloysite commercialization process with at least one hundred potential customers.

The Company currently markets its line of halloysite-based products under the Dragonite™ name.  A description of certain application markets for which products have been developed, or will be developed, utilizing the Company’s Dragonite are provided below.

FUNCTIONAL FILLERS AND ADDITIVES FOR POLYMER COMPOSITES

High-performance functional fillers and additives are generally defined as particulates, whether spherical, platy, fibrous or tubular, which are introduced into a polymer matrix to enhance or create specific properties in an end product.  Traditionally, fillers, such as talc, kaolin, silica and glass fibers have been loaded into polymer matrices to reduce costs by partially replacing more expensive resin.  Functional fillers and additives are now used to improve mechanical properties such as impact strength, tensile strength, modulus, elongation at break and toughness, improve electrical properties such as conductivity and insulation, create flame retardancy (smoke suppression and char formation), improve polymer processing characteristics such as rheology, melt flow and viscosity, reduce weight and decrease permeability within plastics.

The factors driving the increased utilization of functional fillers and additives in plastics include, but are not limited to, the need for greater mechanical properties in high performance applications, the adoption of increasingly stringent environmental and safety legislation, the demand for lighter engineered plastic components, and the development of surface modifiers, allowing for the utilization of a wider array of materials as fillers and additives.  According to Frost & Sullivan, the market for functional fillers and additives in 2008 was approximately $11.6 billion (approximately 15.7 million tons by volume), with mechanical property modifiers, electrical property modifiers and processing aids representing approximately 79.2%, 10.0% and 5.6% of the market, respectively.  According to Frost & Sullivan, the market for functional fillers and additives in plastics is expected to grow to approximately $18.4 billion (20.1 million tons by volume) by 2015.

We currently produce and market Dragonite-XR ™ as our high performance, halloysite-based functional filler and Dragonite-HP ™ as our high performance, halloysite-based functional additive.  Dragonite-XR is used at loading rates of 5.0% - 40.0% by weight while Dragonite-HP, in many applications, is utilized at loading rates of just 1.0% - 5.0% by weight.  The unique tubular morphology, naturally exfoliated state and uniform surface charge of the Dragonite clay results in an even dispersion throughout the polymer matrix without the need for a costly surface modification required by other silicate fillers and additives.  The complete dispersion of the Dragonite clay throughout the polymer matrix results in a significant enhancement in a number of mechanical properties of the polymer such as, but not limited to, increased stiffness, strength, and impact resistance (ability to resist fracturing under certain stresses), a reduction in uneven shrinkage and warpage, and improvement in fire retardant properties.

Plastic manufacturers are continuously looking to either (i) improve the mechanical properties of an engineered plastic component without sacrificing impact resistance or (ii) reduce the manufacturing costs and weight of an engineered plastic component by replacing a portion of the resin with a lower cost filler without sacrificing mechanical properties.  Traditionally, when a manufacturer desires to increase the mechanical properties of a plastic component it must either use a higher cost resin or utilize a filler to obtain the desired mechanical improvements.

The utilization of a higher cost resin will reduce the profitability of the component and the use of a filler degrades the impact resistance of the component.  We have found that the utilization of Dragonite-HP at loadings of 1.0% - 2.0% by weight allows a manufacturer to both avoid the use of a more expensive resin while increasing mechanical properties, such as strength and modulus (a measure of elasticity), of an engineered plastic component without sacrificing impact resistance.  When looking to reduce the cost and weight of a component through the partial replacement of resin with traditional fillers, a manufacturer must frequently accept a certain level of degradation of the mechanical properties of the component to achieve such cost savings and weight reduction.  We have found the utilization of Dragonite-HP at loadings of 1.0% - 2.0% by weight enables a manufacturer to reduce both the resin-related cost and weight of a plastic component without have to accept a decline in mechanical properties.  We have also found that Dragonite-XR, at relatively high loading rates by weight, not only improves certain mechanical properties without impairing impact resistance but also adds fire retardant characteristics to the polymer.

In addition to providing mechanical property improvements, we have also found that the utilization of Dragonite-HP contributes to the reduction of the manufacturing cycle time of a number of resin-based components by 20.0% - 27.0%.  Cycle time represents the amount of time it takes to manufacture a single engineered plastic component.  A reduction in cycle time, depending on the degree, can produce significant cost savings for a manufacturer.  Dragonite produces a nucleating effect within a polymer matrix, which shortens the time it takes for a part to solidify within a mold, resulting in a shorter manufacturing cycle time.  To our knowledge, Dragonite-HP is only one of two additives on the market that can nucleate high-density polyethylene.  We have filed a provisional patent with respect to this technology.

We are currently marketing the benefits of Dragonite-XR and Dragonite-HP to the mechanical property modifier and processability modifier segments of the high performance filler market.  According to Frost & Sullivan, in 2008 the market for mechanical property modifiers was approximately $9.2 billion (13.7 million tons by volume) with carbon black representing approximately 80% of the market by value (approximately 68.0% by volume), precipitated silica, silica fume, and fumed silica representing approximately 14.3% of the market by value (approximately 13.0% by volume) and calcium carbonate representing 1.8% of the market by value (approximately 4.0% by volume).

According to Frost & Sullivan, carbon black dominates the tire reinforcement market, precipitated silica is increasingly being used as a “green” reinforcement filler in tires, silica fume is used as a reinforcement for cement and certain plastics, fumed silica is used to reinforce rubber and calcium carbonate is used primarily to strengthen PVC.  Except for carbon black as a tire filler, our research shows that Dragonite outperforms these other fillers under a number of scenarios and, as such, is presented with sizeable market opportunities both in terms of values and volumes.  For example, at the time of this report, two customers of ours are utilizing our Dragonite-HP additive in high-density polyethylene applications to obtain mechanical property improvements.  The annual global demand for high-density polyethylene is approximately 100 million pounds, which presents an attractive market opportunity for us even if we penetrate a relatively small portion of the market.

Fire Retardants Fillers

According to Industrial Minerals Magazine, the world market for flame retardant additives for polymers is approximately 1.65 million tons, with a value of over $2.8 billion.  Mineral-based flame retardants, such as Dragonite-XR, represent 50% of the market by volume and 35% by value.  UL 94 is a plastics flammability standard released by Underwriters Laboratories of the USA. The standard classifies plastics according to how they burn in various orientations and thicknesses.  For plastic composites the highest rating that can be achieved, with respect to the applications into which Dragonite-XR is being marketed, is V0.

The results of research and development activities carried out by the Company and certain potential commercial customers has demonstrated that the introduction of Dragonite-XR into polymer matrices at loadings between 30% and 50% by weight produces a V0 flame retardant rating for the composite.  Additionally, unlike other mineral-based flame retardants, the Dragonite-XR increases the mechanical properties and retains the impact resistance of the plastic into which it is loaded.  We have found that the structural water bound to Dragonite-XR, when liberated at 400° C, most likely contributes to the flame retardant capability of the filler.  Dragonite-HP has been shown to act as an effective char forming additive that can be used in conjunction with other mineral-based flame retardant to improve both mechanical properties and the flame retardancy of a plastic composite.  As the demand for mineral-based flame retardants, such as aluminum trihydrate, magnesium hydroxide and hydromagnesite, continue to grow due to the effects of the ban of the use of halogenated flame retardants, we expect Dragonite-XR to be attractively positioned to compete with these alternative flame retardant fillers.

CONTROLLED RELEASE CARRIER

The results of research and development activities carried out by the Company, certain potential commercial customers, and a number of academic institutions have demonstrated that the tubular nature of the Dragonite clay can act as an effective carrier of active ingredients, enabling an agent to be released from the carrier over an extended time frame.  This controlled release capability can be utilized in a wide array of applications including, but not limited to, anti-corrosive and anti-mold paint applications, agricultural applications, cosmetics, and certain pharmaceutical products, which would require the prevention of overdosing.

The release rates of the agent from the Dragonite can be controlled through the selection of tube diameter and length and the type of encapsulation method utilized.  The controlled-release capability provided by the Dragonite reduces the amount of active agent needed to achieve desired results, translating into significant cost savings and environmental protection.  The Company is a co-exclusive licensee of the Naval Research Lab’s patented halloysite-based, controlled-release technology for certain applications.  We are currently working with a number of partners to commercialize certain applications utilizing the patented controlled-release technology.

According to BCC Research, the market for materials used as carriers for controlled release applications was $572.8 million in 2007 and is expected to grow to $787.5 million in 2012.

ENVIRONMENTAL REMEDIATION

Dragonite, due to its high selectivity of toxic compounds, high porosity, high surface area, fine particle size, fast adsorption rate and high absorption capacity, acts as an effective sorbent in environmental remediation and emissions capture.  According to the results of research and development activities carried out by the Company and certain academic institutions, Dragonite can be utilized to facilitate the remediation of environments polluted with oil, PCB’s, toluene, phenols, methylene blue, chromium-6, ammonium, heavy and alkali metals, and uranium.

In a deepwater environment, Dragonite performs as an effective sieve to sequester pollutants released from a variety of sources such as oil spills, power plant and mine site run-off.  Once captured in the clay, the pollutant is immobilized in a solid form, which can be collected and disposed of in an environmentally friendly manner.  Dragonite works as a hydrocarbon remediation material through its ability to adsorb, de-emulsify and disperse micro-droplets of oil, which then float in the upper water column of the deep-sea environment.  The outer silica surface of Dragonite rapidly enhances the growth of bacteria necessary, which is necessary for hydrocarbon degradation.

According to research conducted by the Company and certain academic institutions, Dragonite is able to adsorb between 85% and 245% of its weight in oil.  Data indicates that upon colonization of bacteria within the Dragonite clay, 98% of the adsorbed hydrocarbon naturally degrades within 7 days, eliminating the need to retrieve the sequestered oil.  In a marshland environment, Dragonite adsorbs the oil via capillary “wicking” and prevents penetration to the subsurface.  Because Dragonite does not need to be recovered once the oil is adsorbed, disruption of the marsh wildlife is avoided.

AGRICULTURE

Dragonite provides a natural, environmentally friendly solution for a more direct and efficient delivery method of often-toxic agricultural agents.  Utilizing the inner lumen of the clay as a natural reservoir, Dragonite is able to load, store, and control the release of a range of agents in a uniform manner, which, in turn, allows a lower loading of a substance, such as pesticide or herbicide, to be as effective as a higher loading delivered in a more traditional manner.  Dragonite release rates can be controlled to match the duration of a growth or reproductive cycle, resulting in a reduction of the frequency of applications of an agent. The ability to both utilize lower loadings of toxic agents and reduce the frequency of their application will lead to an improvement in the safety of applying such agricultural agents and prevent of harmful run-off which results from traditional agricultural spraying.

CATALYSTS & MOLECULAR SIEVES

Dragonite works as an excellent binder to zeolite crystals to enhance a molecular sieve’s productivity in critical functions such as drying of natural gas and air, separation of liquid from product streams, and separation of impurities from a gas stream.  Dragonite possesses a superb dispersion ability that allows it to combine with the zeolite crystals without attracting to them or reducing the rate of diffusion of liquids and gases.  Dragonite’s fine particle size, porosity, and thermal stability also ensure that adsorbates diffuse rapidly through the sieve without affecting the adsorbent blend’s physical properties.

Dragonite is proven to be an effective catalyst and catalyst support for the hydrotreatment and hydrodemetalation of hydrocarbonaceous feedstocks.  The clay’s unique tubular morphology, pore size, thermal stability, and high surface area create a perfect recipe for removing impurities such as metals, sulfur, nitrogen, and asphaltenes.  Halloysite from the Dragon Mine was previously dedicated strictly to this application, successfully supplying the market over 1.1 million tons of material.  Certain results of our drilling program demonstrate that we can produce commercial quantities of clay from the Dragon Mine that meet the purity requirements of catalyst applications.  According to the U.S. Geological Service’s 2008 Minerals Yearbook, approximately 337,000 tons of various clays were used in catalyst applications.

COSMETICS

Dragonite’s tubular morphology is uniquely suited for an array of cosmetic applications.  Dragonite has been shown to be capable of functioning as a non-irritating carrier and release mechanism of cosmetic ingredients for a long lasting application.  Additionally, the adsorptive nature of the Dragonite clay serves as an effective hypoallergenic skin cleanser capable of removing unwanted toxins and oils from the skin without the need for harsh chemicals.  Dragonite is also capable of exfoliating the skin.  We are currently assessing commercial opportunities for the unique cosmetic-related characteristics of Dragonite within the skincare segment of the cosmetic industry.

RESEARCH & DEVELOPMENT

The Company’s research and developments efforts are focused on the continued creation of commercial applications based on the unique morphological and chemical characteristics of the Dragon Mine’s halloysite resource.  We have engaged a number of highly regarded consultants who have expertise in controlled release technologies, advanced material development, and polymer engineering.

In 2008, we engaged Ian Wilson, Ph.D. as our consulting geologist.  Dr. Wilson has supervised our drilling program and has played a critical role in classifying the mineralization of the Dragon Mine property, which is essential to the successful commercialization of the mine’s deposit.  Dr. Wilson is a member of iom3 (Institute of Materials, Minerals and Mining of the UK).  His Ph.D. was carried out on wall rock alteration and trace element dispersion patterns around gold and tin ore bodies in Ashanti Gold Mine, Ghana and Geevor Tin Mine, Cornwall, respectively. From 1974 to 2001 he worked with English China Clays/Imerys mainly as a geologist and with management roles in Brazil, Spain, Sweden and China. Since his retirement in 2001, he has worked as an independent consultant dealing with many industrial minerals including halloysite.

Since 2008, we have utilized the services of Steve Hillier, Ph.D. of the James Hutton Institute (Scotland, UK) (formerly known as Macaulay Institute) to analyze the mineralogical characteristics of the Dragon Mine deposit.  Dr. Hillier works closely with Dr. Wilson to characterize our property.  Dr. Hillier has a Ph.D. from Southampton University (UK) and his research interests revolve around a mixture of clay, soil and environmental mineralogy.  Dr. Hillier is considered a leading expert in his field of research.

In 2009, we entered into a development agreement with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (Louisiana Tech University).  The scope of the agreement includes, among other things, the development of the Dragon Mine halloysite as part of an anti-corrosion paint application in addition to the development of other emerging applications.

In 2009, we entered into an agreement with Transmit Technology Group, LLC (“TTG”) of Austin, TX to act as our research and development facility focused primarily on polymer composite applications.  TTG provides contract research and development, testing, technical marketing and consulting services to domestics and international plastic resin producers, compounders, and converters.  Amit Dharia, Ph.D., is President of TTG.  Dr. Dharia has over 23 years of experience in the plastics industry focused primarily on R&D and new product development.  Dr. Dharia is advising us with regard to its pursuit of opportunities within the polymer composite market.  Dr. Dharia is also acting as an agent with respect to the sale of Dragonite into customer applications, which he plays a role in developing.

In May 2010, we entered into a consulting agreement with Yash Khanna of Innoplast Solutions.  Dr. Khanna has over 34 years of highly diversified experience within the plastics industry focused primarily on new product development and marketing.  Dr. Khanna is consulting us on the development, commercialization and marketing of polymer-based applications that utilize our halloysite clay to enhance performance.  Dr. Khanna is also acting as an agent with respect to the sale of Dragonite into customer applications, which he plays a role in developing.

In October 2010, we entered into an agreement with KibbeChem, Inc. in which KibbeChem agreed to act as the Company’s partner to toll pelletize a new range of high performance Dragonite™ branded halloysite clay products developed specifically for the polyolefin and elastomer markets.  These solution-driven products contain a grade of our Dragonite to be used as a multi-functional additive designed to provide a meaningful improvement in properties at loadings of just 1 to 3%.

In February 2011, we hired Chris DeArmitt, Ph.D. as our Chief Technology Officer.  Dr. DeArmitt is a globally recognized expert in plastics, functional fillers and additives.  His experience spans all facets of the value chain, having served in senior level positions in areas including R&D, product development, and marketing during his tenures at Electrolux (OEM), BASF (plastics & additives manufacturer) and Hybrid Plastics (specialty additives producer).  Dr. DeArmitt worked with the Company as a technical advisor for seven months before being named Chief Technology Officer.

GOVERNMENTAL REGULATION

DRAGON MINE

Utah requires a permit to handle explosives, and we maintain such a license under the U.S. Bureau of Alcohol Tobacco and Firearms (ATF, USC18, Chapter 40).  As of December 31, 2010, we had such a license.  We have conducted, and may continue to conduct, exploration activities at the Dragon Mine.  The Utah Department of Natural Resources sets the guidelines for exploration and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5.  We have received the proper permit from them.  We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for this property and report as required to this agency.

We currently have a permit that allows for small mining operations at the Dragon Mine and are in the process of obtaining a permit that will allow us to conduct large mining operations at the property.  The Company applied for and was granted a large mining permit in early 2011 for which it will be required to post a reclamation surety bond.  The Company expects to post the required surety bond in May 2011.

EMPLOYEES
As of December 31, 2010, Applied Minerals, Inc. and its subsidiary had 12 employees.  None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we considered our labor relations to be excellent.

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

As of the date of filing this report, the Company has not commercialized the Dragon Mine and, historically, had to rely on cash flow generated from its contract mining business, the sale of stock and this issuance of debt to fund its operations. The contract mining business was discontinued in December 2008.  At the current time the Company has obligations in excess of its liquid assets.  If the Company is unable to fund its operations through the commercialization of the Dragon Mine, the sale of equity and/or debt, or a combination of both, it may have to file bankruptcy.  The Company is currently seeking additional financing though there is no assurance that it will be able to do so.

ABILITY TO CONTINUE TO OPERATE AS A GOING CONCERN

At December 31, 2010 and 2009, the Company had accumulated deficits of $31,543,411 and $26,775,696, respectively, in addition to limited cash and unprofitable operations.  For the years ended December 31, 2010 and 2009, the Company sustained net losses before discontinued operations of $4,891,525 and $6,701,498, respectively.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.  Management's plans in this regard are to raise equity financing as required.  There are no assurances we will be able to obtaining financing on acceptable terms if at all.

NO SIGNIFICANT REVENUE HAS BEEN GENERATED FROM THE SALE OF THE COMPANY’S DRAGONITE HALLOYSITE CLAY PRODUCT

Through December 31, 2008, our only source of revenues from operations, with minor exceptions, was from our contract mining business, which was closed on December 31, 2008 and will not be restarted.  The Company has yet to generate any significant revenue from the sale of its Dragonite halloysite clay products.  During 2010, small amounts of revenue were generated through the sale of samples of Dragonite clay to academic institutions and commercial entities for research and development purposes.  One cannot assume that any significant revenue will be generated from the sale of halloysite clay in 2011 or beyond.

WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.

We have experienced annual operating losses since our reactivation in September 1997.  As of December 31, 2010, we had an accumulated deficit of $31,543,411.  We cannot assure that our proposed products, if fully developed, will be successfully marketed or that we will ever achieve significant revenues or profit margins.

WE CAN PROVIDE NO ASSURANCE THAT OUR PRODUCTS WILL BE SUCCESSFULLY COMMERCIALIZED

The development or modification of a product that utilizes our Dragonite halloysite frequently requires a manufacturer to expend resources to modify certain aspects of its manufacturing processes.  We can provide no assurance that potential customers will be willing to expend the resources necessary to commercialize products utilizing Dragonite.

THE COMPANY’S SUCCESS DEPENDS LARGELY ON THE COMMITTED SERVICE AND AVAILABILITY OF KEY PERSONNEL

In January 2009, Material Advisors, LLC was engaged to assume the managerial responsibilities of Applied Minerals, Inc.  Also in January 2009, Andre Zeitoun, the majority partner of Material Advisors, LLC, assumed the role of President and CEO of Applied Minerals, Inc.  Mr. Zeitoun has played a critical role in leading the effort to commercialize the Company’s Dragon Mine property.  If the Company loses the service of Mr. Zeitoun, there is no assurance that the Company would be able to attract and retain a qualified replacement.

THERE ARE NO ASSURANCES THAT OUR HALLOYSITE PRODUCTS WILL GAIN ADEQUATE COMMERCIAL ACCEPTANCE

We have spent, and will continue to spend, considerable resources on the development of halloysite-based products for a number of applications, which, we believe, would benefit from the utilization of our halloysite clay.  Despite the advantages we believe our products provide, there are no assurances that the manufacturers of the applications, to which we are marketing our products, will move to incorporate our halloysite clay into their respective applications.  If this does not happen, our ability to achieve significant revenue and profit margins may be impaired.

THE COMPANY’S SUCCESS DEPENDS, IN PART, ON ITS ABILITY TO MAINTAIN RELATIONSHIPS WITH CONSULTANTS WHO ASSIST US WITH THE RESEARCH AND DEVELOPMENT OF OUR PRODUCTS.

We currently engage a number of consultants who have assisted us with the research and development of our products.  We engage one consultant, in particular, who provides us with access to laboratory facilities through which we much of our product testing is conducted.  If we are unable to continue to identify and maintain relationship with consultants who are familiar with halloysite and have expertise in the application areas for which we plan to develop products, our ability to successfully commercialize the Dragon Mine property will be impaired.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

Exploration operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Exploration operations are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.  We require various permits from government bodies for exploration operations to be conducted including a large mine permit from the state of Utah.  We can provide no assurances that we will be able to maintain such licenses.  No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.

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

FAIR MARKET VALUE

We have recorded our properties held for sale at what we believe to be fair market value.  We are actively seeking to sell such properties.  There can be no assurance we can sell such properties at the value recorded, if at all.

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

JUAB COUNTY, UTAH

Dragon Mine
The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District), has been principally exploited for halloysite clay.  It is located approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. The Union Pacific Railroad has a spur approximately 2 miles from the property.  Electrical power is located approximately 1.5 miles from the site and there was no evidence of a water source on the property except in the mine shaft.

The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian.  We leased the property in 2001 and on August 18, 2005, we purchased the property for approximately $500,000 in cash.

From 1950 through 1977, the Dragon Mine was operated by Filtrol Corporation.  To the best of our knowledge, the mineral mined at the property was used primarily as an input of a petroleum-cracking product.  The property was idle from 1977 until 2001 when we entered into a lease on the property.  Previous owners' records indicate that over 1.35 million tons of clay mineral was mined at the property between 1950 and 1977.  The Company exercised a right to purchase the mine on August 18, 2005 for $500,000 cash.

In 2008, the Company engaged Ian Wilson, a geological consultant, to conduct a survey of the 230-acre property.  Dr. Wilson has supervised an extensive drilling program at the mine to classify the mineralization at the mine.  The drilling program has covered approximately 11.5 acres of underground mineralization and approximately 34 acres of above ground waste piles, which contain mineralization.  At the Dragon Mine, the following minerals have been identified: halloysite, kaolinite, illite, smectite, and iron ore.

The Company has a facility at its Dragon Mine property with which it is able to process certain material from the underground areas of the mine.  Additionally, the Company has a tolling agreement with KaMin Performance Minerals, LLC to process material from the waste piles.

In addition to the presence of halloysite, the Dragon Mine also possesses commercial quantities of kaolinite, illite smectite and iron ore.  Additionally, within five kilometers of the Dragon Mine, exploration is being carried out by two major mining companies to determine the possibility of the existance a large copper-gold porphyry.  Testing of surface rock samples in the vicinity of the Dragon Mine carried out in the past show anomalous copper values with gold values exceeding one ounce per ton and silver values of approximately five ounces per ton. Records indicate that, during the 1870’s, mining activity at the Dragon Mine had been focused on the iron ore presence at the mine.  According to certain records kept by the U.S. Bureau of Mines, the 305,000 tons of iron ore mined during the 1870’s produced 18,000 ounces of gold and 928,000 ounces of silver.

Certain geological research indicates that the existance of certain clays, such as the ones found at the Dragon Mine, is one of a number of possible indicators of the possible presence of an underground copper-gold porphyry.  We are currently evaluating the feasibility of exploring for a potential copper-gold deposit at the Dragon Mine.  If we decide to pursue such exploration activities, we can provide no assurance that our exploration activities will be successful.

PROPERTIES HELD FOR SALE

Shoshone County, ID
We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho.  At December 31, 2010, this property was classified as held for sale.  We are actively seeking to sell our properties in Idaho, however, we cannot provide any assurances that we will be able to do so.

ITEM 3.                         LEGAL PROCEEDINGS

In accordance with SFAS No. 5, Accounting for Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.  Currently, we have no lawsuits, claims, proceedings and investigations pending involving us.

PART II

ITEM 4.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices for Our Common Stock

Through mid December 2007, our common stock was quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”).  After that date, our common stock was quoted on the pink sheets under the symbol “ALMI” through November 2009.  Presently, our common stock is quoted on the OTCBB under the symbol “AMNL.”  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.  The source of information for the years 2010 and 2009 were found at http://finance.yahoo.com

	Year 2010		Year 2009
	High	Low	High	Low
First Quarter	$0.93	$0.59	$0.30	$0.17
Second Quarter	$1.08	$0.71	$0.69	$0.24
Third Quarter	$1.06	$0.75	$0.90	$0.42
Fourth Quarter	$0.87	$0.62	$0.94	$0.55

Record Holders

As of December 31, 2010, there were approximately 1,545 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Equity Compensation Plans

In October 2008, Mr. Morris D. Weiss, a former director, was named the Company’s Chief Restructuring Officer for a period of six months and, as part of his agreement with us, was granted 550,000 options with an exercise price of $0.70 per share and a term of 10 years.  250,000 of these options vested upon the appointment of Mr. Weiss as Chief Restructuring Officer and the remaining 300,000 options vested at the conclusion of his term as Chief Restructuring Officer.  In May 2009, Mr. Weiss was granted an additional 100,000 options an exercise price of $0.70 per share and a term of 10 years for work related to a class action settlement.  As of the date of this report, the 100,000 have fully vested.

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

In October 2009, as compensation related to his election as Chairman of the Board of Directors, John Levy was granted 125,000 options that have an exercise price of $0.70 per share and a term of five years.  The options vest quarterly over a 12-month period beginning October 1, 2009.

In March 2010, as compensation related to his position as Chairman of the Board of Directors, John Levy was granted 60,000 options that have an exercise price of $1.00 per share and a term of five years.  The options vest monthly over a twelve-month period beginning in October 1, 2010.

Equity Compensation Information
As of December 31, 2010

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	- 0 -	- 0 -	(1)

Equity compensation plans not approved by security holders	7,418,277	$0.69	(1)

Total	7,418,277	$0.69

RECENT SALES OF UNREGISTERED SECURITIES

In 2010, we sold stock in several transactions not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During May 2010, the Company sold to accredited investors $1,500,000 principal amount of Series 10% PIK-Election Convertible Notes due December 15, 2018 (the “May 2010 Notes”) at a conversion price of $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.

During October 2010, the Company sold to accredited investors $3,050,000 principal amount of Series 10% PIK-Election Convertible Notes due December 15, 2018 (the “October 2010 Notes”) at a conversion price of $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.

Pursuant to an Agent Agreement with the Company dated October 25, 2010, a placement agent acted as agent for the Company in identifying certain accredited investors who purchased the October 2010 Notes.

With respect to the sale of the October 2010 Notes, the Company agreed to pay the placement agent a cash fee of 5% of $3,000,000 of proceeds raised from purchasers plus 180,000 warrants with an exercise price of $1.00 per share.  The warrants have a five-year term and expire in October 2015.

ITEM 5.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Applied Minerals, Inc. is a leading global producer of halloysite clay used in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company operates the Dragon Mine located in Juab County, Utah, the only commercial source of halloysite clay in the western hemisphere.

Property Exploration

The Dragon Mine is the only known measured resource of halloysite clay in the western hemisphere significant enough for large-scale commercial production.  It is located in the Tintic District of Utah, covering 230 acres of fully owned land with mining permits for extraction of minerals.  Formation is attributed to the alteration of fine clay sediments that accumulated on what was then a shallow sea floor over 600 million years ago.  From 1949 through 1976, Filtrol Corporation operated the Dragon Mine.  To the best of our knowledge, Filtrol mined approximately 1.35 million tons of clay valued at approximately $50 million for use as an input for a petroleum-cracking catalyst product.  The mine was idle from 1977 until we leased it in 2001.  We purchased the property for approximately $500,000 in cash in 2005.  Under the supervision of geologist Dr. Ian Wilson, Applied Minerals Inc.’s extensive drilling program continues to explore underground areas of the Dragon property including two mines developed by prior operators, as well as one area that had previously remained unexplored.  As of the date of this report, approximately 19.0 acres of 230-acre property have been explored underground.  Extraction of material from targeted areas of this resource is in progress.

The Dragon Mine property also contains five waste piles comprised of material, which can be processed to create purified halloysite products.  The piles are the result of prior mining operations that took place between 1949 and 1976.   The piles are comprised mostly of mined clay that did not meet certain end-market criteria.

The former operators abandoned the Dragon Mine in 1976 when they believed all economically viable resources of halloysite had been exhausted and an ability to purify the surface piles did not exist (a process is now currently available).  The surface piles were never removed as the previous operator failed to appropriately remediate the land.

Applied Minerals’ extraction of material from these surface piles provides an overdue remediation, while developing the waste material into commercially viable products.  To date, Applied Minerals has characterized the chemistry and mineralogy of the surface piles and developed a processing system to convert them into purified halloysite products.

In addition to the presence of halloysite, the Dragon Mine also possesses commercial quantities of kaolinite, illite, smectite and iron ore.  Additionally, within five kilometers of the Dragon Mine, exploration is being carried out by two major mining companies to determine the possibility of the existance a large copper-gold porphyry.  Testing of surface rock samples in the vicinity of the Dragon Mine carried out in the past show anomalous copper values with gold values exceeding one ounce per ton and siliver values of approximately five ounces per ton. Records indicate that, during the 1870’s, mining activity at the Dragon Mine had been focused on the iron ore presence at the mine.  According to certain records kept by the former U.S. Bureau of Mines, the 305,000 tons of iron ore mined during the 1870’s produced 18,000 ounces of gold and 928,000 ounces of silver.  Certain geological research indicates that the existance of certain clays, such as the ones found at the Drasgon Mine, is one of a number of possible indicators of the possible presence of an underground copper-gold porphyry.  We are currently evaluating the feasibility of exploring for a potential copper-gold deposit at the Dragon Mine.  If we decide to pursue such exploration activities, we can provide no assurance that our exploration activities will be successful.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared "assuming that we will continue as a going concern," that contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments).  ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010.  The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements.  ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer.  In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods.  The adoption of ASU 2010-06 did not have a material impact on our disclosure about fair value measurements.

RESULTS OF OPERATIONS

The Dragon Mine property has yet to produce any significant revenue and, as such, the Company generated no gross profit for the twelve months ended December 31, 2010 and 2009.

Total operating expenses for the twelve months ended December 31, 2010 were $4,807,516 versus $6,701,498 for the comparable period in 2009, a decrease of $1,217,783 or approximately 20.7%.  The decrease was driven by a $2,193,567, or 46.8%, decline in general and administrative expense and a $28,962, or 69.0%, decline in the loss on impairment of equipment, partially offset by a $1,007,449, or 77.5%, increase in exploration expense.

Exploration expenses for the twelve months ended December 31, 2010 were $2,307,202 compared to $1,299,753 for the same period ended December 31, 2009.  The increase of 77.5% was due primarily to a $290,000 increase in geological consulting expense, a $235,000 increase in wages and benefits for employees at the Dragon Mine, a $136,000 increase in contract testing expense, an $80,000 increase in equipment lease expense, a $61,000 increase in shipping expense, a $60,000 increase in utilities, a $56,000 increase in mining supplies and fuel consumption, and a $42,000 increase in depreciation expense.  The increase in these costs was driven by an increased level of activity at the Dragon Mine resulting from the Company’s need to increase the production of halloysite in preparation for potential commercial-sized orders.

General and administrative costs for the twelve months ended December 31, 2010 were $2,490,347, versus $4,683,914 in the comparable period in 2009.  The 46.8% decrease was driven primarily by a $1,655,000 decline in legal fees, a $335,000 decrease in consulting fees related to product development, and a $118,000 decline in corporate payroll-related expense.  The decline in legal expense was driven primarily by the elimination of certain legal services related to becoming SEC-compliant with our financial reporting, settling a class action lawsuit and filing documents related to the registration of stock.  We expect legal fees incurred in 2011 to be lower than those incurred in 2010 as the Company continues to reduce its reliability on outside legal counsel.

Our net loss before discontinued operations for the year ended December 31, 2010 was $4,891,525 compared to $6,701,498 for the same period ending December 31, 2009, a decrease of $1,809,973.  The decrease was due to a net decrease in operating expense of $1,217,783 (as described above), a decrease in interest expense of $62,500 due to a net reduction in the outstanding balance of the Company’s 10% PIK Convertible-Election Notes due 2018, a $361,000 decline in the amortization of the debt discount related to certain 10% PIK-Election Convertible Notes due 2018, a reduction in the loss on the revaluation of stock awards of $128,500, the recognition of a $145,000 gain related to the forfeiture of a stock award granted to a previous CEO of the Company, the recognition of a $333,500 gain related to the reduction of an outstanding legal expense payable through a mediated settlement, partially offset by a $411,000 increase in expense related to the settlement of a class action lawsuit.

The Company classified its contract mining business as a discontinued operation on December 31, 2008.  Net income from discontinued operations was $123,828 for the twelve months ended December 31, 2010 versus a net loss of $64,674 in the comparable period in 2009, a decline of $188,502.  The decline in net loss was driven by a $50,000 increase in other income due to the collection of previously written off accounts receivable, a $77,500 decrease in lease interest expense resulting from the disposition of certain equipment related to the discontinued contract mining business, and a $189,400 decline in other expenses reflecting the elimination of expenses related to the winding down of the contract mining operation, partially offset by $116,300 increase in the impairment expense of certain assets related to the discontinued mining operation.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2010 our activities have been financed primarily the sale of equity securities and borrowings as needed.  Our current asset and debt structure is explained below.  We will likely need to raise additional capital in 2011 through the sale of equity and the disposal of certain non-core assets to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities and/or the assumption of debt, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

Our total assets as of December 31, 2010 were $4,068,184 compared to $4,005,308 as of December 31, 2009, or an increase of $62,876.  For the year ended December 31, 2010, the Company increased its current assets by $149,883 primarily through the raising of cash through the sale of $4.55 million of 10% PIK-Election Convertible Notes due 2018 and reduced its long-term assets by $9,500 through a $271,500 increase in property and equipment and an increase in deferred finance costs, net of amortization of $146,900, partially offset by the disposal of $428,000 of assets-held-for-sale related to its discontinued contract mining operation.

Total liabilities were $5,629,530 at December 31, 2010 compared to $3,694,704 at December 31, 2009.  Current liabilities were $720,304 at December 31, 2010 versus $1,338,983 at December 31, 2009.  The $619,000 decrease was due primarily to a $781,400 decrease in accounts payable and accrued liabilities resulting from a pay down of $480,000 payables related to a third-party processor and other vendors, the write-down of approximately $300,000 of accrued legal expenses, and the reduction in a stock award payable of $123,000, partially offset by a $134,000 increase in notes payable related to the structuring of a mediated settlement agreement of legal expenses and a $150,000 increase in leases payable related to the financing of additional equipment.  Long-term liabilities totaled $4,909,226 at December 31, 2010 compared to $2,355,711 at December 31, 2009.  The $2,553,515 increase was due primarily to a $361,300 increase in notes payable due to the structuring of a mediated settlement related to accrued legal expenses and a $2,447,000 increase in outstanding 10% PIK-Election Convertible Notes due 2018 related to the sale of $4,550,000 million of 10% PIK-Election Notes due 2018 during 2010, partially offset by the conversion of approximately $2,100,000 of 10% PIK-Election Notes due 2018.

Our principal source of cash flow during the 2010 was from the sale of $4.55 million of 10% PIK-Election Convertible Notes due 2018 and proceeds raised from the sale of certain equipment related to our discontinued contract mining operation.  We expect to rely on credit facilities and public or private sales of equity for additional cash flow until we produce enough revenue to fund our operations with internally generated cash flow.

Cash flows used by operating activities for the twelve months ended December 31, 2010 was $4,182,029 compared to $4,454,779 for the same period in 2009, a decrease of $272,750.  This decrease in the use of cash was driven by a $1,316,333 decline in cash loss, partially offset by a $234,782 decline in cash generated from the change in operating assets and liabilities, a $440,132 decline in cash generated  from the change in accounts payable and accrued liabilities, and a $368,669 decline in cash generated from discontinued operations.

The cash generated by investing activities for the twelve months ended December 31, 2010 was $21,667 compared to $307,396 of cash generated by such activities in the same period in 2009, a decline of $285,729.  This difference was attributed to a $429,670 decline in cash generated from discontinued operations, partially offset by a $62,476 decline in purchases of equipment and vehicles, and a $150,000 increase in proceeds from assets sales.

Cash flow from financing activities for the twelve months ended December 31, 2010 was $4,217,836 compared to $4,829,248 for the same period in 2009, a difference of $611,412.  The decline is cash generated from financing activities was due primarily to a $500,000 decline in proceeds generated through the sale of PIK Notes, a $170,000 payment to a former executive related to the forfeiture of stock, and a $124,129 decline in proceeds generated through creation of notes payable, partially offset by the receipt of a $115,000 insurance settlement.

ISSUANCE OF CONVERTIBLE DEBT

In December 2008, April 2009, May 2009, July 2009, October 2009, May 2010 and October 2010, the Company sold to accredited investors, in aggregate, $10,600,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion prices of between $0.35 and $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15 and December 15 of each year commencing June 15, 2009.  On November 13, 2009, the December 2008, April 2009 and May 2009 Notes were converted into 10,513,809 shares of common stock.  On February 8, 2010, the July 2009 Notes were converted into 324,193 shares of common stock.  On June 22, 2010, the October 2009 Notes were converted into 2,133,307 shares of common stock.

The remaining Notes may be converted at the option of the Noteholder at any time.  The Notes may be converted by the Company no earlier than one year after their issue dates and when (i) the average closing bid price or market price of the Company’s common stock for the preceding five (5) trading days is above the Conversion Price and (ii) a registration statement is effective and available for resale of all of the converted shares or the Noteholders may sell such shares under Rule 144 under the Securities Act.

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

During the years ended December 31, 2010 and 2009, there were no disagreements with our independent registered public accounting firm.

ITEM 8A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of December 31, 2010 were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was a change identified in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  One change recently implemented involved requesting that a number of our vendors send all invoices to our Idaho office, where all such documentation is processed, rather than to our New York office.  The successful implementation of this request will greatly reduce the possibility of an invoice sent to New York and failing to be properly recorded.  The Company continues to identify ways in which it can improve controls to ensure all invoices received by the New York and Utah locations are forwarded to the Idaho office in a timely manner and identify controls to ensure that the accounting function is informed of services or goods received before period end but not yet invoiced.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (or the COSO criteria).

Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal controls over financial reporting were not effective.  Management continues to both assess its internal controls and attempt to identify possible ways to strengthen them.

ITEM 8B.                      OTHER INFORMATION

None.

PART III

ITEM 9.                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 10.                       EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 13.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 14.                       EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
4.1	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued December 30, 2008	(3)
4.2	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued April 7 – 9, 2009	(4)
4.3	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 1, 2009	(5)
4.4	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued July 28, 2009	(6)
4.5	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued October 26, 2009	(7)
4.6	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 17, 2010	(8)
4.7	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued October 25, 2010	(9)
10.1	Lyon Employment Agreement	(10)
10.2	Amendment to Lyon Employment Agreement	(11)
10.3	Compensation arrangements of directors	(12)
10.4	Amendment to compensation arrangements of directors	(13)
10.5	Compensation arrangements of director Taft	(14)
10.6	Consulting Agreement with Morris Weiss	(15)
10.7	Additional Consulting Agreement with Morris Weiss	(16)
10.8	Ronald Price separation agreement	(17)
10.9	Agreement with Material Advisors LLC	(18)
10.10	Agreement for Appointment of Agent for the Sale of Assets with AAMCOR LLC	(19)
10.11	Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation	(20)
10.12	Settlement Agreement with William Jacobson	(21)
10.13	Settlement Agreement with Robert Dumont	(22)
10.14	Terms of private placements of securities	(23)
10.15	Compensation Agreement with Forbearing Shareholders
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

1)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 3, 20009

2)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K filed November 3, 2009.

3)	Incorporated by reference to exhibits 99.2 and 99.3 included in the Registrant's Current Report on Form 8-K filed January 7, 2009.

4)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed April 10, 2009

5)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 4, 2009.

6)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed July 28, 2009.

7)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed October 26, 2009.

8)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 20, 2010.

9)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed October 28, 2010.

10)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on July 3, 2008

11)	Incorporated by reference to Item 8.01included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

12)	Incorporated by reference to Item 5.02 (ii) and (iii) included in the Registrant's Current Report on Form 8-K filed on January 17, 2008

13)	Incorporated by reference to Item 8.01 included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

14)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on October 22, 2008

15)	Incorporated by reference to exhibit 99.4 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

16)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009.

17)	Incorporated by reference to exhibit 10.11 in the Registrant’s Form 10-K filed on July 28, 2009

18)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on January 7, 2009

19)	Incorporated by reference to exhibit 10.13 in the Registrant’s Form 10-K filed on July 28, 2009

20)	Incorporated by reference to exhibit 10.14 in the Registrant’s Form 10-K filed on July 28, 2009

21)	Incorporated by reference to exhibit 10.15 in the Registrant’s Form 10-K filed on July 28, 2009

22)	Incorporated by reference to exhibit 10.16 in the Registrant’s Form 10-K filed on July 28, 2009

23)
Incorporated by reference to Items 3.02, 8.01, 8.01,2.03, 2.03, 2.03 and 2.03 included in the Registrant's Current Reports on Form 8-K filed on January 16, 2009, May 29, 2008, September 29, 2008, January 7, 2009, April 10, 2009, May 4, 2009 and October 26, 2009.

PART IV

ITEM 15.                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	F 21

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F 22

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2010 and 2009	F 24

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009	F 27

Consolidated Statements of Cash Flows for Years Ended December 31, 2010 and 2009	F 28

Notes to Consolidated Financial Statements	F 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. Applied Mineral Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Minerals, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

PMB HELIN DONOVAN, LLP

/s/PMB Helin Donovan, LLP

Spokane, Washington

April 15, 2011

F 21

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Current Assets
Cash and cash equivalents	$1,642,340	$1,584,866
Accounts receivable	61,275	- 0 -
Mining supplies inventory	3,503	- 0 -
Investments – available for sale	- 0 -	5,565
Deposits and prepaids	178,738	145,542

Total Current Assets	1,885,856	1,735,973

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	164,758	94,029
Buildings	432,997	445,197
Mining equipment	588,523	432,670
Milling equipment	333,483	98,047
Laboratory equipment	67,728	67,728
Office furniture and equipment	27,419	37,522
Vehicles	75,013	75,163
Less: Accumulated depreciation	(481,364)	(382,753)

Total Property and Equipment	1,732,286	1,391,332

Other Assets
Assets from discontinued operations
being held for sale	450,042	878,003

Total Other Assets	450,042	878,003

TOTAL ASSETS	$4,068,184	$4,005,308

The accompanying notes are an integral part of these consolidated financial statements.

F 22

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Current Liabilities
Accounts payable and accrued liabilities	$266,139	$1,047,541
Stock awards payable	80,000	203,000
Current portion of notes payable	206,209	72,762
Current portion of leases payable	167,956	15,690

Total Current Liabilities	720,304	1,338,993

Long-Term Liabilities
Long-term portion of notes payable	361,295	- 0 -
Long-term portion of leases payable	10,094	22,832

Total Long-Term Liabilities	371,389	22,832

Other Liabilities
Convertible debt (PIK Notes)	4,683,624	2,236,667
Amortizable discount (PIK Notes)	(146,939)	(2,194)
Liabilities from discontinued operations	1,152	98,406

Total Other Liabilities	4,537,837	2,332,879

TOTAL LIABILITIES	5,629,530	3,694,704

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 69,704,393 and
69,781,351 shares issued and outstanding
at December 31, 2010 and 2009, respectively	69,704	69,781
Additional paid-in capital – common stock	29,860,040	26,965,507
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(11,533,915)	(6,766,200)
Accumulated other comprehensive loss	- 0 -	(1,327)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	(1,613,667)	258,265
Noncontrolling interest	52,321	52,339

Total Stockholders’ Equity (Deficit)	(1,561,346)	310,604

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$4,068,184	$4,005,308

The accompanying notes are an integral part of these consolidated financial statements.

F 23

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
					For the Period
					January 1, 2009
					(Beginning of
					Exploration Stage)
	For the year ended				through
	December 31,				December 31,
	2010		2009		2010

REVENUES	$	- 0 -	$	- 0 -	$ - 0 -

COST OF SALES		- 0 -		- 0 -	- 0 -

Gross Profit		- 0 -		- 0 -	- 0 -

OPERATING (INCOME) EXPENSES:
Exploration costs		2,307,202		1,299,753	3,606,955
General & administrative		2,490,347		4,683,914	7,174,261
Gain from disposition of land and equipment		(3,113)		(410)	(3,523)
Loss on impairment of equipment		13,080		42,042	55,122
Total Operating Expenses		4,807,516		6,025,299	10,832,815

Net Operating Loss		(4,807,516)		(6,025,299)	(10,832,815)

OTHER INCOME (EXPENSE):
Interest income		957		448	1,405
Interest expense		(248,047)		(310,554)	(558,601)
Sale of clay samples		4,943		6,000	10,943
Refund of insurance premium		6,370		13,786	20,156
Loss on revaluation of stock awards		(22,000)		(150,500)	(172,500)
Net proceeds (expenses) from legal settlement		(292,238)		118,913	(173,325)
Amortization of deferred financing costs		(3,061)		- 0 -	(3,061)
Amortization of convertible debt discount		(2,194)		(363,147)	(365,341)
Other income (expense)		(7,241)		8,855	1,614
Stock award forfeiture		145,000		- 0 -	145,000
Gain on settlement of debt		333,502		- 0 -	333,502
Total Other Expenses		(84,009)		(676,199)	(760,208)

Loss from exploration stage, before income taxes		(4,891,525)		(6,701,498)	(11,593,023)

Provision (benefit) for income taxes		- 0 -		- 0 -	- 0 -

Net Loss from Exploration Stage
Before Discontinued Operations		(4,891,525)		(6,701,498)	(11,593,023)

Net income (loss) from discontinued operations		123,828		(64,674)	59,154

Net loss from exploration stage after discontinued operations		(4,767,697)		(6,766,172)	(11,533,869)

Less: Net income attributable to the noncontrolling interest		(18)		(28)	(46)

Net Loss Attributable to Applied Minerals, Inc.		$(4,767,715)		$(6,766,200)	$(11,533,915)

The accompanying notes are an integral part of these consolidated financial statements.

F 24

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended
	December 31,
	2010	2009

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common
shareholders	$(0.07)	$(0.11)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	- 0 -	- 0 -
Net Loss Per Share Attributable to Applied Minerals, Inc.
common shareholders	$(0.07)	$(0.11)

Weighted Average Shares Outstanding, basic and diluted	68,396,770	60,665,785

The accompanying notes are an integral part of these consolidated financial statements.

F 25

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
			January 1, 2009
			(Beginning of
			Exploration Stage)
	For the year ended		Through
	December 31,		December 31,
	2010	2009	2010

Net Loss	$(4,767,715)	$(6,766,200)	$(11,533,915)

Comprehensive Gain:
Change in Market Value of Investments	1,327	(1,327)	- 0 -

Net Comprehensive Loss	$(4,766,338)	$(6,767,527)	$(11,533,915)

The accompanying notes are an integral part of these consolidated financial statements.

F 26

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements Of Stockholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009

	Common Stock			Accumulated	Accumulated	Other		Total
				Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance,
January 1, 2009	59,215,628	$59,216	$22,096,327	$(20,009,496)	$ - 0 -	$(1,466)	$52,415	$2,196,996

Shares issued for
directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common
stock for conversion
of debt including
accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of
convertible debt
discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock
options and warrants
issued to directors
and consultants	--	--	401,234	--	--	--	--	401,234

Net change in un-
realized gain on
available for sale
securities	--	--	--	--	--	139	--	139

Change in non-
controlling interest	--	--	--	--	--	--	(77)	(77)

Net Loss	--	--	--	--	(6,766,200)	--	--	(6,766,200)

Balance,
December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for
directors fees and other services	81,911	82	64,997	--	--	--	--	30,000

Issuance of common
stock for conversion
of debt including
accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Fair value of stock
options and warrants
issued to directors
and consultants	--	--	334,669	--	--	--	--	334,669

Shares issued to
related parties relating
to forbearance
agreement	427,714	428	320,358	--	--	--	--	320,786

Shares canceled from
forfeiture agreed upon
in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-
controlling interest	--	--	--	--	--	--	(18)	(18)

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)

Balance,
December 31, 2010	69,704,393	$69,704	$29,860,040	$(20,009,496)	$(11,533,915)	$ - 0 -	$52,321	$(1,561,346)

The accompanying notes are an integral part of these consolidated financial statements.

F 27

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
				For the Period
				January 1, 2009
				(Beginning of
				Exploration
				Stage)
	For the year ended			Through
	December 31,			December 31,
	2010	2009		2010
Cash flows from operating activities:
Net loss	$(4,767,715)		$(6,766,200)	$(11,533,915)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	162,859		123,733	286,592
Amortization of deferred financing costs	3,061		- 0 -	3,061
Amortization of discount – PIK Notes	2,194		363,147	367,535
Issuance of PIK Notes in payment of interest	238,399		282,587	520,986
Stock issued for director fees and consulting services	65,079		- 0 -	82,329
Fair value of warrants and options issued to consultants and directors	334,669		401,234	735,903
Loss on revaluation of stock awards	22,000		150,500	172,500
Gain on disposition of equipment	(3,113)		(410)	(3,523)
Loss on impairment of assets	19,977		42,042	62,019
Gain on forfeiture of stock award	(145,000)		- 0 -	(145,000)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(61,275)		44	(61,231)
Mining supplies inventory	(3,503)		- 0 -	(3,503)
Deposits and prepaids	(33,196)		136,764	103,568
Increase (Decrease) in:
Accounts payable and accrued expenses	(134,476)		305,656	171,181
Net cash used by discontinued operations	118,011		486,680	604,691
Net cash used in operating activities	(4,182,029)		(4,454,779)	(8,636,808)

Cash flows from investing activities:
Purchases of land improvements	(70,729)		(2,194)	(72,923)
Purchases of equipment and vehicles	(60,104)		(122,580)	(182,624)
Proceeds from the sale of assets	150,000		- 0 -	150,000
Net cash provided by discontinued operations	2,500		432,170	434,670
Net cash provided by used in investing activities	21,667		307,396	329,063

Cash flows from financing activities:
Payments on notes payable	(145,418)		(167,203)	(312,621)
Payments on leases payable	(131,746)		(121,247)	(252,993)
Proceeds from insurance settlement	115,000		- 0 -	115,000
Proceeds from notes payable	- 0 -		124,129	124,129
Proceeds from PIK notes payable	4,550,000		5,050,000	9,600,000
Payments for the forfeiture of stock	(170,000)		- 0 -	(170,000)
Net cash used by discontinued operations	- 0 -		(56,431)	(56,431)
Net cash provided by financing activities	4,217,836		4,829,248	9,047,084
Net increase in cash	57,474		681,865	739,339
Cash and cash equivalents at beginning of period	1,584,866		903,001	903,001
Cash and cash equivalents at end of period	$1,642,340		$1,584,866	$1,642,340

Cash Paid For:
Interest	$10,893		$17,587	$28,480
Income Taxes	$550	$	- 0 -	$550

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Conversion of debt and accrued interest to common stock	$2,457,500		$4,095,921	$6,553,421
Equipment financed on lease	$197,000	$	- 0 -	$197,000

The accompanying notes are an integral part of these consolidated financial statements.

F 28

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc., (“the Company”) owns the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho, and the Dragon Mine, a halloysite clay property located in Juab County, Utah.  The Company is currently focused on the commercialization of the Dragon Mine property while actively seeking to dispose of the idle Atlas Mine property.

NOTE 2 -  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred material recurring losses from operations.  At December 31, 2010 and 2009, the Company had accumulated deficits of $31,543,411 and $26,775,696, respectively, in addition to limited cash and unprofitable operations.  For the year ended December 31, 2010 and 2009, the Company sustained net losses before discontinued operations of $4,891,525 and $6,701,498, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is contingent upon its ability to obtain financing and to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise equity financing as required.  If successful, this will mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  Non-controlling interest represents the 47% minority share interest in Park Copper and Gold, held by several shareholders.  The accompanying consolidated financial statements include the accounts of the Company and a majority owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable
The Company records all trade accounts receivable based upon the agreed upon value of clay sold to its customers, and records trade receivables upon completion of agreed upon, contracted fulfillment of product, based on FOB shipping terms.  Trade receivables are reviewed periodically for collectability.  Any receivables deemed to be uncollectible will be written off against the allowance account, once all attempts to collect have been exhausted.  The Company defines trade receivables as past due when the receivable has exceeded the net terms by one calendar day.  At December 31, 2010 and 2009, the Company had no trade receivables and no allowances for doubtful accounts. At December 31, 2010, the Company had a $61,275 receivable resulting from the sale of a piece of equipment.

Amortizable Discount
Costs relating to obtaining financing are recorded as a discount on debt and amortized over the term of the related debt.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
All eligible cash balances were insured at December 31, 2010.

F 29

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debt
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

Earnings (Loss) Per Share
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at December 31, 2010 consisted of 8,173,464, of which 7,593,277 were in options and 580,187 were in warrants.  Common stock equivalents at December 31, 2009 consisted of 7,533,277 in options and 260,000 in warrants.  Common stock equivalents at December 31, 2010 and 2009 were considered but were not included in the computation of loss per share at December 31, 2010 and 2009 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2010:
Basic EPS
Net loss to common shareholders	$(4,767,715)	68,396,770	$(0.07)

For the year ended December 31, 2009:
Basic EPS
Net loss to common shareholders	$(6,766,200)	60,665,785	$(0.11)

Fair Value Measurements

Fair Value

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 – quoted prices in active markets for identical assets and liabilities.

•	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 – unobservable inputs.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2010 and 2009 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

During the year ended December 31, 2010, the Company determined that its available-for-sale investment was other than temporarily impaired and realized a loss of $5,565. At December 31, 2009, the Company’s level one investment was valued at $5,565.

F 30

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets
Long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  At December 31, 2010, the Company recognized $13,080 of loss due to impairment of assets held in continuing operations, and $126,876 of loss on assets held for sale from impairment, which is included in a net gain or loss from discontinued operations.  Assets impaired at December 31, 2010 include mining equipment, milling equipment, and vehicles that the Company deemed to have no purpose in operations.  At December 31, 2009, the Company recognized $42,042 of loss due to impairment of assets held in continuing operations, and $82,547 of loss on assets held for sale from impairment, which is included in net loss from discontinued operations.

Legal Costs
In the normal course of business, the Company will incur costs to engage and retain external legal counsel to advise management on regulatory, litigation and other matters.  Such legal costs are expensed as the related services are received.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

At December 31, 2010 and 2009, all costs associated with the Company's mine have been expensed.

Mining Supplies
Mining supplies, consisting primarily of ground support and explosives, are recorded as mining supplies and charged to cost of goods sold when used.  In addition, equipment repair parts and maintenance items are also included at cost.  Mining supplies at December 31, 2010 and 2009 totaled $3,503 and $0, respectively.

Property and Equipment
Property and equipment are carried at cost.  Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Useful Life
Building	30 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $162,859 and $123,733, respectively.

Provision for Income Taxes
Income taxes are calculated based upon the asset and liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  The Company had minimal impact from adoption of this Interpretation.

Revenue Recognition
The Company will recognize revenue for mined halloysite clay, if any, upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

F 31

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees.  The plans are more fully described in Note 9.

Compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2007.  Accordingly, compensation expense of $334,669 and $401,234 has been recognized for vesting of options and warrants to consultants and directors in the accompanying statements of operations for the period ended December 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on the disclosure about fair value measurements.

NOTE 4 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at December 31, 2010 and 2009 attributed to the discontinued operation are as follows:
	December 31,
	2010	2009
Property and equipment	$450,042	$878,003
Total assets from discontinued operations	$450,042	$878,003

During the year ended December 31, 2010, the Company reviewed the assets held for sale and determined that certain items with a net book value of $301,085 would be reinstated to the Dragon Mine and used in exploration activities.  For the year ended December 31, 2010, an impairment of the remainder of equipment held for sale in the amount of $126,876 was recorded, bringing the book value of assets held for sale to $450,042. The remaining asset held for sale is mining and timber property located in northern Idaho.

F 32

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

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

Liabilities at December 31, 2010 and 2009 attributed to the discontinued operations are as follows:

	December 31,
	2010	2009
Accounts payable and accrued liabilities	$1,152	$7,650
Leases payable	- 0 -	90,756
Total liabilities from discontinued operations	$1,152	$98,406

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

During the year ended December 31, 2009, the Company received payments in settlement of two previously recorded bad debts from discontinued operations.  Income (loss) after discontinued operations for the years ended December 31, 2010 and 2009 was calculated as follows:

	Year ended December 31,
	2010		2009
Revenues from discontinued operations	$	- 0 -	$	- 0 -
Cost of goods sold		- 0 -		- 0 -
General and administrative expenses		(12,962)		(36,354)
Payment of prior year income taxes		(550)		- 0 -
Collection of previously recorded bad debt		234,524		202,365
Gain on settlement of debts		27,192		- 0 -
Gain (Loss) on disposal of assets		2,500		(148,138)
Loss on impairment of assets		(126,876)		(82,547)
Income (loss) from discontinued operations		123,828		(64,674)
Income tax liability		- 0 -		- 0 -
Net income (loss) from discontinued operations		$123,828		$(64,674)

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382 a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.  See Note 10.

NOTE 5 – STOCK AWARD PAYABLE

In January 2010, as part of a settlement of a class action lawsuit, the former CEO forfeited all rights to his stock awards as part of the final settlement offer.  Therefore, the value of his stock award was written down to $0, creating a gain on stock award forfeiture of $145,000.

For the year ended December 31, 2010, the Company realized a loss on the revaluation of the remaining stock awards totaling $22,000, as compared to a loss for the year ended December 31, 2009 totaling $150,500.  At December 31, 2010 and 2009, the value of all outstanding stock awards was $80,000 and $203,000, respectively.  At December 31, 2010, the remaining stock award has not been issued.

F 33

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 -  NOTES AND LEASES PAYABLE

NOTES PAYABLE
Notes payable are detailed in the following schedules as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Note payable to legal firm due in monthly installments including interest at 10%. The note matures in March 2014.	$497,699	$	- 0 -

Note payable to two insurance companies due in monthly installments, including interest at 3% and 5.90%, respectively. The notes mature in July 2011 and May 2010, respectively.	69,805		72,762

Total Notes Payable	567,504		72,762
Less: Current Portion	(206,209)		(72,762)

Total Long-Term Liabilities	$361,295	$	- 0 -

The following is a schedule by year of the future minimum note payments as of December 31, 2010:

2011	$206,209
2012	150,832
2013	166,776
2014	43,687
Total Note Payments	$567,504

CAPITIAL LEASES
The Company is a lessee of certain equipment under capital leases that expire on various dates through March 2012. Terms of the leases call for monthly payments ranging from $1,632 to $6,500 at implicit interest rate of 9.34% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010:

2011	$174,498
2012	11,933
Total Minimum Lease Payments	186,431
Less: Amount Representing Interest	(8,381)
Present Value of Net Minimum Lease Payments	178,050
Current Net Minimum Lease Payments	(167,956)
Long-Term Net Minimum Lease Payments	$10,094

The following is an analysis of the leased property under capital leases by major classes:

	December 31,
Classes of Property	2010	2009
Milling Equipment	$162,052	$95,362
Mining Equipment	197,000	- 0 -
Less: Accumulated Depreciation	(73,409)	(37,879)
Total assets under capital lease	$285,643	$57,483

OPERATING LEASES
The Company rents its office in Osburn, Idaho under a month-to-month rental agreement at $450 per month.  The Company’s office in New York, N.Y., where its principal executives are located, is leased by and paid for by Material Advisors, LLC.

F 34

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 25, 2010, the Company sold $10,600,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock between $0.35 and $1.00 per share.  The notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional Convertible Notes.  If the interest payment is converted into Convertible Notes, the terms of the notes emulate the originally issued Convertible Note.

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in May and October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in May and October 2010 cannot be converted by the Company for one year from the date of issuance.

Amortizable Discount
In connection with the issuance of convertible debt in October 2009, the Company recorded an amortizable discount totaling $365,341 related to the beneficial conversion feature of the notes. In connection with the convertible debt issued during 2010, the Company recorded a discount on debt related to the financing costs paid to a third party in the amount of $150,000 which is being amortized over the term of the debt.  The Company amortizes the debt discount, straight-line over the life of the debt.  In the event of conversion before note maturity, any remaining amortizable discount is immediately expensed.  During the years ended December 31, 2010 and 2009, total expense related to amortizable discount was $5,255 and $363,147, respectively.  As of December 31, 2010, there was $146,939 of amortizable discount remaining on Convertible PIK Notes.

Mandatory Conversion
On November 13, 2009, the Company mandatorily converted the December 2008, April 2009, and May 2009 convertible debt and unpaid interest.  Upon conversion, $363,110 of amortizable discount was amortized, and 10,487,226 shares of the Company’s common stock were issued for the conversion of the notes.

In February 2010, the Company mandatorily converted the July 2009 convertible debt and unpaid interest.  Upon conversion, $2,194 of amortizable discount was amortized, and 324,193 shares of the Company’s common stock were issued for the conversion of the notes.

In July 2010, the Company mandatorily converted the October 2009 convertible debt and unpaid interest.  Upon conversion, 2,133,307 shares of the Company’s common stock were issued for the conversion of the notes.

For the years ended December 31, 2010 and 2009, the Company recorded $238,175 and $310,554, respectively, in interest expense associated with the convertible notes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At December 31, 2010, no shares of preferred stock were outstanding.

On October 27, 2009, the Company’s shareholders voted to change the par value of preferred stock from $1.00 to $0.001.  This change did not have an effect on the Company’s financial statements at December 31, 2009, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At the year ended December 31, 2010, 69,704,393 shares were issued and outstanding.

On October 27, 2009, the Company’s shareholders voted to increase authorized capital from 60,000,000 shares to 120,000,000 shares, as well as to change the par value of common stock from no par to $0.001.

2009
During the year ended December 31, 2009, the Company issued a total of 78,497 shares of restricted, common stock to directors as payment of director fees.  The value of such shares was recorded at $ 17,250.

During the year ended December 31, 2009, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest to 10,487,226 shares of common stock.

During the year ended December 31, 2009, the Company filed an S-1 registration statement allowing for the registration of 23,407,964 shares of common stock some of which are issuable upon the exercise of options and warrants and the conversion of 10% PIK Convertible Notes due 2018.

F 35

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

2010
During the year ended December 31, 2010, the Company issued a total of 40,606 shares of common stock to directors as payment of director’s fees.  The value of such shares was recorded at $30,000.

During the year ended December 31, 2010, the Company issued a total of 41,305 shares of common stock to outside consultants for the performance of services.  The value of such shares was recorded at $35,079.

During the year ended December 31, 2010, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest to 2,457,500 shares of common stock.

During the year ended December 31, 2010, the Company issued 427,714 shares of common stock to related parties as part of a forbearance agreement signed in connection with the shareholders’ class action lawsuit.  The value of such shares was recorded at $320,786.  See Note 11.

During the year ended December 31, 2010, the Company received shares from its former CEO who relinquished his rights to them as part of the settlement of the shareholders’ class action lawsuit.  The 3,044,083 shares of common stock were considered forfeited and returned to unissued shares.  The Company paid $170,000 related to the finalization of the share forfeiture and cancellation.

During the year ended December 31, 2010, the Company filed an S-1 registration statement allowing for the registration of 12,981,412 shares of common stock some of which are issuable upon the conversion of 10% PIK Convertible Notes due 2018.

During the year ended December 31, 2010, the Company hired an outside firm to assist with the placement of convertible debt.  As a result, $150,000 of cash was paid as a finder’s fee and was recorded as a discount on debt is being amortized over the term of the related debt.

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

2002 Consultant Plan
On August 27, 2002, the Company adopted a ten-year stock option plan (“2002 Consultant Plan”) authorizing granting non-employee/non-director consultants, who provide bona fide consulting services, options to purchase common stock.  At December 31, 2010 and 2009, zero shares remained under the plan.

Outstanding Stock Warrants
During the year ended December 31, 2010, the Company issued stock warrants to two non-employee, unrelated party consultants.  The warrants allow the warrant holders to purchase, in aggregate, 320,187 shares of common stock at a price between $0.80 and $1.00 per share.  The five-year warrants expire between October 2014 and December 2015.  180,000 warrants vested upon grant, and 140,187 vested during the fourth quarter of 2010.  For the year ended December 31, 2010, $180,000 of compensation expense related to warrants was recognized.  The warrants have a fair market value of  $268,957.

During the year ended December 31, 2009, the Company issued stock warrants to two non-employee, unrelated party consultants.  The warrants allow the warrant holders to purchase, in aggregate, 260,000 shares of common stock at a price between $0.35 and $1.00 per share.  The five-year warrants expire in April 2014 and October 2014.  The April 2009 warrant vests in equal increments over twelve months, and the October 2009 warrant vested upon issuance.  For the year ended December 31, 2009, $126,950 of compensation expense related to the issuance of the warrants was recognized.  The warrants have a fair market value of  $143,000.

A summary of the status and changes of the warrants issued during the years ended December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	260,000	$0.75	- 0 -	$ - 0 -
Issued	320,187	0.80	260,000	0.75
Exercised	- 0 -	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	580,187	$0.78	260,000	$0.75
Exercisable at end of period	580,187	$0.78	235,000	$0.75

F 36

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the warrants outstanding at December 31, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted Average
Exercise	Number	Remaining	Weighted Average	Number	Weighted Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.80	140,187	4.75 years	$0.80	140,187	$0.80
$0.35	100,000	3.25 years	$0.35	100,000	$0.35
$1.00	340,000	3.75 years	$1.00	340,000	$1.00
	580,187			580,187

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

The significant weighted average assumptions relating to the valuation of the Company’s options for the year ended December 31, 2010 and 2009 were as follows:

	2010	2009
Dividend Yield	0%	0%
Expected Life	5 years	1 – 5 years
Expected Volatility	120%	100%
Risk-Free Interest Rate	0.4%	1.68%

A summary of the status and changes of the options granted for the years ended December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	7,533,277	$0.70	625,000	$0.70
Granted	60,000	1.00	6,908,277	0.70
Exercised	- 0 -	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	7,593,277	$0.70	7,533,277	$0.70
Exercisable at end of period	5,353,851	$0.70	2,975,675	$0.70

A summary of the status of the options outstanding at December 31, 2010 is presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
$0.65 - $0.71	75,000	2.5 years	$0.69	75,000	$0.69
$0.70	7,358,277	2.5 years	$0.70	5,163,851	$0.70
$0.90	100,000	3.75 years	$0.90	100,000	$0.90
$1.00	60,000	4.75 years	$1.00	15,000	$1.00
	7,593,277			5,353,851

F 37

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Options (continued)

The Company had 4,557,602 non-vested options at the beginning of the period with a weighted average grant date fair value of $0.70 per share.  At December 31, 2010, the Company had 2,239,426 non-vested options with a weighted average grant date fair value of $0.70 per share.  The unexercised options expire between July 1, 2013 and October 1, 2015.

At December 31, 2010, the total compensation cost of $152,749 for unvested shares is expected to be recognized over the next year on a weighted average basis.

At December 31, 2010, vested options of 5,353,851 and non-vested options of 2,239,426 had an aggregate intrinsic value of $683,395.

NOTE 10 – INCOME TAXES

At December 31, 2010, the Company had deferred tax assets principally arising from net operating loss carry-forwards for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following state tax rates: Idaho (7.6%) and Utah (5%).  Due to operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

The actual Federal income tax provision differs from the amount computed by applying the Federal corporate income tax rate of 35% to income before taxes as follows:

	December 31, 2010		December 31, 2009
Expected federal tax benefit		$(1,668,700)		$(2,368,170)
State and local taxes		(600,732)		(852,541)
Non-deductible expenses		334,669		1,014,879
Change in valuation allowance		1,934,762		3,220,711
Income tax expense	$	- 0 -	$	- 0 -

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2010 are as follows:

	December 31, 2010		December 31, 2009
Net Operating Loss Carryforwards		$(11,138,782)		$(9,204,020)
Total gross deferred tax assets		11,138,782		9,204,020
Valuation allowance		(11,138,782)		(9,204,020)
Net deferred tax assets	$	- 0 -	$	- 0 -

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income.  Management considers projected taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses and projected taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and thus recorded a valuation allowance against the entire deferred tax asset balance.  As of December 31, 2010 and 2009, the valuation allowances were $11,138,782 and $9,229,434, respectively.  The change in valuation allowance between 2010 and 2009 was $1,934,762.

At December 31, 2010 and 2009, the Company had net operating loss carry-forwards of approximately $24,355,352 and $19,612,601 for federal income tax purposes, respectively.  The net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2030, subject to the Tax Reform Act of 1986, which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code.  Federal and state net operating losses are subject to limitations as a result of these restrictions.  Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

F 38

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 11 – RELATED PARTIES

The Company is a related party to IBS Capital (“IBS”), an entity whose principal, David Taft, is a Company director.  During the years ended December 31, 2010 and 2009, the Company received $1,500,000 and $500,000, respectively, from IBS in exchange for convertible debt.  All debt and accrued interest related to debt issued in 2009 has been converted to the Company’s common stock. In addition, the Company issued 349,287 shares of the Company’s common stock to IBS as part of a forbearance agreement related to the class action lawsuit as described below.

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive guidance.  The agreement has a term beginning on December 30, 2008 and ending on December 30, 2011 and calls for monthly management fees of $83,333 to be paid for services.  In addition to management fees, MA was granted stock options equivalent to 6,583,278 shares of common stock.  Such options vest equally over the life of the management agreement and may be exercised at a strike price of $0.70 per share.  Also during the year ended December 31, 2009, the Company received $40,000 from MA in exchange for convertible debt.  All debt and accrued interest has been converted to 107,347 shares of the Company’s common stock.

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

F 39

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 11 – RELATED PARTIES (CONTINUED)

On November 22, 2010, the Company issued to Messrs. Taft, Zeitoun, Carney and Basroon, 349,286 shares, 46,975 shares, 22,707 shares and 8,745 shares, respectively as determined by the terms of the Forbearance Agreement.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

LITIGATION
The Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.  Currently the Company has no lawsuits, claims, proceedings and investigations pending.

OTHER COMMITMENTS

Material Advisors LLC
On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”). The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement Manager will perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun will serve as Company’s Chief Executive Officer and will be appointed as a member of the Company’s Board of Directors.  During the year ended December 31, 2010, the Company’s Board of Directors extended the Management Agreement for one additional year, thus extending the termination date of the agreement to December 31, 2011.

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

F 40

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 13 – SUBSEQUENT EVENTS

Warrants Granted
On January 3, 2011, per the terms of an agreement with a consultant (the “Consultant”) entered into in October 2010 to develop and execute a plan to sell land classified as assets held for sale, the Company granted 124,481 warrants to purchase shares of common stock of Applied Minerals, Inc. to the Consultant.  The warrants have an exercise price of $0.80 and a term of 5 years.  The fair value of $54,964 assigned to the 124,481 warrants granted to the Consultant were determined using the Black-Scholes Option Valuation Model.  Such warrants vest equally over a three-month period commencing January 2011.

On February 2, 2011, the Company hired Dr. Chris DeArmitt as its Chief Technology Officer to promote the Company’s halloysite clay products into the plastics industry.  As part of the hiring agreement, Dr. DeArmitt will be compensated at $150,000 per year.  In addition, Dr. DeArmitt was granted 213,402 warrants to purchase shares of common stock of Applied Minerals, Inc. at an exercise price of $0.78 per share.  Such warrants vested immediately upon grant and are available for exercise for a period of five years from the grant date.

Options Granted
On February 8, 2011, the Company granted John Levy, Chairman of the Board of Directors, 100,000 options to purchase common stock of Applied Minerals, Inc at an exercise price of $0.83 per share.  The options have a term of five years and vest at the beginning of the calendar month over a 12-month period beginning March 1, 2011.

On February 8, 2011, the Company granted Evan Stone, a Director of the Company, 213,042 options to purchase common stock of Applied Minerals, Inc at an exercise price of $0.83 per share.  The options have a term of five years and vest at the beginning of the calendar month over a 12-month period beginning March 1, 2011.

Extension of Management Agreement

On February 8, 2011, the Company’s Board of Directors extended the management agreement between the Company and Materials Advisors for an additional year.  The extension continues Material Advisor’s services through December 31, 2012.  The extension included the option to purchase 2,904,653 shares of the Company’s common stock at an exercise price of $0.83.  The vesting of such options will begin January 1, 2012 and will vest equally over the twelve-month period ending December 1, 2012.

Sale of Common Stock

On March 28, 2011, the Company sold, through a private placement, 2,500,000 million shares of common stock for $2,000,000 of cash to IBS Capital, LLC, the President of which is David Taft, a director of the Company.

On March 28, 2011, the Company sold, through a private placement, 312,500 shares of common stock for $250,000 of cash to an accredited investor.

F 41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2011.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	April 15, 2011
John F. Levy

/s/ DAVID TAFT	Director	April 15, 2011
David Taft

/s/ ANDRE ZEITOUN	Director	April 15, 2011
Andre Zeitoun

/s/ EVAN STONE	Director	April 15, 2011
Evan Stone