Form 10-Q
period 2011-03-31
Applied Minerals, Inc.
filed 2011-05-16
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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
YES	☒	NO	□

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	□	Accelerated Filer	□	Non-accelerated Filer	□	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 13, 2011 was 72,759,095.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

FIRST QUARTER 2011 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2011 and 2010	7

	Condensed Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures

Certification under Sarbanes-Oxley Act of 2002

PART I.               FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,798,460	$1,642,340
Accounts receivable	44,200	61,275
Mining supplies inventory	3,178	3,503
Deposits and prepaids	194,585	178,738
Total Current Assets	3,040,423	1,885,856

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	164,758	164,758
Buildings	432,997	432,997
Mining equipment	661,523	588,523
Milling equipment	333,483	333,483
Laboratory equipment	67,728	67,728
Office furniture and equipment	29,398	27,419
Vehicles	75,013	75,013
Less: Accumulated Depreciation	(547,603)	(481,364)
Total Property and Equipment	1,741,026	1,732,286

Other Assets
Assets from discontinued operations
being held for sale	450,042	450,042
Total Other Assets	450,042	450,042

TOTAL ASSETS	$5,231,491	$4,068,184

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$513,599	$266,139
Stock awards payable	81,000	80,000
Current portion of notes payable	179,911	206,209
Current portion of leases payable	132,200	167,956
Total Current Liabilities	906,710	720,304

Long-Term Liabilities
Long-term portion of notes payable	324,996	361,295
Long-term portion of leases payable	- 0 -	10,094
Total Long-Term Liabilities	324,996	371,389

Other Liabilities
Convertible debt (PIK Notes),	4,683,624	4,683,624
Amortizable discount (PIK Notes)	(142,347)	(146,939)
Liabilities from discontinued operations	2,502	1,152
Total Other Liabilities	4,543,779	4,537,837

TOTAL LIABILITIES	5,775,485	5,629,530

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 72,560,373 and 69,704,393
shares issued and outstanding at March 31,
2011 and December 31, 2010, respectively	72,560	69,704
Additional paid-in capital	32,570,551	29,860,040
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(13,229,939)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	(596,324)	(1,613,667)
Non-controlling interest	52,330	52,321
Total Stockholders’ Equity (Deficit)	(543,994)	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$5,231,491	$4,068,184

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

				For the Period
				January 1, 2009
				(Beginning of
	For the three months ended			Exploration Stage)
	March 31,			through
	2011	2010		March 31, 2011

REVENUES	$44,468	$	- 0 -	$44,468
COST OF SALES	(21,075)		- 0 -	(21,075)
Gross Profit	23,393		- 0 -	23,393

OPERATING (INCOME) EXPENSES:
Exploration costs	670,854		529,213	4,277,809
General and administrative	907,651		650,181	8,081,912
(Gain) loss from disposition of land and equipment	(1,000)		- 0 -	(4,523)
Loss on impairment of equipment	- 0 -		- 0 -	55,122
Total Operating Expenses	1,577,505		1,179,394	12,410,320

Net Operating Loss	(1,554,112)		(1,179,394)	(12,386,927)

OTHER INCOME (EXPENSE):
Interest income	222		231	1,627
Interest expense	(132,146)		(59,538)	(690,747)
Sale of clay samples	- 0 -		- 0 -	10,943
Refund of insurance premium	2,531		- 0 -	22,687
Gain on stock award forfeiture	- 0 -		145,000	145,000
Gain (loss) on revaluation of stock awards	(1,000)		(17,000)	(173,500)
Net proceeds (expenses) from legal settlement	- 0 -		28,548	(173,325)
Amortization of convertible debt discount	(4,592)		(2,194)	(372,994)
Other income (expense)	(6,041)		- 0 -	(4,427)
Total Other Income (Expense)	(141,026)		95,047	(901,234)

Loss from exploration stage, before income taxes	(1,695,138)		(1,084,347)	(13,288,161)
Provision (benefit) for income taxes	- 0 -		- 0 -	- 0 -
Net Loss from Exploration Stage
Before Discontinued Operations	(1,695,138)		(1,084,347)	(13,288,161)
Net income (loss) from discontinued operations	(910)		238,382	58,244
Net loss from exploration stage after discontinued operations	(1,696,048)		(845,965)	(13,229,917)
Net income (loss) attributable to the non-controlling interest	24		40	(22)
Net Loss Attributable to Applied Minerals, Inc.	$(1,696,024)		$(845,925)	$(13,229,939)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the three months ended
	March 31,
	2011	2010

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common shareholders	$(0.03)	$(0.01)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	- 0 -	- 0 -
Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$(0.03)	$(0.01)

Weighted Average Shares Outstanding (basic and diluted)	67,497,094	68,826,593

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(1,696,024)	$(845,925)	$(12,878,041)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	66,239	33,594	352,831
Amortization of discount – PIK Notes	4,592	2,194	375,187
Issuance of PIK Notes in payment of interest	- 0 -	3,114	520,986
Stock issued for director and consulting services	32,388	10,000	114,717
Stock issued for cashless warrant	1,950	- 0 -	1,950
Fair value of warrants and options
issued to consultants and directors	429,029	57,550	813,034
Loss on revaluation of stock awards	1,000	17,000	173,500
Gain on stock award forfeiture	- 0 -	(145,000)	(145,000)
Gain on disposition of assets	(1,000)	- 0 -	(4,523)
Loss on impairment of assets	- 0 -	- 0 -	62,019
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	17,075	- 0 -	(44,156)
Mining supplies inventory	325		(3,178)
Deposits and prepaids	(15,847)	27,257	87,721
Increase (Decrease) in:
Accounts payable and accrued expenses	247,460	246,639	418,641
Net cash used by discontinued operations	1,359	1,906	606,050
Net cash used by operating activities	(911,454)	(591,671)	(9,548,262)

Cash flows from investing activities:
Purchases of land improvements	- 0 -	- 0 -	(72,923)
Purchases of equipment and vehicles	(74,979)	(52,514)	(257,663)
Proceeds from sale of assets	1,000	100,000	151,000
Net cash provided by discontinued operations	- 0 -	- 0 -	434,670
Net cash provided by investing activities	(73,979)	47,486	255,084

Cash flows from financing activities:
Payments on notes payable	(62,597)	(32,305)	(375,218)
Payments on leases payable	(45,850)	(3,637)	(298,843)
Proceeds from insurance settlement	- 0 -	- 0 -	115,000
Proceeds from notes payable	- 0 -	- 0 -	124,129
Proceeds from PIK notes payable	- 0 -	- 0 -	9,600,000
Proceeds from sale of common stock	2,250,000	- 0 -	2,250,000
Payments for legal settlement	- 0 -	(170,000)	(170,000)
Net cash used by discontinued operations	- 0 -	(2,310)	(56,431)
Net cash provided (used) by financing activities	2,141,553	(208,252)	11,188,637

Net increase (decrease) in cash	1,156,120	(752,437)	1,895,459
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001
Cash and cash equivalents at end of period	$2,798,460	$832,429	$2,798,460
The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
					For the Period
					January 1, 2009
					(Beginning of
	For the three months ended				Exploration Stage)
	March 31,				through
	2011		2010		March 31, 2011

Cash Paid For:
Interest		$15,054		$8,844	$43,534
Income Taxes		$160	$	- 0 -	$710

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock	$	- 0 -		$210,614	$6,553,421
Equipment financed on lease	$	- 0 -	$	- 0 -	$197,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The interim financial statements as of March 31, 2011, and for the periods ended March 31, 2011 and 2010, and cumulative from inception of the exploration stage through March 31, 2011, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2011 and the results of its operations and its cash flows for the periods ended March 31, 2011 and 2010, and cumulative from inception of the exploration stage through March 31, 2011.  These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Applied Minerals, Inc. (“The Company”) has incurred material recurring losses from operations.  At March 31, 2011, the Company had aggregate accumulated deficits prior to and during the exploration stage of $33,239,435, in addition to limited cash and unprofitable operations.  For the period ended March 31, 2011 and 2010, the Company sustained net losses before discontinued operations of $1,343,240 and $1,084,299, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain generate revenue and cash flow to meet its obligations on a timely basis and/or management’s ability to raise financing through the sale of equity and/or the disposition of certain non-core assets.  If successful, this will mitigate the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The consolidated financial information as of December 31, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2010.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debt
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

Fair Value
 The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

·	Level 1 – quoted prices in active markets for identical assets and liabilities.

·	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

·	Level 3 – unobservable inputs.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at March 31, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long-term notes payable approximate fair value.

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

At March 31, 2011 and 2010, all costs associated with the Company's mine have been expensed.

Subsequent Events
The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure.

Recent Accounting Pronouncements
In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments).  ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010.  The Company adopted the update on January 1, 2011.  The pronouncement did not have a material impact on the Company's consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 4 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at March 31, 2010 and December 31, 2010 attributed to the discontinued operation are as follows:

	March 31,	December 31,
	2011	2010
Property and equipment	$450,042	$450,042
Total assets from discontinued operations	$450,042	$450,042

Liabilities at March 31, 2011 and December 31, 2010 attributed to the discontinued operations are as follows:

	March 31,	December 31,
	2011	2010
Accounts payable and accrued liabilities	$2,502	$1,152
Total liabilities from discontinued operations	$2,502	$1,152

During the three months ended March 31, 2011, the Company received payment in settlement of one previously recorded bad debt from discontinued operations.  Income (loss) after discontinued operations for the three months ended March 31, 2011 and 2010, and cumulative from inception of the exploration stage through March 31, 2011 was calculated as follows:

	For the three months ended
	March 31,
	2011		2010

Revenues from discontinued operations	$	- 0 -	$	- 0 -
Cost of goods sold		- 0 -		- 0 -
General and administrative expenses		(910)		(7,125)
Collection of previously recorded bad debt		- 0 -		245,507
Loss on disposal of assets		- 0 -		- 0 -
Loss on impairment of assets		- 0 -		- 0 -
Income (loss) from discontinued operations		(910)		238,382
Income tax liability		- 0 -		- 0 -
Net income (loss) from discontinued operations		$(910)		$238,382

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 150,000 shares of vested common stock to an Executive Vice President as part of his employment agreement.  These shares were not issued prior to the employee’s resignation and are recorded as a liability on the balance sheet entitled stock awards payable.  The Company reviews the value of the stock award payable and adjusts the carrying value to the market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.

For the three months ended March 31, 2011, the Company realized a loss on the revaluation of the remaining stock award totaling $1,000.  The value of the outstanding stock awards at March 31, 2011 and December 31, 2010 were $81,000 and $80,000, respectively.  The Company does not intend to ever issue these shares and will expects to treat the liability appropriately.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 2010, the Company sold several 10% Convertible Notes due December 15, 2018.  The notes convert into common stock in the range of $0.35 to $1.00 per share.  The notes pay interest at the rate of 10% per annum payable (including by issuance of additional in-kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes.  If the interest payment is converted into PIK Notes, the terms of the notes emulate the originally issued PIK Notes.

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in May and October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in May and October 2010 cannot be converted by the Company for one year from the date of issuance

During the three months ended March 31, 2010, a PIK Note representing principal and accrued interest of $210,614 was converted by the Company into 324,193 shares of the Company’s common stock.

Amortizable Discount
In connection with the convertible debt issued during 2010, the Company recorded a discount on debt related to the financing costs paid to a third party in the amount of $150,000 which is being amortized over the term of the debt.  The Company amortizes the debt discount, straight-line over the life of the debt.  In the event of conversion before note maturity, any remaining amortizable discount is immediately expensed.  During the three months ended March 31, 2011, total expense related to amortizable discount was $4,592.  As of March 31, 2011 and December 31, 2010, there was $142,347 and $146,939, respectively of amortizable discount remaining on Convertible PIK Notes.

Mandatory Conversion

In February 2010, the Company mandatorily converted the July 2009 convertible debt and unpaid interest.  Upon conversion, $2,194 of amortizable discount was amortized, and 324,193 shares of the Company’s common stock were issued for the conversion of the notes.  In July 2010, the Company mandatorily converted the October 2009 convertible debt and unpaid interest.  Upon conversion, 2,133,307 shares of the Company’s common stock were issued for the conversion of the notes.  During the three months ended March 31, 2011 and 2010, the Company recorded $117,093 and $50,500, respectively, in interest expense associated with the convertible notes.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At March 31, 2011 and December 31, 2010, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At March 31, 2011 and December 31, 2010, 72,560,373 and 69,704,393 shares were issued and outstanding, respectively.

During the three months ended March 31, 2011, the Company issued a total of 37,910 shares of restricted, common stock to directors and consultants as payment of fees.  The value of such was recorded at $32,388.  During the three months ended March 31, 2011, a warrant holder exercised 10,000 warrants on a cashless basis and received 5,570 shares of the Company’s common stock.  The warrants were issued to the holder as payment for consulting services.  Also during the three months ended March 31, 2011, the Company sold a total of 2,812,500 shares of common stock at $1.25, collecting a total of $2,250,000.  A portion of these shares were purchased by a related party (See Note 10).

Pursuant to the disclosure requirements set forth under GAAP, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners, and the effect of the changes in the equity attributable to the Company.

Non-controlling Interest
The Company applied non-controlling interest accounting for the period ended March 31, 2011, which requires it to clearly identify the non-controlling interest in the balance sheets and statements of operations.  The Company discloses three measures of net income (loss): net income (loss) from discontinued operations, net income (loss) from exploration stage, and net income (loss) attributable to non-controlling interest.  The operating cash flows in the consolidated statements of cash flows reflect net loss.

Non-Controlling Interest
Beginning balance, December 31, 2010	$52,321
Net (loss) income attributable to non-controlling interest	24
Ending balance, March 31, 2011	$52,345

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
A summary of the status and changes of the warrants are as follows:
	March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	580,187		$0.84
Issued	337,883		$0.79
Exercised	(10,000)	$	(0.35)
Forfeited	- 0 -		- 0 -
Expired	- 0 -		- 0 -
Outstanding at March 31, 2011	908,070		$0.83
Exercisable at March 31, 2011	908,770

During the three months ended March 31, 2011, the Company granted 337,883 warrants to purchase the Company’s common stock with an average exercise price of $0.79.  Of the 337,883 warrants granted, 337,883 vested during the three months ended March 31, 2011.  The intrinsic value of the outstanding warrants at March 31, 2011 was $0.

A summary of the status of the warrants outstanding at March 31, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	90,000	4.00 years	$0.35	90,000	$0.35
$0.78	213,402	4.83 years	$0.78	213,402	$0.78
$0.80	264,668	4.75 years	$0.80	264,668	$0.80
$1.00	340,000	4.50 years	$1.00	340,000	$1.00
	908,070			908,070

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
      March 31, 2011 and 2010

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Compensation expense of $196,454 has been recognized for warrants to non-related parties in the accompanying statements of operations for the period ended March 31, 2011.

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

The significant assumptions relating to the valuation of the Company’s options for the quarter ended March 31, 2011 and 2010 were as follows:

	2011	2010
Dividend Yield	0%	0%
Expected Life	5-10 years	1.5 years
Expected Volatility	101-105%	120%
Risk-Free Interest Rate	2.02-3.75%	0.4%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended March 31, 2011 is as follows:
	March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	7,593,277	$0.70
Granted	3,205,134	$0.83
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at March 31, 2011	10,798,411	$0.71
Exercisable at March 31, 2011	5,992,577

During the three months ended March 31, 2011, the Company issued 3,205,134 options to purchase the Company’s common stock with an average exercise price of $0.83.  Of the 3,205,134 options granted, 300,481 options will vest in four equal tranches, quarterly, and vesting began March 1, 2011.  The remaining 2,904,653 options granted will begin vesting January 1, 2012, and shall vest equally over twelve months.

A summary of the status of the options outstanding at March 31, 2011 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65-$0.71	75,000	3.25 years	$0.69	75,000	$0.69
$0.70	7,358,277	8.50 years	$0.70	5,712,457	$0.70
$0.83	3,205,134	5.00 years	$0.83	75,120	$0.83
$0.90	100,000	4.50 years	$0.90	100,000	$0.90
$1.00	60,000	5.25 years	$1.00	30,000	$1.00
	10,798,411			5,992,577

At March 31, 2011, the total compensation of $367,818 for unvested shares is to be recognized over the next 1.75 years on a weighted average basis.

Compensation expense of $232,574 and $57,550 has been recognized for vesting of options to employees, directors, related parties, and non-related parties in the accompanying statements of operations for the periods ended March 31, 2011 and 2010, respectively.  The intrinsic value of the outstanding warrants at March 31, 2011 was $1,079,841.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

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

NOTE 10 – RELATED PARTIES

The Company is a related party to IBS Capital (“IBS”), an entity whose principal, David Taft, is a Company director.  During the three months ended March 31, 2011, IBS purchased 2,500,000 shares of the Company’s common stock for $1.25 per share, for a total of $2,000,000.  In addition, IBS received $10,000 cash for director fees associated with Mr. Taft’s participation on the Company’s board of directors.  During the year ended December 31, 2010, the Company received $1,500,000 from IBS in exchange for convertible debt.  In addition, the Company issued 349,287 shares of the Company’s common stock to IBS as part of a forbearance agreement related to the class action lawsuit as described below.

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive guidance.  The agreement has a term beginning on December 30, 2008 and ending on December 30, 2012 and calls for monthly management fees of $83,333 to be paid for services.  In addition to management fees, MA was granted stock options equivalent to 6,583,278 shares of common stock.  Such options vest equally over the life of the management agreement and may be exercised at a strike price of $0.70 per share.  Also during the year ended December 31, 2009, the Company received $40,000 from MA in exchange for convertible debt.  All debt and accrued interest has been converted to 107,347 shares of the Company’s common stock. On February 8, 2011, the Company’s Board of Directors extended the management agreement between the Company and Materials Advisors for an additional year.  The extension continues Material Advisor’s services through December 31, 2012.  The extension included the option to purchase 2,904,653 shares of the Company’s common stock at an exercise price of $0.83.  The vesting of such options will begin January 1, 2012 and will vest equally over the twelve-month period ending December 1, 2012.

NOTE 11 – SUBSEQUENT EVENTS

On April 18, 2011, the Company sold a total of 150,000 shares of common stock at $0.90 per share to one purchaser in a transaction that was exempt from registration under section 4(2) of the Securities Act of 1933.  The sale price of $0.90 per share was based on the closing price of the common stock of the Company on April 15, 2011.  The Company did not use a broker and paid no commission as part of the transaction.  This sale of common stock of the Company was unsolicited.

On April 28, 2011, the Company engaged Dahlman Rose and Company, LLC (“Dahlman Rose”), a full-service investment banking firm and registered broker-dealer, to advise the Company on financial and corporate development options.  As part of the engagement, the Company issued to Dahlman Rose 461,340 warrants to purchase shares of common stock of Applied Minerals, Inc.  The warrants have an exercise price of $1.15 per share, a term of 10 years and vest quarterly over a 12-month period commencing on the date of issuance.

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

Property Exploration

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

In addition to the presence of halloysite, the Dragon Mine also possesses quantities of other clays, such as, kaolinite, illite, smectite as well as iron oxide ores in the form of hematite, goethite and ferrihydrite, and manganese, some of which we are in the process of commercializing. The Dragon Mine is present at the contact between the Silver City quartz monzonite stock and limestone and dolomite of the Paleozoic formation. Gold and siliver is found in veinlets in pervasively altered rocks of the Silver City stock immediately south of the Dragon mine and were one of the first discoveries made in the Tintic district in 1869.  The Dragon Mine was mined as a copper-gold deposit not long after these initial findings. The mine’s fissure fault system forms the southern extremity of the Iron Blossom ore run.  Within five kilometers of the Dragon Mine, exploration is being carried out by at least one major mining company to determine the possibility of the existence of a large copper-gold porphyry.  Testing of surface rock samples in the vicinity of the Dragon Mine carried out in the past show anomalous copper values with gold values exceeding one ounce per ton and silver values of approximately five ounces per ton.  Records indicate that, during the 1870’s, mining activity at the Dragon Mine had been focused on the iron ore presence at the mine.  According to certain records kept by the former U.S. Bureau of Mines, the 305,000 tons of iron ore mined during the 1870’s produced 18,000 ounces of gold and 928,000 ounces of silver.

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

To our knowledge, the only other large-scale, commercial source of halloysite clay is located in New Zealand.  The New Zealand property, which is owned by Imerys, (Euronext: NK), has been historically focused on supplying its halloysite clay to the porcelain, fine china and other commodity-like markets.  Our primary focus, however, is centered on marketing the Dragon Mine’s halloysite clay to certain advanced application markets to which the material’s unique morphological and chemical characteristics provides enhanced functionality, contributing to the development of a number of high-performance products within a range of industries.  At the time of this report, we have sold our Dragon Mine clay to two customers who plan to utilize it in plastic applications.  Additionally, we are at different stages of the halloysite commercialization process with at least one hundred potential customers.  The Company currently markets its line of halloysite-based products under the Dragonite™ name.

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

Impairment of Assets
Long-lived assets bare measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  The Company records losses due to impairment of assets held in continuing operations, and losses on assets held for sale from impairment, which is included in net loss from discontinued operations.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At March 31, 2011 and 2010, all costs associated with the Dragon Mine have been expensed.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue for the three months ended March 31, 2011 was $44,468 versus $0 for the same period in 2010.  The increase was due to the sale of Dragonite ™ to two customers for use as a reinforcing additive in plastic applications.

Gross profit for the three months ended March 31, 2011 was $23,393 versus $0 for the comparable period in 2010.  The increase was due to the recognition of revenue for the period in 2011.

Total operating expenses for the three months ending March 31, 2011were $1,225,607 compared to $1,179,394 for the same period ending 2010, an increase of $46,213, or 3.9%.  The increase was due primarily to a $141,641, or 26.8%, increase exploration expense, partially offset by a $94,428 or 14.5% decrease, in general and administrative expense.

Exploration costs during the quarter were $670,854 versus $529,213, an increase of $141,641 over the comparable period in 2010.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The 26.8% increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, testing of which has indicated the presence of saleable clay mineral.  The primary drivers of the increase in exploration costs were a $99,200 increase in wage and wage-related expense, a $26,000 increase in explosive materials expense, a $25,500 increase in utility expense, a $72,500 increase in drilling supplies expense, and a $33,000 increase in depreciation expense, partially offset by a $59,100 decrease in geological consulting expense and a $49,000 decrease is shipping expense.

General and administrative expense for the three months ended March 31, 2011 was $907,651 versus $650,181 for the comparable period in 2010.  The $257,470 increase was driven primarily by an approximate $350,000 increase in expense related to the issuance of warrants and options as compensation to certain employees, directors and consultants, a $15,000 increase in corporate-level wage expense and a $19,600 increase in stock-based compensation paid to certain consultants related to product development, partially offset by a $63,800 reduction in legal expenses related an effort on behalf of management to reduce its reliance on outside counsel with respect to certain matters, a $29,100 decline in accounting and auditing expense related to the absence of the preparation of a filing that had been required during the three months ended March 31, 2010, a $17,500 decline in shareholder-related expense, and a $12,000 decline in office-related expense.

Net loss before discontinued operations for the three-month period ending March 31, 2011 was $1,695,138 compared to $1,084,347 for the comparable period in 2010, an increase of $610,791 or 56.3%.  The increase in loss in before discontinued operations was due primarily to a $141,600 increase in exploration expense (previously described), a $257,500 increase in general and administrative expense, a $72,600 increase in interest expense, a $145,000 decline in the gain attributable to the revaluation of certain stock awards, the elimination of $28,500 net proceeds from a legal settlement and an increase in other expense of 6,000, partially offset by the inclusion of $23,400 in gross profit and a decline in general and a $16,000 decline in the loss realized on the revaluation of certain stock awards.

Net loss from discontinued operations for the three months ended March 31, 2011 was $910 compared to a net income of $238,382 for the comparable period in 2010.  The $239,292 decline in net income from discontinued operations was due primarily to the collection of $245,500 of receivables that had been previously written off in the 2010 period.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2011 our activities have been financed primarily the sale of equity securities and borrowings as needed.  Our current asset and debt structure is explained below.  During the three months ended March 31, 2011, we raised $2,250,000 of cash through the sale of common stock.  We may need to raise additional capital in 2011, through both the sale of equity and the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt or the monetization of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations. At March 31, 2011, the Company had a total accumulated deficit of $33,239,435.  For the three months ended March 31, 2011 and 2010, the Company sustained net losses before discontinued operations of $1,695,138 and $1,084,347, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities was $911,454 during the three months ended March 31, 2011 versus $591,671 for the comparable period in 2010.  The $319,783 increase in cash used during the period was due primarily to an increase in the net loss realized during the three months ended March 31, 2011 of $850,100, a $26,000 increase in accounts receivable and prepaids, and a $16,000 decline in the add-back associated with a loss on the revaluation of stock awards, partially offset by a $371,400 increase in an add-back associated with the fair value of warrants and options issued to directors and consultants, a $32,000 increase in depreciation, a $22,000 in the add-back related to the issuance of common stock as compensation, and the absence of a reversal of $145,000 in gains on the disposition of assets.

Cash used by investing activities during the three months ended March 31, 2011 was $73,979 versus cash of $47,486 provided during the comparable period in 2010.  During the three months ended March 31, 2011, the Company spent $74,979 on the purchase of equipment and vehicles related to the exploration of the Dragon Mine and generated $1,000 through the sale of non-core equipment and vehicles.  During the comparable period in 2010, $100,000 was generated through the sale of assets related to our discontinued contract mining business and $52,514 was spent on the purchase of equipment and vehicles.

Cash generated through financing activities was $2,141,553 during the three months ended March 31, 2011 versus cash of $208,252 used by financing activities during the comparable period in 2010.  The $2,349,805 increase in cash generated during the period was driven primarily through the sale of $2,250,000 worth of common stock to certain qualified investors.

At March 31, 2011, the Company had, as part of its long-term liabilities, $4,683,624 face value of 10% PIK-Election Convertible Notes due 2018.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of March 31, 2011, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  The primary material weakness identified had to do with the timely recording of invoices.  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of March 31, 2011 and December 31, 2010, and results of its operations and cash flows for the period ended March 31, 2011 and 2010, in conformity with United States generally accepted accounting principles (GAAP).

(b)           Changes in Internal Controls.

Management continues to both assess its internal controls and implement changes to strengthen them.  The steps that have been, or will be, taken by the Company to improve its internal controls include, but are not limited to, the implementation of controls to ensure all invoices received by the New York and Utah locations are forwarded to the Idaho office in a timely manner.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2011, we sold stock not registered under the Securities Act as listed below.  Management at the time deemed such sales to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During the three months ended March 31, 2011, the Company issued 2,812,500 shares of its common stock in exchange for $2,250,000.

During the three months ended March 31, 2011, the Company issued 37,910 shares of its common stock for services valued at $29,433.

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

APPLIED MINERALS, INC.

Dated: May 16, 2011	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 16, 2011	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer