Form 10-Q
period 2011-06-30
Applied Minerals, Inc.
filed 2011-08-15
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	□	Accelerated Filer	Non-accelerated Filer	□	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 3, 2011 was 75,686,825.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

SECOND QUARTER 2011 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended June 30, 2011 and 2010	7

	Condensed Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures

Certification under Sarbanes-Oxley Act of 2002

PART I.             FINANCIAL INFORMATION

ITEM 1.                     CONSOLIDATED FINANCIAL STATEMENTS

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Restated)
Current Assets
Cash and cash equivalents	$3,509,933	$1,642,340
Accounts receivable	21,035	61,275
Mining supplies inventory	- 0 -	3,503
Deposits and prepaids	205,948	178,738
Total Current Assets	3,736,916	1,885,856

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	164,758	164,758
Buildings	432,997	432,997
Mining equipment	726,523	588,523
Milling equipment	336,146	333,483
Laboratory equipment	67,728	67,728
Office furniture and equipment	29,398	27,419
Vehicles	86,623	75,013
Less: Accumulated Depreciation	(601,870)	(481,364)
Total Property and Equipment	1,766,032	1,732,286

Other Assets
Assets held for sale	445,180	450,042
Deferred financing cost	137,756	146,939
Total Other Assets	582,936	596,981

TOTAL ASSETS	$6,085,884	$4,215,123

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Restated)
Current Liabilities
Accounts payable and accrued liabilities	$293,017	$266,139
Stock awards payable	178,000	80,000
Current portion of notes payable	153,483	206,209
Current portion of leases payable	85,836	167,956
Total Current Liabilities	710,336	720,304

Long-Term Liabilities
Long-term portion of notes payable	287,809	361,295
Long-term portion of leases payable	- 0 -	10,094
Convertible debt (PIK Notes)	3,250,786	4,683,624
Total Long-Term Liabilities	3,538,595	5,055,013

Other Liabilities
Liabilities from discontinued operations	- 0 -	1,152
Total Other Liabilities	- 0 -	1,152

TOTAL LIABILITIES	4,248,931	5,776,469

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 75,677,789 and 69,704,393
shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	75,679	69,704
Additional paid-in capital	36,922,558	29,860,040
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(15,204,104)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	1,784,637	(1,613,667)
Non-controlling interest	52,316	52,321
Total Stockholders’ Equity (Deficit)	1,836,953	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$6,085,884	$4,215,123

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						For the Period
						January 1, 2009
						(Beginning of
	For the three months ended			For the six months ended		Exploration
	June 30			June 30		Stage) through
	2011	2010		2011	2010	June 30, 2011

REVENUES	$18,699	$	- 0 -	$63,167	$0 -	$63,167
COST OF SALES	(11,890)		- 0 -	(32,965)	- 0 -	(32,965)
Gross Profit	6,809		- 0 -	30,202	- 0 -	30,202

OPERATING (INCOME)
EXPENSES:
Exploration costs	640,176		465,393	1,311,030	994,606	4,917,985
General and administrative	1,105,373		623,060	2,013,024	1,273,193	9,187,285
(Gain) loss from disposition
of land and equipment	- 0 -		- 0 -	(1,000)	- 0 -	(4,523)
Loss on impairment of
equipment	- 0 -		2,270	- 0 -	2,270	55,122
Total Operating Expenses	1,745,549		1,090,723	3,323,054	2,270,069	14,155,869

Net Operating Loss	(1,738,740)		(1,090,723)	(3,292,852)	(2,270,069)	(14,125,667)

OTHER INCOME (EXPENSE):
Interest income	283		184	505	415	1,910
Interest expense	(125,244)		(64,413)	(257,390)	(123,951)	(815,991)
Sale of clay samples	- 0 -		3,750	- 0 -	3,750	10,943
Refund of insurance premium	(2,531)		6,370	- 0 -	6,370	20,156
Gain on stock award forfeiture	- 0 -		- 0 -	- 0 -	145,000	145,000
Gain (loss) on revaluation
of stock awards	(97,000)		(19,000)	(98,000)	(36,000)	(270,500)
Net proceeds (expenses)
from legal settlement	- 0 -		- 0 -	- 0 -	28,547	(173,325)
Amortization of convertible
debt discount	(4,591)		- 0 -	(9,183)	(2,194)	(377,585)
Gain on settlement of debt	- 0 -		- 0 -	- 0 -	- 0 -	333,502
Other income (expense)	(1,479)		(293)	(7,520)	(293)	(5,906)
Total Other Income (Expense)	(230,562)		(73,402)	(371,588)	21,644	(1,131,796)

Loss from exploration stage,
before income taxes	(1,969,302)		(1,164,125)	(3,664,440)	(2,248,425)	(15,257,463)
Provision (benefit) for
income taxes	- 0 -		- 0 -	- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage
Before Discontinued Operations	(1,969,302)		(1,164,125)	(3,664,440)	(2,248,425)	(15,257,463)
Net income (loss) from
discontinued operations	(4,862)		(3,704)	(5,772)	234,678	53,382
Net loss from exploration stage
after discontinued operations	(1,974,164)		(1,167,829)	(3,670,212)	(2,013,747)	(15,204,081)
Net loss attributable to
the non-controlling interest	(1)		(6)	23	(13)	(23)

Net Loss Attributable to
Applied Minerals, Inc	$(1,974,165)		$(1,167,835)	$(3,670,189)	$(2,013,760)	$(15,204,104)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the three months ended		For the six months ended
	June 30		June 30
	2011	2010	2011	2010

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc.
common shareholders	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted Average Shares Outstanding
(basic and diluted)	74,254,258	67,273,239	71,648,777	68,045,625

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage)
	June 30		through
	2011	2010	June 30, 2011
Cash flows from operating activities:		(Restated)

Net loss	$(3,670,212)	$(2,013,747)	$(15,204,081)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	120,506	72,510	407,098
Amortization of deferred financing costs	9,183	- 0 -	12,244
Amortization of discount – PIK Notes	- 0 -	2,194	367,534
Issuance of PIK Notes in payment of interest	221,881	117,552	742,867
Stock issued for director and consulting services	91,294	15,000	173,623
Fair value of warrants and options
issued to consultants and directors	937,474	96,893	1,673,377
Loss on revaluation of stock awards	98,000	36,000	270,500
Gain on stock award forfeiture	- 0 -	(145,000)	(145,000)
Gain on disposition of assets	(1,000)	- 0 -	(4,523)
Loss on impairment of assets	- 0 -	2,270	62,019
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	40,240	(3,750)	(20,991)
Mining supplies inventory	3,503	(22,444)	- 0 -
Deposits and prepaids	(27,210)	25,994	76,358
Increase (Decrease) in:
Accounts payable and accrued expenses	26,878	181,337	198,058
Net cash used by discontinued operations	3,710	3,825	608,401
Net cash used by operating activities	(2,145,753)	(1,631,366)	(10,782,516)

Cash flows from investing activities:
Purchases of land improvements	- 0 -	- 0 -	(72,923)
Purchases of equipment and vehicles	(154,252)	(55,014)	(336,936)
Proceeds from sale of assets	1,000	100,000	151,000
Net cash provided by discontinued operations	- 0 -	- 0 -	434,670
Net cash provided by investing activities	(153,252)	44,986	175,811

Cash flows from financing activities:
Payments on notes payable	(126,212)	(62,214)	(438,833)
Payments on leases payable	(92,190)	(26,159)	(345,228)
Proceeds from insurance settlement	- 0 -	- 0 -	115,000
Proceeds from notes payable	- 0 -	- 0 -	124,129
Proceeds from PIK notes payable	- 0 -	1,500,000	9,600,000
Proceeds from sale of common stock	4,385,000	- 0 -	4,385,000
Payments for legal settlement	- 0 -	(170,000)	(170,000)
Net cash used by discontinued operations	- 0 -	(8,928)	(56,431)
Net cash provided by financing activities	4,166,598	1,232,699	13,213,637

Net increase (decrease) in cash	1,867,593	(353,681)	2,606,932
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001
Cash and cash equivalents at end of period	$3,509,933	$1,231,185	$3,509,933
The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
					For the Period
					January 1, 2009
					(Beginning of
	For the six months ended				Exploration Stage)
	June 30				through
	2011		2010		June 30, 2011

Cash Paid For:
Interest		$28,602		$16,322	$57,082
Income Taxes		$160	$	- 0 -	$710

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock		$1,587,638		$2,343,922	$8,141,059
Equipment financed on lease	$	- 0 -		$197,000	$197,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The interim financial statements as of June 30, 2011, and for the periods ended June 30, 2011 and 2010, and cumulative from inception of the exploration stage through June 30, 2011, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of June 30, 2011 and the results of its operations and its cash flows for the periods ended June 30, 2011 and 2010, and cumulative from inception of the exploration stage through June 30, 2011.  These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Applied Minerals, Inc. (“The Company”) has incurred material recurring losses from operations.  At June 30, 2011, the Company had aggregate accumulated deficits prior to and during the exploration stage of $35,213,600, in addition to limited cash and unprofitable operations.  For the six months ended June 30, 2011 and 2010, the Company sustained net losses before discontinued operations of $3,664,440 and $2,248,425, respectively.  For the three months ended June 30, 2011 and 2010, the Company sustained net losses before discontinued operations of $1,969,302 and $1,164,125, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain generate revenue and cash flow to meet its obligations on a timely basis and/or management’s ability to raise financing through the sale of equity and/or the disposition of certain non-core assets.  If successful, this will mitigate the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Operating results for the six months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The consolidated financial information as of December 31, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2010.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company owns the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho, and the Dragon Mine, a halloysite clay property located in Juab County, Utah.  The Company is currently focused on the commercialization of the Dragon Mine property while actively seeking to dispose of the idle Atlas Mine property.

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

Level 1 – quoted prices in active markets for identical assets and liabilities
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 – unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at June 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long-term notes payable approximate fair value.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At June 30, 2011 and 2010, all costs associated with the Company's mine have been expensed.

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

Restatements
Certain amounts in the 2010 financial statements have been restated to conform to the 2011 presentation to more appropriately account for expenses related to deferred financing costs.  This restatement had no effect on previously reported results of accumulated deficit.

NOTE 4 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at June 30, 2010 and December 31, 2010 attributed to the discontinued operation are as follows:

	June 30,	December 31,
	2011	2010
Property and equipment	$445,180	$450,042
Total assets from discontinued operations	$445,180	$450,042

Liabilities at June 30, 2011 and December 31, 2010 attributed to the discontinued operations are as follows:

	June 30,		December 31,
	2011		2010
Accounts payable and accrued liabilities	$	- 0 -	$1,152
Total liabilities from discontinued operations	$	- 0 -	$1,152

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Income (loss) after discontinued operations for the three and six months ended June 30, 2011 and 2010 was calculated as follows:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2011		2010		2011		2010

Revenues from discontinued operations	$	- 0 -	$	- 0 -	$	- 0 -	$	- 0 -
Cost of goods sold		- 0 -		- 0 -		- 0 -		- 0 -
General and administrative expenses		(4,862)		(3,704)		(5,772)		(10,829)
Collection of previously recorded bad debt		- 0 -		- 0 -		- 0 -		245,507
Loss on disposal of assets		- 0 -		- 0 -		- 0 -		- 0 -
Loss on impairment of assets		- 0 -		- 0 -		- 0 -		- 0 -
Income (loss) from discontinued operations		(4,862)		(3,704)		(5,772)		234,678
Income tax liability		- 0 -		- 0 -		- 0 -		- 0 -
Net income (loss) from discontinued operations		$(4,862)		$(3,704)		$(5,772)		$234,678

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 150,000 shares in total to an Executive Vice President as part of his employment agreement.  These shares have not been issued and are recorded as a liability on the balance sheet entitled stock awards payable.  The Company reviews the value of the stock award payable and adjusts the carrying value to the market based on the closing price of the Company’s common stock on the last day of the quarter.  Any adjustment made to the carrying value of the stock award is recorded as a gain or loss on revaluation of stock awards.

For the three months ended June 30, 2011, the Company realized a loss on the revaluation of the remaining stock award.  For the six months ended June 30, 2011, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at June 30, 2011 and December 31, 2010 were $178,000 and $80,000, respectively.

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

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in October 2010 cannot be converted by the Company for one year from the date of issuance

During the six months ended June 30, 2011, PIK Notes representing principal and accrued interest of $1,654,725 were converted by the Company into 1,654,725 shares of the Company’s common stock.

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs are being amortized over the term of the debt.  The Company amortizes the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs are immediately expensed.  During the six months ended June 30, 2011, total expense related to deferred financing costs was $9,183.  As of June 30, 2011 and December 31, 2010, there was $137,756 and $146,939, respectively of deferred financing costs remaining on Convertible PIK Notes.

Mandatory Conversion
In May 2011, the Company mandatorily converted the May 2010 convertible debt and unpaid interest.  Upon conversion, 1,654,725 shares of the Company’s common stock were issued for the conversion of the notes.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At June 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At June 30, 2011 and December 31, 2010, 75,667,789 and 69,704,393 shares were issued and outstanding, respectively.

During the six months ended June 30, 2011, the Company issued a total of 100,301 shares of restricted, common stock to directors and consultants as payment of fees.  The value of such was recorded at $89,344.  During the six months ended June 30, 2011, a warrant holder received 5,570 shares of the Company’s common stock through a cashless exercise for consulting fees valued at $1,950.  Also during the six months ended June 30, 2011, the Company sold a total of 4,212,500 shares of common stock at pricing between $1.25 and $1.53 per share, collecting a total of $4,385,000.  A portion of these shares were purchased by a related party (See Note 10).

Pursuant to the disclosure requirements set forth under GAAP, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners, and the effect of the changes in the equity attributable to the Company.

Non-controlling Interest
The Company applied non-controlling interest accounting for the period ended June 30, 2011, which requires it to clearly identify the non-controlling interest in the balance sheets and statements of operations.  The Company discloses three measures of net income (loss): net income (loss) from discontinued operations, net income (loss) from exploration stage, and net income (loss) attributable to non-controlling interest.  The operating cash flows in the consolidated statements of cash flows reflect net loss.

Non-Controlling Interest
Beginning balance, December 31, 2010	$52,321
Net (loss) gain attributable to non-controlling interest	(5)
Ending balance, June 30, 2011	$52,316

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
The fair value of each of the Company’s stock warrant awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.  The significant assumptions relating to the valuation of the Company’s warrants for the six months ended June 30, 2011 were as follows:

2011

Dividend Yield	0%
Expected Life	5 – 10 years
Expected Volatility	100%
Risk Free Interest Rate	2.96%

A summary of the status and changes of the warrants are as follows:
	June 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	580,187		$0.84
Issued	727,379		$1.02
Exercised	(10,000)	$	(0.35)
Forfeited	- 0 -		- 0 -
Expired	- 0 -		- 0 -
Outstanding at June 30, 2011	1,297,566		$0.93
Exercisable at June 30, 2011	898,921

During the six months ended June 30, 2011, the Company granted 727,379 warrants to purchase the Company’s common stock with an average exercise price of $1.02.  Of the 727,379 warrants granted, 204,253 vested during the six months ended June 30, 2011, and the remaining 523,126 warrants will vest over nine months, or through March 31, 2012.  The intrinsic value of the outstanding warrants at June 30, 2011 was $1,085,975.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Warrants (continued)
A summary of the status of the warrants outstanding at June 30, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	90,000	3.75 years	$0.35	90,000	$0.35
$0.78	213,402	4.58 years	$0.78	88,918	$0.78
$0.80	264,668	4.50 years	$0.80	264,668	$0.80
$1.00	340,000	4.25 years	$1.00	340,000	$1.00
$1.15	461,340	9.75 years	$1.15	115,335	$1.15
	1,369,410			898,921

At June 30, 2011, the total compensation of $500,864 for unvested shares is to be recognized over the next 9 months on a weighted average basis.  Compensation expense of $364,381 has been recognized for the vesting of warrants to non-related parties in the accompanying statements of operations for the six months ended June 30, 2011.

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

The significant assumptions relating to the valuation of the Company’s options for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010

Dividend Yield	0%	0%
Expected Life	5 – 10 years	1.5 years
Expected Volatility	101 – 105%	120%
Risk Free Interest Rate	2.02 – 3.75%	0.4%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended June 30, 2011 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	7,593,277	$0.70
Granted	3,205,134	$0.83
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at June 30, 2011	10,798,411	$0.74
Exercisable at June 30, 2011	6,631,303

During the six months ended June 30, 2011, the Company issued 3,205,134 options to purchase the Company’s common stock with an average exercise price of $0.83.  Of the 3,205,134 options granted, 300,481 options will vest in four equal tranches, quarterly, and vesting began March 1, 2011.  The remaining 2,904,653 options granted will begin vesting January 1, 2012, and shall vest equally over twelve months.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Options (continued)
A summary of the status of the options outstanding at June 30, 2011 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65-$0.71	75,000	3.00 years	$0.69	75,000	$0.69
$0.70	7,358,277	8.25 years	$0.70	6,261,063	$0.70
$0.83	3,205,134	4.75 years	$0.83	150,240	$0.83
$0.90	100,000	4.25 years	$0.90	100,000	$0.90
$1.00	60,000	5.00 years	$1.00	45,000	$1.00
	10,798,411			6,631,303

At June 30, 2011, the total compensation of $1,776,711 for unvested shares is to be recognized over the next 1.50 years on a weighted average basis.

Compensation expense of $508,446 and $39,343 has been recognized for vesting of options for the three months ended June 30, 2011 and 2010, respectively.  Compensation expense of $937,474 and $96,893 has been recognized for vesting of options for the six months ended June 30, 2011 and 2010, respectively.  The intrinsic value of the outstanding warrants at June 30, 2011 was $11,209,866.

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

NOTE 10 – RELATED PARTIES

The Company is a related party to IBS Capital (“IBS”), an entity whose principal, David Taft, is a Company director.  During the six months ended June 30, 2011, IBS purchased 3,900,000 shares of the Company’s common stock for prices between $1.25 to $1.52 per share, for a total of $4,135,000.  In addition, IBS received $20,000 cash for director fees associated with Mr. Taft’s participation on the Company’s board of directors.  During the year ended December 31, 2010, the Company received $1,500,000 from IBS in exchange for convertible debt.  During the six months ended June 30, 2011, the Company issued 551,575 shares of its common stock to IBS in conjunction with the conversion of convertible debt issued in May 2010, along with related accrued interest.  In November 2010, the Company issued 349,287 shares of the Company’s common stock to IBS as part of a forbearance agreement related to the class action lawsuit as described below.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At June 30, 2011 and 2010, all costs associated with the Dragon Mine have been expensed.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue for the three months ended June 30, 2011 was approximately $18,700, compared to $0 generated during the same period in 2010.  The increase was due to the sale of Dragonite ™ to a customer for use as a reinforcing additive in plastic applications.

Gross profit for the three months ended June 30, 2011 was $6,809 compared to $0 in revenue generated during the same period in 2010.  The increase was due to the recognition of revenue for the period in 2011.

Total operating expenses for the three months ending June 30, 2011 were approximately $1,745,500 compared to approximately $1,090,700 of expenses incurred during the same period in 2010, an increase of $654,800 or 60.0%.  The increase was due primarily to a $174,800, or 37.6%, increase in exploration expense and a $482,300, or 77.4%, increase in general and administrative expense.

Exploration costs incurred during the three months ended June 30, 2011 were approximately $640,200 compared to approximately $465,400 of costs incurred during the same period in 2010, an increase of approximately $174,800, or 37.4%.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, the testing of which has indicated the presence of saleable clay mineral and an iron ore deposit.  The primary drivers of the increase in exploration costs were a $98,600, or 73.3%, increase in wage and wage-related expense due to an increase in the general activity of the Company’s workforce, the incurrence of $28,700 in equipment repair and maintenance expense, the incurrence of $17,500 in building and infrastructure maintenance expense, the incurrence of $16,000 in ground support expenses, a $15,900, or 42.5%, increase in depreciation expense related to an increase in equipment purchases, a $14,400, or 162.7%, increase in materials and supplies expense, a $10,200, or 49.6%, increase in utilities expense, and an $8,800, or 113.6%, increase in insurance expense, partially offset by an $18,200, or 72.1%, decline in equipment rental and lease expense, a $16,900, or 95.4%, decline in expendable drilling materials, and a $14,500, or 38.7%, decline in contract labor expense due to an increase in the hiring of permanent workers.

General and administrative expenses incurred during the three months ended June 30, 2011 totaled approximately $1,105,400 compared to approximately $623,100 of expense incurred during the same period in 2010, an increase of approximately $482,300 or 77.4%.  The increase was driven primarily by the incurrence of approximately $469,000 of expense related to the issuance of warrants and options as compensation to Material Advisors, LLC, certain directors and employees, and consultants, and the incurrence of $42,100 in wage expense due to the addition of a Chief Technology Officer, partially offset by a $14,900, or 28.2%, decline in shareholder–related expense and a $13,900, or 3.5%, decline in expenses related to professional services.  The decline in expenses related to professional services was driven by a $42,700, or 36.7%, decline in legal service-related expense due to a continued decline in the need for services of outside counsel, a $4,100, or 12.8%, decline in accounting and audit-related expense, partially offset by a $32,800, or 13.1%, increase in consulting expense due to an increase in the utilization of consultants for product development.  General and administrative expense includes approximately $250,000, which was paid to Material Advisors, LLC as part of the annual fee it is paid per the terms of a management agreement it has with the Company.  Of the amount paid to Material Advisors, LLC, approximately $131,300 was expended on the salaries of its partners and $118,700 was expended on expenses related to the management of the Company.

Net loss from exploration stage before discontinued operations for the three-month period ending June 30, 2011 was approximately $1,969,300 compared to a loss of approximately $1,164,100 incurred during the same period in 2010, an increase of approximately $805,200 or 69.2%.  The increase in the loss from exploration stage before discontinued operations was due primarily to a $174,800 increase in exploration expense (as previously described), a $482,300 increase in general and administrative expense (as previously described), a $78,000 increase in the loss on the revaluation of stock awards, a $60,800 increase in interest expense due to a higher average debt balance carried during the quarter, and a $9,000 decline in refund of insurance premium.

Net loss from discontinued operations for the three months ended June 30, 2011 was approximately $4,900 compared to a loss of $3,700 for the same period in 2010, an increase in net loss of approximately $1,200 or 32.4%.  The increase in net loss from discontinued operations was due primarily to a $4,900 impairment charge of certain discontinued assets recognized during the quarter, partially offset by the absence of $1,900 in property tax expenses and $1,800 in legal expense, both of which were incurred in the June 2010 quarter.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue for the six months ended June 30, 2011 was approximately $63,200, compared to $0 of revenue generated during the same period in 2010.  The increase was due to the sale of Dragonite ™ to two customers for use as a reinforcing additive in plastic applications.

Gross profit for the six months ended June 30, 2011 was approximately $30,200 compared to $0 of gross profit generated during the same period in 2010.  The increase was due to the recognition of revenue for the period in 2011.

Exploration costs incurred during the six months ended June 30, 2011 totaled approximately $1,311,000 compared to $994,600 of expense incurred during the comparable period in 2010, an increase of approximately $316,400 or 31.8%.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The increase in exploration costs was driven, primarily, by management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, the results of which have indicated the presence of saleable clay mineral and an iron ore deposit.  The primary drivers of the increase in exploration costs were a $201,000, or 79.2%, increase in wage expense related to an increase in the general activity of the Company’s miners, a $49,200, or 71.0%, increase in depreciation expense due to the purchase of additional equipment, a $36,600, or 219.7%, increase in equipment repair and maintenance expense, a $35,700, or 108.1%, increase in utility expense, the incurrence of $34,200 of explosive expense, the incurrence of $28,900 of building maintenance expense, the incurrence of $24,400 of ground support expense, a $23,500, or 254.7%, increase in materials and supplies expenditures, and the incurrence of $19,100 of electrical expense, all partially offset by a $79,800, or 27.6%, decrease in consulting expense related to a reduction in certain surveying work related to the Dragon Mine, and a $48,700, or 86.6%, decrease in shipping expenses.

General and administrative expense incurred during the six months ended June 30, 2011 totaled approximately $2,013,000 compared to approximately $1,273,200 of general and administrative expense incurred during the comparable period in 2010, an increase of approximately $739,800 or 58.1%.  The increase was driven primarily by an $840,800, or 767.1%, increase in the expensing of options issued to Material Advisors, LLC, certain directors and employees, and consultants, a $57,500, or 60.4%, increase in wage expense due to the addition of a Chief Technology Officer, all partially offset by a $105,800, or 13.2%, decline in professional services-related expense (driven primarily by a $106,400 decline in legal service-related expense due to a reduction in the need of outside legal counsel), a $32,400, or 38.1%, decrease in shareholder expense, and a $20,000 decrease in director expense due to the resignation of Morris Weiss in 2010.  General and administrative expense includes approximately $500,000, which was paid to Material Advisors, LLC as part of the annual fee it is paid per the terms of a management agreement it has with the Company.  Of the amount paid to Material Advisors, LLC, approximately $262,500 was expended on the salaries of certain of its partners and $237,500 was expended on expenses related to the management of the Company, which includes the salary of the Company’s Chief Financial Officer.

Net loss from exploration stage before discontinued operations for the six months ended June 30, 2011 was approximately $3,664,400 compared to a loss of $2,248,400 incurred during the comparable period in 2010, an increase of approximately $1,416,000 or 63.0%.  The increase in net loss of exploration stage before discontinued operations was due primarily to an approximately $316,400 increase in exploration expense (as previously described), an approximately $739,800 increase in general and administrative expense (as previously described), the absence of $145,000 related to a stock award forfeiture, the realization of a $28,500 net gain on the settlement of a lawsuit, a $6,400 insurance premium refund, and $3,800 of clay sample sales, all of which occurred in the June 2010 period, a $133,400 increase in interest expense, a $62,000, or 172.2%, increase in the loss recognized on the revaluation of a stock award, the incurrence of $7,500 of other expense, and a $7,000 increase in the amortization of a convertible debt discount, partially offset by $30,200 of gross profit from the sale of halloysite clay, the elimination of a $2,000 loss on the impairment of equipment and a $1,000 gain on the disposition of equipment.

Net loss from discontinued operations for the six months ended June 30, 2011 was approximately $5,800 compared to income of approximately $234,700 realized during the same period in 2010, a decline in net income of approximately $240,500.  The decline in net income from discontinued operations was due primarily to the collection, during the June 2010 period, of $245,000 of a receivable previously written off, partially offset by the incurrence of a write-off of $4,800 of certain assets associated with discontinued operations during the June 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through June 2011, our activities have been financed primarily through the sale of convertible debt and equity securities. During the six months ended June 30, 2011, we raised $4,385,000 of cash through the sale of common stock.  We may need to raise additional capital during the remainder of 2011, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt or the monetization of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations. At June 30, 2011, the Company had a total accumulated deficit of approximately $35,213,600.  For the six months ended June 30, 2011 and 2010, the Company sustained net losses from exploration stage before discontinued operations of approximately $3,664,400 and $2,248,400, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities during the six months ended June 30, 2011 was approximately $2,145,800 compared to $1,631,400 of cash used during the same period in 2010.  The $514,400 increase in cash used during the period was due primarily to an increase in the net loss realized of approximately $1,656,500, a $154,600 increase in cash used for the payment of accounts payable and the satisfaction of liabilities of discontinued operations, and the elimination of $2,300 related to the loss on the impairment of assets, partially offset by a $840,600 increase in the fair value of warrants and options issued to Material Advisors, LLC, certain directors and consultants, the elimination of a $145,000 gain related to a stock award forfeiture, a $104,300 increase in payment of non-cash PIK Note interest, a $74,300 increase in stock compensation granted to certain directors and consultants, a $62,000 increase in the loss related to the revaluation of stock awards, a $48,000 increase in depreciation expense, a $16,700 increase in cash resulting from the change in operating assets and liabilities, and a $9,200 increase in the amortization of deferred financing costs.

Cash used by investing activities during the six months ended June 30, 2011 was approximately $153,300 as compared to a generation of $45,000 of cash during the same period in 2010.  The $198,300 increase in cash used during the period was driven by a $99,300 increase in the purchase of equipment related to the continued development of the Dragon Mine property and a $99,000 decline in proceeds generated from the sale of assets.

Cash generated through financing activities during the six months ended June 30, 2011 was approximately $4,166,600 compared to $1,232,700 of cash generated during the same period in 2010.  The $2,933,900 increase in cash generated during the period was driven primarily through the sale of $4,385,000 of common stock to certain qualified investors, offset by the absence of the sale of $1,500,000 of PIK-Election Convertible Notes, which took place during the comparable period in 2010.

At June 30, 2011, the Company had, as part of its liabilities, approximately $3,250,800 face value of 10% PIK-Election Convertible Notes due 2018.

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

ITEM 4.                     CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of June 30, 2011, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. We have identified the material weakness as the untimely recording of certain invoices sent to the Company’s New York office, which, in turn, have had to be delivered to its Idaho office, which is responsible for processing all invoices.  We are in the midst of consolidating our back-office operations into our New York location, which, we believe, will eliminate the possibility of the untimely recording of invoices..  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of June 30, 2011 and December 31, 2010, and results of its operations and cash flows for the period ended June 30, 2011 and 2010, in conformity with United States generally accepted accounting principles (GAAP).

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

During the six months ended June 30, 2011, the Company issued 4,212,500 shares of its common stock in exchange for $4,385,000.

During the six months ended June 30, 2011, the Company issued 78,418 shares of its common stock to consultants for services valued at $71,433.

During the six months ended June 30, 2011, the Company issued 12,500 shares of its common stock as payment of a director’s fee valued at $20,000.

During the six months ended June 30, 2011, the Company issued 124,481 warrants to purchase common stock to a consultant for services valued at $30,000 using the Black-Scholes model.

During the six months ended June 30, 2011, the Company issued 461,340 warrants to purchase common stock to a consultant for services valued at $250,000 using the Black-Scholes model.

During the six months ended June 30, 2011, the Company issued 213,402 warrants to purchase common stock to an employee for compensation valued at $50,000 using the Black-Scholes model.

During the six months ended June 30, 2011, the Company issued 200,481 options to purchase common stock, valued at $50,000 using the Black-Scholes model, to a director for assuming the chairmanship of an executive committee.

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

APPLIED MINERALS, INC.

Dated: August 9, 2011	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 9, 2011	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer