Form 10-K/A
period 2010-12-30
Applied Minerals, Inc.
filed 2011-10-07
CIK 8328

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2011 , based on the last sales price on the OTC Bulletin Board on that date, was approximately $ 98,405,490 .  The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of September 30, 2011 was 75,696,531 .

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

APPLIED MINERALS, INC. AND SUBSIDIARY
YEAR 2010 ANNUAL REPORT ON FORM 10-K /A

PREFATORY NOTE

Applied Minerals, Inc. (the “Company”) is filing this form 10-K/A (Amendment No. 1) to include in its Annual Report on Form 10-K for the year ended December 31, 2010 the reclassification of debt discount to deferred financing and the reclassification of other liabilities to long-term liabilities.  The Company filing this form 10-K/A (Amendment No. 1) to include correct certifications required by Rule 13a-14(a).

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

In 2001 we leased and then, in 2005, acquired a 100% ownership interest in the Dragon Mine for $500,000 in cash.  The Dragon Mine is a halloysite clay property located in Juab County, Utah ( Tintic Mining Distric ). The Company purchased the Dragon Mine for the purpose of mining and marketing the unique chemical and morphological characteristics of the clay to a number of advanced application markets

DRAGON MINE

The Dragon Mine, to our knowledge, is the only source of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  The property is located in the Tintic District of Utah, covering approximately 2 3 0 acres of fully owned land with mining permits for extraction of minerals. The property consists of 38 patented and six unpatented mining claims located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Base Meridian.  The Company pays approximately $800 in annual maintenance fees to the U.S. Department of Interior Bureau of Land Management to keep its unpatented claims active.  The BLM Claim Numbers are: UMC385543, UMC 385544, UMC394659, UMC394660, UMC408539, and UMC408540.   Formation of the Dragon Mine property is attributed to the alteration of fine clay sediments that accumulated on what was then a shallow sea floor over 600 million years ago.  From 1949 through 1976, Filtrol Corporation operated the Dragon Mine on a contracted basis for the property’s owner at the time, a subsidiary of Anaconda Mining Company.  According to certain mining-related records, Filtrol mined approximately 1.35 million tons of clay from the Dragon Mine for use as an input of a petroleum-cracking catalyst product.  The mine was idle from 1977 until it was leased by the Company beginning in 2001.  The Company eventually purchased a 100% interest in the property in 2005 for $500,000 in cash .   Currently, the Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine.   The current management of the Company hired geologist Dr. Ian Wilson who has supervised an extensive drilling program and continues to explore underground areas of the Dragon property including, but not limited to, two mines developed by prior operators as well as one area that had previously remained unexplored. Dr. Wilson has supervised our drilling program and has played a critical role in classifying the mineralization of the Dragon Mine property, which is essential to the successful commercialization of the mine’s deposit.  Dr. Wilson is a member of iom 3 (Institute of Materials, Minerals and Mining of the UK).   As of the date of this report, an above-ground area covering approximately 11.5 of the Dragon Mine’s 230 acres have been explored.  The extraction of material from certain targeted areas of this resource is in progress.  The Company applied for and was granted a large mining permit in early 2011 for which it will be required to post a reclamation surety bond.  The Company expects to post the required surety bond in May 2011.   To date the Company has completed underground work to the 300’ level of the eastern portion of its property from where it is currently extracting halloysite clay.  The Company explores underground and mines its clay mineral utilizing traditional methods and equipment and expends the necessary resources to maintain Mining Heath and Safety Act (MSHA) compliance.  From our drilling activity we have sampled certain cores by engaging a leading UK-based geological consulting organization to identify the chemical composition of our mineral and classify its purity levels, the results of which are used, in part, to map our property.  All quality control and quality assurance protocols utilized as part of our exploration program have been developed by this third-party organization.  Analytical equipment used to classify the mineral mined at the mine includes, but is not limited to, a Scanning Electron Microscope (SEM), and XRD and XRF machines.

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

The Company has spent significant resources on the exploration of its Dragon Mine property.  The results of an extensive drilling program supervised by the Company’s consulting geologist has identified what is believed to be a sufficient amount of clay material, both underground and on the surface of the property, to support a commercial operation.  The clay mineral identified at the Dragon Mine has been classified by level of purity.  The Company will not be able to refer to the mineral found in its Dragon Mine property as a “reserve” until it can demonstrate the deposit is economically viable.  As the Company continues to sell its halloysite clay products into existing and developing markets, it will revisit the possibility of classifying its deposit as a reserve.   Currently, the property is without known reserves and our drilling program is exploratory in nature.  During the last twelve months, the Company produced approximately 650 tons of halloysite clay and 7,500 tons of iron ore.  The halloysite clay produced during this period has been used to supply certain customers and provide samples to potential customers at different stages of product development utilizing our material.  We are in the process of mining and storing iron ore present on our property while we determine the best way to monetize the mineral.

We have completed our initial exploration program, the details of which were provided as part of a resource statement disclosed on April 13, 2011 and located on our website at www.appliedminerals.com/site/the-dragon-mine .  We believe we have identified the presence of enough halloysite and iron ore at the Dragon Mine to move forward with a commercialization of each mineral.  We are contemplating further exploration of the Dragon Mine property.

Our exploration expenses for the twelve months ending December 31, 2010 and 2009 were $2,307,202 and $1,299,753 respectively, on the halloysite clay project.   Since January 1, 2009, the date on which the Company’s current exploration program of the Dragon Mine began, approximately $3.6 million has been expended on exploration-related activities.  We expect our exploration costs for the fiscal years ended December 31, 2011 and December 31, 2012 to approximate that which we incurred during the fiscal year ended December 31, 2010.  These costs, however, will represent expenditures more closely related to the extraction of halloysite clay and iron than to exploratory drilling.  At this moment we are unable to identify the total costs that will be incurred to complete the exploration of the Dragon Mine property.

We believe the physical plant and equipment utilized at the Dragon Mine are satisfactory condition to continue our current mining activity.  The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs.  Currently, our physical plant includes, but is not limited to, a processing mill, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground.  Our mining equipment includes, but is not limited to, a road header, an underground drill, a Scooptrams, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground.  There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own.  The Company uses diesel fuel as it primary source of power and has water transported to the property from an external source.  The property has sufficient access roads to enable the transportation of materials and products.

ATLAS MINE

The Company owns a 100% interest in the Atlas Mine, which consists of approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. The property is divided in to the following five tracts: Atlas Mine, Sierra Trapper Creek, Aulbach – Section 6 & 7, Sierra Silver, Woodland Park and 9 Mi., Sierra Hardscrabble, and L&M Claims.  We pay approximately $1,300 to keep certain claims related to these properties active.  The Company was originally incorporated to pursue silver mining activities on the Atlas mine property.  The property has been idle since the early 1980’s.  At the present moment, we do not consider this property material and have classified it as an asset held-for-sale.  We are exploring ways in which to monetize this property.  Currently, the property is without known reserves.

SAMPLING

From our drilling activity we have sampled certain cores by engaging a leading UK-based geological consulting organization to identify the chemical composition of our mineral and classify its purity levels, the results of which are used, in part, to map our property.  All quality control and quality assurance protocols utilized as part of our exploration program have been developed by this third-party organization.  Analytical equipment used to classify the mineral mined at the mine includes, but is not limited to, a Scanning Electron Microscope (SEM), and XRD and XRF machines.  Our consulting geologist, Dr. Ian Wilson, overseas our relationship with the firm that provides us these services.

PROCESSING

The Company has a dry-process facility at its Dragon Mine property with which it is able to process the material from the underground areas of the Dragon Mine.  Additionally, the Company has a tolling agreement with KaMin Performance Minerals, LLC, utilizing a wet process technology, to commercialize the material from the waste piles.  The dry-process facility at the Dragon Mine includes, but is not limited to, a KDS Micronex, an air-powered jet mill, a dust capture system and a bagging system.  As the Company moves closer to full commercialization of its Dragon Mine property, it will assess the capacity potential of its current process facility and make the necessary capital investment to meet the expected demand of its product.

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

The utilization of a higher cost resin will reduce the profitability of the component and the use of a filler often degrades the impact resistance of the component.  We have found that the utilization of Dragonite-HP at loadings of 1.0% - 2.0% by weight allows a manufacturer to both avoid the use of a more expensive resin while increasing mechanical properties, such as strength and modulus (a measure of elasticity), of an engineered plastic component without sacrificing impact resistance.  When looking to reduce the cost and weight of a component through the partial replacement of resin with traditional fillers, a manufacturer must frequently accept a certain level of degradation of the mechanical properties of the component to achieve such cost savings and weight reduction.  We have found the utilization of Dragonite-HP at loadings of 1.0% - 2.0% by weight enables a manufacturer to reduce both the resin-related cost and weight of a plastic component without have to accept a decline in mechanical properties.  We have also found that Dragonite-XR, at relatively high loading rates by weight, not only improves certain mechanical properties without impairing impact resistance but also adds fire retardant characteristics to the polymer.

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

Total operating expenses for the twelve months ended December 31, 2010 were $4,807,516 versus $ 6,025,299 for the comparable period in 2009, a decrease of $1,217,783 or approximately 20.7%.  The decrease was driven by a $2,193,567, or 46.8%, decline in general and administrative expense and a $28,962, or 69.0%, decline in the loss on impairment of equipment, partially offset by a $1,007,449, or 77.5%, increase in exploration expense.

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

General and administrative costs for the twelve months ended December 31, 2010 were $2,490,347, versus $4,683,914 in the comparable period in 2009.  The 46.8% decrease was driven primarily by a $1,655,000 decline in legal fees, a $335,000 decrease in consulting fees related to product development, and a $118,000 decline in corporate payroll-related expense.  The decline in legal expense was driven primarily by the elimination of certain legal services related to becoming SEC-compliant with our financial reporting, settling a class action lawsuit and filing documents related to the registration of stock.   Total legal expenses for 2009 and 2010 were $2,054,095 and $370,763, respectively.  During the year 2009, we spent approximately $1.8 million on legal matters related to the resolution of an SEC investigation into the actions of the Company’s previous management, the resolution of a class action lawsuit filed against the Company, and general corporate matters including, but not limited to, bringing the Company into full reporting compliance with the SEC, drafting and filing the 2009 Proxy Statement, and drafting and filing the Form S-1 to register the sale of certain securities  During the year 2010, we spent approximately $310,000 on general corporate matters related to review of financial reports and related SEC filings, drafting and filing our 2010 Proxy Statement, and the drafting and filing of Form S-1 to register the sale of certain securities.  The remainder of legal expenses in 2010 was related to the filing of certain patents (approximately $30,000) and fees related to mediation with one of our law firms (approximately $20,000).   We expect legal fees incurred in 2011 to be lower than those incurred in 2010 as the Company continues to reduce its reliability on outside legal counsel.   During 2010 and 2009, the Company paid a management fee of $1.0 million to Material Advisors, LLC to provide the Company services customarily provided by senior management including, but not limited to, the services of the Chief Executive Officer.  Of the $1.0 million paid to Material Advisors, LLC, approximately $559,500 was spent on compensation and benefits for the managerial personnel provided to the Company and approximately $440,500 was spent on costs related to the business such as marketing, travel, entertainment, the renting and equipping of a corporate office in New York, N.Y., and the salary and benefits associated with providing the Company a Chief Financial Officer.

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

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2010   our activities have been financed primarily through the issuance of convertible debt (PIK Notes ) as needed .  Our current asset and debt structure is explained below.  We will likely need to raise additional capital in 2011 through the sale of equity and the disposal of certain non-core assets to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities and/or the assumption of debt, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

Our total assets as of December 31, 2010 were $ 4,215,123 compared to $4,005,308 as of December 31, 2009, or an increase of $ 209,815 .  For the year ended December 31, 2010, the Company increased its current assets by $149,883 primarily through the raising of cash through the sale of $4.55 million of 10% PIK-Election Convertible Notes due 2018 and reduced its long-term assets by $9,500 through a $271,500 increase in property and equipment (through the transfer of assets from held for sale to operations, and then impaired to market value), and an increase in deferred finance costs, net of amortization of $ 146,939 , partially offset by the transfer of approximately $428,000 of assets-held-for-sale back to operations .

Total liabilities were $ 5,776,469 at December 31, 2010 compared to $3,694,704 at December 31, 2009.  Current liabilities were $ 721,456 at December 31, 2010 versus $ 1,437,399 at December 31, 2009.  The $ 715,943 decrease was due primarily to a $781, 402 decrease in accounts payable and accrued liabilities resulting from a pay down of $480,000 payables related to a third-party processor and other vendors, the write-down of approximately $300,000 of accrued legal expenses, and the reduction in a stock award payable of $123,000, partially offset by a $ 133,447 increase in notes payable related to the structuring of a mediated settlement agreement of legal expenses and a $ 152,266 increase in leases payable related to the financing of additional equipment.  Long-term liabilities totaled $ 5,055,013 at December 31, 2010 compared to $ 2,257,305 at December 31, 2009.  The $ 2,449,151 increase was due primarily to a $ 361,295 increase in notes payable due to the structuring of a mediated settlement related to accrued legal expenses and a $ 2,449,151 increase in outstanding 10% PIK-Election Convertible Notes due 2018 related to the sale of $4,550,000 million of 10% PIK-Election Notes due 2018 during 2010, partially offset by the conversion of approximately $2,100,000 of 10% PIK-Election Notes due 2018.

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

Cash flows used by operating activities for the twelve months ended December 31, 2010 was $4,182, 011 compared to $4,454, 752 for the same period in 2009, a decrease of $272, 741 .  This decrease in the use of cash was driven by a $1,316,333 decline in cash loss, partially offset by a $234,782 decline in cash generated from the change in operating assets and liabilities, a $440,132 decline in cash generated from the change in accounts payable and accrued liabilities, and a $368,669 decline in cash generated from discontinued operations.

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

Cash flow from financing activities for the twelve months ended December 31, 2010 was $4,217, 818 compared to $4,829, 221 for the same period in 2009, a difference of $611, 403 .  The decline is cash generated from financing activities was due primarily to a $500,000 decline in proceeds generated through the sale of PIK Notes, a $170,000 payment to a former executive related to the forfeiture of stock, and a $124,129 decline in proceeds generated through creation of notes payable, partially offset by the receipt of a $115,000 insurance settlement.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the current disclosure controls and procedures as of December 31, 2010 were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.   The primary weakness identified by management is the untimely recording of certain invoices that were not delivered by vendor or service providers directly to the Idaho office, which is where accounts payable are currently processed.  We are in the beginning stages of consolidating all aspects of the accounting function of the company to our offices in New York, which, we believe, will greatly mitigate the possibility of the untimely recording of invoices.

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

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was a change identified in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  One change recently implemented involved requesting that a number of our vendors send all invoices to our Idaho office, where all such documentation is processed, rather than to our New York office.  The successful implementation of this request will greatly reduce the possibility of an invoice being sent to New York and, possibly, failing to be properly recorded.  The Company continues to identify ways in which it can improve controls to ensure all invoices received by the New York and Utah locations are forwarded to the Idaho office in a timely manner and identify controls to ensure that the accounting function is informed of services or goods received before period end but not yet invoiced.

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

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009	F-7

Consolidated Statements of Cash Flows for Years Ended December 31, 2010 and 2009	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) (exploration stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, consolidated stockholders’ equity (deficit), and consolidated cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (January 1, 2009) through December 31, 2010.  Applied Minerals, Inc. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Minerals, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (January 1, 2009), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has an accumulated deficit from operations and a net deficiency in working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP
/s/PMB Helin Donovan, LLP

Spokane, WA
March 31, 2011, except Note 13, which is dated October 7, 2011

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(Restated)	(Restated)
Current Assets
Cash and cash equivalents	$1,642,340	$1,584,866
Accounts receivable	61,275	- 0 -
Mining supplies inventory	3,503	- 0 -
Investments – available for sale	- 0 -	5,565
Deposits and prepaids	178,738	145,542

Total Current Assets	1,885,856	1,735,973

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	164,758	94,029
Buildings	432,997	445,197
Mining equipment	588,523	432,670
Milling equipment	333,483	98,047
Laboratory equipment	67,728	67,728
Office furniture and equipment	27,419	37,522
Vehicles	75,013	75,163
Less: Accumulated depreciation	(481,364)	(382,753)

Total Property and Equipment	1,732,286	1,391,332

Other Assets
Assets held for sale	450,042	878,003
Deferred financing cost	146,939	- 0 -

Total Other Assets	596,981	878,003

TOTAL ASSETS	$4,215,123	$4,005,308

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(Restated)	(Restated)
Current Liabilities
Accounts payable and accrued liabilities	$266,139	$1,047,541
Liabilities from discontinued operations	1,152	98,406
Stock awards payable	80,000	203,000
Current portion of notes payable	206,209	72,762
Current portion of leases payable	167,956	15,690

Total Current Liabilities	721,456	1,437,399

Long-Term Liabilities
Long-term portion of notes payable	361,295	- 0 -
Long-term portion of leases payable	10,094	22,832
Convertible debt (PIK Notes), net of amortizable discount	4,683,624	2,234,473

Total Long-Term Liabilities	5,055,013	2,257,305

TOTAL LIABILITIES	5,776,469	3,694,704

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 69,704,393 and
69,781,351 shares issued and outstanding
at December 31, 2010 and 2009, respectively	69,704	69,781
Additional paid-in capital – common stock	29,860, 041	26,965, 508
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(11,533,915)	(6,766,200)
Accumulated other comprehensive loss	- 0 -	(1,327)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	(1,613, 666)	258, 266
Noncontrolling interest	52, 320	52, 338

Total Stockholders’ Equity (Deficit)	(1,561,346)	310,604

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$4,215,123	$4,005,308

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements Of Stockholders’ Equity (Deficit)
For the years ended December 31, 2010 and 2009

	Common Stock			Accumulated	Accumulated	Other		Total
				Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance,
January 1, 2009	59,215,628	$59,216	$22,096,327	$(20,009,496)	$ - 0 -	$(1,466)	$52,415	$2,196,996

Shares issued for
directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common
stock for conversion
of debt including
accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of
convertible debt
discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock
options and warrants
issued to directors
and consultants	--	--	401,234	--	--	--	--	401,234

Net change in un-
realized gain on
available for sale
securities	--	--	--	--	--	139	--	139

Change in non-
controlling interest	--	--	--	--	--	--	(77)	(77)

Net Loss	--	--	--	--	(6,766,200)	--	--	(6,766,200)

Balance,
December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for
directors fees and other services	81,911	82	64,997	--	--	--	--	65,079

Issuance of common
stock for conversion
of debt including
accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Fair value of stock
options and warrants
issued to directors
and consultants	--	--	334,669	--	--	--	--	334,669

Shares issued to
related parties relating
to forbearance
agreement	427,714	428	320,358	--	--	--	--	320,786

Shares canceled from
forfeiture agreed upon
in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-
controlling interest	--	--	--	--	--	--	(18)	(18)

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)

Balance,
December 31, 2010	69,704,393	$69,704	$29,860, 041	$(20,009,496)	$(11,533,915)	$ - 0 -	$52, 320	$(1,561,346)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
				For the Period
				January 1, 2009
				(Beginning of
				Exploration
				Stage)
	For the year ended			Through
	December 31,			December 31,
	2010	2009		2010
Cash flows from operating activities:	(Restated)	(Restated)		Restated
Net loss	$(4,767, 697)		$(6,766, 172)	$(11,533, 869)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	162,859		123,733	286,592
Amortization of deferred financing costs	3,061		- 0 -	3,061
Amortization of discount – PIK Notes	2,194		365,340	367, 534
Issuance of PIK Notes in payment of interest	238,399		282,587	520,986
Stock issued for director fees and consulting services	65,079		17,250	82,329
Fair value of warrants and options issued to consultants and directors	334,669		401,234	735,903
Loss on revaluation of stock awards	22,000		150,500	172,500
Gain on disposition of equipment	(3,113)		(410)	(3,523)
Loss on impairment of assets	19,977		42,042	62,019
Gain on forfeiture of stock award	(145,000)		- 0 -	(145,000)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(61,275)		44	(61,231)
Mining supplies inventory	(3,503)		- 0 -	(3,503)
Deposits and prepaids	(33,196)		136,764	103,568
Increase (Decrease) in:
Accounts payable and accrued expenses	(134,476)		305,656	171, 180
Net cash used by discontinued operations	118,011		486,680	604,691
Net cash used in operating activities	(4,182, 011)		(4,454, 752)	(8,636, 763)

Cash flows from investing activities:
Purchases of land improvements	(70,729)		(2,194)	(72,923)
Purchases of equipment and vehicles	(60,104)		(122,580)	(182, 684)
Proceeds from the sale of assets	150,000		- 0 -	150,000
Net cash provided by discontinued operations	2,500		432,170	434,670
Net cash provided by used in investing activities	21,667		307,396	329,063

Cash flows from financing activities:
Payments on notes payable	(145,418)		(167,203)	(312,621)
Payments on leases payable	(131, 764)		(121, 274)	(253,038)
Proceeds from insurance settlement	115,000		- 0 -	115,000
Proceeds from notes payable	- 0 -		124,129	124,129
Proceeds from PIK notes payable	4,550,000		5,050,000	9,600,000
Payments for the forfeiture of stock	(170,000)		- 0 -	(170,000)
Net cash used by discontinued operations	- 0 -		(56,431)	(56,431)
Net cash provided by financing activities	4,217, 818		4,829, 221	9,047, 039
Net increase in cash	57,474		681,865	739,339
Cash and cash equivalents at beginning of period	1,584,866		903,001	903,001
Cash and cash equivalents at end of period	$1,642,340		$1,584,866	$1,642,340

Cash Paid For:
Interest	$10,893		$17,587	$28,480
Income Taxes	$550	$	- 0 -	$550

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Conversion of debt and accrued interest to common stock	$2,343,922		$4,095,921	$6,439,843
Equipment financed on lease	$197,000	$	- 0 -	$197,000

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc., (“the Company”) owns the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho, and the Dragon Mine, a halloysite clay property located in Juab County, Utah.   The Company discontinued its contract mining operation on December 31, 2008, and, thus, changed its planned principal operation to development and exploration of its mining property located in Utah on January 1, 2009, thus taking the Company to the exploration stage at that date.   The Company is currently focused on the commercialization of the Dragon Mine property while actively seeking to dispose of the idle Atlas Mine property.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2010 and 2009 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long - term notes payable approximate fair value.

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
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Assets
Long-lived assets are carried at cost when reported in continuing operations.  Long-lived assets held for sale are measured at the lower of carrying amount or fair value less cost to sell.   Long-lived assets, whether reported in continuing operations or as a component of assets held for sale, are reviewed periodically for impairment.  Impairment of long-lived assets in continuing operations occurs only if the carrying amount exceeds fair value and is not recoverable.  Impairment of long-lived assets held for sale occurs when the carrying amount exceeds fair value, less cost to sell.

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

Non-Controlling Interest
The Company owns 53% of the outstanding stock of Park Copper and Gold Mining Company Limited (“Park Copper”), an Idaho corporation that holds several patented and unpatented mining claims near or adjacent to the Company’s property in North Idaho.  The financial information related to Park Copper is consolidated into the Company’s financial statements, which includes an accounting for non-controlling interest.

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
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restatements
Accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  An exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  The Company has restated its December 31, 2010 and 2009 financial statements for corrections of errors. (See Note 13.)

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

NOTE 5 – STOCK AWARD PAYABLE

Robert Dumont and John Gaensbauer, certain former executives of the Company, were granted, upon signing of employment agreements, stock awards of 250,000 shares and 100,000 shares, respectively, which were to vest immediately.   At the time of the grants, there were not enough authorized, unissued and available shares necessary to issue the above referenced shares to Messrs. Dumont and Gaensbauer.  When the Company’s authorized share amount was increased in October 2008, the Company and certain members of its former management team, including Mr. Dumont, were defendants in a class action filed by the Company’s shareholders.  Given the ongoing class action, the Company was uncertain whether it would have to ultimately issue shares to Messrs. Dumont and Gaensbauer, settle such stock grants in cash, or rescind the stock grants.  As such the Company recorded the stock grants as liabilities and revalued them accordingly at the end of each period.

In January 2010, as part of a settlement of a class action lawsuit, the former CEO forfeited all rights to his stock awards as part of the final settlement offer.  Therefore, the value of his stock award was written down to $0, creating a gain on stock award forfeiture of $145,000.

For the year ended December 31, 2010, the Company realized a loss on the revaluation of the remaining stock awards totaling $22,000, as compared to a loss for the year ended December 31, 2009 totaling $150,500.  At December 31, 2010 and 2009, the value of all outstanding stock awards was $80,000 and $203,000, respectively.  At December 31, 2010, the remaining stock award granted to Mr. Gaensbauer ha d not been issued.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 - NOTES AND LEASES PAYABLE

NOTES PAYABLE
Notes payable are detailed in the following schedules as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Note payable to legal firm due in monthly installments including interest at 10%. The note matures in March 2014.	$497,699	$ - 0 -

Note payable to two insurance companies due in monthly installments, including interest at 3% and 5.90%, respectively. The notes mature in July 2011 and May 2010, respectively.	69,805	72,762

Convertible debt (PIK Notes), net of applicable discounts, payable to multiple note holders, at an annual interest rate of 10%. The notes mature in December 2018. (See Note 7)	4,683,624	2,234,473

Total Notes Payable	5,251,128	2,307,265
Less: Current Portion	(206,209)	(72,762)

Total Long-Term Liabilities	$5,044,919	$2,234,473

The following is a schedule by year of the future minimum note payments as of December 31, 2010:

2011	$206,209
2012	150,832
2013	166,776
2014	43,687
Thereafter	4,683,624
Total Note s Payable	$5,251,128

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 25, 2010, the Company sold $10,600,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at a fixed conversion rate of between $0.35 and $1.00 per share , with the conversion rates at the time of the issuance of the notes being   equal to the market price of the Company’s common stock . .   In the cases in which the effective conversion price of a note issued as an interest payment is lower than the market price of the Company’s common stock, a beneficial conversion feature is recognized and the intrinsic value of the beneficial conversion feature is recorded as a discount on the note and amortized to interest expense over the life of the note.   The notes bear nominal interest at the rate of 10% (or an effective interest rate of 10.25%) per annum payable (including by issuance of additional in - kind notes) semi-annually in arrears on June 15th and December 15th of each year, commencing June 15, 2009.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional Convertible Notes.  If the interest payment is converted into Convertible Notes, the terms of the notes emulate the originally issued Convertible Note.   The Convertible Notes are notes whereby the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in either a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).

Book Value of Convertible Debt (PIK Notes)
The value of the convertible debt (PIK Notes) shown on the face of the balance sheet is net of amortizable discount and is calculated as follows:

	December 31, 2010	December 31, 2009

Face value of convertible debt	$4,683,624	$2,236,667
Less: amortizable discount	- 0 -	(2,194)
Net Convertible Debt (PIK Notes)	$4,683,624	$2,234,473

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in May and October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued both in May 2010 and in October 2010 may not be converted by the Company for one year from the date of issuance.

Deferred Financing Costs
In connection with the convertible debt issued during 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs are being amortized over the term of the debt.  The Company amortizes the deferred financing costs, straight-line over the life of the debt.  In the event of conversion before note maturity, any remaining costs are immediately expensed.  During the year ended December 31, 2010, total expense related to deferred financing costs was $3,061.  As of December 31, 2010, there was $146,939 of deferred financing costs remaining on Convertible PIK Notes.

Amortizable Discount
In connection with the issuance of convertible debt in October 2009, the Company recorded an amortizable discount totaling $365,341 related to the beneficial conversion feature of the notes. During the years ended December 31, 2010 and 2009, total expense related to amortizable discount was $ 2,194 and $363,147, respectively.  As of December 31, 2010, there was $ 0 of amortizable discount remaining on Convertible PIK Notes.

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

During the year ended December 31, 2010, the Company received shares from its former CEO who relinquished his rights to them as part of the settlement of the shareholders’ class action lawsuit.  The 3,044,083 shares of common stock were considered forfeited and returned to unissued shares.  The Company paid $170,000 related to the finalization of the share forfeiture and cancellation.  See Note 11.

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
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Warrants
During the year ended December 31, 2010, the Company issued stock warrants to two non-employee, unrelated party consultants.   Such warrants were granted based upon the value of the services performed by the consultants, a measurement that is more reliably measurable.   The warrants allow the warrant holders to purchase, in aggregate, 320,187 shares of common stock at a price between $0.80 and $1.00 per share.  The five-year warrants expire between October 2014 and December 2015.  180,000 warrants vested upon grant, and 140,187 vested during the fourth quarter of 2010.  For the year ended December 31, 2010, $180,000 of compensation expense related to warrants was recognized.  The warrants have a fair market value of $268,957.   The warrants have a traditional anti-dilution provision under the scenario that the Company issue rights, options, or warrants to all holders of the company’s common stock (and not to the holder of the warrants) entitling them to subscribe for or purchase shares of common stock at a price per share less than the VWAP at the record date of the warrants.   The warrants may be exercised in cash at full strike price, or may be exercised cashlessly using the following: [(A – B)*(X)] divided by A where A is the volume-weighted average price on the trading day immediately preceding the date of the exercise; B is the exercise price of the warrant; and X is the number of shares of common stock issuable upon the exercise of the warrant.

During the year ended December 31, 2009, the Company issued stock warrants to two non-employee, unrelated party consultants.   Such warrants were granted based upon the value of the services performed by the consultants, a measurement that is more reliably measurable.    The number of warrants issued to each non-employee was determined by taking the total value of the services provided the Company by the non-employee and dividing it by an individual warrant value calculated using the Black-Scholes Option Pricing Model, which utilized a strike price equal to the market price of the Company’s common stock and other required inputs described below.   The warrants allow the warrant holders to purchase, in aggregate, 260,000 shares of common stock at a price between $0.35 and $1.00 per share.  The five-year warrants expire in April 2014 and October 2014.  The April 2009 warrant vests in equal increments over twelve months, and the October 2009 warrant vested upon issuance.  For the year ended December 31, 2009, $126,950 of compensation expense related to the issuance of the warrants was recognized.  The warrants have a fair market value of $143,000.

The warrants issued during the years 2009 and 2010 may be exercised by the warrant holder either by payment of cash per warrant, or through a cashless exercise whereby the warrant holder may exercise the warrant without exchange of cash, at a predefined rate of conversion where the warrant holder would typically receive less than the total number of underlying common shares within the warrant if cashless exercise occurs.  The formula for the cashless exercise

The fair value of each of the Company’s stock warrant awards is estimated on the date of grant using a Black-Scholes Option-Pricing Model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.  The significant assumptions relating to the valuation of the Company’s warrants for the year ended December 31, 2010 were as follows:

2010

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

The actual Federal income tax provision differs from the amount computed by applying the Federal corporate income tax rate of 35% to income before taxes as follows:

	December 31, 2010		December 31, 2009
Expected federal tax benefit		(1,668,700)		$(2,368,170)
State and local taxes		(600,732)		(852,541)
Non-deductible expenses		334,669		1,014,879
Change in valuation allowance		1,934,767		3,220,711
Income tax expense	$	- 0 -	$	- 0 -

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2010 are as follows:

	December 31, 2010		December 31, 2009
Net Operating Loss Carryforwards		$(11,138,782)		$(9,204,020)
Total gross deferred tax assets		11,138,782		9,204,020
Valuation allowance		(11,138,782)		(9,204,020)
Net deferred tax assets	$	- 0 -	$	- 0 -

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company will accrue an estimated loss contingency when information is available before the financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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

The Company has not received any request, order, or other contact with reference to specifically required remediation.   Based upon management’s current assessment of its environmental responsibilities, the Company cannot reasonably estimate any reclamation or remediation liability that may occur in the future, if any.

LITIGATION
The Company records accruals for contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations.  Currently the Company has no lawsuits, claims, proceedings and investigations pending.   During the year ended December 31, 2010, the Company and one of its legal firms, upon completion of mediation, entered into an agreement whereby certain amounts owing the legal firm were written off from the Company’s current liabilities.  The write down of the liability was recorded when the amount written off was accurately measurable.

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

Manager, per the terms of a Management Agreement filed as a Form 8-K on January 6, 2009, is paid $83,333.33 per month to provide services to Applied Minerals, Inc. that are customarily provided by senior management, including the services of a Chief Executive Officer but not including the services of a Chief Financial Officer.  Manager is responsible not only for the salary and benefits of the three management personnel it provides the Company but also for the travel, entertainment, office, marketing, and other expenses incurred by MA LLC as part of providing its services.  During 2010, due to the continued difficulty in attracting a qualified Chief Financial Officer as the Company executed a financial and operational turnaround, MA LLC provided the services of a Chief Financial Officer to the Company.  During 2010, Manager spent approximately $559,500 on compensation and benefits related to the managerial personnel it provided the Company and spent approximately $440,500 on other costs related to do business such as marketing, travel, entertainment, the renting and equipping of a corporate office in New York, N.Y., and the salary and benefits associated with providing the Company a chief Financial Officer.  The fee paid to Manager is recognized as a general and administrative expense as part of the Company’s Statement of Operations.

The Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s common stock.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 13 – RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Restatements
The financial statements for the year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011 will be restated.

Effects on previously issued 2010 and 2009 financial statements as follows:
The Company has restated its previously issued 2010 consolidated financial statements for amounts related to the following items:  reclassification of debt discount to deferred financing, reclassification of other liability to long-term liabilities.  The accompanying financial statements for 2009 have been restated to reflect the corrections.  There was no affect to accumulated deficit at January 1, 2009 or the accumulated deficit at December 31, 2010 related to the restatements.

The following is a summary of the restatements for 2010 and 2009:

	2010		2009

Increase in other assets (a)		$146,939	$	- 0 -

Increase in current liabilities (b, d)		1,152		98,406
Increase in long-term liabilities (c)		4,683,624		2,234,473

Decrease in other liabilities		4,537,837		2,332,879

Subtotal		- 0 -		- 0 -

Income tax effect of restatement		- 0 -		- 0 -

Change in 2010 and 2009 net loss	$	- 0 -	$	- 0 -

The effect on the Company’s previously issued 2010 financial statements is summarized as follows:

Balance Sheet as of December 31, 2010

	Previously	Increase
	Reported	(Decrease)	Restated

Other Assets (a)	$450,042	$146,939	$596,981
Total Assets	4,068,184	146,939	4,215,123
Current Liabilities (b)	720,304	1,152	721,456
Long-term Liabilities (c)	371,389	4,683,624	5,055,013
Other Liabilities (a) (b) (c)	4,537,837	(4,537,837)	- 0 -
Total Liabilities	5,629,530	146,939	5,776,469
Stockholders’ Deficit:
Accumulated Deficit – December 31, 2009	(26,775,696)	- 0 -	(26,775,696)
Net Income (loss) for 2010	(4,767,715)	- 0 -	(4,767,715)
Accumulated Deficit – December 31, 2010	(1,561,346)	- 0 -	(1,561,346)
Total Liabilities and Stockholders’ Equity (a)	$4,068,184	$146,939	$4,215,123

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 13 – RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Consolidated Statement of Cash Flow for the Year Ended December 31, 2010

	Previously	Increase
	Reported	(Decrease)	Restated

Net loss (f)	$(4,767,715)	$18	$(4,767,697)
Net cash used in operating activities (f)	(4,182,029)	18	(4,182,011)
Net cash provided by investing activities	21,667	- 0 -	21,667
Net cash provided by financing activities (f)	4,217,836	(18)	4,217,818
Net increase in cash	57,474	- 0 -	57,474
Cash and cash equivalents at beginning of period	1,584,866	- 0 -	1,584,866
Cash and cash equivalents at end of period	$1,642,340	$ - 0 -	$1,642,340

Consolidated Statement of Cash Flows for the Year Ended December 31, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Net loss (f)	$(6,766,200)	$28	$(6,766,172)
Net cash used in operating activities (f)	(4,454,779)	28	(4,454,752)
Net cash provided by investing activities	307,396	- 0 -	307,396
Net cash provided by financing activities (f)	4,829,248	(28)	4,829,221
Net increase in cash	61,865	- 0 -	681,865
Cash and cash equivalents at beginning of period	903,001	- 0 -	903,001
Cash and cash equivalents at end of period	$1,584,866	$ - 0 -	$1,584,866

The financial results presented in this report reflect the restatement of the Company’s financial results as follows:
(a) Correction of an error involving deferred financing originally classified as discount on debt for the year ended December 31, 2010.  Correction of the error included an increase in long-term debt in the amount of $146,939 and an increase in other assets in the amount of $146,939.

(b) (d) Correction of an error in classifying liabilities from discontinued operations as other liabilities for the year ended December 31, 2010 and 2009.  Reclassification included a decrease in other liabilities and an increase in current liabilities in the amount of $1, 152 and 98,406, respectively.

(c) (e) Correction of an error in classifying convertible PIK notes as other liabilities for the year ended December 31, 2010 and 2009.  Reclassification included a decrease in other liabilities and an increase in long-term liabilities in the amount of $4,537,837 and $2,332879, respectively.

(f) Correction of an error in reconciling net loss excluding the non-controlling interest in losses of subsidiary to net cash used in operations.  The correction decreased net loss and net cash used in operating activities and decreased net cash provided by financing activities in the amount of $18 and $28 for the years ended December 31, 2010 and 2009, respectively.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 4 – SUBSEQUENT EVENTS

Material Advisors LLC (Continued)
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7 th day of October 2011.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	October 7 , 2011
John F. Levy

/s/ DAVID TAFT	Director	October 7 , 2011
David Taft

/s/ ANDRE ZEITOUN	Director	October 7 , 2011
Andre Zeitoun

/s/ EVAN STONE	Director	October 7 , 2011
Evan Stone