Form 10-Q/A
period 2011-03-31
Applied Minerals, Inc.
filed 2011-10-07
CIK 8328

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
YES	X	NO	□

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	□	Accelerated Filer	□	Non-accelerated Filer	□	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of September 30, 2011 was 75,696,531 .

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

FIRST QUARTER 2011 REPORT ON FORM 10-Q /A

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2011 and 2010	7

	Condensed Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures

Certification under Sarbanes-Oxley Act of 2002

PREFATORY NOTE

Applied Minerals, Inc. (the “Company”) is filing this form 10-Q/A (Amendment No. 1) to include in its Quarterly Report on Form 10-Q for the three months ended March 31, 2011 the reclassification of debt discount to deferred financing and the reclassification of other liabilities to long-term liabilities.  The Company is also filing this form 10-Q/A (Amendment No. 1) to include in its Quarterly Report on Form 10-Q for the three months ended March 31, 2011 to include correct certifications required by Rule 13a-14(a).

PART I.               FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Restated)
Current Assets
Cash and cash equivalents	$2,798,460	$1,642,340
Accounts receivable	44,200	61,275
Mining supplies inventory	3,178	3,503
Deposits and prepaids	194,585	178,738
Total Current Assets	3,040,423	1,885,856

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	164,758	164,758
Buildings	432,997	432,997
Mining equipment	661,523	588,523
Milling equipment	333,483	333,483
Laboratory equipment	67,728	67,728
Office furniture and equipment	29,398	27,419
Vehicles	75,013	75,013
Less: Accumulated Depreciation	(547,603)	(481,364)
Total Property and Equipment	1,741,026	1,732,286

Other Assets
Assets held for sale	450,042	450,042
Deferred financing cost	142,347	146,939
Total Other Assets	592,389	596,981

TOTAL ASSETS	$5,373,838	$4,215,123

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Restated)
Current Liabilities
Accounts payable and accrued liabilities	$513,599	$266,139
Liabilities from discontinued operations	2,502	1,152
Stock awards payable	81,000	80,000
Current portion of notes payable	179,911	206,209
Current portion of leases payable	132,200	167,956
Total Current Liabilities	909,212	721,456

Long-Term Liabilities
Long-term portion of notes payable	324,996	361,295
Long-term portion of leases payable	- 0 -	10,094
Convertible debt (PIK Notes)	4,683,624	4,683,624
Total Long-Term Liabilities	5,008,620	5,055,013

TOTAL LIABILITIES	5,917,832	5,776,469

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 72,560,373 and 69,704,393
shares issued and outstanding at March 31,
2011 and December 31, 2010, respectively	72,560	69,704
Additional paid-in capital	32,570,551	29,860, 041
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(13,229,939)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	(596,324)	(1,613, 666)
Non-controlling interest	52,330	52, 320
Total Stockholders’ Equity (Deficit)	(543,994)	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$5,373,838	$4,215,123

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

				For the Period
				January 1, 2009
				(Beginning of
	For the three months ended			Exploration Stage)
	March 31,			through
	2011	2010		March 31, 2011
	(Restated)			(Restated)

REVENUES	$44,468	$	- 0 -	$44,468
COST OF SALES	(21,075)		- 0 -	(21,075)
Gross Profit	23,393		- 0 -	23,393

OPERATING (INCOME) EXPENSES:
Exploration costs	670,854		529,213	4,277,809
General and administrative	907,651		650,181	8,081,912
(Gain) loss from disposition of land and equipment	(1,000)		- 0 -	(4,523)
Loss on impairment of equipment	- 0 -		- 0 -	55,122
Total Operating Expenses	1,577,505		1,179,394	12,410,320

Net Operating Loss	(1,554,112)		(1,179,394)	(12,386,927)

OTHER INCOME (EXPENSE):
Interest income	222		231	1,627
Interest expense	(132,146)		(59,538)	(690,747)
Sale of clay samples	- 0 -		- 0 -	10,943
Refund of insurance premium	2,531		- 0 -	22,687
Gain on stock award forfeiture	- 0 -		145,000	145,000
Gain (loss) on revaluation of stock awards	(1,000)		(17,000)	(173,500)
Net proceeds (expenses) from legal settlement	- 0 -		28,548	(173,325)
Amortization of deferred financing costs	(4,592)		- 0 -	(7,653)
Amortization of convertible debt discount	- 0 -		(2,194)	(365,341)
Gain on settlement of debt	- 0 -		- 0 -	333,502
Other income (expense)	(6,041)		- 0 -	(4,427)
Total Other Income (Expense)	(141,026)		95,047	(901,234)

Loss from exploration stage, before income taxes	(1,695,138)		(1,084,347)	(13,288,161)
Provision (benefit) for income taxes	- 0 -		- 0 -	- 0 -
Net Loss from Exploration Stage
Before Discontinued Operations	(1,695,138)		(1,084,347)	(13,288,161)
Net income (loss) from discontinued operations	(910)		238,382	58,244
Net loss from exploration stage after discontinued operations	(1,696,048)		(845,965)	(13,229,917)
Net income (loss) attributable to the non-controlling interest	24		40	(22)
Net Loss Attributable to Applied Minerals, Inc.	$(1,696,024)		$(845,925)	$(13,229,939)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the three months ended
	March 31,
	2011	2010
	(Restated)
Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc. common shareholders	$(0.0 2)	$(0.01)
Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	- 0 -	- 0 -
Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$(0.0 2)	$(0.01)

Weighted Average Shares Outstanding (basic and diluted)	69,820,574	68,826,593

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2011	2010	March 31, 2011
	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(1,696, 048)	$(845, 965)	$ (13,229,917)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	66,239	33,594	352,831
Amortization of deferred financing costs	4,592	- 0 -	7,653
Amortization of discount – PIK Notes	- 0 -	2,194	367,534
Issuance of PIK Notes in payment of interest	- 0 -	3,114	520,986
Stock issued for director and consulting services	34,338	10,000	116,667

Fair value of warrants and options
issued to consultants and directors	429,029	57,550	1,164,932
Loss on revaluation of stock awards	1,000	17,000	173,500
Gain on stock award forfeiture	- 0 -	(145,000)	(145,000)
Gain on disposition of assets	(1,000)	- 0 -	(4,523)
Loss on impairment of assets	- 0 -	- 0 -	62,019
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	17,075	- 0 -	(44,156)
Mining supplies inventory	325		(3,178)
Deposits and prepaids	(15,847)	27,257	87,721
Increase (Decrease) in:
Accounts payable and accrued expenses	247,460	246,639	418,640
Net cash used by discontinued operations	1,350	1,906	606, 041
Net cash used by operating activities	(911, 487)	(591, 711)	(9,548, 250)

Cash flows from investing activities:
Purchases of land improvements	- 0 -	- 0 -	(72,923)
Purchases of equipment and vehicles	(74,979)	(52,514)	(257,663)
Proceeds from sale of assets	1,000	100,000	151,000
Net cash provided by discontinued operations	- 0 -	- 0 -	434,670
Net cash provided by investing activities	(73,979)	47,486	255,084

Cash flows from financing activities:
Payments on notes payable	(62,597)	(32,305)	(375,218)
Payments on leases payable	(45, 817)	(3, 597)	(298, 855)
Proceeds from insurance settlement	- 0 -	- 0 -	115,000
Proceeds from notes payable	- 0 -	- 0 -	124,129
Proceeds from PIK notes payable	- 0 -	- 0 -	9,600,000
Proceeds from sale of common stock	2,250,000	- 0 -	2,250,000
Payments for legal settlement	- 0 -	(170,000)	(170,000)
Net cash used by discontinued operations	- 0 -	(2,310)	(56,431)
Net cash provided (used) by financing activities	2,141, 586	(208, 212)	11,188, 625

Net increase (decrease) in cash	1,156,120	(752,437)	1,895,459
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001
Cash and cash equivalents at end of period	$2,798,460	$832,429	$2,798,460
The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
					For the Period
					January 1, 2009
					(Beginning of
	For the three months ended				Exploration Stage)
	March 31,				through
	2011		2010		March 31, 2011
					(Restated)
Cash Paid For:
Interest		$15,054		$8,844	$43,534
Income Taxes		$160	$	- 0 -	$710

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock	$	- 0 -		$210,614	$6,439,843
Equipment financed on lease	$	- 0 -	$	- 0 -	$197,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The interim financial statements as of March 31, 2011, and for the periods ended March 31, 2011 and 2010, and cumulative from inception of the exploration stage through March 31, 2011, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2011 and the results of its operations and its cash flows for the periods ended March 31, 2011 and 2010, and cumulative from inception of the exploration stage through March 31, 2011.  These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s a mended financial statements as of December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

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

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (“the Company”) owns the Atlas Mine, a consolidation of several patented mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho, and the Dragon Mine, a halloysite clay property located in Juab County, Utah.   The Company discontinued its contract mining operation on December 31, 2008, and, thus, changed its planned principal operation to development and exploration of its mining property located in Utah on January 1, 2009, thus taking the Company to the exploration stage at that date.   The Company is currently focused on the commercialization of the Dragon Mine property while actively seeking to dispose of the idle Atlas Mine property.

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

Reclassification and Restatements
The Company has restated its previously issued 2010 consolidated financial statements for amounts related to the following items: reclassification of debt discount to deferred financing, reclassification of other liability to long-term liabilities. The accompanying financial statements for March 31, 2011, have been restated to reflect the corrections. There was no affect to accumulated deficit at January 1, 2009 or the accumulated deficit at December 31, 2010 related to the restatements.

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

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 150,000 shares of vested common stock to a   Executive Vice President , John Gaensbauer, as part of his employment agreement.   At the time of the grant in 2007, there were not enough authorized, unissued and available shares necessary to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.   Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it accordingly at the end of each period.  The Company continues to explore it options to resolve this outstanding issue.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 25, 2010, the Company sold $10,600,000 of 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at a fixed conversion rate of between $0.35 and $1.00 per share, with the conversion rates at the time of the issuance of the notes being equal to the market price of the Company’s common stock.  In the cases in which the effective conversion price of a note issued as an interest payment is lower than the market price of the Company’s common stock, a beneficial conversion feature is recognized and the intrinsic value of the beneficial conversion feature is recorded as a discount on the note and amortized to interest expense over the life of the note.   The notes bear nominal interest at the rate of 10% per annum (or an effective interest rate of 10.25%) payable (including by issuance of additional in-kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes.  If the interest payment is converted into PIK Notes, the terms of the notes emulate the originally issued PIK Notes.   The Convertible Notes are notes whereby the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in either a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).

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

Deferred Financing Costs
In connection with the convertible debt issued during 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs are being amortized over the term of the debt.  The Company amortizes the deferred financing costs, straight-line over the life of the debt.  In the event of conversion before note maturity, any remaining costs are immediately expensed.  During the three months ended March 31, 2011, total expense related to deferred financing costs was $4,592.  As of March 31, 2011 and December 31, 2010, there was $142,347 and $146,939, respectively of deferred financing costs remaining on Convertible PIK Notes.

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

Non-controlling Interest
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

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
The warrants issued during the three months ended March 31, 2011 may be exercised by the warrant holder either by payment of cash per warrant, or through a cashless exercise whereby the warrant holder may exercise the warrant without exchange of cash, at a predefined rate of conversion where the warrant holder would typically receive less than the total number of underlying common shares within the warrant if cashless exercise occurs.  The formula for the cashless exercise is [(A – B)*(X)] divided by A where A is the volume-weighted average price on the trading day immediately preceding the date of the exercise; B is the exercise price of the warrant; and X is the number of shares of common stock issuable upon the exercise of the warrant.

The fair value of each of the Company’s stock warrant awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.  The significant assumptions relating to the valuation of the Company’s warrants for the three months ended March 31, 2011 were as follows:

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
March 31, 2011 and 2010

Outstanding Stock Options
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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – RELATED PARTIES (CONTINUED)

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

General and administrative expense for the three months ended March 31, 2011 was $907,651 versus $650,181 for the comparable period in 2010.  The $257,470 increase was driven primarily by an approximate $350,000 increase in expense related to the issuance of warrants and options as compensation to certain employees, directors and consultants, a $15,000 increase in corporate-level wage expense and a $19,600 increase in stock-based compensation paid to certain consultants related to product development, partially offset by a $63,800 reduction in legal expenses related an effort on behalf of management to reduce its reliance on outside counsel with respect to certain matters, a $29,100 decline in accounting and auditing expense related to the absence of the preparation of a filing that had been required during the three months ended March 31, 2010, a $17,500 decline in shareholder-related expense, and a $12,000 decline in office-related expense.   During the quarter, the Company paid a fee of $250,000 to Material Advisors, LLC per the terms of a management agreement.  Of the $250,000 paid to Material Advisors, LLC, approximately $130,000 was spent on compensation and benefits for certain management personnel provided by Material Advisors, LLC and $120,000 was spent on costs related to the business such as marketing, travel, entertainment, the renting and equipping of a corporate office in New York, N.Y., and the salary and benefits associated with providing the Company a Chief Financial Officer.

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

Cash used by operating activities was $ 911,487 during the three months ended March 31, 2011 versus $ 591,711 for the comparable period in 2010.  The $319,783 increase in cash used during the period was due primarily to an increase in the net loss realized during the three months ended March 31, 2011 of $850,100, a $26,000 increase in accounts receivable and prepaids, and a $16,000 decline in the add-back associated with a loss on the revaluation of stock awards, partially offset by a $371,400 increase in an add-back associated with the fair value of warrants and options issued to directors and consultants, a $32,000 increase in depreciation, a $22,000 in the add-back related to the issuance of common stock as compensation, and the absence of a reversal of $145,000 in gains on the disposition of assets.

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

Cash generated through financing activities was $ 2,141,586 during the three months ended March 31, 2011 versus cash of $ 208,212 used by financing activities during the comparable period in 2010.  The $ 1,933,374 increase in cash generated during the period was driven primarily through the sale of $2,250,000 worth of common stock to certain qualified investors , offset by payments on notes and leases payable. .

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

APPLIED MINERALS, INC.

Dated: October 7 , 2011	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: October 7 , 2011	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer