Form 10-Q/A
period 2011-10-06
Applied Minerals, Inc.
filed 2011-10-07
CIK 8328

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

Large Accelerated Filer	□	Accelerated Filer	Non-accelerated Filer	□	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of September 30, 2011 was 75,696,531 .

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

SECOND QUARTER 2011 REPORT ON FORM 10-Q /A

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

Signatures

Certification under Sarbanes-Oxley Act of 2002

PREFATORY NOTE

Applied Minerals, Inc. (the “Company”) is filing this form 10-Q/A (Amendment No. 1) to include in its Quarterly Report on Form 10-Q for the three months ended June 30, 2011 the reclassification of debt discount to deferred financing and the reclassification of other liabilities to long-term liabilities.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$293,017	$266,139
Liabilities from discontinued operations	- 0 -	1,152
Stock awards payable	178,000	80,000
Current portion of notes payable	153,483	206,209
Current portion of leases payable	85,836	167,956
Total Current Liabilities	710,336	721,456

Long-Term Liabilities
Long-term portion of notes payable	287,809	361,295
Long-term portion of leases payable	- 0 -	10,094
Convertible debt (PIK Notes)	3,250,786	4,683,624
Total Long-Term Liabilities	3,538,595	5,055,013

TOTAL LIABILITIES	4,248,931	5,776,469

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 75,677,789 and 69,704,393
shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	75,679	69,704
Additional paid-in capital	36,922,558	29,860, 041
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(15,204,104)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	1,784,637	(1,613, 666)
Non-controlling interest	52,316	52, 320
Total Stockholders’ Equity (Deficit)	1,836,953	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$6,085,884	$4,215,123

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

						For the Period
						January 1, 2009
						(Beginning of
	For the three months ended			For the six months ended		Exploration
	June 30			June 30		Stage) through
	2011	2010		2011	2010	June 30, 2011
	(Restated)			(Restated)		(Restated)
REVENUES	$18,699	$	- 0 -	$63,167	$0 -	$63,167
COST OF SALES	(11,890)		- 0 -	(32,965)	- 0 -	(32,965)
Gross Profit	6,809		- 0 -	30,202	- 0 -	30,202

OPERATING (INCOME)
EXPENSES:
Exploration costs	640,176		465,393	1,311,030	994,606	4,917,985
General and administrative	1,105,373		623,060	2,013,024	1,273,193	9,187,285
(Gain) loss from disposition
of land and equipment	- 0 -		- 0 -	(1,000)	- 0 -	(4,523)
Loss on impairment of
equipment	- 0 -		2,270	- 0 -	2,270	55,122
Total Operating Expenses	1,745,549		1,090,723	3,323,054	2,270,069	14,155,869

Net Operating Loss	(1,738,740)		(1,090,723)	(3,292,852)	(2,270,069)	(14,125,667)

OTHER INCOME (EXPENSE):
Interest income	283		184	505	415	1,910
Interest expense	(125,244)		(64,413)	(257,390)	(123,951)	(815,991)
Sale of clay samples	- 0 -		3,750	- 0 -	3,750	10,943
Refund of insurance premium	(2,531)		6,370	- 0 -	6,370	20,156
Gain on stock award forfeiture	- 0 -		- 0 -	- 0 -	145,000	145,000
Gain (loss) on revaluation
of stock awards	(97,000)		(19,000)	(98,000)	(36,000)	(270,500)
Net proceeds (expenses)
from legal settlement	- 0 -		- 0 -	- 0 -	28,547	(173,325)
Amortization of deferred
financing costs	(4,591)		- 0 -	(9,183)	- 0 -	(12,244)
Amortization of convertible
debt discount	- 0 -		- 0 -	- 0 -	(2,194)	(365,341)
Gain on settlement of debt	- 0 -		- 0 -	- 0 -	- 0 -	333,502
Other income (expense)	(1,479)		(293)	(7,520)	(293)	(5,906)
Total Other Income (Expense)	(230,562)		(73,402)	(371,588)	21,644	(1,131,796)

Loss from exploration stage,
before income taxes	(1,969,302)		(1,164,125)	(3,664,440)	(2,248,425)	(15,257,463)
Provision (benefit) for
income taxes	- 0 -		- 0 -	- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage
Before Discontinued Operations	(1,969,302)		(1,164,125)	(3,664,440)	(2,248,425)	(15,257,463)
Net income (loss) from
discontinued operations	(4,862)		(3,704)	(5,772)	234,678	53,382
Net loss from exploration stage
after discontinued operations	(1,974,164)		(1,167,829)	(3,670,212)	(2,013,747)	(15,204,081)
Net loss attributable to
the non-controlling interest	(1)		(6)	23	(13)	(23)

Net Loss Attributable to
Applied Minerals, Inc	$(1,974,165)		$(1,167,835)	$(3,670,189)	$(2,013,760)	$(15,204,104)

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
					For the Period
					January 1, 2009
					(Beginning of
	For the six months ended				Exploration Stage)
	June 30				through
	2011		2010		June 30, 2011

Cash Paid For:
Interest		$28,602		$16,322	$57,082
Income Taxes		$160	$	- 0 -	$710

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock		$1,587,638		$2,343,922	$8,027,481
Equipment financed on lease	$	- 0 -		$197,000	$197,000

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

Restatements
Certain amounts in the financial statement for the three months ended June 30, 2011 have been restated to more appropriately account for expenses related to deferred financing costs.   This restatement had no effect on previously reported results of accumulated deficit.

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

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 150,000 shares in total to an Executive Vice President , John Gaensbauer, as part of his employment agreement. At the time of the grant in 2007, there were not enough authorized, unissued and available shares necessary to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it accordingly at the end of each period.  The Company continues to explore it options to resolve this outstanding issue.

For the three months ended June 30, 2011, the Company realized a loss on the revaluation of the remaining stock award.  For the six months ended June 30, 2011, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at June 30, 2011 and December 31, 2010 were $178,000 and $80,000, respectively.

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 2010, the Company sold several 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at a fixed conversion rate of between $0.35 to $1.00 per share , with conversion rates at the time of the issuance of the original notes being equal to the market price of the Company’s common stock .   In the cases in which the effective conversion price of a note issued as an interest payment is lower than the market price of the Company’s common stock, a beneficial conversion feature is recognized and the intrinsic value of the beneficial conversion feature is recorded as a discount on the note and amortized to interest expense over the life of the note.   The notes bear nominal interest at the rate of 10% per annum (or an effective interest rate of 10.25%) payable (including by issuance of additional in-kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes. The Convertible Notes are notes whereby the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in either a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in October 2010 cannot be converted by the Company for one year from the date of issuance .

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

Mandatory Conversion
In May 2011, the Company mandatorily converted the May 2010 convertible debt and unpaid interest.  Upon conversion, 1,654,725 shares of the Company’s common stock were issued for the conversion of the notes
.

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

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
The warrants issued during the three months ended March 31, 2011 may be exercised by the warrant holder either by payment of cash per warrant, or through a cashless exercise whereby the warrant holder may exercise the warrant without exchange of cash, at a predefined rate of conversion where the warrant holder would typically receive less than the total number of underlying common shares within the warrant if a cashless exercise occurs. The formula for the cashless exercise is [(A – B)*(X)] divided by A where A is the volume-weighted average price on the trading day immediately preceding the date of the exercise; B is the exercise price of the warrant; and X is the number of shares of common stock issuable upon the exercise of the warrant.

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

Property Exploration

The Dragon Mine, to our knowledge, is the only source of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  The property is located in the Tintic District of Utah, covering 230 acres of fully owned land with mining permits for extraction of minerals. Formation is attributed to the alteration of fine clay sediments that accumulated on what was then a shallow sea floor over 600 million years ago.  From 1949 through 1976, Filtrol Corporation operated the Dragon Mine on a contracted basis for the property’s owner at the time, a subsidiary of Anaconda Mining Company.  According to certain mining-related records, Filtrol mined approximately 1.35 million tons of clay from the Dragon Mine for use as an input of a petroleum-cracking catalyst product.  The mine was idle from 1977 until it was leased by the Company in 2001.  The property was ultimately purchased by the Company in 2005.  The current management of the Company hired geologist Dr. Ian Wilson who has supervised our extensive drilling program and continues to explore underground areas of the Dragon property including, but not limited to, two mines developed by prior operators as well as one area that had previously remained unexplored.  As of the date of this report, an above-ground area covering approximately 11.5 of the Dragon Mine’s 230 acres have been explored.  The extraction of material from certain targeted areas of this resource is in progress.  The Company applied for and was granted a large mining permit in early 2011 for which it will be required to post a reclamation surety bond.  The Company posted the required surety bond in May 2011.

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