Form 10-Q
period 2011-09-30
Applied Minerals, Inc.
filed 2011-11-14
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	□	Accelerated Filer	☐	Non-accelerated Filer	□	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 9, 2011 was 79,072,854.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

THIRD QUARTER 2011 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2011 and 2010	7

	Condensed Notes to the Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures

Certification under Sarbanes-Oxley Act of 2002

PART I.               FINANCIAL INFORMATION

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,158,034	$1,642,340
Accounts receivable	765	61,275
Mining supplies inventory	-0-	3,503
Deposits and prepaids	249,828	178,738
Total Current Assets	2,408,627	1,885,856

Property and Equipment
Land and tunnels	523,729	523,729
Land improvements	164,758	164,758
Buildings	432,997	432,997
Mining equipment	940,129	588,523
Milling equipment	336,146	333,483
Laboratory equipment	67,728	67,728
Office furniture and equipment	34,643	27,419
Vehicles	86,623	75,013
Less: Accumulated Depreciation	(665,334	(481,364)
Total Property and Equipment	1,921,419	1,732,286

Other Assets
Assets held for sale	445,180	450,042
Deferred financing cost	133,165	146,939
Total Other Assets	578,345	596,981

TOTAL ASSETS	$4,908,391	$4,215,123

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current Liabilities
Accounts payable and accrued liabilities	$426,998	$266,139
Liabilities from discontinued operations	-0-	1,152
Stock awards payable	130,000	80,000
Current portion of notes payable	200,557	206,209
Current portion of leases payable	38,931	167,956
Total Current Liabilities	796,486	721,456

Long-Term Liabilities
Long-term portion of notes payable	361,571	361,295
Long-term portion of leases payable	-0-	10,094
Convertible debt (PIK Notes)	3,250,786	4,683,624
Total Long-Term Liabilities	3,622,647	5,055,013

TOTAL LIABILITIES	4,408,843	5,776,469

Commitments and Contingencies	-0-	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	-0-	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 75,696,531 and 69,704,393
shares issued and outstanding at September 30, 2011
and December 31, 2010, respectively	75,697	69,704
Additional paid-in capital	37,522,715	29,860,041
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(17,141,678)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	447,238	(1,613,666)
Non-controlling interest	52,310	52,320
Total Stockholders’ Equity (Deficit)	499,548	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$4,908,391	$4,215,123

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

							For the Period
							January 1, 2009
							(Beginning of
							Exploration
	For the three months ended			For the nine months ended			Stage) through
	September 30,			September 30,			September 30,
	2011	2010		2011	2010		2011

REVENUES	$22,804	$	- 0 -	$85,971	$	- 0 -	$85,971
COST OF SALES	5,595		- 0 -	38,561		- 0 -	38,561
Gross Profit	17,209		- 0 -	47,410		- 0 -	47,410

OPERATING (INCOME)
EXPENSES:
Exploration costs	815,243		778,752	2,126,273		1,773,358	5,733,228
General and administrative	1,087,913		484,720	3,101,387		1,757,913	10,275,648
(Gain) loss from disposition
of land and equipment	-0-		- 0 -	(1,000)		- 0 -	(4,523)
Loss on impairment of
equipment	-0-		- 0 -	-0-		2,270	55,122
Total Operating Expenses	1,903,156		1,263,472	5,226,660		3,533,541	16,059,475

Net Operating Loss	(1,885,947)		(1,263,472)	(5,179,249)		(3,533,541)	(16,012,065)

OTHER INCOME (EXPENSE):
Interest income	343		132	849		547	2,254
Interest expense	(96,168)		(40,894)	(353,559)		(164,845)	(912,159)
Sale of clay samples	-0-		- 0 -	-0-		3,750	10,943
Refund of insurance premium	-0-		- 0 -	-0-		6,370	20,156
Gain on stock award forfeiture	-0-		- 0 -	-0-		145,000	145,000
Gain (loss) on revaluation
of stock awards	48,000		14,000	(50,000)		(22,000)	(222,500)
Net proceeds (expenses)
from legal settlement	-0-		- 0 -	-0-		28,547	(173,325)
Amortization of deferred
financing costs	(4,592)		- 0 -	(13,775)		- 0 -	(16,836)
Amortization of convertible
debt discount	-0-		- 0 -	-0-		(2,194)	(365,341)
Gain on settlement of debt	-0-		- 0 -	-0-		- 0 -	333,502
Other income (expense)	1,248		2	(6,272)		(291)	(4,658)
Total Other Income (Expense)	(51,169)		(26,760)	(422,757)		(5,116)	(1,182,964)

Loss from exploration stage,
before income taxes	(1,937,116)		(1,290,232)	(5,602,006)		(3,538,657)	(17,195,029)
Provision (benefit) for
income taxes	-0-		- 0 -	-0-		- 0 -	-0-

Net Loss from Exploration Stage
Before Discontinued Operations	(1,937,116)		(1,290,232)	(5,602,007)		(3,538,657)	(17,195,029)

Net income (loss) from
discontinued operations	-0-		11,002	(5,772)		245,680	53,382

Net loss from exploration stage
after discontinued operations	(1,937,116)		(1,279,230)	(5,607,778)		(3,292,977)	(17,141,647)

Net gain (loss) attributable to
the non-controlling interest	(8)		3	15		(10)	(31)

Net Loss Attributable to
Applied Minerals, Inc	$(1,937,124)		$(1,279,227)	$(5,607,764)		$(3,292,987)	$(17,141,678)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations
attributable to Applied Minerals, Inc.
common shareholders	$(0.03)	$(0.02)	$(0.08)	$(0.05)

Discontinued operations attributable to Applied
Minerals, Inc. common shareholders	-0-	- 0 -	-0-	- 0 -

Net Loss Per Share Attributable to
Applied Minerals, Inc. common shareholders	$(0.03)	$(0.02)	$(0.08)	$(0.05)

Weighted Average Shares Outstanding
(basic and diluted)	75,688,625	69,236,813	73,010,225	68,042,487

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the nine months ended		Exploration Stage)
	September 30,		through
	2011	2010	September 30, 2011
		(Restated)
Cash flows from operating activities:
Net loss	$(5,607,778)	$(3,292,977)	$(17,141,647)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	183,971	111,756	470,563
Amortization of deferred financing costs	-0-	- 0 -	3,061
Amortization of discount – PIK Notes	13,775	2,194	381,309
Issuance of PIK Notes in payment of interest	221,881	119,287	742,867
Stock issued for director and consulting services	125,091	43,080	207,420
Fair value of warrants and options
issued to consultants and directors	1,503,852	149,235	2,239,755
Loss on revaluation of stock awards	50,000	22,000	222,500
Gain on stock award forfeiture	-0-	(145,000)	(145,000)
(Gain) Loss on disposition of assets	(1,000)	- 0 -	(4,523)
Loss on impairment of assets	-0-	2,270	62,019
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	60,510	- 0 -	(721)
Mining supplies inventory	3,503	(6,820)	-0-
Deposits and prepaids	(71,090)	64,063	32,478
Increase (Decrease) in:
Accounts payable and accrued expenses	160,859	391,120	332,039
Net cash used by discontinued operations	(1,152)	5,175	603,539
Net cash used by operating activities	(3,357,578)	(2,534,617)	(11,994,341)

Cash flows from investing activities:
Purchases of land improvements	-0-	(43,108)	(72,923)
Purchases of equipment and vehicles	(199,266)	(59,887)	(381,950)
Proceeds from sale of assets	1,000	100,000	151,000
Net cash provided by discontinued operations	-0-	- 0 -	434,670
Net cash provided by investing activities	(198,266)	(2,995)	130,797

Cash flows from financing activities:
Payments on notes payable	(179,251)	(72,762)	(491,872)
Payments on leases payable	(134,211)	(75,933)	(387,249)
Proceeds from insurance settlement	-0-	- 0 -	115,000
Proceeds from notes payable	-0-	- 0 -	124,129
Proceeds from PIK notes payable	-0-	1,500,000	9,600,000
Proceeds from sale of common stock	4,385,000	- 0 -	4,385,000
Payments for legal settlement	-0-	(170,000)	(170,000)
Net cash used by discontinued operations	-0-	(26,225)	(56,431)
Net cash provided by financing activities	4,071,538	1,155,080	13,118,577

Net increase (decrease) in cash	515,694	(1,382,532)	1,255,033
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001
Cash and cash equivalents at end of period	$2,158,034	$202,334	$2,158,034
The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
				For the Period
				January 1, 2009
				(Beginning of
	For the nine months ended			Exploration Stage)
	September 30,			through
	2011	2010		September 30, 2011

Cash Paid For:
Interest	$43,162		$52,138	$71,642
Income Taxes	$1,465	$	- 0 -	$2,015

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock	$1,654,725		$2,343,922	$8,094,568
Equipment financed on lease	$-0-		$197,000	$197,000
Equipment financed with note payable	$198,838		$-0-	$198,838

The accompanying condensed notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

The interim financial statements as of September 30, 2011, and for the periods ended September 30, 2011 and 2010, and cumulative from inception of the exploration stage through September 30, 2011, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of September 30, 2011 and the results of its operations and its cash flows for the periods ended September 30, 2011 and 2010, and cumulative from inception of the exploration stage through September 30, 2011.  These results are not necessarily indicative of the results expected for the year ending December 31, 2011.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2010, as amended, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Applied Minerals, Inc. (“The Company”) has incurred material recurring losses from operations.  At September 30, 2011, the Company had aggregate accumulated deficits prior to and during the exploration stage of $37,151,174, in addition to limited cash and unprofitable operations.  For the nine months ended September 30, 2011 and 2010, the Company sustained net losses before discontinued operations of $5,602,007 and $3,538,657, respectively.  For the three months ended September 30, 2011 and 2010, the Company sustained net losses before discontinued operations of $1,937,116 and $1,290,232, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain generate revenue and cash flow to meet its obligations on a timely basis and/or management’s ability to raise financing through the sale of equity and/or the disposition of certain non-core assets.  If successful, this will mitigate the factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Operating results for the nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The consolidated financial information as of December 31, 2010 included herein has been derived from the Company’s audited consolidated financial statements as of, and for the fiscal year ended December 31, 2010, as amended.

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at September 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long-term notes payable approximate fair value.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

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

At September 30, 2011 and 2010, all costs associated with the Company's mine have been expensed.

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

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at September 30, 2011 and December 31, 2010 attributed to the discontinued operation are as follows:

	September 30,	December 31,
	2011	2010
Property and equipment	$445,180	$450,042
Total assets from discontinued operations	$445,180	$450,042

Liabilities at September 30, 2011 and December 31, 2010 attributed to the discontinued operations are as follows:

	September 30,		December 31,
	2011		2010
Accounts payable and accrued liabilities	$	- 0 -	$1,152
Total liabilities from discontinued operations	$	- 0 -	$1,152

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Income (loss) after discontinued operations for the three and nine months ended September 30, 2011 and 2010 was calculated as follows:

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2011		2010		2011		2010

Revenues from discontinued operations	$	- 0 -	$	- 0 -	$	- 0 -	$	- 0 -
Cost of goods sold		- 0 -		- 0 -		- 0 -		- 0 -
General and administrative expenses		- 0 -		(1,823)		(910)		(5,469)
Gain on write off of accruals		- 0 -		12,825		- 0 -		12,825
Collection of previously recorded bad debt		- 0 -		- 0 -		- 0 -		238,324-
Loss on disposal of assets		- 0 -		- 0 -		- 0 -		- 0 -
Loss on impairment of assets		- 0 -		- 0 -		(4,862)		- 0 -
Income (loss) from discontinued operations		- 0 -		11,002		(5,772)		245,680
Income tax liability		- 0 -		- 0 -		- 0 -		- 0 -
Net income (loss) from discontinued operations	$	- 0 -		$11,002		$(5,772)		$245,680

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 150,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement. At the time of the grant in 2007, there were not enough unauthorized, unissued and available shares necessary to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it accordingly at the end of each period.  The Company continues to explore its options to resolve this outstanding issue.   For the three months ended September 30, 2011, the Company realized a gain on the revaluation of the remaining stock award.  For the nine months ended September 30, 2011, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at September 30, 2011 and December 31, 2010 were $130,000 and $80,000, respectively.

NOTE 6 - NOTE PAYABLE

On July 7, 2011 the Company purchased a piece of mining equipment for $198,838 with an implicit interest rate of 9.34%.  The long-term debt is collateralized by the piece of mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011.

Note payable at September 30, 2011, payable $5,556 monthly, including interest	$165,401
Less: Current Portion	(53,469)
Note payable, long-term portion	$111,932

The following is a schedule of the future minimum note payments as of September 30, 2011:

2011	$12,904
2012	54,727
2013	60,063
2014	37,707

During the current quarter ending September 30, 2011, the Company’s interest payments totaled $2,673.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 2010, the Company sold several 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at a fixed conversion rate of between $0.35 to $1.00 per share, with conversion rates at the time of the issuance of the notes being lower than, higher than, or equal to the market price of the Company’s common stock. In the case in which the conversion rate of a newly issued note is lower than the market price of the Company’s common stock, a beneficial conversion feature is recognized and the intrinsic value of the beneficial conversion feature is recorded as a discount on the note with a corresponding credit to APIC.  The notes bear nominal interest at the rate of 10% per annum (or an effective interest rate of 10.25%) payable (including by issuance of additional in-kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes. The Convertible Notes are notes whereby the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in either a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in October 2010 cannot be converted by the Company for one year from the date of issuance

During the nine months ended September 30, 2011, PIK Notes representing principal and accrued interest of $1,654,725 were converted by the Company into 1,654,725 shares of the Company’s common stock.

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs are being amortized over the term of the debt.  The Company amortizes the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs are immediately expensed.  During the nine months ended September 30, 2011, total expense related to deferred financing costs was $13,775.  As of September 30, 2011 and December 31, 2010, there was $133,165 and $146,939, respectively of deferred financing costs remaining on Convertible PIK Notes.

Mandatory Conversion
In May 2011, the Company mandatorily converted the May 2010 convertible debt and unpaid interest.  Upon conversion, 1,654,725 shares of the Company’s common stock were issued for the conversion of the notes.

In October 2011, the Company mandatorily converted the October 2010 convertible debt and unpaid interest (See Note 12).

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At September 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At September 30, 2011 and December 31, 2010, 75,696,531 and 69,704,393 shares were issued and outstanding, respectively.

During the nine months ended September 30, 2011, the Company issued a total of 119,043 shares of restricted, common stock to directors and consultants as payment of fees.  The value of such was recorded at $123,141.  During the nine months ended September 30, 2011, a warrant holder received 5,570 shares of the Company’s common stock through a cashless exercise for consulting fees valued at $1,950.  Also during the nine months ended September 30, 2011, the Company sold a total of 4,212,500 shares of common stock at pricing between $1.25 and $1.53 per share, collecting a total of $4,385,000.  A portion of these shares were purchased by a related party (See Note 10).

Pursuant to the disclosure requirements set forth under GAAP, the following schedule presents a reconciliation of the beginning and ending balances of the equity attributable to the Company and the non-controlling owners, and the effect of the changes in the equity attributable to the Company.

Non-controlling Interest
The Company applied non-controlling interest accounting for the period ended September 30, 2011, which requires it to clearly identify the non-controlling interest in the balance sheets and statements of operations.  The Company discloses three measures of net income (loss): net income (loss) from discontinued operations, net income (loss) from exploration stage, and net income (loss) attributable to non-controlling interest.  The operating cash flows in the consolidated statements of cash flows reflect net loss.

Non-Controlling Interest:
Beginning balance, December 31, 2010	$52,320
Net (loss) gain attributable to non-controlling interest	(10)
Ending balance, September 30, 2011	$52,310

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
The warrants issued during the nine months ended September 30, 2011 may be exercised by the warrant holder either by payment of cash per warrant, or through a cashless exercise whereby the warrant holder may exercise the warrant without exchange of cash, at a predefined rate of conversion where the warrant holder would typically receive less than the total number of underlying common shares within the warrant if a cashless exercise occurs. The formula for the cashless exercise is [(A – B)*(X)] divided by A where A is the volume-weighted average price on the trading day immediately preceding the date of the exercise; B is the exercise price of the warrant; and X is the number of shares of common stock issuable upon the exercise of the warrant.

The fair value of each of the Company’s stock warrant awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.  The significant assumptions relating to the valuation of the Company’s warrants for the nine months ended September 30, 2011 were as follows:

2011

Dividend Yield	0%
Expected Life	5 – 10 years
Expected Volatility	81% - 100%
Risk Free Interest Rate	2.96%

A summary of the status and changes of the warrants are as follows:
	September 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	580,187		$0.84
Issued	853,590		$1.06
Exercised	(10,000)	$	(0.35)
Forfeited	- 0 -		- 0 -
Expired	- 0 -		- 0 -
Outstanding at September 30, 2011	1,423,777		$0.98
Exercisable at September 30, 2011	1,041,101

During the nine months ended September 30, 2011, the Company granted 853,590 warrants to purchase the Company’s common stock with an average exercise price of $1.06.  Of the 853,590 warrants granted, 470,914 vested during the nine months ended September 30, 2011, and the remaining 382,676 warrants will vest over 10 months, or through August 1, 2012.  The intrinsic value of the outstanding warrants at September 30, 2011 was $463,143.

A summary of the status of the warrants outstanding at September 30, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	90,000	3.50 years	$0.35	90,000	$0.35
$0.78	213,402	4.33 years	$0.78	106,701	$0.78
$0.80	264,668	4.25 years	$0.80	264,668	$0.80
$1.00	340,000	4.00 years	$1.00	340,000	$1.00
$1.15	461,340	9.50 years	$1.15	230,670	$1.15
$2.00	54,367	9.50 years	$1.15	9,062	$2.00
	1,423,777			1,041,101

At September 30, 2011, the total compensation of $415,143 for unvested shares is to be recognized over the next 10 months on a weighted average basis.  Compensation expense of $625,392 has been recognized for the vesting of warrants to non-related parties in the accompanying statements of operations for the nine months ended September 30, 2011.

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

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Options (continued)
The significant assumptions relating to the valuation of the Company’s options for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010

Dividend Yield	0%	0%
Expected Life	5 – 10 years	1.5 years
Expected Volatility	81% - 105%	120%
Risk Free Interest Rate	2.02 – 3.75%	0.4%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended September 30, 2011 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	7,593,277	$0.70
Granted	4,105,134	$1.06
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at September 30, 2011	11,698,411	$0.83
Exercisable at September 30, 2011	7,295,029

During the nine months ended September 30, 2011, the Company issued 4,105,134 options to purchase the Company’s common stock with an average exercise price of $1.06.  Of the 4,105,134 options granted, the options will vest either monthly or quarterly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

300,481	Quarterly	March 1, 2011	February 28, 2012
2,904,653	Monthly	January 1, 2012	December 31, 2012
900,000	Monthly	September 15, 2011	September 14, 2014

A summary of the status of the options outstanding at September 30, 2011 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65-$0.71	75,000	2.75 years	$0.69	75,000	$0.69
$0.70	7,358,277	8.00 years	$0.70	6,809,669	$0.70
$0.83	3,205,134	4.50 years	$0.83	225,360	$0.83
$0.90	100,000	4.00 years	$0.90	100,000	$0.90
$1.00	60,000	4.75 years	$1.00	45,000	$1.00
$1.90	900,000	10.00 years	$1.90	25,000	$1.90
	11,698,411			7,295,029

At September 30, 2011, the total compensation of $2,797,692 for unvested shares is to be recognized over the next three years on a weighted average basis.

Compensation expense of $379,419 and $52,342 has been recognized for vesting of options for the three months ended September 30, 2011 and 2010, respectively.  Compensation expense of $878,460 and $149,235 has been recognized for vesting of options for the nine months ended September 30, 2011 and 2010, respectively.  The intrinsic value of the outstanding options at September 30, 2011 was $6,026,629.

APPLIED MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Mining Company)
Condensed Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – RELATED PARTIES

The Company is a related party to IBS Capital (“IBS”), an entity whose principal, David Taft, is a Company director.  During the nine months ended September 30, 2011, IBS purchased 3,900,000 shares of the Company’s common stock for prices between $1.25 to $1.52 per share, for a total of $4,135,000.  In addition, IBS received $20,000 cash for director fees associated with Mr. Taft’s participation on the Company’s board of directors.  During the year ended December 31, 2010, the Company received $1,500,000 from IBS in exchange for convertible debt.  During the nine months ended September 30, 2011, the Company issued 551,575 shares of its common stock to IBS in conjunction with the conversion of convertible debt issued in May 2010, along with related accrued interest.  In November 2010, the Company issued 349,287 shares of the Company’s common stock to IBS as part of a forbearance agreement related to the class action lawsuit as described below.

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

NOTE 12 – SUBSEQUENT EVENTS

During October 2011, the Company exercised its option to mandatorily convert the principal plus accrued interest related to the convertible debt (PIK Notes) into the Company’s common stock.  On the date of conversion, 3,365,170 shares of common stock was issued, valued at a total of $3,365,170, of which $3,250,786 was principal and the remainder of $114,384 was accrued interest.  In addition, the related deferred financing costs were immediately amortized to zero as, at the time of mandatory conversion, the remaining convertible debt equaled $0.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At September 30, 2011 and 2010, all costs associated with the Dragon Mine have been expensed.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue for the three months ended September 30, 2011 was approximately $22,800, compared to $0 generated during the same period in 2010.  The increase was due to the sale of Dragonite ™ to a customer for use as a reinforcing additive in certain plastic applications.

Gross profit for the three months ended September 30, 2011 was approximately $17,200 compared to $0 in gross profit generated during the same period in 2010.  The increase was due to the recognition of revenue for the period in 2011.

Total operating expenses for the three months ending September 30, 2011 were approximately $1,903,200 compared to approximately $1,263,500 of expenses incurred during the same period in 2010, an increase of $639,700 or 50.6%.  The increase was due primarily to a $36,491, or 4.7%, increase in exploration expense and a $603,193, or 124.4%, increase in general and administrative expense.

Exploration costs incurred during the three months ended September 30, 2011 were approximately $815,200 compared to approximately $778,800 of costs incurred during the same period in 2010, an increase of approximately $36,400, or 4.7%.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to expand its drilling and testing program, for both clay and iron ore, to additional areas of the Dragon Mine property, the testing of which has indicated the presence of saleable clay mineral and an iron ore deposit.  The primary drivers of the increase in exploration costs were a $123,500, or 87.0%, increase in wage and employee benefits expense due to an increase in the size and general activity of the Company’s workforce, and the Company’s decision to offer its employees health insurance coverage; a $68,700, or 180.0%, increase in contract testing expenses related to increased activity of the Company’s polymer R&D program; a $25,100, or 65.6%, increase in depreciation expense related to an expansion of our fleet of mining equipment; a $24,700, or 162.2%, increase in utility expense related to an increase in drilling and processing activity at the Dragon Mine; a $21,100, or 567.8%, increase in equipment repair and maintenance expense due primarily to the overhaul of certain critical mining equipment; and a $19,400, or 122.0%, increase in freight and postage expense due to an increase in the shipment of product and product samples, partially offset by a $244,200, or 63.2%, decline in consulting expense due to a decrease in the utilization of certain outside consultants used to survey the Dragon Mine and test its mineralization, and an $8,600, or 90.0%, decline in contract labor expense.

General and administrative expenses incurred during the three months ended September 30, 2011 totaled approximately $1,087,900 compared to approximately $484,700 of expense incurred during the same period in 2010, an increase of approximately $603,200 or 124.4%.  The increase was driven primarily by the incurrence of approximately $513,600 of expense related to the issuance of warrants and options as compensation to Material Advisors, LLC, certain directors and employees, and consultants, a $50,300 in wage and employee benefit expense due to the addition of an additional member of the management team and increase in the wage rate of another employee, and a $35,200 increase in shareholder expense related primarily to the holding of an in-person shareholders’ meeting that was not held during the comparable period last year.  Included in wage and wage-related expense is a $9,500 penalty incurred by the Company related to a workers’ compensation policy, the amount of which the Company is challenging.  General and administrative expense includes approximately $250,000 paid to Material Advisors, LLC as part of the annual fee it is paid per the terms of a management agreement it has with the Company.  Of the amount paid to Material Advisors, LLC, approximately $131,000 was expended on the salaries of certain of its partners and $119,000 was spent on items related to the management of the Company, which includes the salary of the Company’s Chief Financial Officer.

Net loss from exploration stage before discontinued operations for the three-month period ending September 30, 2011 was approximately $1,937,100 compared to a loss of approximately $1,290,200 incurred during the same period in 2010, an increase of approximately $646,900 or 50.1%.  The increase in the loss from exploration stage before discontinued operations was due primarily to a $36,400 increase in exploration expense (as previously described), a $603,200 increase in general and administrative expense (as previously described), a $55,300 increase in interest expense due to a higher average debt balance carried during the quarter as compared to the 2010 period and the incurrence of $4,600 of expense related to the amortization of deferred financing, partially offset by $17,200 of gross profit, a $34,000 increase in the gain from the revaluation of stock awards, and a $1,300 increase in other income.

Net loss from discontinued operations for the three months ended September 30, 2011 was $0 compared to a loss of $11,000 for the same period in 2010, decrease in net loss of approximately $11,000.  The decrease in net loss from discontinued operations was due primarily to the elimination of an impairment charge recognized in the comparable period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue for the nine months ended September 30, 2011 was approximately $86,000, compared to $0 of revenue generated during the same period in 2010.  The increase was due to the sale of Dragonite ™ to two customers for use as a reinforcing additive in plastic applications.

Gross profit for the nine months ended June 30, 2011 was approximately $47,400 compared to $0 of gross profit generated during the same period in 2010.  The increase was due to the recognition of revenue for the period in 2011.

Exploration costs incurred during the nine months ended September 30, 2011 totaled approximately $2,126,300 compared to $1,773,400 of expense incurred during the comparable period in 2010, an increase of approximately $352,900 or 20.0%.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The increase in exploration costs was driven, primarily, by management’s decision to expand its drilling and testing program to additional areas of the Dragon Mine property, the results of which have indicated the presence of saleable clay mineral and an iron ore deposit.

The primary drivers of the increase in exploration costs were a $325,300, or 82.2%, increase in wage and employee benefit expense related to an increase in the size and general activity of the Company’s workforce and the Company’s decision to offer its employees health care coverage; the incurrence of $79,200 of explosive and ground support expense related to certain underground drilling activity at the mine; a $74,000 increase in depreciation expense related to an expansion of our fleet of mining equipment; the incurrence of  $62,400 of building construction expense related to the expansion of the Company’s mining-related facilities; a $60,400, or 125.2%, in utility expense due to the increased exploration and material processing activity at the mine; a $57,700, or 283.1%, increase in equipment repair and maintenance expense due primarily to the overhaul of certain critical mining equipment; a $55,500, or 47.6%, increase in contract testing expenses related to increased activity of the Company’s polymer R&D program; all partially offset by a $324,100, or 48.0%, decrease in consulting expense due to a decrease in the utilization of certain outside consultants used to survey the Dragon Mine and test its mineralization; a $33,200, or 78.6%, decline in equipment rental and lease expense due primarily to the termination of certain equipment lease agreements; and a $28,900 decline in freight and postage expense.

General and administrative expense incurred during the nine months ended September 30, 2011 totaled approximately $3,101,400 compared to approximately $1,757,900 of general and administrative expense incurred during the comparable period in 2010, an increase of approximately $1,343,500 or 76.4%.  The increase was driven primarily by an $1,280,100, or 857.8%, increase in the expensing of options issued to Material Advisors, LLC, certain directors and employees, and consultants; a $107,800, or 76.4%, increase in wage and employee benefit expense due primarily to the hiring of an additional member of the management team and the increase in the wage rate of an employee; all partially offset by a $105,600, or 43.1%, decline in legal service-related expense due to a reduction in the need of outside legal counsel).  General and administrative expense includes approximately $750,000, which was paid to Material Advisors, LLC as part of the annual fee it is paid per the terms of a management agreement it has with the Company.  Of the amount paid to Material Advisors, LLC, approximately $392,300 was expended on the salaries of certain of its partners and $357,700 was expended on expenses related to the management of the Company, which includes the salary of the Company’s Chief Financial Officer.

Net loss from exploration stage before discontinued operations for the nine months ended September 30, 2011 was approximately $5,602,000 compared to a loss of approximately $3,538,700 incurred during the comparable period in 2010, an increase of $2,063,300 or 58.3%.  The increase in net loss of exploration stage before discontinued operations was due primarily to an approximately $352,900 increase in exploration expense (as previously described), an approximately $1,343,500 increase in general and administrative expense (as previously described), a $186,000, or 112.9%, increase in interest expense due to the carrying of a larger debt balance during the period, the absence of $145,000 related to a stock award forfeiture, the absence of a $28,500 net gain on the settlement of a lawsuit, a $28,000 increase in the loss related to the revaluation of stock awards, the incurrence of $13,800 of expense related to the amortization of deferred financing costs, the absence of a $6,400 insurance refund, a $6,000 increase in other expense, and the elimination of $3,800 of clay samples; all offset by $47,400 of gross profit from the sale of halloysite clay the absence of $2,200 of amortization of convertible debt discount, and $1,000 gain from the disposition of land and equipment.

Net loss from discontinued operations for the nine months ended September 30, 2011 was approximately $5,800 compared to income of approximately $245,700 realized during the same period in 2010, a decline in net income of approximately $240,500.  The decline in net income from discontinued operations was due primarily to the collection, during the June 2010 period, of $245,000 of a receivable previously written off, partially offset by the incurrence of a write-off of $4,800 of certain assets associated with discontinued operations during the June 2011 period.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through September 2011, our activities have been financed primarily through the sale of convertible debt and equity securities. During the nine months ended September 30, 2011, we raised $4,385,000 of cash through the sale of common stock.  We may need to raise additional capital during the remainder of 2011, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt or the monetization of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations. At September 30, 2011, the Company had a total accumulated deficit of approximately $37,151,174.  For the nine months ended September 30, 2011 and 2010, the Company sustained net losses from exploration stage before discontinued operations of approximately $5,602,000 and $3,538,700, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities during the nine months ended September 30, 2011 was approximately $3,357,600 compared to $2,534,600 of cash used during the same period in 2010.  The approximate $823,000 increase in cash used during the period was due primarily to an increase in the net loss realized of approximately $2,314,800, and a $300,900 increase in cash used by a change in operating assets and liabilities, partially offset by a $1,354,600 increase in the fair value of warrants and options issued to Material Advisors, LLC, certain directors and consultants; the elimination of a $145,000 gain related to a stock award forfeiture; a $102,600 increase in payment of non-cash PIK Note interest; an $82,000 increase in stock compensation granted to certain directors and consultants; a $72,200 increase in depreciation expense; a $28,000 increase in the loss related to the revaluation of stock awards; and an $11,300 increase in the amortization of the discount on the PIK Notes.

Cash used by investing activities during the nine months ended September 30, 2011 was approximately $198,300 compared to a use of $3,000 of cash during the same period in 2010.  The $195,300 increase in cash used during the period was driven by a $139,400 increase in the purchase of vehicles and equipment and a $99,000 decline in proceeds generated from the sale of assets, partially offset by the elimination of $43,100 of land improvements.

Cash generated through financing activities during the nine months ended September 30, 2011 was approximately $4,071,500 compared to $1,155,100 of cash generated during the same period in 2010.  The $2,916,400 increase in cash generated during the period was driven primarily through the sale of $4,385,000 of common stock to certain qualified investors, the elimination of a $170,000 legal settlement payment; and the elimination of $26,200 of cash used by discontinued operations partially offset by the absence of the sale of $1,500,000 of PIK-Election Convertible Notes, which took place during the comparable period in 2010, and a $164,800 increase in payments of notes and leases payable.

At September 30, 2011, the Company had, as part of its liabilities, approximately $3,250,800 face value of 10% PIK-Election Convertible Notes due 2018.  On October 25, 2011 we converted the above principal and accrued interest of approximately $114,400 into 3,365,170 shares of common stock.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of September 30, 2011, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. We have identified the material weakness as the untimely recording of certain invoices sent to the Company’s New York office, which, in turn, have had to be delivered to its Idaho office, which is responsible for processing all invoices.  We are in the midst of consolidating our back-office operations into our New York location, which, we believe, will eliminate the possibility of the untimely recording of invoices..  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of September 30, 2011 and December 31, 2010, and results of its operations and cash flows for the period ended September 30, 2011 and 2010, in conformity with United States generally accepted accounting principles (GAAP).

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

During the nine months ended June 30, 2011, the Company issued 4,212,500 shares of its common stock in exchange for $4,385,000.

During the nine months ended September 30, 2011, the Company issued 78,418 shares of its common stock to consultants for services valued at $71,433.

During the nine months ended September 30, 2011, the Company issued 12,500 shares of its common stock as payment of a director’s fee valued at $20,000.

During the nine months ended September 30, 2011, the Company issued 124,481 warrants to purchase common stock to a consultant for services valued at $30,000 using the Black-Scholes model.

During the nine months ended September 30, 2011, the Company issued 461,340 warrants to purchase common stock to a consultant for services valued at $250,000 using the Black-Scholes model.

During the nine months ended September 30, 2011, the Company issued 213,402 warrants to purchase common stock to an employee for compensation valued at $50,000 using the Black-Scholes model.

During the nine months ended September 30, 2011, the Company issued 200,481 options to purchase common stock, valued at $50,000 using the Black-Scholes model, to a director for assuming the chairmanship of an executive committee.

During the nine months ended September 30, 2011, the Company issued 54,367 options to purchase common stock, valued at $31,250 using the Black-Scholes model, to an employee.

During the nine months ended September 30, 2011, the Company issued 900,000 options to purchase common stock, valued at $720,000 using the Black-Scholes model, to an employee.

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

APPLIED MINERALS, INC.

Dated: November 11, 2011	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 11, 2011	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer