Form 10-K
period 2011-12-31
Applied Minerals, Inc.
filed 2012-03-19
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011

Commission file number: 000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)
(800) 356-6463
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	☐	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES	☐	NO	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	☒	NO	☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES	☒	NO	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	☐	NO	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on the last sales price on the OTC Bulletin Board on that date, was approximately $89,144,127.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A (the “2012 Proxy Statement”) or amend this Form 10-K within 120 days of the end of the fiscal year ended December 31, 2012 to include the information required by Items 10 through 14.  If a definitive proxy statement is filed by April 29, 2012, those portions of such proxy statement that set forth the information required by Items 10 through 14 are incorporated by reference into Part III of this Form 10-K and with the exception of such portions, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

APPLIED MINERALS, INC. AND SUBSIDIARY
YEAR 2011 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.                      BUSINESS

HISTORY AND DEVELOPMENT OF THE COMPANY

Applied Minerals, Inc. (“the Company”) was originally formed for the purpose of exploring and developing the Atlas Mine, a silver mine located in the Coeur d’Alene Mining District near Mullan, Idaho.  During 1980 the Company suspended operations at the mine as a result of a decline in silver prices until mining operations would be profitable again.  In September 1997, the Company entered the contract mining business, which was the Company’s sole source of revenue until the contract mining business was discontinued in December 2008 due to adverse economic changes in the mining industry.

In 2001 we entered a lease/purchase agreement for the Dragon Mine, located in Juab County, Utah (Tintic mining District).  In 2005 we acquired a 100% ownership interest in the Dragon Mine for $500,000 in cash.  The Dragon Mine is a halloysite clay property located in Juab County, Utah (Tintic Mining Distric). The Company purchased the Dragon Mine for the purpose of mining and marketing the unique chemical and morphological characteristics of the clay to a number of advanced application markets.

Beginning in January 2008 with the appointment of two new directors and ending in December 2008 with the resignation of a director, the membership of board of directors completely turned over.  On January 1, 2008, new management was appointed.  Generally speaking current management believes that the corporate strategies employed by the Company’s former management were ineffective in successfully commercializing the Dragon Mine.

THE DRAGON MINE

The Dragon Mine, to our knowledge, is the only source of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.

The property is located in the Tintic District of Utah, covering approximately 230 acres with a large mining permit covering 40 acres allowing for the extraction of minerals.  The property consists of 38 patented and six unpatented mining claims located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Base Meridian.  The Company pays approximately $800 in annual maintenance fees to the U.S. Department of Interior Bureau of Land Management to maintain rights to its unpatented claims.  The BLM Claim Numbers are: UMC385543, UMC 385544, UMC394659, UMC394660, UMC408539, and UMC408540. The Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine.

Formation of the Dragon Mine property is attributed to the alteration of fine clay sediments that accumulated on what was then a shallow sea floor over 600 million years ago.  From 1949 through 1976, Filtrol Corporation operated the Dragon Mine on a contracted basis for the property’s owner at the time, a subsidiary of Anaconda Mining Company.

According to certain mining-related records, Filtrol mined approximately 1.35 million tons of clay from the Dragon Mine for use as an input of a petroleum-cracking catalyst product.  The mine was idle from 1977 until it was leased by the Company beginning in 2001.  The Company eventually purchased a 100% interest in the property in 2005 for $500,000 in cash.   Currently, the Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine.   The current management of the Company hired geologist Dr. Ian Wilson who has supervised an extensive drilling program and continues to explore underground areas of the Dragon property including, but not limited to, two mines developed by prior operators as well as one area that had previously remained unexplored. Dr. Wilson has supervised our drilling program and has played a critical role in classifying the mineralization of the Dragon Mine property, which is essential to the successful commercialization of the mine’s deposit.  Dr. Wilson is a member of iom 3 (Institute of Materials, Minerals and Mining of the UK).   As of the date of this report, an above-ground area covering approximately 11.5 of the Dragon Mine’s 230 acres have been explored.  The extraction of material from certain targeted areas of this resource is in progress.

The Company applied for and was granted a large mining permit in early 2011 for which it posted the required surety bond in May 2011.   To date the Company has completed underground work to the 300’ level of the eastern portion of its property from where it is currently extracting halloysite clay.  The Company explores underground and mines its clay mineral utilizing traditional methods and equipment and expends the necessary resources to maintain Mining Heath and Safety Act (MSHA) compliance.  From our drilling activity we have sampled certain cores by engaging a leading UK-based geological consulting organization to identify the chemical composition of our mineral and classify its purity levels, the results of which are used, in part, to map our property.  All quality control and quality assurance protocols utilized as part of our exploration program have been developed by this third-party organization.  Analytical equipment used to classify the mineral mined at the mine includes, but is not limited to, a Scanning Electron Microscope (SEM), and XRD and XRF machines.

The Dragon Mine property also contains five waste piles comprised of material, which can, in our opinion, be processed to create a saleable product.  The piles are the result of prior mining operations that took place between 1949 and 1976.   The clay mined during that period was used in a petroleum-cracking catalyst application.  For that application the clay mined had to contain no more than 2% of an iron oxide impurity.  Any clay, which exceeded such limit, was discarded into the piles.  To date, Applied Minerals has characterized the chemistry and mineralogy of the surface piles and has developed a processing system to convert them into purified halloysite products.  The Company has identified a number of application areas to which it is marketing its waste pile material.

In addition to the presence of halloysite, the Dragon Mine also possesses quantities of other clays as well as iron oxide ores in the form of hematite, goethite, and ferrihydrite, some of which we are in the process of commercializing.  The Dragon Mine is present at the contact between the Silver City quartz monzonite stock and limestone and dolomite of the Paleozoic formation. Gold and silver is found in veinlets in pervasively altered rocks of the Silver City stock immediately south of the Dragon mine and were one of the first discoveries made in the Tintic district in 1869.  The Dragon Mine was mined as a copper-gold deposit not long after these initial findings. The mine’s fissure fault system forms the southern extremity of the Iron Blossom ore run.

It is known that within five kilometers of the Dragon Mine, exploration is being carried out by at least one major mining company to determine the possibility of the existence a large copper-gold porphyry.  Whether such a porphyry exists, the location of such a porphyry, whether any deposits related to any such porphyry are located on our property and whether any such deposits would be of commercial grade or could be economically extracted is not known.  If there is a porphyry, it is likely to be located at least 1000 feet under the surface and could be accessed only through a large open pit mine (so that we could not access it on our property by means of an open pit mine confined to our property).  It is estimated that if there is a commercial grade mineralization that could be economically extracted, a large mining company would have to acquire sufficient land for a large open pit mine, expend billions in preparation for mining and it is estimated that it would be at least 15 or 20 years before mining could begin.

Testing of surface rock samples in the vicinity of the Dragon Mine carried out in the past show anomalous copper values with gold values exceeding one ounce per ton and silver values of approximately five ounces per ton.  Records indicate that, during the 1870’s, mining activity at the Dragon Mine had been focused on the iron ore presence at the mine.  According to certain records kept by the former U.S. Bureau of Mines, the 305,000 tons of iron ore mined during the 1870’s produced 18,000 ounces of gold and 928,000 ounces of silver. . In connection with our mining of iron ore at the Dragon Mine and in connection with drilling in connection with a resource statement concerning the iron ore, we have tested for the presence of commercial amounts of copper, gold and silver and we have not found any.  We will continue testing and if commercial amounts are located, we will consider the appropriate alternatives.

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

Currently, the property is without known reserves and our drilling program has been exploratory in nature.  During the last twelve months, the Company produced approximately 650 tons of halloysite clay and 7,500 tons of iron ore.  The halloysite clay produced during this period has been used to supply certain customers and provide samples to potential customers at different stages of product development utilizing our material.  We are in the process of mining and storing iron ore present on our property while we determine the best way to monetize the mineral.

We have completed our initial exploration program.  A description of the program is as follows:

•
Cores from 80 boreholes drilled in 2003, 2005, 2006, 2009 and 2010, totaling 15,362 ft, were tested.  The average depth of the 80 boreholes drilled was 192 ft with a range of depths drilled from 50ft to 360 ft;

•
The Western area of the property, drilled from 2003 to 2006, includes 44 boreholes totaling 9,448 ft covering an area of 6.33 acres. These boreholes were drilled in mainly altered quartz monzonite, which is an intrusive igneous rock with approximately equal parts of orthoclase and plagioclase feldspar. Quartz monzonite porphyry is often associated with copper mineralization in porphyry copper deposits;

•
The Dragon Pit area of the property, drilled in 2009 and 2010, includes 36 boreholes totaling 5,914 ft and covering an area of 4.95 acres. The area is mainly iron ore and some altered monzanite on the periphery.   High levels of halloysite (up to 100% in some cases) are adjacent to the iron ore;

•	To date over 500 samples of borehole material has been tested to determine mineralogy, particularly for halloysite, kaolinite, illite‐smectite levels and other properties;

•
Five waste piles, the product of previous clay mining activity, were drilled.  The waste piles cover 34.2 acres and have volume of 1.99 million cubic yards.  Following a detailed trenching campaign on the waste piles, fifty-two boreholes were drilled totaling 1,986 ft. The whole rock evaluation included chemical testing by XRF of 216 samples with 69 of these samples tested for their mineralogy by XRD.  To determine clay content, samples were processed to <45 μm and <5μm fractions and 185 samples were tested for their mineralogy by XRD and 133 samples for their chemistry by XRF;

•	An evaluation of the iron ore present in the Pit Area (4.95 acres) and elsewhere was carried out. Testing of aapproximately 100 samples was carried out to determine the quality of the iron ore; and

•	A detailed evaluation of surface samples, from which some halloysite is now being mined from the open pit, was carried out.

From the above program, we believe we have identified the presence of enough halloysite and iron ore at the Dragon Mine to move forward with a commercialization of each mineral.  We are contemplating further exploration of the Dragon Mine property.

Our exploration expenses for the twelve months ending December 31, 2011, 2010 and were $2,971,3626 , $2,307,202, and  $1,299,753, respectively, on the halloysite clay project.   Since January 1, 2009, the date on which the Company’s current exploration program of the Dragon Mine began, approximately $6.6 million has been expended on exploration-related activities.  We expect our exploration costs for both the fiscal years ended December 31, 2012 and December 31, 2013 to approximate the exploration costs incurred during the fiscal year ended December 31, 2011.  At this moment we are unable to identify the total costs that will be incurred to complete the exploration of the 230-acre Dragon Mine property.

We believe the physical plant and equipment utilized at the Dragon Mine are satisfactory condition to continue our current mining activity.  The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs.  Currently, our physical plant includes, but is not limited to, a processing mill, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground.  Our mining equipment includes, but is not limited to, a road header, an underground drill, a Scooptrams, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground.  There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own.  The Company uses diesel fuel as it primary source of power and has water transported to the property from an external source.  The property has sufficient access roads to enable the transportation of materials and products

ATLAS MINE

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

SAMPLING

From our drilling activity at the Dragon Mine we have sampled certain cores by engaging a leading UK-based geological consulting organization to identify the chemical composition of our mineral and classify its purity levels, the results of which are used, in part, to map our property.  All quality control and quality assurance protocols utilized as part of our exploration program have been developed by this third-party organization.  Analytical equipment used to classify the mineral mined at the mine includes, but is not limited to, a Scanning Electron Microscope (SEM), and XRD and XRF machines.  Our consulting geologist, Dr. Ian Wilson, oversees our relationship with the firm that provides us these services.

PROCESSING

The Company has a dry-process facility at its Dragon Mine property with which it is able to process the material from the underground areas of the Dragon Mine.  Additionally, the Company has a tolling agreement with KaMin Performance Minerals, LLC, utilizing a wet process technology, to process both underground material and the material from the waste piles.  The dry-process facility at the Dragon Mine includes, but is not limited to, a KDS Micronex, an air-powered jet mill, a dust capture system and a bagging system.  The Company is exploring the possibility of building an expanded, advanced production facility in proximity to the Dragon Mine property that will be equipped to process both clay material and iron ore.

PRODUCTS AND SALES

There are three types of clay that can be extracted from the Dragon Mine, halloysite, kaolinite, and illite-smectite.  Halloysite is a high value clay whose uses are discussed below.  Kaolinite and illite-smectite are lower value clays, which the Company will use in products not requiring high concentrations of halloysite.  The concentrations of the minerals vary at the Dragon Mine, with some areas containing relatively high concentrations of halloysite.  The Dragon Mine also contains an iron our resource from which the Company has developed a product.

Halloysite-based products:

•
Dragonite–XR: An advanced reinforcing filler for polymers used at loadings of 20%-50% by weight and offering improved modulus, yield strength and HDT.  This product grade offers advantages compared to other reinforcing fillers for polymers such as glass fiber, mica, wollastonite or talc.  These include rentention of impact resistance, elongation to break, control over CTE and warpage, and lack of abrasiveness.  Flame retardance up to V0 level is also possible when Dragonite-XR is used alone or as a synergist.

•
Dragonite–HP:  A high performance additive for engineered thermoplastics, used at loadings of just 1-3 weight %, offering improvements in mechanical performance and cycle time reduction.  This product grade offers a drop-in solution for polymer applications needing mechanical improvements without the density penalty associated with traditional fillers. By using Dragonite-HP, customers can reduce their overall manufacturing and materials costs through cycle time improvements and thin-walling.

•	Dragonite–Pure White: Our highest purity Dragonite™ product meeting the strict specifications of applications including, but not limited to, cosmetics.

Iron-based Product:

•
Dragonite–XO:  A high-grade iron ore from the Dragon Mine. A mixture of goethite, hematite, and an amorphous iron phase identified as ferrihydrite.  We expect Dragonite-Pure White to be used in pigments, as a sinter feed, as a fluxing agent, in lead smelting, as a smoke suppressor, and in environmental remediation applications.

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

According to BCC Research, the market for materials used as carriers for controlled release applications is expected to grow to approximately $1.0 billion by 2015.

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

In June 2011 the Company announced that it had entered into a Cooperative Research and Development Agreement with the U.S. Environmental Protection Agency’s National Risk Management Research Laboratory to pursue the development of its Dragonite Halloysite Clay sorbent technology used for the bio-remediation of oil from contaminated salt marsh and wetland environments.

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

RESEARCH & DEVELOPMENT

The Company’s research and developments efforts, accounted for as exploration expense, are focused on the continued creation of commercial applications based on the unique morphological and chemical characteristics of the Dragon Mine’s halloysite resource.  We have engaged a number of highly regarded consultants who have expertise in controlled release technologies, advanced material development, and polymer engineering.

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

GOVERNMENTAL REGULATION

DRAGON MINE

The Utah Department of Natural Resources sets the guidelines for exploration and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5.  We have received a large mine permit from the department.

We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for this property and report as required to this agency.

The Company is subject to extensive regulation by the Mine Safety and Health Administration, which was created by the Mine Safety and Health Act of 1977.  The regulations generally are designed to assure the health and safety of miners and our mine is periodically inspected by MSHA insepectors.

The clays that the Company mines, including halloysite, contains crystalline silica when mined.  Crystalline silica is considered a hazardous substance under regulations promulgated by the U.S. Occupational Health and Safety Administration (OSHA) and U.S. Mine Health and Safety Administration (MSHA) and as a result is subject to permissible exposure limits (PELs), both in the mine and at the workplaces of our customers.   The Company is required to provide Material Saftey Data Sheets (MSDS) at the mine and accompanying sales of products to customers. The Company must also apply hazard warning to labels of containers of the product sold to customers.  Kaolin and halloysite are also subject to PELs.

EPA has stated that it is developing a test rule under the Toxic Substances Control Act (TSCA) to require manufacturers (which would include the Company) of certain nanoscale materials including kaolin, halloysite, and alumina (which is present in the clays mined by the company) to conduct testing for health effects, ecological effects, and environmental fate, as well as provide material characterization data.  The impact of such a rule on the Company cannot be determined at this time.  It seems clear, however, that if the results of the testing of particular nanomaterials indicate adverse health, ecological, or environmental effects, the EPA may seek to regulate those nanomaterials more extensively.  Such regulation could include, among other things, limiting the uses of the nanoscale materials; requiring the use of personal protective equipment, such as impervious gloves and NIOSH approved respirators, and limiting environmental releases.  The EPA is developing a SNUR for nanoscale materials under TSCA.

EMPLOYEES

As of December 31, 2011, Applied Minerals, Inc. and its subsidiary had 17 employees.  None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we considered our labor relations to be excellent.

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

At December 31, 2011 and 2010, the Company had accumulated deficits of $39,183,632 and $31,543,411, respectively, in addition to limited cash and unprofitable operations. For the year ended December 31, 2011 and 2010, the Company sustained net losses before discontinued operations of  $7,476,864 and $4,891,525, respectively. As of the date of filing this report, the Company has not commercialized the Dragon Mine and has had to rely on cash flow generated from the sale of stock and convertibe debt to fund its operations.  If the Company is unable to fund its operations through the commercialization of the Dragon Mine, the sale of equity and/or debt or a combination of both, it may have to file bankruptcy.  There is no assurance that we will be able to commercialize the Dragon Mine or if necessary raise money through the sale of debt or equity

NO SIGNIFICANT REVENUE HAS BEEN GENERATED FROM THE SALE OF HALLOYSITE CLAY

The Company has yet to generate any significant revenue from the sale of its Dragonite halloysite clay products.   One cannot assume that any significant revenue will be generated from the sale of halloysite clay in 2012 or beyond.

 WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.

We have experienced annual operating losses since our reactivation in September 1997.   As of December 31, 2011, we had an accumulated deficit of $39,026,047.  We cannot assure that products can be successfully marketed to an extent that we will ever achieve significant revenues or profit margins.

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

MATERIAL WEAKNESS OF INTERNAL CONTROL

As of December 31, 2011 the following material weaknesses in our internal controls over financial reporting were identified: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) the Company, given its relatively small size, did not have sufficient segregation of duties over a variety of financial processes.  If these weaknesses are not remedied, are ability to avoid a material loss may be impaired.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

Exploration and mining operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Exploration and mining operations and some of the products we sell are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.  We cannot assure you that such permits will be received.  No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  Management is aware of the necessity of obtaining proper permits prior to conducting any exploration activity.

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

It is known that within five kilometers of the Dragon Mine, exploration is being carried out by at least one major mining company to determine the possibility of the existence of a large copper-gold porphyry.  We offer the following cautionary statements. Whether such a porphyry exists, the location of such a porphyry, whether any deposits related to any such porphyry are located on our property and whether any such deposits would be of commercial grade or could be economically extracted is not known.  If there is a porphyry, it is likely to be located at least 1000 feet under the surface and could be accessed only through a large open pit mine (so that we could not access it on our property by means of an open pit mine confined to our property).  It is estimated that if there is a commercial grade mineralization that could be economically extracted, a large mining company would have to acquire sufficient land for a large open pit mine, expend billions in preparation for mining and it is estimated that it would be at least 15 or 20 years before mining could begin.

Testing of surface rock samples in the vicinity of the Dragon Mine carried out in the past show anomalous copper values with gold values exceeding one ounce per ton and silver values of approximately five ounces per ton. Records indicate that, during the 1870’s, mining activity at the Dragon Mine had been focused on the iron ore presence at the mine.  According to certain records kept by the U.S. Bureau of Mines, the 305,000 tons of iron ore mined during the 1870’s produced 18,000 ounces of gold and 928,000 ounces of silver. In connection with our mining of iron ore at the Dragon Mine and in connection with drilling in connection with a resource statement concerning the iron ore, we have tested for the presence of commercial amounts of copper, gold and silver and we have not found any.  We will continue testing and if commercial amounts are located, we will consider the appropriate alternatives.

Certain geological research indicates that the existence of certain clays, such as the ones found at the Dragon Mine, is one of a number of possible indicators of the possible presence of an underground, copper-gold porphyry.  We are currently evaluating the feasibility of exploring for a potential copper-gold deposit at the Dragon Mine.  If we decide to pursue such exploration activities, we can provide no assurance that our exploration activities will be successful.

PROPERTIES HELD FOR SALE

Shoshone County, ID

We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, including the Atlas Mine, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho.  At December 31, 2011, this property was classified as held for sale.  We are actively seeking to sell our properties in Idaho, however, we cannot provide any assurances that we will be able to do so.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in exhibit 95 to this 10-K.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices for Our Common Stock

Our common stock is quoted on the OTCBB under the symbol “AMNL.”  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Year 2011		Year 2010
	High	Low	High	Low
First Quarter	$0.83	$0.71	$0.93	$0.59
Second Quarter	$1.78	$0.82	$1.08	$0.71
Third Quarter	$2.10	$1.30	$1.06	$0.75
Fourth Quarter	$1.70	$1.07	$0.87	$0.62

Record Holders

As of December 31, 2011, there were approximately 1,535 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 1999, we have never declared or paid any cash dividend on our common stock.  We are not subject to any restrictions or limitations relating to the declaration or payment of dividends other than those imposed by state corporate laws applicable to corporations generally.

Equity Compensation Plans

In June 2008, as compensation for his work as Chief Executive Officer, Michael Lyon was granted 50,000 options to purchase common stock with an exercise price of $0.65 per share and a term of 5 years.  The options vest monthly over a 12-month period beginning June 2008.

In August 2008, as compensation for his work as Chief Executive Officer, Michael Lyon was granted 25,000 options to purchase common stock with an exercise price of $0.71 per share and a term of 5 years.  The options vest monthly over a 12-month period beginning August 2008.

In October 2008, Mr. Morris D. Weiss, a former director, was named the Company’s Chief Restructuring Officer for a period of six months and, as part of his agreement with us, was granted 550,000 options to purchase common stock with an exercise price of $0.70 per share and a term of 10 years.  250,000 of these options vested upon the appointment of Mr. Weiss as Chief Restructuring Officer and the remaining 300,000 options vested at the conclusion of his term as Chief Restructuring Officer.  In May 2009, Mr. Weiss was granted an additional 100,000 options an exercise price of $0.70 per share and a term of 10 years for work related to a class action settlement.  As of the date of this report, the 100,000 have fully vested.

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

In April 2009, as compensation per the terms of a consulting agreement, Rubenstein Investor Relations was granted 100,000 options to purchase common stock that have an exercise price of $0.35 and a term of five years.  The options have vested.

In October 2009, as compensation related to his election as Chairman of the Board of Directors, John Levy was granted 125,000 options to purchase common stock that have an exercise price of $0.70 per share and a term of five years.  The options have vested.

In October 2009, as compensation for acting as agent related to a financing, Rodman & Renshaw, LLC was granted 160,000 warrants to purchase common stock with an exercise price of $1.00 per share and a term of five years.  The warrants have vested.

In February 2010, as compensation related to his position as Chief Technical Officer, Chris DeArmitt was granted 213,402 warrants to purchase common stock that have an exercise price of $0.78 per share and a term of five years.  The warrants have vested.

In March 2010, as compensation related to his position as Chairman of the Board of Directors, John Levy was granted 60,000 options to purchase common stock that have an exercise price of $1.00 per share and a term of five years.  The options have vested.

In October 2010, as compensation fro acting as agent related to a financing, Tejas Securities, Inc. was granted 180,000 warrants to purchase common stock that have an exercise price of $1.00 per share and a term of five years.  The warrants have vested.

In October 2010, as part of work provided per the terms of consulting agreement related to the marketing of certain non-core assets, the Company granted Victor Lazarovici 139,340 warrants to purchase common stock that have an exercise price of $0.75.  The warrants have vested.

In February 2011, as part of the extension of its Management Agreement with the Company, Material Advisors, LLC was granted 2,904,653 options to purchase common stock that have an exercise price of $0.83 per share and a term of 10 years.  The options have vested.

In January 2011, as part of work provided per the terms of consulting agreement related to the marketing of certain non-core assets, the Company granted Victor Lazarovici 124,481 warrants to purchase common stock that have an exercise price of $0.80.  The warrants have vested.

In February 2011, as compensation related to his position as Chairman of the Board of Directors, John Levy was granted 100,000 options to purchase common stock that have an exercise price of $0.83 per share and a term of five years.  The options have vested.

In February 2011, as compensation related to his position as work performed as Chairman of the Executive Committee, Evan Stone was granted 200,481 options that have an exercise price of $0.83 per share and a term of five years.  The options have vested.

In April 2011, as part of an engagement of Dahlman Rose & Co. as its financial advisors, granted it 461,340 options to purchase common stock with an exercise price of $1.15 per share and a term of ten years.  The options have vested.

In August 2011, the Company issued to Chris DeArmitt, it Chief Technology Officer, 54,367 warrants to purchase common stock that have an exercise price of $2.00 per share and a term of five years.  The options were granted in lieu of a portion of cash salary Mr. DeArmitt was due per the terms of his employment agreement.  The options have vested.

In August 2011, as compensation related to his position as General Counsel of the Company, William Gleeson was granted 900,000 options to purchase common stock that have an exercise price of $1.90 per share and a term of ten years.  The options vest equally over a thirty-sixth month period beginning August 2011.

Equity Compensation Information
As of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	-0-

Equity compensation plans
not approved by security holders	13,021,341	$0.85	-0-

Total	13,021,341	$0.85

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG APPLIED MINERALS, INC.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Applied Minerals, Inc.	$100	$54	$10	$39	$54	$86
Russell Microcap ® Index	$100	$91	$55	$68	$88	$79
S&P Metals & Mining Index	$100	$142	$57	$108	$144	$104
* Cumulative return assumes a $100 investment of each respective security at December 31, 2006

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2011	2010	2009	2008	2007
Revenue	$92.0	$0	$0	$0	$0
Income (loss) from continuing operations	$(7,529.2)	$(4,891.5)	$(6,701.5)	$(6,215.7)	$(4,700.1)
Net income (loss)	$(7,534.9)	$(4,767,7)	$(6,766.2)	$(5,420.4)	$(1,681.7)
Income (loss) from continuing operations - basic	$(0.10)	$(0.07)	$(0.11)	$(0.11)	$(0.09)
Net income (loss) - basic	$(0.10)	$(0.07)	$(0.11)	$(0.10)	$(0.03)
Income (loss) from continuing operations - diluted	$(0.10)	$(0.07)	$(0.11)	$(0.11)	$(0.09)
Net income (loss) - diluted	$(0.10)	$(0.07)	$(0.11)	$(0.10)	$(0.03)
Cash and equivalents	$10,170.5	$1,642.3	$1,584.9	$903.0	$1,210.6
Total assets	$12,874.8	$4,215.1	$4,005.3	$4,506.1	$6,271.6
Long-term liabilities	$97.8	$5,055.0	$2,257.3	$1,357.9	$705.9
Shareholders’ equity (deficit)	$8,828.4	$(1,561.3)	$310.6	$2,197.0	$4,517.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Applied Minerals, Inc. is a leading global producer of halloysite clay used in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company operates the Dragon Mine located in Juab County, Utah, the only commercial source of halloysite clay in the western hemisphere.  We believe that the only source of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.

Since January 1, 2011 we have sold approximately $93,000 of halloysite clay to two companies that are using it in the production of a number polymer-based applications.   We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each.  We also differntiate our halloysite products based on color.  At times we surface treat our product to achieve certain performance characteristics required by customers products.  There are approximately 300 companies in various stages of testing halloysite clay products.

There have been no sales of iron ore.  We intend to market the goethite and the hematite as iron ore pigments.

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

Accounting Standards Codification
The Financial Accounting Standards Board (the “FASB”) has compiled the “Accounting Standards Codification” (the “ASC” or “Codification”), which is a new structure that takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is the single source of authoritative generally accepted accounting principles in the United States.  All guidance included in the Codification is considered authoritative and at December 31, 2011, we had adopted such guidance.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At December 31, 2011 and 2010, all costs associated with the Dragon Mine have been expensed.

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

We have adopted the provisions of FASB ASC 505-50 and FASB ASC 718-10-50 where compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors.  Accordingly, compensation expense has been recognized for vesting of options and warrants to consultants and directors in the accompanying statements of operations.

We account for the issuance of equity instruments (including options and warrants) to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments).  ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010.  The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

The Dragon Mine property has yet to produce any material revenue and, as such, the Company generated no material revenue or gross profit for the twelve months ended December 31, 2011 and 2010.

Total revenue for the twelve months ended December 31, 2011 was approximately $93,000 compared to $0 for the comparable period in 2010.  We sold our Dragonite product to two customers who used it in polymer applications.

Total operating expenses for the twelve months ended December 31, 2011 were approximately $7,179,500 compared to approximately $4,807,500 for the comparable period in 2010, an increase of $2,372,000, or approximately 49.3%.  The increase was driven by a $612,100, or 26.5%, increase in exploration costs and a $1,770,800, or 71.1%, increase in general and administrative expense, and a $2,100 decline in the gain from the disposition of land and equipment, partially offset by the elimination of a $13,100 loss on the impairment of equipment.

Exploration expenses for the twelve months ended December 31, 2011 were approximately $2,919,300 compared to approximately $2,307,200 during the same period ended December 31, 2010.  The increase of 26.5% was due primarily to a $299,700, or 51.2%, increase in safety, diesel, explosives, ground support expense, materials, and utilities expense due to an increase in drilling activity at the mine, a $294,800, or 70.8%, increase in wages due to an increase in both activity and rates paid to the Company’s mining staff, an $86,400, or 54.7%, increase in depreciation expense due to an increase in mining equipment owned by the Company, an $84,100, or 60.1%, increase in contract testing expense due to an increase in certain iron ore exploration activity, a $62,700, or 71.8%, increase in workers’ compensation expense due to the increase in payroll this period, the incurrence of $62,600 of employee health insurance costs that were not provided in 2010, and a $60,500, or 71.7%, increase in equipment maintenance expense related to the increase in the size of the Company’s fleet of mining equipment, all partially offset by a $285,800  decrease in professional consulting expense related to a general decline in exploration activity at the mine.

General and administrative expense for the twelve months ended December 31, 2011 was approximately $4,261,200 compared to $2,490,300 for the comparable period in 2010.  The increase of 71.1% was driven primarily by a $1,839,100, or 493.8%, increase in non-cash compensation expense related to the issuance of options and warrants to certain employees and consultants during 2011, and a $167,800, or 90.2%, increase in corporate payroll due, primarily, to the hiring of a General Counsel, all partially offset by a $190,000, or 51.2%, decline in legal expense due to a decrease in the need for outside counsel related to the review of SEC filings, contract reviews and other legal-related matters, and a $20,000 decline in director-related expense.  During 2011 and 2010, the Company paid a management fee of $1.0 million to Material Advisors, LLC to provide the Company services customarily provided by senior management including, but not limited to, the services of the Chief Executive Officer.  Of the $1.0 million paid to Material Advisors, LLC, approximately $532,000 was spent on compensation and benefits for the managerial personnel provided to the Company and approximately $468,000 was spent on costs related to the business such as marketing, travel, entertainment, the renting and equipping of a corporate office in New York, N.Y., and the salary and benefits associated with providing the Company a Chief Financial Officer.

Our net loss from exploration stage before discontinued operations for the year ended December 31, 2011 was approximately $7,424,600 compared to approximately $4,891,500 for the same period ending December 31, 2010, an increase of $2,533,000.  The increase was due to a net increase in operating expense of $2,372,000 (as described above), an increase in interest expense of approximately $139,600 due to an increase in the average balance of our PIK Notes, which we converted into common stock in October 2011, the elimination of a $145,000 gain resulting from the forfeiture of a stock award in 2010, a $143,800 increase in amortization of deferred financing costs, and a $232,100 decline in the gain on the settlement of certain debts, all partially offset by a $225,000 gain on the revaluation of warrants, the elimination of $292,200 of expense related to a legal settlement, an increase $12,400 in gross profit.

Total operating expenses for the twelve months ended December 31, 2010 were approximately $4,807,500 versus $6,025,300 for the comparable period in 2009, a decrease of $1,217,800 or approximately 20.2%.  The decrease was driven by a $2,193,600, or 46.8%, decline in general and administrative expense and a $29,000, or 69.0%, decline in the loss on impairment of equipment, partially offset by a $1,007,400, or 77.5%, increase in exploration expense.

Exploration expenses for the twelve months ended December 31, 2010 were approximately $2,307,200 compared to approximately $1,299,800 for the same period ended December 31, 2009.  The increase of 77.5% was due primarily to a $290,000 increase in geological consulting expense, a $235,000 increase in wages and benefits for employees at the Dragon Mine, a $136,000 increase in contract testing expense, an $80,000 increase in equipment lease expense, a $61,000 increase in shipping expense, a $60,000 increase in utilities, a $56,000 increase in mining supplies and fuel consumption, and a $42,000 increase in depreciation expense.  The increase in these costs was driven by an increased level of activity at the Dragon Mine resulting from the Company’s need to increase the production of halloysite in preparation for potential commercial-sized orders.

General and administrative costs for the twelve months ended December 31, 2010 were approximately $2,490,300, versus approximately $4,683,900 in the comparable period in 2009.  The 46.8% decrease was driven primarily by a $1,655,000 decline in legal fees, a $335,000 decrease in consulting fees related to product development, and a $118,000 decline in corporate payroll-related expense.  The decline in legal expense was driven primarily by the elimination of certain legal services related to becoming SEC-compliant with our financial reporting, settling a class action lawsuit and filing documents related to the registration of stock.  Total legal expense for 2009 and 2010 were $2,054,100 and $370,800, respectively.  During the year 2009, we spent approximately $1.8 million on legal matters related to the resolution of an SEC investigation into the actions of the Company’s previous management, the resolution of a class action lawsuit filed against the Company, and general corporate matters including, but not limited to, bringing the Company into full reporting compliance with the SEC, drafting and filing the 2009 Proxy Statement, and drafting and filing the Form S-1 to register the sale of certain securities

During the year 2010, we spent approximately $310,000 on general corporate matters related to review of financial reports and related SEC filings, drafting and filing our 2010 Proxy Statement, and the drafting and filing of Form S-1 to register the sale of certain securities.  The remainder of legal expenses in 2010 was related to the filing of certain patents (approximately $30,000) and fees related to mediation with one of our law firms (approximately $20,000).  We expect legal fees incurred in 2011 to be lower than those incurred in 2010 as the Company continues to reduce its reliability on outside legal counsel.  During 2010 and 2009, the Company paid a management fee of $1.0 million to Material Advisors, LLC to provide the Company services customarily provided by senior management including, but not limited to, the services of the Chief Executive Officer.  Of the $1.0 million paid to Material Advisors, LLC, approximately $559,500 was spent on compensation and benefits for the managerial personnel provided to the Company and approximately $440,500 was spent on costs related to the business such as marketing, travel, entertainment, the renting and equipping of a corporate office in New York, N.Y., and the salary and benefits associated with providing the Company a Chief Financial Officer.

Our net loss before discontinued operations for the year ended December 31, 2010 was approximately $4,891,500 compared to approximately $6,701,500 for the same period ending December 31, 2009, a decrease of $1,810,000.  The decrease was due to a net decrease in operating expense of $1,217,800 (as described above), a decrease in interest expense of $62,500 due to a net reduction in the outstanding balance of the Company’s 10% PIK Convertible-Election Notes due 2018, a $361,000 decline in the amortization of the debt discount related to certain 10% PIK-Election Convertible Notes due 2018, a reduction in the loss on the revaluation of stock awards of $128,500, the recognition of a $145,000 gain related to the forfeiture of a stock award granted to a previous CEO of the Company, the recognition of a $333,500 gain related to the reduction of an outstanding legal expense payable through a mediated settlement, partially offset by a $411,000 increase in expense related to the settlement of a class action lawsuit.

The Company classified its contract mining business as a discontinued operation on December 31, 2008.  Net loss from discontinued operations was approximately $5,800 for the twelve months ended December 31, 2011 compared to net income of approximately $123,800 in the comparable period in 2010, a decline of $129,600.  The decline in net income was driven by the elimination of $252,800 in revenue resulting from the recovery of certain accounts receivable previously written off, a $23,900 impairment of the Company’s Park Copper & Gold subsidiary, all partially offset by a $122,000 decline in the impairment of certain assets.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2011 our activities have been financed primarily the sale of equity securities as needed.  Our current asset and debt structure is explained below.  We may have to raise additional capital in 2012 through the sale of equity and the disposal of certain non-core assets to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities and/or the assumption of debt, our ability to fund our operations may be severely impaired.

Our total assets as of December 31, 2011 were approximately $12,874,800 compared to approximately $4,215,100 as of December 31, 2010, or an increase of approximately $8,659,700.  For the year ended December 31, 2011, the Company increased its current assets by approximately $8,638,600 primarily through the sale of shares of the Company’s common stock.  During March 2011 the Company sold 2,812,500 shares of common stock for $2,250,000 in cash.  During April 2011 the Company sold 150,000 shares of common stock for $135,000 in cash.  During June 2011 the Company sold 1,250,000 shares of common stock for $2 million in cash.  During December 2011 the Company sold 10 million shares of common stock and a warrant to purchase 5 million shares of common stock for $2.00 per share for $10 million in cash.  The Company reduced its long-term assets by approximately $21,100 through a $172,900 increase in net property and equipment partially offset by a $151,800 decrease in deferred financing costs.

Total liabilities were approximately $4,046,400 at December 31, 2011 compared to $5,776,500 at December 31, 2010.  Total current liabilities were approximately $3,948,600 at December 31, 2011 versus $721,500 at December 31, 2010.  The $3,227,100 increase was due primarily to a $3,355,000 warrant derivative resulting from a December 2011 capital raise and a $47,000 increase in stock awards payable, partially offset by a $157,900 decline in the current portion of leases payable.  Total long-term liabilities were approximately $97,800 at December 31, 2011 compared to $5,055,000 at December 31, 2010.  The $4,957,200 decrease was due primarily to the conversion of 4,683,600 principal amount of 10% PIK-Election Notes due 2018 into shares of common stock during October 2011 and a $361,300 reduction in notes payable related to the settlement, in December 2011, of a note payable to a law firm.

Our principal source of cash flow during the 2011 was primarily from the sale of 14,962,500 shares of common stock and a warrant to purchase 5 million shares of common stock for $2.00 per share.  We expect to rely on credit facilities and public or private sales of equity for additional cash flow until we produce enough revenue to fund our operations with internally generated cash flow.

Cash flows used by operating activities for the twelve months ended December 31, 2011 totaled approximately $4,699,700 compared to $4,182,000 for the same period in 2010, an increase of $517,700.  This increase in the use of cash was driven primarily by a $2,714,900 increase in net loss, a $225,000 non-cash gain related to the revaluation of stock warrants, a $119,200 decrease in cash generated from discontinued operations, and a $101,400 non-cash gain related to the settlement of debts all partially offset by a 1,846,700 increase in non-cash expense related to the fair value of warrants and options issued to consultants and directors, a $152,900 increase in cash generated from an increase in the balance of accounts payable and accrued expenses, the elimination of a $145,000 non-cash gain on a stock award forfeiture, a $143,900 increase in amortization of deferred financing costs, a $104,500 increase in non-cash interest paid through the issuance of PIK Notes, a $90,100 increase in cash generated from the collections of accounts receivable, an $85,700 increase depreciation expense, and an $53,400 increase in non-cash expense related to the issuance of stock to directors and consultants.

The cash used by investing activities for the twelve months ended December 31, 2011 was approximately $270,400, compared to $21,700 of cash generated by such activities in the same period in 2010, a difference of $292,100.  This difference was attributed to a net increase of $227,300 used to purchase property and equipment, a decline of $149,000 in cash proceeds generated from the sale of assets, partially offset by a $70,700 decrease in cash used for land improvement.

Cash flow from financing activities for the twelve months ended December 31, 2011 was approximately $13,498,300 compared to approximately $4,217,800 for the same period in 2010.  The increase in cash generated from financing activities was due primarily to the sale of 14,212,500 shares of common stock and a warrant to purchase 5 million shares of common stock for $2.00 per share for total proceeds of $14,185,000 in cash (net of $200,000 of advisory fees), the elimination of a $170,000 payment related to the forfeiture of stock, $141,900 of proceeds from the issuance of notes payable, all partially offset by a $369,400 increase in payments of notes payable and the elimination of $115,000 of proceeds from an insurance settlement.

Our total assets as of December 31, 2010 were approximately $4,215,100 compared to $4,005,300 as of December 31, 2009, or an increase of $209,800.  For the year ended December 31, 2010, the Company increased its current assets by approximately $149,900 primarily through the raising of cash through the sale of $4.55 million of 10% PIK-Election Convertible Notes due 2018 and reduced its long-term assets by $9,500 through a $271,500 increase in property and equipment (through the transfer of assets from held for sale to operations, and then impaired to market value), and an increase in deferred finance costs, net of amortization of $146,900, partially offset by the transfer of approximately $428,000 of assets-held-for-sale back to operations.

Total liabilities were approximately $5,776,500 at December 31, 2010 compared to approximately $3,694,700 at December 31, 2009.  Current liabilities were approximately $721,500 at December 31, 2010 versus approximately $1,437,400 at December 31, 2009.  The $715,900 decrease was due primarily to a $781,400 decrease in accounts payable and accrued liabilities resulting from a pay down of $480,000 payables related to a third-party processor and other vendors, the write-down of approximately $300,000 of accrued legal expenses, and the reduction in a stock award payable of $123,000, partially offset by a $133,400 increase in notes payable related to the structuring of a mediated settlement agreement of legal expenses and a $152,300 increase in leases payable related to the financing of additional equipment.  Long-term liabilities totaled approximately $5,055,000 at December 31, 2010 compared to approximately $2,257,300 at December 31, 2009.  The $2,449,200 increase was due primarily to a $361,300 increase in notes payable due to the structuring of a mediated settlement related to accrued legal expenses and a $2,449,200 increase in outstanding 10% PIK-Election Convertible Notes due 2018 related to the sale of $4,550,000 million of 10% PIK-Election Notes due 2018 during 2010, partially offset by the conversion of approximately $2,100,000 of 10% PIK-Election Notes due 2018.

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

Cash flows used by operating activities for the twelve months ended December 31, 2010 was approximately $4,182,000 compared to approximately $4,454,800 for the same period in 2009, a decrease of $272,700.  This decrease in the use of cash was driven by a $1,316,300 decline in cash loss, partially offset by a $234,800 decline in cash generated from the change in operating assets and liabilities, a $440,100 decline in cash generated from the change in accounts payable and accrued liabilities, and a $368,700 decline in cash generated from discontinued operations.

The cash generated by investing activities for the twelve months ended December 31, 2010 was approximately $21,700 compared to approximately $307,400 of cash generated by such activities in the same period in 2009, a decline of $285,700.  This difference was attributed to a $429,700 decline in cash generated from discontinued operations, partially offset by a $62,500 decline in purchases of equipment and vehicles, and a $150,000 increase in proceeds from assets sales.

Cash flow from financing activities for the twelve months ended December 31, 2010 was approximately $4,217,800 compared to approximately $4,829,200 for the same period in 2009, a difference of $611,400.  The decline is cash generated from financing activities was due primarily to a $500,000 decline in proceeds generated through the sale of PIK Notes, a $170,000 payment to a former executive related to the forfeiture of stock, and a $124,100 decline in proceeds generated through creation of notes payable, partially offset by the receipt of a $115,000 insurance settlement.

ISSUANCE OF CONVERTIBLE DEBT

In December 2008, April 2009, May 2009, July 2009, October 2009, May 2010 and October 2010, the Company sold to accredited investors, in aggregate, $10,600,000 principal amount of Series 10% PIK-Election Convertible Notes due 2018 (the “Notes”) at a conversion prices of between $0.35 and $1.00 per share (the “Conversion Price”) and entered into a Registration Rights Agreement in connection with the shares of common stock to be issued upon conversion of the Notes.  The principal under the Notes is due December 15, 2018 subject to earlier acceleration or conversion of the Notes as described below.  The Notes bear interest at the rate of 10% per annum payable (including by issuance of additional in kind notes) semi-annually in arrears on June 15 and December 15 of each year commencing June 15, 2009.  On November 13, 2009, the December 2008, April 2009 and May 2009 Notes were converted into 10,513,809 shares of common stock.  On February 8, 2010, the July 2009 Notes were converted into 324,191 shares of common stock.  On June 22, 2010, the October 2009 Notes were converted into 2,133,307 shares of common stock.  On May 17, 2011 the May 2010 Notes were converted into 1,654,725 shares of common stock.  On October 25, 2011 the October 2010 Notes were converted into 3,365,170 shares of common stock.  At December 31, 2011 there were no 10% PIK-Election Notes due 2018 outstanding.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are included herein at Item 16. Financial statement schedules are omitted as they are not applicable or the information required is included in the Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2011 and 2010, there were no disagreements with our independent registered public accounting firm.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2007.  We determined that the Company did not have sufficient control over the closing process and could not prepare its financial statements, footnotes and 10-K disclosures in a timely fashion.  This weakness resulted in significant last minute changes to the Company’s financial reports and Form 10-K which could have resulted in material errors in the financial reports and 10-K.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the chief executive officer and principal financial officer, concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2011. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PMB Helin Donovan, our independent registered public accounting firm, as stated in their report, which is included herein.

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

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a number of material weaknesses in  high to low risk processes and a number of significant deficiencies in high to low risk processes within high risk areas of financial statement control.   Despite the existence of the material weaknesses, we believe that our financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2011 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm has tested our internal control over financial reporting evaluation process and has provided an adverse opinion on the Company’s control over financial reporting audit report.

As of December 31, 2011, the following material weaknesses in our internal controls over financial reporting were identified:

Material Weaknesses

1.	Certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion;
2.	Certain controls were not effective to ensure that all expenses were accurately categorized;
3.	The Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and
4.
Management determined there was an insufficient number of personnel with appropriate technical   accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions. This resulted in audit adjustments, which are material in the aggregate and necessary to present the annual audited  financial statements in accordance with generally accepted accounting principles. In light of the actual audit adjustments required and the effect on the account balances and related disclosures in the financial statements management determined there is a more than a remote likelihood that material misstatement could occur and not be detected in the Company's interim or annual audited  financial statements.

The above material weaknesses resulted in post-closing adjustments, which impacted accrued expenses, accounts receivable, and stockholders’ equity.  These material weakness, if not remediated, could result in misstatements to any of our financial statement accounts which would result in a material misstatement of our annual or interim consolidated financial statements which would not be prevented or detected.

Changes in Internal Controls over Financial Reporting

Management, with the participation of the principal executive officer and principal financial officer, is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting.  Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

1.	Management is conducting a search for a permanent Chief Accounting Officer who has particular experience remediating the inadequate controls exhibited by the Company;
2.
Management hired a CPA firm in late 2011 to assume its bookkeeping function from its soon-to-be-closed Idaho office, which, we believe, will result in a significant improvement in the accurate and timely recording of transactions; and

3.	Management expects to hire additional accounting personnel as it grows its business and generates the cash flow necessary to make such hires.

ITEM 9B.                      OTHER INFORMATION

None.
PART III
ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant and corporate governance is incorporated herein by reference from our 2012 Proxy Statement or will be set forth in an amended Form 10-K.

ITEM 11.                      EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from our 2012 Proxy Statement or will be set forth in an amended Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and relate stockholder matters is incorporated herein by reference from our 2012 Proxy Statement or will be set forth in an amended Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

Information regarding certain relationships, related transactions and director independence is incorporated herein by reference from our 2012 Proxy Statement or will be set forth in an amended Form 10-K..

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to our principal accountant and our Audit Committee’s pre-approval policies and procedures is incorporated herein by reference from our 2012 Proxy Statement or will be set forth in an amended Form 10-K.

ITEM 15.                      EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
4.1	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued December 30, 2008	(3)
4.2	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued April 7 – 9, 2009	(4)
4.3	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 1, 2009	(5)
4.4	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued July 28, 2009	(6)
4.5	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued October 26, 2009	(7)
4.6	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued May 17, 2010	(8)
4.7	Form on 10% PIK Election Convertible Note and related Registration Rights Agreement issued October 25, 2010	(9)
10.1	Lyon Employment Agreement	(10)
10.2	Amendment to Lyon Employment Agreement	(11)
10.3	Compensation arrangements of directors	(12)
10.4	Amendment to compensation arrangements of directors	(13)
10.5	Compensation arrangements of director Taft	(14)
10.6	Consulting Agreement with Morris Weiss	(15)
10.7	Additional Consulting Agreement with Morris Weiss	(16)
10.8	Ronald Price separation agreement	(17)
10.9	Agreement with Material Advisors LLC	(18)
10.10	Agreement for Appointment of Agent for the Sale of Assets with AAMCOR LLC	(19)
10.11	Settlement Agreement (“Class Action Settlement Agreement”) with the lead plaintiffs in the class action In Re Atlas Mining Company Securities Litigation	(20)
10.12	Settlement Agreement with William Jacobson	(21)
10.13	Settlement Agreement with Robert Dumont	(22)
10.14	Terms of private placements of securities	(23)
10.15	2012 Management Agreement
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
95	Mine Safety Discloure

1)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 3, 20009

2)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K filed November 3, 2009.

3)	Incorporated by reference to exhibits 99.2 and 99.3 included in the Registrant's Current Report on Form 8-K filed January 7, 2009.

4)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed April 10, 2009

5)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 4, 2009.

6)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed July 28, 2009.

7)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed October 26, 2009.

8)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed May 20, 2010.

9)	Incorporated by reference to exhibits 99.1 and 99.2 included in the Registrant's Current Report on Form 8-K filed October 28, 2010.

10)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on July 3, 2008

11)	Incorporated by reference to Item 8.01included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

12)	Incorporated by reference to Item 5.02 (ii) and (iii) included in the Registrant's Current Report on Form 8-K filed on January 17, 2008

13)	Incorporated by reference to Item 8.01 included in the Registrant's Current Report on Form 8-K filed on October 2, 2008

14)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on October 22, 2008

15)	Incorporated by reference to exhibit 99.4 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009

16)	Incorporated by reference to Item 5.02 included in the Registrant's Current Report on Form 8-K filed on May 4, 2009.

17)	Incorporated by reference to exhibit 10.11 in the Registrant’s Form 10-K filed on July 28, 2009

18)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed on January 7, 2009

19)	Incorporated by reference to exhibit 10.13 in the Registrant’s Form 10-K filed on July 28, 2009

20)	Incorporated by reference to exhibit 10.14 in the Registrant’s Form 10-K filed on July 28, 2009

21)	Incorporated by reference to exhibit 10.15 in the Registrant’s Form 10-K filed on July 28, 2009

22)	Incorporated by reference to exhibit 10.16 in the Registrant’s Form 10-K filed on July 28, 2009

23)
Incorporated by reference to Items 3.02, 8.01, 8.01,2.03, 2.03, 2.03 and 2.03 included in the Registrant's Current Reports on Form 8-K filed on January 16, 2009, May 29, 2008, September 29, 2008, January 7, 2009, April 10, 2009, May 4, 2009, October 26, 2009, May 20, 2010, October 28, 2010, March 31, 2011, April 18, 2011, June 27, 2011, and December 27, 2011.

PART IV

ITEM 16.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3 – F-4

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 31, 2011, 2010, and 2009	F-5 – F-7

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009	F8

Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009	F-9 – F-10

Notes to Consolidated Financial Statements	F-11 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Applied Minerals, Inc.:

We have audited the accompanying balance sheets of Applied Minerals, Inc. (the “Company”) (exploration stage company) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011, 2010 and 2009, and the cumulative period from inception (January 1, 2009) through December 31, 2011.  Applied Minerals, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Minerals, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Minerals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the management’s of the  effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting .

PMB Helin Donovan, LLP
/s/PMB Helin Donovan, LLP

Seattle, Washington

March 15, 2012

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Current Assets
Cash and cash equivalents	$10,170,536	$1,642,340
Accounts receivable, net of allowance of $11,938 and $0 at December 31, 2011 and 2010, respectively	20,464	61,275
Mining supplies inventory	-0-	3,503
Deposits and prepaid expenses	333,447	178,738
Total Current Assets	10,524,447	1,885,856

Property and Equipment
Land and tunnels	500,000	523,729
Land improvements	164,758	164,758
Buildings	455,906	432,997
Mining equipment	975,164	588,523
Milling equipment	336,146	333,483
Laboratory equipment	67,728	67,728
Office furniture and equipment	34,643	27,419
Vehicles	100,800	75,013
Less: Accumulated Depreciation	(729,969)	(481,364)
Total Property and Equipment	1,905,176	1,732,286

Other Assets
Assets held for sale	445,180	450,042
Deferred financing cost	-0-	146,939
Total Other Assets	445,180	596,981

TOTAL ASSETS	$12,874,803	$4,215,123

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Current Liabilities
Accounts payable and accrued liabilities	$291,142	$266,139
Liabilities from discontinued operations	-0-	1,152
Stock awards payable	127,000	80,000
Current portion of notes payable	165,375	206,209
Current portion of leases payable	10,094	167,956
Warrant derivative	3,355,000	-0-
Total Current Liabilities	3,948,611	721,456

Long-Term Liabilities
Long-term portion of notes payable	-0-	361,295
Long-term portion of leases payable	97,769	10,094
Convertible debt (PIK Notes)	-0-	4,683,624
Total Long-Term Liabilities	97,769	5,055,013

TOTAL LIABILITIES	4,046,380	5,776,469

Commitments and Contingencies	-0-	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	-0-	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 89,119,405 and 69,704,393
shares issued and outstanding at December 31, 2011
and December 31, 2010, respectively	89,120	69,704
Additional paid-in capital	47,765,350	29,860,041
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(19,016,551)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	8,828,423	(1,613,666)
Non-controlling interest	-0-	52,320
Total Stockholders’ Equity (Deficit)	8,828,423	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$12,874,803	$4,215,123

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS
						For the Period
						January 1, 2009
						(Beginning of
						Exploration
	For the year ended					Stage) through
	December 31,					December 31,
	2011	2010		2009		2011

REVENUES	$92,952	$	- 0 -	$	- 0 -	$92,952
COST OF SALES	80,578		- 0 -		- 0 -	80,578
Gross Profit	12,374		- 0 -		- 0 -	12,374

OPERATING (INCOME)
EXPENSES:
Exploration costs	2,919,306		2,307,202		1,299,753	6,526,261
General and administrative	4,261,175		2,490,347		4,683,914	11,435,436
(Gain) loss from disposition
of land and equipment	(1,000)		(3,113)		(410)	(4,523)
Loss on impairment of
equipment	-0-		13,080		42,042	55,122
Total Operating Expenses	7,179,481		4,807,516		6,025,299	18,012,296

Net Operating Loss	(7,167,107)		(4,807,516)		(6,025,299)	(17,999,922)

OTHER INCOME (EXPENSE):
Interest income	1,176		957		448	2,581
Interest expense	(387,684)		(248,047)		(310,554)	(946,285)
Sale of clay samples	-0-		4,943		6,000	10,943
Refund of insurance premium	-0-		6,370		13,786	20,156
Gain on stock award forfeiture Gain(loss) on revaluation of warrants	-0-225,000		145,000-0-		-0--0-	145,000225,000
Gain (loss) on revaluation
of stock awards	(47,000)		(22,000)		(150,500)	(219,500)
Net proceeds (expenses)
from legal settlement	-0-		(292,238)		118,913	(173,325)
Amortization of deferred
financing costs	(146,939)		(3,061)		-0-	(150,000)
Amortization of convertible
debt discount	-0-		(2,194)		(363,147)	(365,341)
Gain on settlement of debt	101,380		333,502		-0-	434,882
Other income (expense)	(3,370)		(7,241)		8,855	(1,802)
Total Other Income (Expense)	(257,437)		(84,009)		(676,199)	(1,017,691)

Loss from exploration stage,
before income taxes	(7,424,544)		(4,891,525)		(6,701,498)	(19,017,613)
Provision (benefit) for
income taxes	-0-		- 0 -		- 0 -	-0-

Net Loss from Exploration Stage
Before Discontinued Operations	(7,424,544)		(4,891,525)		(6,701,498)	(19,017,613)

Net income (loss) from
discontinued operations	(5,772)		123,828		(64,674)	53,382

Net loss from exploration stage
after discontinued operations	(7,430,316)		(4,767,697)		(6,766,172)	(18,964,231)

Net income attributable to non-controlling
interest	(52,320)		-0-		-0-	(52,320)

Net Loss Attributable to
Applied Minerals, Inc.	$(7,482,636)		$(4,767,715)		$(6,766,172)	$(19,016,551)

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS (continued)
	For the year ended
	December 31,
	2011	2010	2009

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations	$(0.10)	$(0.07)	$(0.011)

Discontinued operations	-0-	- 0 -	- 0 -

Net Loss Per Share	$(0.10)	$(0.07)	$(0.11)

Weighted Average Shares Outstanding
(basic and diluted)	74,568,658	68,396,770	60,665,785

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
				For the Period
				January 1, 2009
				(Beginning of
				Exploration
	For the year ended			Stage) through
	December 31,			December 31,
	2011	2010	2009	2011

Net Loss	$(7,482,636)	$(4,767,715)	$(6,766,200)	$(19,016,551)

Change in Market Value of Investments	-0-	1,327	(1,327)	-0-

Net Comprehensive Loss	$(7,534,956)	$(4,766,388)	$(6,767,527)	$(19,016,551)

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
 (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2011, 2010, and 2009
		Common Stock		Accumulated	Accumulated	Other		Total
			Additional	Deficit Prior to	Deficit During	Comprehensive	Non-	Stockholders’
			Paid-In	Exploration	Exploration	Income	Controlling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance, January 1, 2009	59,215,628	$59,216	$22,096,327	$(20,009,496)	$ - 0 -	$(1,466)	$52,415	$2,196,996

Shares issued for directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of of common stock for conversion
of debt including accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of convertible debt discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock options and warrants
issued to directors and consultants	--	--	401,234	--	--	--	--	401,234

Net change in unrealized gain on
available for sale securities	--	--	--	--	--	139	--	139

Change in non-controlling interest	--	--	--	--	--	--	(77)	(77)
Net Loss					(6,766,200)			(6,766,200)
Balance, December 31, 2009	69,781,351	$69,781	$26,965,508	$(20,009,496)	$(6,766,200)	$(1,327)	$52,338	$310,604

Shares issued for directors fees	81,911	82	64,997	--	--	--	--	65,079

Issuance of common stock for conversion
of debt including accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Shares issued to related
parties relatingto forbearance agreement	427,714	428	320,358	--	--	--	--	320,786

Fair value of stock options and warrants
issued to directors and consultants	--	--	334,669	--	--	--	--	334,669

Shares canceled from
forfeiture agreed upon in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-controlling interest	--	--	--	--	--	--	(18)	(18)

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)
Balance, December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	--	52,320	(1,561,346)

Shares issued for
directors fees and other services	97,612	98	118,301	--	--		--	--	118,399

Issuance of common stock for conversion
of debt including accrued interest	5,019,895	5,020	5,014,875	--	--		--	--	5,019,895

Fair value of stock options and warrants
issued to directors and consultants	--	--	2,181,394	--	--		--	--	2,181,394

Shares issued for
cashless option and warrant exercise	47,505	48	(48)	--	--		--	--	--

Shares issued for cash	14,250,000	14,250	10,590,787	--	--		--	--	10,605,037

Impairment of consolidation	--	--	--	--			--	(52,320)	(52,320)

Net Loss	--	--	--	--	(7,482,636)		--	--	(7,482,636)
Balance, December 31, 2011	89,119,405	$89,120	$47,765,350	$(20,009,496)	$(19,016,551)	$	- 0 -	$-0-	$8,828,423
The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS

				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2011	2010	2009	December 31, 2011

Cash flows from operating activities:
Net loss	$(7,482,636)	$(4,767,697)	$(6,766,172)	$(19,016,551)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	248,605	162,859	123,733	535,197
Amortization of deferred financing costs	146,939	3,061	-0-	150,000
Amortization of discount – PIK Notes	-0-	2,194	365,340	367,534
Issuance of PIK Notes in payment of interest	342,884	238,399	282,587	863,870
Stock issued for director and consulting services	118,436	65,079	17,250	200,765
Fair value of warrants and options
issued to consultants and directors	2,181,394	334,669	401,234	2,917,297
Gain on revaluation of stock warrants	(225,000)	-0-	-0-	(225,000)
Loss on revaluation of stock awards	47,000	22,000	150,500	219,500
Gain on stock award forfeiture	-0-	(145,000)	-0-	(145,000)
(Gain) Loss on disposition of assets	(1,000)	(3,113)	(410)	(4,523)
Gain on settlement of debts	(101,380)	(333,502)	-0-	(434,882))
Other non-cash expense (income)	(28,587)	-0-	-0-	(28,587)
Provision for doubtful accounts	11,938	-0-	-0-	11,938
Loss on impairment of assets	4,862	19,977	42,042	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	28,873	(61,275)	44	(32,358)
Mining supplies inventory	3,503	(3,503)	-0-	-0-
Deposits and prepaid expenses	(12,801)	(33,196)	136,764	90,767
Increase (Decrease) in:
Accounts payable and accrued expenses	18,387	199,026	305,656	523,069
Net cash used by discontinued operations	(1,152)	118,011	486,680	603,585
Net cash used by operating activities	(4,699,735)	(4,182,011)	(4,454,752)	(13,336,498)

Cash flows from investing activities:
Purchases of land improvements	-0-	(70,729)	(2,194)	(72,923)
Purchases of equipment and vehicles	(271,387)	(60,104)	(122,580)	(454,071)
Proceeds from sale of assets	1,000	150,000	-0-	151,000
Net cash provided by discontinued operations	-0-	2,500	432,170	434,670
Net cash provided by investing activities	(270,387)	21,667	307,396	58,676

Cash flows from financing activities:
Payments on notes payable	(518,726)	(145,418)	(167,203)	(831,347)
Payments on leases payable	(167,956)	(131,764)	(121,274)	(420,994)
Proceeds from insurance settlement	-0-	115,000	-0-	115,000
Proceeds from notes payable	-0-	- 0 -	124,129	124,129
Proceeds from PIK notes payable	-0-	4,550,000	5,050,000	9,600,000
Net proceeds from sale of common stock
with attached warrant	14,185,000	-0-	-0-	14,185,000
Payments for forfeiture of stock	-0-	(170,000)	-0-	(170,000)
Net cash used by discontinued operations	-0-	-0-	(56,431)	(56,431)
Net cash provided by financing activities	13,498,318	4,217,818	4,829,221	22,545,357

Net increase (decrease) in cash	8,528,196	57,474	681,865	9,267,535
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001	903,001
Cash and cash equivalents at end of period	$10,170,536	$1,642,340	$1,584,866	$10,170,536
The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS
(Continued)
				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2011	2010	2009	December 31, 2011

Cash Paid For:
Interest	$58,056	$10,893	$17,587	$86,536
Income Taxes	$1,465	$550	$-0-	$2,015

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock	$5,019,895	$2,343,922	$4,095,921	$11,459,738
Equipment financed on lease	$-0-	$197,000	$-0-	$197,000
Prepaid insurance financed	$141,908	$-0-	$-0-	$141,908
Equipment financed with note payable	$173,838	$-0-	$-0-	$173,838

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Accounts Receivable
The Company records all trade accounts receivables upon completion of agreed upon terms and fulfillment, based on FOB shipping terms.  Trade receivables are reviewed periodically for collectability.  Any receivables deemed to be uncollectible will be written off against the allowance account, once all attempts to collect have been exhausted.  The Company defines trade receivables as past due when the receivable has exceeded the net terms by one calendar day.  At December 31, 2011 and 2010, the Company had trade receivables of $32,402 and $0, respectively.  There were allowances for doubtful accounts of $11,938 and -0- at December 31, 2011 and 2010, respectively.  At December 31, 2010, the Company had a $61,275 receivable resulting from the sale of a piece of equipment.

Amortizable Discount
Costs relating to obtaining financing are recorded as a discount on debt and amortized over the term of the related debt.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
All eligible cash balances were insured at December 31, 2011 and 2010.

Derivatives
A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“Embedded Derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to finance its operations involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and Embedded Derivatives, if applicable, are measured at fair value and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

Legal Costs
In the normal course of business, the Company will incur costs to engage and retain external legal counsel to advise management on regulatory, litigation and other matters.  Such legal costs are expensed as the related services are received.

Impairment of Assets
At December 31, 2011 the Company recognized $4,862 on the impairment of its timber properties held in discontinued operations.  At December 31, 2010, the Company recognized $13,080 of loss due to impairment of assets held in continuing operations, and $126,876 of loss on assets held for sale from impairment, which is included in a net gain or loss from discontinued operations.  Assets impaired at December 31, 2010 include mining equipment, milling equipment, and vehicles that the Company deemed to have no purpose in operations.  At December 31, 2009, the Company recognized $42,042 of loss due to impairment of assets held in continuing operations, and $82,547 of loss on assets held for sale from impairment, which is included in net loss from discontinued operations.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, line of credit, accounts payable, accrued liabilities and notes payable approximate fair value due to their short maturities.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At December 31, 2011, 2010 and 2009, all costs associated with the Company's mine have been expensed.

Non-Controlling Interest
The Company owned 53% of the outstanding stock of Park Copper and Gold Mining Company Limited (“Park Copper”), an Idaho corporation that holds several patented and unpatented mining claims near or adjacent to the Company’s property in North Idaho.  The financial information related to Park Copper was consolidated into the Company’s financial statements in 2010, which included an accounting for non-controlling interest.  At December 31, 2011 the investment in Park Copper was fully impaired.

Property and Equipment
Property and equipment are carried at cost.  Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Useful Life
Building	30 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 totaled $248,605, $162,859 and $123,733, respectively.

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

Revenue Recognition
The Company recognizes revenue for mined halloysite clay upon shipment and customer acceptance once a contract with a fixed and determinable fee has been established and collection is reasonably assured or the resulting receivable is deemed probable.

Stock Options
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees.  The plans are more fully described in Note 9.

Compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2007.  Accordingly, compensation expense of $2,181,394, $334,669 and  $401,234 has been recognized for vesting of options and warrants to consultants and directors in the accompanying statements of operations for the period ended December 31, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 3 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at December 31, 2011 and 2010 attributed to the discontinued operation are as follows:

	December 31,	December 31,
	2011	2010
Property and equipment	$445,180	$450,042
Total assets from discontinued operations	$445,180	$450,042

Liabilities at December 31, 2011 and 2010 attributed to the discontinued operations are as follows:

	December 31,		December 31,
	2011		2010
Accounts payable and accrued liabilities	$	- 0 -	$1,152
Leases Payable		- 0 -	- 0 -
Total liabilities from discontinued operations	$	- 0 -	$1,152

Income (loss) after discontinued operations for the years ended December 31, 2011, 2010 2009 was calculated as follows:

	Year ended December 31,
	2011		2010		2009
Revenues from discontinued operations	$	- 0 -	$	- 0 -	$	- 0 -
Cost of goods sold		- 0 -		- 0 -		- 0 -
General and administrative expenses		(910)		(12,962)		(36,354)
Payment of prior year income taxes		-0-		(550)		- 0 -
Collection of previously recorded bad debt		-0-		234,524		202,365
Gain on settlement of debts		-0-		27,192		- 0 -
Gain (Loss) on disposal of assets		-0-		2,500		(148,138)
Loss on impairment of assets		(4,862)		(126,876)		(82,547)
Income (loss) from discontinued operations		(5,772)		123,828		(64,674)
Income tax liability		- 0 -		- 0 -		- 0 -
Net income (loss) from discontinued operations		$(5,772)		$123,828		$(64,674)

During the year ended December 31, 2011 the mining and timber property located in northern Idaho was impaired by $4,862.  During the year ended December 31, 2010, the Company reviewed the assets held for sale and determined that certain items with a net book value of $301,085 would be reinstated to the Dragon Mine and used in exploration activities.  For the year ended December 31, 2010, an impairment of the remainder of equipment held for sale in the amount of $126,876 was recorded.  The book value of assets held for sale at December 31, 2011 and 2010 was $445,180 and $450,042, respectively.

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 4 – STOCK AWARD PAYABLE

In 2007 the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement. At the time of the grant in 2007, there were not enough unauthorized, unissued and available shares necessary to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it accordingly at the end of each period.  The Company continues to explore it options to resolve this outstanding issue.   For the year ended December 31, 2011, 2010, and 2009 the Company realized a loss on the revaluation of the remaining stock awards totaling $47,000, $22,000, and $58,000, respectively. At December 31, 2011 and 2010 the value of all outstanding stock awards was $127,000 and $80,000, respectively.  At December 31, 2011, the remaining stock award granted to Mr. Gaensbauer has not been issued.

NOTE 5 - NOTES AND LEASES PAYABLE

NOTES PAYABLE
Notes payable are detailed in the following schedules as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Note payable to legal firm due in monthly installments including interest at 10%. Debt was settled on December 30, 2011. (See Note 11)	$-0-	$497,699

Note payable to an insurance company due in monthly installments, including interest at 3%. The note matures in July 2012.	110,648	69,805

Note payable to a company for equipment due in monthly installments, including implied interest of 9.34%. The note matures in July 2014.	152,496	-0-

Convertible debt (PIK Notes), net of applicable discounts, payable to multiple note holders, at an annual interest rate of 10%. The notes mature in December 2018. (See Note 7)	-0-	4,683,624

Total Notes Payable	263,144	5,251,128
Less: Current Portion	(165,375)	(206,209)

Total Long-Term Liabilities	$97,769	$5,044,919

The following is a schedule by year of the future minimum note payments as of December 31, 2011:

2012	$165,375
2013	60,063
2014	37,706
Thereafter	-0-
Total Notes Payable	$263,144

CAPITAL LEASES
The Company is a lessee of certain equipment under capital leases that expire on various dates through March 2012. Terms of the leases call for monthly payments of $1,632 and $3,518 at an implicit interest rate of 9.34% per annum (the incremental borrowing rate).  The assets and liabilities under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets.  The assets are depreciated over their estimated useful lives.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 5 - NOTES AND LEASES PAYABLE (CONTINUED)

CAPITAL LEASES-CONTINUED
The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011:

2012	$11,932
Less: Amount Representing Interest	(205)
Present Value of Net Minimum Lease Payments	$11,727

The following is an analysis of the leased property under capital leases by major classes:

	December 31,
Classes of Property	2011	2010
Milling Equipment	$95,363	$162,052
Mining Equipment	-0-	197,000
Less: Accumulated Depreciation	(66,282)	(73,409)
Total assets under capital lease	$29,081	$285,643

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels: fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

During the year ended December 31, 2010, the Company determined that its available-for-sale investment was other than temporarily impaired and recorded a loss of $5,565.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at December 31,
Financial instruments	Level 1	Level 2	Level 3	2011	2010
Liabilities:
Stock awards payable	$—	$127,000	$—	$127,000	$80,000
Derivative instruments — Warrants	$—	$3,355,000	$—	$3,355,000	$—
Total	$—	$3,355,000	$—	$3,355,000	$—

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Fair value measurement using inputs
	December 31, 2011	December 22, 2011

Market price and estimated fair value of stock:	$1.27	$1.33
Exercise price:	$2.00	$2.00
Expected term (years):	5	5
Dividend yield	$-0-	$-0-
Expected volatility:	77%	77%
Risk-free interest rate:	.90%	.90%

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

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

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in October 2010 cannot be converted by the Company for one year from the date of issuance

During the year ended December 31, 2011, PIK Notes representing principal and accrued interest of $5,019,895 were converted by the Company into 5,019,895 shares of the Company’s common stock.

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs were being amortized over the term of the debt.  The Company amortizes the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs are immediately expensed.  As of December 31, 2011, 2010 and 2009, there was $-0- and $146,939 and $ -0-, respectively of deferred financing costs on Convertible PIK Notes.

Mandatory Conversion
In May 2011, the Company mandatorily converted the May 2010 convertible debt and unpaid interest.  Upon conversion, 1,654,725 shares of the Company’s common stock were issued for the conversion of the notes.

During October 2011, the Company exercised its option to mandatorily convert the principal plus accrued interest related to the convertible debt (PIK Notes) into the Company’s common stock.  On the date of conversion, 3,365,170 shares of common stock were issued, valued at a total of $3,365,170, of which $3,050,000 was principal and the remainder of $315,170 was accrued interest.  In addition, the related deferred financing costs were immediately amortized to zero as, at the time of mandatory conversion, the remaining convertible debt equaled $0.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At December 31, 2011, 2010 and 2009, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At December 31, 2011, 2010 and 2009, 89,119,405, 69,704,393 and 69,781,351 shares were issued and outstanding, respectively.

2011
During the year ended December 31, 2011, the Company issued a total of 97,612 shares of restricted, common stock to directors and consultants as payment of fees.  The value of such was recorded at $118,436.  During the year ended December 31, 2011, a warrant holder received 5,570 shares of the Company’s common stock through a cashless exercise.  During the year ended December 31, 2011 an option holder received 41,935 shares of the Company’s common stock through a cashless exercise.  Also during the year ended December 31, 2011, the Company sold a total of 14,250,000 shares of common stock at pricing between $1.25 and $1.53 per share, collecting a total of $10,805,000 less $230,000 of expenses related to the capital raised.  A portion of these shares was purchased by a related party. (See Note 13)

2010
During the year ended December 31, 2010, the Company issued a total of 40,606 shares of common stock to directors as payment of director’s fees.  The value of such shares was recorded at $30,000.

During the year ended December 31, 2010, the Company issued a total of 41,305 shares of common stock to outside consultants for the performance of services.  The value of such shares was recorded at $35,079.

During the year ended December 31, 2010, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest to 2,457,500 shares of common stock.

During the year ended December 31, 2010, the Company issued 427,714 shares of common stock to related parties as part of a forbearance agreement signed in connection with the shareholders’ class action lawsuit.  The value of such shares was recorded at $320,786.  See Note 13.

During the year ended December 31, 2010, the Company received shares from its former CEO who relinquished his rights to them as part of the settlement of the shareholders’ class action lawsuit.  The 3,044,083 shares of common stock were considered forfeited and returned to unissued shares.  The Company paid $170,000 related to the finalization of the share forfeiture and cancellation.  See Note 13.

During the year ended December 31, 2010, the Company filed an S-1 registration statement allowing for the registration of 12,981,412 shares of common stock some of which are issuable upon the conversion of 10% PIK Convertible Notes due 2018.

During the year ended December 31, 2010, the Company hired an outside firm to assist with the placement of convertible debt.  As a result, $150,000 of cash was paid as a finder’s fee and was recorded as a discount on debt and was being amortized over the term of the related debt. During 2011, 2010 and 2009 the discount on debt was expensed in the amount of $146,939, $3,061 and $-0-, respectively.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants
The Company issued 5,000,000 Warrants in connection with the December 22, 2011 Private Placement of 10,000,000 shares of common stock.  The strike price of these warrants is $2.00 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These Warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the balance sheet until they are exercised or expire or otherwise extinguished. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Common Shares and $3,580,000 to the Warrants.  The Company recognized a gain of $225,000 with the fair market valuation at December 31, 2011.  The fair market value of the Derivative Warrants at December 31, 2011 was $3,355,000

Outstanding Stock Warrants
The warrants issued during the year ended December 31, 2011, may be exercised by the warrant holder either by payment of cash per warrant, or through a cashless exercise whereby the warrant holder may exercise the warrant without exchange of cash, at a predefined rate of conversion where the warrant holder would typically receive less than the total number of underlying common shares within the warrant if a cashless exercise occurs. The formula for the cashless exercise is [(A – B)*(X)] divided by A where A is the volume-weighted average price on the trading day immediately preceding the date of the exercise; B is the exercise price of the warrant; and X is the number of shares of common stock issuable upon the exercise of the warrant.

During the year ended December 31, 2011, the Company granted 5,853,590 warrants to purchase the Company’s common stock with an average exercise price of $1.77.  Of the 5,853,590 warrants granted, 5,653,193 are vested at December 31, 2011, and the remaining 200,397 warrants will vest over 7 months, or through August 1, 2012.  The intrinsic value of the outstanding warrants at December 31, 2011 was $424,216.

During the year ended December 31, 2010, the Company issued stock warrants to two non-employee, unrelated consultants.  The warrants allow the warrant holders to purchase, in aggregate, 320,187 shares of common stock at a price between $0.80 and $1.00 per share.  The five-year warrants expire between October 2014 and December 2015.  180,000 warrants vested upon grant, and 140,187 vested during the fourth quarter of 2010.  For the year ended December 31, 2010, $180,000 of compensation expense related to warrants was recognized.  The warrants have a fair market value of $268,957.  The number of warrants granted may be adjusted if the Company grants subsequent warrants at a price that is less than the value of the market price of the common stock on the original grant date.  The number of warrants available for exercise is adjusted to compensate for the disparity in warrant strike price.  The warrants may be exercised in cash at full strike price, or may be exercised using a cashless option whereby the warrant holder would receive shares of the Company’s common stock using the total of market price less strike price multiplied by the total number of warrants available then dividing that resultant by the current market price.

Outstanding Stock Warrants (Continued)
During the year ended December 31, 2009, the Company issued stock warrants to two non-employee, unrelated party consultants.   Such warrants were granted based upon the value of the services performed by the consultants, a measurement that is more reliably measurable.    The number of warrants issued to each recipient was determined by taking the total value of the services provided the Company by the recipient and dividing it by an individual warrant value calculated using the Black-Scholes Option Pricing Model, which utilized a strike price equal to the market price of the Company’s common stock and other required inputs described below.   The warrants allow the warrant holders to purchase, in aggregate, 260,000 shares of common stock at a price between $0.35 and $1.00 per share.  The five-year warrants expire in April 2014 and October 2014.  The April 2009 warrant vests in equal increments over twelve months, and the October 2009 warrant vested upon issuance.  For the year ended December 31, 2009, $126,950 of compensation expense related to the issuance of the warrants was recognized.  The warrants have a fair market value of $143,000.

A summary of the status of the warrants outstanding at December 31, 2011 is presented below:
	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	90,000	2.25 years	$0.35	90,000	$0.35
$0.78	213,402	4.08 years	$0.78	213,402	$0.78
$0.80	264,668	3.87 years	$0.80	264,668	$0.80
$1.00	340,000	2.75 years	$1.00	340,000	$1.00
$1.15	461,340	9.33 years	$1.15	346,005	$1.15
$2.00	5,054,367	4.97 years	$2.00	5,022,655	$2.00
	6,423,777			6,276,730

At December 31, 2011, the total compensation of $221,127 for unvested shares is to be recognized over the next 7 months on a weighted average basis.  Compensation expense of $415,143 has been recognized for the vesting of warrants to non-related parties in the accompanying statements of operations for the year ended December 31, 2011.  Warrants were issued with a down-round provision valued at $3,355,000 at December 31, 2011. (See Note 6)

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

The fair value of each of the Company’s stock warrant awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.  The significant assumptions relating to the valuation of the Company’s warrants for the year ended December 31, 2011 were as follows:

Outstanding Stock Warrants (Continued)
2011

Dividend Yield	0%
Expected Life	5 – 10 years
Expected Volatility	77% - 100%
Risk Free Interest Rate	.90% - 2.96%

A summary of the status and changes of the warrants issued during the years ended December 31, 2011, 2010 and 2009 are as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	580,187	$0.78	260,000	$0.75	- 0 -	$ - 0 -
Issued	5,853,590	1.86	320,187	0.80	260,000	0.75
Exercised	(10,000)	$(.35)	- 0 -	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	6,423,777	$1.77	580,187	$0.78	260,000	$0.75
Exercisable at end of period	6,276,730	$1.79	580,187	$0.78	235,000	$0.75

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

The significant assumptions relating to the valuation of the Company’s options for the year ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Dividend Yield	0%	0%	0%
Expected Life	5 – 10 years	5 years	1 - 5 years
Expected Volatility	81% - 105%	120%	100%
Risk Free Interest Rate	2.02 – 3.75%	0.4%	1.68%

Outstanding Stock Options (continued)
A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended December 31, 2011 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	7,593,277		$0.70
Granted	4,105,134		$1.06
Exercised	(100,000)		$0.90
Forfeited	- 0 -		- 0 -
Expired	- 0 -		- 0 -
Outstanding at December 31, 2011	11,598,411	$	- 0 -
Exercisable at December 31, 2011	7,951,420

During the year ended December 31, 2011, the Company issued 4,105,134 options to purchase the Company’s common stock with an average exercise price of $1.06.  Of the 4,105,134 options granted, the options will vest either monthly or quarterly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

300,481	Quarterly	March 1, 2011	February 28, 2012
2,904,653	Monthly	January 1, 2012	December 31, 2012
900,000	Monthly	September 15, 2011	September 14, 2014

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

A summary of the status of the options outstanding at December 31, 2011 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.65-$0.71	75,000	2.50 years	$0.69	75,000	$0.69
$0.70	7,358,277	7.75 years	$0.70	7,358,275	$0.70
$0.83	3,205,134	4.25 years	$0.83	358,145	$0.83
$1.00	60,000	4.50 years	$1.00	60,000	$1.00
$1.90	900,000	9.75 years	$1.90	100,000	$1.90
	11,598,411			7,951,420

At December 31, 2011, the total compensation of $2,490,828 for unvested shares is to be recognized over the next thirty-three months on a weighted average basis.

At December 31, 2011, vested options of 7,951,420 and non-vested options of 3,646,991 had an aggregate intrinsic value of $5,986,629.

NOTE 10 - EARNING (LOSS) PER SHARE

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at December 31, 2011 consisted of 18,022,188 of which 11,598,411 were in options and 6,423,777 were in warrants.  Common stock equivalents at December 31, 2010 consisted of 8,173,464, of which 7,593,277 in options and 580,187 in warrants. Common stock equivalents at December 31, 2009 consisted of 7,533,277 in options and 260,000 in warrants. Common stock equivalents at December 31, 2011, 2010 and 2009 were considered but were not included in the computation of loss per share at December 31, 2011, 2010 and 2009 because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2011:
Basic EPS
Net loss to common shareholders	$(7,534,956)	74,568,658	$(0.10)

For the year ended December 31, 2010:
Basic EPS
Net loss to common shareholders	$(4,767,715)	68,396,770	$(0.07)

For the year ended December 31, 2009:
Basic EPS
Net loss to common shareholders	$(6,766,200)	60,665,785	$(0.11)

NOTE 11 – SETTLEMENT OF DEBT

At December 30, 2011 a 10% note payable to a legal firm due in monthly installments of $15,000 was settled with a $260,000 cash payment.  This payment generated a gain on settlement of debt of $101,380.  (See Note 6)

NOTE 12 – INCOME TAXES

At December 31, 2011, the Company had deferred tax assets principally arising from net operating loss carry-forwards for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following state tax rates: Idaho (7.6%) and Utah (5%).  Due to operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

The actual Federal income tax provision differs from the amount computed by applying the Federal corporate income tax rate of 35% to income before taxes as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Expected federal tax benefit	(2,637,229)	$(1,668,700)	$(2,368,170)
State and local taxes	(949,403)	(600,732)	(852,541)
Non-deductible expenses	2,181,396	334,669	1,041,879
Change in valuation allowance	1,405,236	1,934,767	3,220,711
Income tax expense	$-	$-	$-

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2011 are as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
Net Operating Loss Carryforwards		$(12,544,019)		$(11,138,782)		$(9,204,020)
Total gross deferred tax assets		12,544,019		11,138,782		9,204,020
Valuation allowance		(12,544,019)		(11,138,782)		(9,204,020)
Net deferred tax assets	$	- 0 -	$	- 0 -	$	- 0 -

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses and projected taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and thus recorded a valuation allowance against the entire deferred tax asset balance.  As of December 31, 2011, 2010 and 2009, the valuation allowances were $12,544,019, $11,138,782 and $9,229,434, respectively.  The change in valuation allowance between 2011 and 2010 was $1,405,236. The change in valuation allowance between 2010 and 2009 was $1,934,763.

At December 31, 2011, 2010 and 2009, the Company had net operating loss carry-forwards of approximately $29,399,200, $24,355,400 and $19,612,600 for federal income tax purposes, respectively.  The net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2031, subject to the Tax Reform Act of 1986, which imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code.  Federal and state net operating losses are subject to limitations as a result of these restrictions.  Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

NOTE 13 – RELATED PARTIES

The Company is a related party to IBS Capital (“IBS”), an entity whose principal, David Taft, is a Company director.  During the years ended December 31, 2010, the Company received $1,500,000 from IBS in exchange for convertible debt.

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive services.  The agreement has a term beginning on December 30, 2008 and ending on December 30, 2011 and calls for monthly management fees of $83,333 to be paid for services.  In addition to management fees, MA was granted stock options equivalent to 6,583,278 shares of common stock.  Such options vest equally over the life of the management agreement and may be exercised at a strike price of $0.70 per share.

Forbearance Agreement

The Company and certain of its former officers were defendants in a class action In Re Atlas Mining Company Securities Litigation (the “Class Action”), whose settlement has been approved by the court.  As an accommodation to facilitate the settlement of the Class Action, the following persons (the “Forbearing Shareholders”) entered into a Forbearance Agreement whereby they agreed not to submit claims for damages relating to shares that they own or control and that would otherwise be eligible to participate in the settlement: David Taft; The IBS Turnaround (QP) Fund (A Limited Partnership), the IBS Turnaround Fund (A Limited Partnership), The IBS Opportunity Fund (BVI), Ltd. (the prior three hereafter collectively “IBS”); Andre Zeitoun (the Company’s CEO), Chris Carney (the Company’s Interim CFO), and Eric Basroon (an employee of Material Advisors LLC).  The Forbearance Agreement provided that:

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 13 – RELATED PARTIES (CONTINUED)

Forbearance Agreement (Continued)

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

APPLIED MINERALS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

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

The services provided by Manager include, without limitation, consulting with the Board of Directors and the Company’s management on business and financial matters.  Manager will be paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager will be solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  The Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s stock. On February 8, 2011, the Company’s Board of Directors extended the Management Agreement for one additional year, thus extending the termination date of the agreement to December 31, 2012.  As part of the extension of the Management Agreement, the Company’s board of Directors approved the issuance of 2,904,653 warrants to purchase shares of common stock of the Company at $0.83 per share.  The warrants have a term of 5 years and vest equally on a monthly basis beginning January 2012.

NOTE 15 – SUBSEQUENT EVENTS

During the month of March 2012 milling leases will automatically renew for $5,150 per month.  This automatic renewal will be for a twelve-month term, and thereafter will renew for successive three-month terms until the equipment is delivered to lessor or equipment is purchased at fair market value.  (See Note 5)

As of January 1, 2012, the Company’s management agreement with Material Advisors, LLC was amended (the “2012 Agreement”).  The amendments included: (i) the Company is to be responsible for any employee benefits provided to the members of Material Advisors, LLC; and (ii) the Company is to be solely responsible for all travel, entertainment, office and marketing expenses and all other ordinary and necessary business expenses incurred by Material Advisors, LLC and its members in connection with the services provided under the 2012 Agreement.

On January 17, 2012 the Company’s Board of Directors unanimously agreed to pay a performance bonus of $750,000 to Material Advisors LLC, a management services company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2012.

APPLIED MINERALS INC

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JOHN F. LEVY	Director	March 15, 2011
John F. Levy

DAVID TAFT	Director	March 15, 2011
David Taft

ANDRE ZEITOUN	Director	March 15, 2011
Andre Zeitoun

EVAN STONE	Director	March 15, 2011
Evan Stone