Form 10-K/A
period 2011-12-31
Applied Minerals, Inc.
filed 2012-03-20
CIK 8328

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A (the “2012 Proxy Statement”) or amend this Form 10-K /A (AMENDMENT NO. 1) within 120 days of the end of the fiscal year ended December 31, 2012 to include the information required by Items 10 through 14.  If a definitive proxy statement is filed by April 29, 2012, those portions of such proxy statement that set forth the information required by Items 10 through 14 are incorporated by reference into Part III of this Form 10-K (AMENDMENT NO. 1) and with the exception of such portions, such document shall not be deemed filed as part of this Annual Report on Form 10-K (AMENDMENT NO. 1) .

APPLIED MINERALS, INC. AND SUBSIDIARY
YEAR 2011 ANNUAL REPORT ON FORM 10-K /A (AMENDMENT NO. 1)

PREFERATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 19, 2012, is to furnish Exhibit 101 - Interactive Data File ("XBRL Exhibit") and to correct certain typographical errors.

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the XBRL Exhibit attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

SAMPLING

From our drilling activity at the Dragon Mine, we have sampled certain cores by engaging a leading UK-based geological consulting organization to identify the chemical composition of our mineral and classify its purity levels, the results of which are used, in part, to map our property.  All quality control and quality assurance protocols utilized as part of our exploration program have been developed by this third-party organization.  Analytical equipment used to classify the mineral mined at the mine includes, but is not limited to, a Scanning Electron Microscope (SEM), and XRD and XRF machines.  Our consulting geologist, Dr. Ian Wilson, oversees our relationship with the firm that provides us these services.

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

•	Dragonite–Pure White: H ighest purity Dragonite™ product - meeting the strict specifications of the cosmetics industry .

Iron-based Product:

•
Dragonite– I O: High grade iron oxide product line from the Dragon Mine. Products include Goethite and Hematite grades for use in pigments and technical applications such as smoke suppression and remediation of arsenic and metal contamination.

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

MATERIAL WEAKNESS OF INTERNAL CONTROL

As of December 31, 2011 the following material weaknesses in our internal controls over financial reporting were identified: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) the Company, given its relatively small size, did not have sufficient segregation of duties over a variety of financial processes.  If these weaknesses are not remedied, our ability to avoid a material loss may be impaired.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the chief executive officer and principal financial officer, concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PMB Helin Donovan, our independent registered public accounting firm, as stated in their report, which is included herein.

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

In summary, as a result of our first assessment of internal control over financial reporting under COSO criteria we identified a number of material weaknesses in high to low risk processes within high risk areas of financial statement control.   Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2011 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm has tested our internal control over financial reporting evaluation process and has provided an adverse opinion on the Company’s control over financial reporting audit report.

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

PART IV

ITEM 16.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets at December 31, 2011 and 2010	F-3 – F-4

Statements of Operations and Comprehensive Loss for Years Ended December 31, 2011, 2010, and 2009	F-5– F-6

Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009	F 7 - F 8

Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009	F-9 – F-10

Notes to Financial Statements	F-11 – F-30

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

F-

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS
									For the Period
									January 1, 2009
									(Beginning of
									Exploration
	For the year ended								Stage) through
	December 31,								December 31,
	2011			2010				2009	2011

REVENUES	$92,952	$	- 0 -		$	- 0 -	$92,952
COST OF SALES	80,578		- 0 -			- 0 -	80,578
Gross Profit	12,374		- 0 -			- 0 -	12,374

OPERATING (INCOME)
EXPENSES:
Exploration costs	2,919,306		2,307,202			1,299,753	6,526,261
General and administrative	4,261,175		2,490,347			4,683,914	11,435,436
(Gain) loss from disposition
of land and equipment	(1,000)		(3,113)			(410)	(4,523)
Loss on impairment of
equipment	-0-		13,080			42,042	55,122
Total Operating Expenses	7,179,481		4,807,516			6,025,299	18,012,296

Net Operating Loss	(7,167,107)		(4,807,516)			(6,025,299)	(17,999,922)

OTHER INCOME (EXPENSE):
Interest income	1,176		957			448	2,581
Interest expense	(387,684)		(248,047)			(310,554)	(946,285)
Sale of clay samples	-0-		4,943			6,000	10,943
Refund of insurance premium	-0-		6,370			13,786	20,156
Gain on stock award forfeiture Gain(loss) on revaluation of warrants	-0-225,000		145,000-0-			-0--0-	145,000225,000
Gain (loss) on revaluation
of stock awards	(47,000)		(22,000)			(150,500)	(219,500)
Net proceeds (expenses)
from legal settlement	-0-		(292,238)			118,913	(173,325)
Amortization of deferred
financing costs	(146,939)		(3,061)			-0-	(150,000)
Amortization of convertible
debt discount	-0-		(2,194)			(363,147)	(365,341)
Gain on settlement of debt	101,380		333,502			-0-	434,882
Other income (expense)	(3,370)		(7,241)			8,855	(1,802)
Total Other Income (Expense)	(257,437)		(84,009)			(676,199)	(1,017,691)

Loss from exploration stage,
before income taxes	(7,424,544)		(4,891,525)			(6,701,498)	(19,017,613)
Provision (benefit) for
income taxes	-0-		- 0 -			- 0 -	-0-

Net Loss from Exploration Stage
Before Discontinued Operations	(7,424,544)		(4,891,525)			(6,701,498)	(19,017,613)

Net income (loss) from
discontinued operations	(5,772)		123,828			(64,674)	53,382

Net loss from exploration stage
after discontinued operations	(7,430,316)		(4,767,697)			(6,766,172)	(18,964,230)

Net income attributable to non-
controlling interest	(52,320)		-0-			-0-	(52,320)

Net Loss Attributable to
Applied Minerals, Inc.	$(7,482,636)		$(4,767,697)			$(6,766,172)	$(19,016,551)
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

F-

APPLIED MINERALS, INC.
 (An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2011, 2010, and 2009

	Common Stock			Accumulated	Accumulated	Other		Total
				Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance,
January 1, 2009	59,215,628	$59,216	$22,096,327	$(20,009,496)	$ - 0 -	$(1,466)	$52,415	$2,196,996

Shares issued for
directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common
stock for conversion
of debt including
accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of
convertible debt
discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock
options and warrants
issued to directors
and consultants	--	--	401,234	--	--	--	--	401,234

Net change in un-
realized gain on
available for sale
securities	--	--	--	--	--	139	--	139

Change in non-
controlling interest	--	--	--	--	--	--	(77)	(77)

Net loss					(6,766,172)			(6,766,172)

Balance,
December 31, 2009	69,781,351	$69,781	$26,965,508	$(20,009,496)	$(6,766,200)	$(1,327)	$52,338	$310,604

Shares issued for
directors fees	81,911	82	64,997	--	--	--	--	65,079

Issuance of common
stock for conversion
of debt including
accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Shares issued to
related parties relating
to forbearance agreement	427,714	428	320,358	--	--	--	--	320,786

Fair value of stock
options and warrants
issued to directors
and consultants	--	--	334,669	--	--	--	--	334,669

Shares canceled from
forfeiture agreed upon
in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-
controlling interest	--	--	--	--	--	--	(18)	(18)

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)
Balance,
December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	--	52,320	(1,561,346)
The accompanying notes are an integral part of these financial statements.

F-

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS

				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2011	2010	2009	December 31, 2011

Cash flows from operating activities:
Net loss	$(7,482,636)	$(4,767,697)	$(6,766,172)	$(19,016,551)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	248,605	162,859	123,733	535,197
Amortization of deferred financing costs	146,939	3,061	-0-	150,000
Amortization of discount – PIK Notes	-0-	2,194	365,340	367,534
Issuance of PIK Notes in payment of interest	342,884	238,399	282,587	863,870
Stock issued for director and consulting services	118,436	65,079	17,250	200,765
Fair value of warrants and options
issued to consultants and directors	2,181,394	334,669	401,234	2,917,297
Gain on revaluation of stock warrants	(225,000)	-0-	-0-	(225,000)
Loss on revaluation of stock awards	47,000	22,000	150,500	219,500
Gain on stock award forfeiture	-0-	(145,000)	-0-	(145,000)
(Gain) Loss on disposition of assets	(1,000)	(3,113)	(410)	(4,523)
Gain on settlement of debts	(101,380)	-0-	-0-	(101,380)
Other non-cash expense (income)	(28,587)	-0-	-0-	(28,587)
Provision for doubtful accounts	11,938	-0-	-0-	11,938
Loss on impairment of assets	4,862	19,977	42,042	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	28,873	(61,275)	44	(32,358)
Mining supplies inventory	3,503	(3,503)	-0-	-0-
Deposits and prepaid expenses	(12,801)	(33,196)	136,764	90,767)
Increase (Decrease) in:
Accounts payable and accrued expenses	18,387	(134,476)	305,656	189,567
Net cash used by discontinued operations	(1,152)	118,011	486,680	603,585
Net cash used by operating activities	(4,699,735)	(4,182,011)	(4,454,752)	(13,336,498)

Cash flows from investing activities:
Purchases of land improvements	-0-	(70,729)	(2,194)	(72,923)
Purchases of equipment and vehicles	(271,387)	(60,104)	(122,580)	(454,071)
Proceeds from sale of assets	1,000	150,000	-0-	151,000
Net cash provided by discontinued operations	-0-	2,500	432,170	434,670
Net cash provided by investing activities	(270,387)	21,667	307,396	58,676

Cash flows from financing activities:
Payments on notes payable	(518,726)	(145,418)	(167,203)	(831,347)
Payments on leases payable	(167,956)	(131,764)	(121,274)	(420,994)
Proceeds from insurance settlement	-0-	115,000	-0-	115,000
Proceeds from notes payable	-0-	- 0 -	124,129	124,129
Proceeds from PIK notes payable	-0-	4,550,000	5,050,000	9,600,000
Net proceeds from sale of common stock
with attached warrant	14,185,000	-0-	-0-	14,185,000
Payments for forfeiture of stock	-0-	(170,000)	-0-	(170,000)
Net cash used by discontinued operations	-0-	-0-	(56,431)	(56,431)
Net cash provided by financing activities	13,498,318	4,217,818	4,829,221	22,545,357

Net increase (decrease) in cash	8,528,196	57,474	681,865	9,267,535
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001	903,001
Cash and cash equivalents at end of period	$10,170,536	$1,642,340	$1,584,866	$10,170,536
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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

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

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (CONTINUED)

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

APPLIED MINERALS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Material Advisors LLC (Continued)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March 2012.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	March 20 , 2011
John F. Levy

/s/ DAVID TAFT	Director	March 20 , 2011
David Taft

/s/ ANDRE ZEITOUN	Director	March 20 , 2011
Andre Zeitoun

/s/ EVAN STONE	Director	March 20 , 2011
Evan Stone

F-