Form 10-K/A
period 2011-12-31
Applied Minerals, Inc.
filed 2012-04-30
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 2 )

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A (AMENDMENT NO. 2 ) or any amendment to this Form 10-K/A (AMENDMENT NO. 2 ).
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

APPLIED MINERALS, INC. AND SUBSIDIARY
YEAR 2011 ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 2 )

PREFERATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 19, 2012, is to furnish information for Items 10 through 14. .  In prior years, such information has been included in definitive proxy materials filed prior to 120 days after the end of the fiscal year and incorporated into the 10-K.  The 10-K is deemed to be timely filed if such information is incorporated by reference within the 120 day period.  After the filing of the 10-K in March, the Company determined to hold its annual meeting in September 2012   and, as a result, it is impractical to file definitive proxy materials within the 120-day period.  Accordingly, the 10-K is amended to include the information for Items 10 to 14 within 120 days and as amended the 10-K is deemed to be timely filed.

No other changes have been made to the Form 10-K other than the furnishing of the information described above. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

In 2001 we entered a lease/purchase agreement for the Dragon Mine, located in Juab County, Utah (Tintic mining District).  In 2005 we acquired a 100% ownership interest in the Dragon Mine for $500,000 in cash.  The Dragon Mine is a halloysite clay property located in Juab County, Utah (Tintic Mining Distric t ). The Company purchased the Dragon Mine for the purpose of mining and marketing the unique chemical and morphological characteristics of the clay to a number of advanced application markets.

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

•	To date over 500 samples of borehole material has been tested to determine mineralogy, particularly for halloysite, kaolinite, illite, smectite levels and other properties;

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

•	An evaluation of the iron ore present in the Pit Area (4.95 acres) and elsewhere was carried out. Testing of approximately 100 samples was carried out to determine the quality of the iron ore; and

•	A detailed evaluation of surface samples, from which some halloysite is now being mined from the open pit, was carried out.

From the above program, we believe we have identified the presence of enough halloysite and iron ore at the Dragon Mine to move forward with a commercialization of each mineral.  We are contemplating further exploration of the Dragon Mine property.

Our exploration expenses for the twelve months ending December 31, 2011, 2010 and 2009 were $2,971,3626 , $2,307,202, and  $1,299,753, respectively, on the halloysite clay project.   Since January 1, 2009, the date on which the Company’s current exploration program of the Dragon Mine began, approximately $6.6 million has been expended on exploration-related activities.  We expect our exploration costs for both the fiscal years ended December 31, 2012 and December 31, 2013 to approximate the exploration costs incurred during the fiscal year ended December 31, 2011.  At this moment we are unable to identify the total costs that will be incurred to complete the exploration of the 230-acre Dragon Mine property.

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

•	Dragonite–Pure White: Highest purity Dragonite™ product - meeting the strict specifications of the cosmetics industry.

Iron-based Product:

•
Dragonite–IO: High grade iron oxide product line from the Dragon Mine. Products include Goethite and Hematite grades for use in pigments and technical applications such as smoke suppression and remediation of arsenic and metal contamination.

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

The Company is subject to extensive regulation by the Mine Safety and Health Administration, which was created by the Mine Safety and Health Act of 1977.  The regulations generally are designed to assure the health and safety of miners and our mine is periodically inspected by MSHA inspectors .

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

	Year 2011		Year 2010
	High	Low	High	Low
First Quarter	$ 0.83	$ 0.71	$ 0.93	$ 0.59
Second Quarter	$ 1.78	$ 0.82	$ 1.08	$ 0.71
Third Quarter	$ 2.10	$ 1.30	$ 1.06	$ 0.75
Fourth Quarter	$ 1.70	$ 1.07	$ 0.87	$ 0.62

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

GCRITICAL ACCOUNTING POLICIES

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director 1 /Officer Since	Principal Occupation
John F. Levy	56	Non-executive Chairman since August 2009, Director since January 2008	CEO of Board Advisory
Evan D. Stone	40	Director since August 2009	Partner, Lee & Stone
David A. Taft	55	Director since October 2008	President, IBS Capital LLC
Andre M. Zeitoun	39	Chief Executive Officer, President and Director since January 2009	President, Chief Executive Officer and Director of Company
Christopher T. Carney	41	Officer since February 2009	Interim Chief Financial Officer of Company
William Gleeson	68	Officer since September 2011	General Counsel
(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

Background of Directors and Officers

John F. Levy, Non-Executive Chairman and Director

Since May 2005, Mr. Levy is Chief Executive Officer and principal consultant for Board Advisory, a consulting firm that advises public companies, or companies aspiring to be public, in the areas of corporate governance, corporate compliance, ethics, financial reporting and financial strategies. From November 2005 to March 2006, Mr. Levy served as Interim Chief Financial Officer of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  From March 2006 through April 2010, Mr. Levy was a director and Chairman of the audit committee of Take-Two Interactive Software, Inc. and from November 2008 through June 2010, Mr. Levy was a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). Mr. Levy currently is a member of the Board of Directors and Lead Director for Gilman Ciocia, Inc., is a member of the Board of Directors of Applied Energetics, Inc. and is a member of the Board of Directors of Brightpoint, Inc.

Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath, and Grant Thornton.  Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University (PA).

Key attributes, experience and skills: Mr. Levy has over 30 years of progressive financial, accounting and business experience, including having served as Chief Financial Officer of both public and private companies for over 13 years.  Mr. Levy brings to the board expertise in corporate governance and compliance matters along with extensive experience gained from numerous senior executive positions with public companies. Further, Mr. Levy’s service on the boards of directors of public companies in a variety of industries also allows him to bring a diverse blend of experiences to our board.

Evan D. Stone, Director

Mr. Stone   has represented hedge funds, private equity funds, venture capital funds and public and private corporations on a wide range of sophisticated corporate and securities matters.  Mr. Stone is co-founder of Lee & Stone LLP, a Dallas based law firm specializing in services for the investment community and a principal of Steelbridge Compliance LLC, a Dallas-based firm providing compliance advisory services to investment advisors.  Prior to co-founding Lee & Stone in 2009, Mr. Stone served as Vice President and General Counsel for Dallas-based investment manager, Newcastle Capital Management, L.P., which Mr. Stone joined in 2006.  Prior to Newcastle, from 2003 through 2006, Mr. Stone worked in the mergers and acquisitions department of the international law firm Skadden Arps Slate Meagher & Flom LLP in New York.  Prior to Skadden, Mr. Stone served as a member of the investment banking department at Merrill Lynch & Co. and Vice President, Corporate Development at Borland Software, Inc.  In addition to his work on behalf of investors at Lee & Stone, Mr. Stone currently serves as General Counsel and Secretary of Wilhelmina International, Inc., a leading model and artist management firm, to which offices he was appointed in 2009.  Mr. Stone was a director of Wilhelmina International, Inc. from 2009 through 2011.

Key attributes, experience and skills: Mr. Stone brings a strong mix of legal, asset management, corporate development and investment banking experience to the Company’s Board of Directors.  Mr. Stone’s legal practice, at his own firm and at Skadden Arps, has focused primarily on mergers and acquisitions, private equity and investment management.

In addition, as General Counsel for Newcastle Management, L.P., an activist investment manager, Mr. Stone was involved in the sourcing, analysis, negotiation and monitoring of a number of the firm’s investments and also advised on corporate governance and operational matters.  As General Counsel and Secretary and a director of Wilhelmina International, Inc., Mr. Stone gained valuable additional board corporate governance experience related to a public company.

Mr. Stone also has investment banking and corporate development experience.  It is these attributes that led the Board to conclude that Mr. Stone should continue to serve as a director of Applied Minerals, Inc.

David A. Taft, Director

Mr. Taft is the President of IBS Capital LLC, a private investment company based in Boston, Massachusetts, which he founded in 1990.  Prior to founding IBS Capital LLC, Mr. Taft spent ten years working in corporate finance with Drexel Burnham Lambert, Winthrop Financial and Merrill Lynch.  Mr. Taft is a graduate of Amherst College and Amos Tuck School of Business Administration at Dartmouth College.

Key attributes, experience and skills: Mr. Taft has over 30 years experience as a corporate investment banker and the manager of IBS Capital LLC, a private investment fund.  Mr. Taft brings significant leadership, financial expertise, business development skills and corporate restructuring experience to the Company’s Board of Directors.  The investments Mr. Taft has made through his management of the IBS Turnaround Fund has, on occasion, required him to advise companies on issues such as corporate governance, capital raising, balance sheet restructuring and general business strategy.  IBS Capital LLC, under Mr. Taft’s direction, has been a large shareholder of Applied Minerals, Inc. for a number of years.  It is these attributes that led the Board to conclude that Mr. Taft should continue to serve as a director of Applied Minerals, Inc.

Andre M. Zeitoun, Chief Executive Officer, President, Director

Mr. Zeitoun is manager of Material Advisors LLC (“Material Advisors”), which provides managerial services to the Company pursuant to a Management Agreement entered into as of January 1, 2009 and extended twice.  Mr. Zeitoun was elected as a director and as CEO pursuant to the terms of the Management Agreement as described in “Related Party Transactions.”

Mr. Zeitoun was a Portfolio Manager at SAC Capital/CR Intrinsic Investors from March 2007 through December 2008.  At SAC, he led a team of six professionals and managed a several hundred million dollar investment portfolio focused on companies that required a balance sheet recapitalization and/or operational turnaround.  Many of these investments required Mr. Zeitoun to take an active role in the turnaround process.  From 2003 to 2006, Mr. Zeitoun headed the Special Situations Group at RBC Dain Rauscher as a Senior Vice President and head of the division.  He managed all group matters related to sales, trading, research and the investment of the firm’s proprietary capital.  From 1999 to 2003 Mr. Zeitoun was a Senior Vice President at Solomon Smith Barney.  In this role, Mr. Zeitoun led a Special Situations sales trading research team serving middle market institutions.  Mr. Zeitoun is a graduate of Canisius College.

Key attributes, experience and skills: Mr. Zeitoun has over 10 years experience indentifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring.  Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine resource, and establish a marketing infrastructure.  Mr. Zeitoun’s accomplishments during his first year as Chief Executive Officer has led the Board to conclude that he should continue as a director of Applied Minerals, Inc.  During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite-based applications and has developed a network of relationships with other experts within the field.

Christopher T. Carney, Interim Chief Financial Officer

Pursuant to the Management Agreement between Material Advisors LLC and the Company, he was appointed to his position as Interim Chief Financial Officer in February 2009.  From March 2007 until December 2008, Mr. Carney was an analyst at SAC Capital/CR Intrinsic Investors, LLC where he evaluated the debt and equity securities of companies undergoing financial restructurings and operational turnarounds. From March 2004 until October 2006, Mr. Carney was a distressed debt and special situations analyst for RBC Dain Rauscher Inc., a registered broker dealer. Mr. Carney graduated with a BA in Computer Science from CUNY-Lehman College and an MBA in finance from Tulane University.

William Gleeson, General Counsel

Mr. Gleeson began his legal career as a litigator with the SEC, specializing in accounting cases. Prior to joining the Company, he was a partner at K&L Gates, LLP for eleven years, focusing on various areas of corporate law.  For the last three years he served as Applied Minerals, Inc.’s outside counsel, a time during which he acquired an in-depth understanding of the Company’s business.  Mr. Gleeson received his J.D. from the University of Michigan, from which he also received his undergraduate degree.

Committees

As of December 31, 2011, we did not have nominating, auditing or compensation committees and there were no procedures by which shareholders might recommend nominees to the board of directors,

As of December 31, 2011, we did not have an audit committee.  The Board of Directors functioned as an audit committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Levy is an audit committee financial expert as this term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of Nasdaq and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

Management Agreement with Material Advisors, LLC

Messrs. Zeitoun and Carney were appointed to positions with the Company pursuant to an agreement with Material Advisors, of which they are members and owners.

On December 30, 2008, the Company entered into a Management Agreement with Material Advisors, a management services company (“Manager”).  The Management Agreement, commencing on January 1, 2009, had a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provided 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  On March 9, 2010, the Company and the Manager determined not to provide notice of cancellation for 2011, in effect extending the Management Agreement for 2011.  Under the Management Agreement, Manager is to perform or engage others, including Mr. Zeitoun, a principal of Manager, Christopher Carney and Eric Basroon (“Management Personnel”) to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer (it was subsequently agreed to have Mr. Carney perform as Interim Chief Financial Officer).  Pursuant to the Management Agreement, Andre Zeitoun is serving as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The services provided by Manager include, without limitation, consulting with the Board of Directors of the Company and the Company’s management on business and financial matters, including matters related to (i) new business development, creating and implementing the Company’s business plan and overseeing and supervising the Company’s operations, (ii) preparation of operating budgets and business plans, (iii) Company’s corporate and financial structure, (iv) formulation of long term business strategies, (v) recruiting senior management, (vi) financing, (vii) transactions with third parties, including mergers and acquisitions, (viii) evaluating potential sale or exit opportunities, structuring and negotiating a sale of the Company, or leveraged recapitalization, and (ix) resolving investigations and litigation involving the Company.  Manager is paid an annual fee of $1,000,000 per year for the three-year term of the Management Agreement, payable in equal monthly installments of $83,333.  Manager will be solely responsible for the compensation of the Management Personnel and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including in the case of Mr. Zeitoun, for service on the Board).  The Management Agreement does not specify the levels of compensation to Messrs. Zeitoun or Carney. Additionally, the Company granted Manager non-qualified stock options to purchase, for $0.70 per share (the “$0.70 Option”) a number of shares of the Company equal to 10% of the outstanding common stock of the Company on a fully diluted basis (which shall vest in equal monthly installments over three years).  On December 31, 2008, the closing stock price of the Company’s Common Stock was $0.15.

The following sets forth the treatment of the $0.70 Option in the event of a “going private transaction.”  Upon the consummation of a transaction resulting in (i) the Company ceasing to be a SEC reporting company, or having less than 300 shareholders of record and (ii) David A. Taft, IBS Capital LLC, The IBS Turnaround Fund L.P., The IBS Turnaround Fund (QP), The IBS Opportunity Fund (BVI). Ltd., or any of their affiliates or related entities own in the aggregate more than 50% of the outstanding equity capital of the Company immediately following such transaction (a “Going Private Transaction”), the $0.70 option will be cancelled and replaced by a non-qualified option (the “Going Private Option”), accompanied by a tandem stock appreciation right (the “SAR”).  The Going Private Option will provide Manager the right to purchase the same percentage of Company’s (or its successor’s) outstanding shares of common stock after giving effect to the going private transaction that were subject to the $0.70 Option.  The SAR will entitle Manager to receive either shares of common stock or cash equal in value to the excess of the fair market value of a share of common stock on the date of exercise over the base price per share under the SAR.  The exercise price of the Going Private Option and the base price under the SAR will be the fair market value per share to be paid in the Going Private Transaction to shareholders who are not investing in the going private vehicle.  The term of the $0.70 Option, the Going Private Option and the SAR will be 10 years.  During such periods, the Going Private Option and the SAR will be fully exercisable.  Manager will have the right to participate in the Going Private Transaction for up to 20% of the equity on terms and conditions which are as favorable to Manager as the terms and conditions available to any other person who invests in the going private entity.

On February 8, 2011, the Board of Directors extended the Management Agreement through December 31, 2012.  As part of the extension, the Managers were granted options to purchase 2,904,653 shares of common stock of the Company at $0.83 per share with a 10-year term, vesting equally over twelve months beginning January 1, 2012.

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

During 2011, certain of our directors and executive officers who own our stock filed Forms 3 or Forms 4 with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. To the best of our knowledge, during 2011 all such filings by our officers and directors were made timely except for that filed for William Gleeson due to a clerical error.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics is posted on our website at www.appliedminerals.com and can be obtained at no cost by mail at: Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, New York, 1002. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Committees of the Board

The Board of Directors as a whole performs the functions which would otherwise be performed by the audit, compensation and nominating committees.  Our Board views the addition of standing audit, compensation, and nominating committees as an unnecessary additional expense and process to the Company given its stage of development.  On February 8, 2011, the Board of Directors established an Executive Committee (the “Committee”) consisting of Evan Stone, John Levy and Andre Zeitoun, all directors of the Company.  Evan Stone was appointed Chairman of the Committee.

The Nomination Process

The general criteria that our Board uses to select nominees includes the following: individuals reputation for integrity, honesty and adherence to high ethical standards; their demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; their willingness and ability to contribute positively to the decision-making process of the Company; their commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees; their interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, creditors and the general public; their ability to act in the interests of all stakeholders; and no nominee should have, or appear to have, a conflict of interest that would impair the nominees ability to represent the interests of all of the Company’s stockholders and to fulfill the responsibilities of a director.  There are, however, no specific minimum qualifications that nominees must have in order to be selected.  The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominees name and qualifications for Board membership and should be addressed in writing to the President, Applied Minerals, Inc., 110 Greene St., Suite 1101, NY, NY 10012.  There have been no changes in the procedures by which shareholders may recommend candidates for director.

ITEM 11.                      EXECUTIVE COMPENSATION

The section discusses the 2011 compensation paid to Material Advisors LLC (“Material Advisors”), the management company that provides us with the services of Andre Zeitoun, our CEO, Chris Carney, our Interim CFO, and one other person (“Management Personnel”).

In 2011 compensation was paid to Material Advisors was paid pursuant to a management agreement (“Management Agreement“) entered into on December 30, 2008.  The Management Agreement initially covered 2009 and 2010. The Management Agreement provided for an automatic extension for 2011 unless either the Company or Material Advisors gave written notice of non-renewal by September 30, 2010.  On February 8, 2010 (“Extension Date”), the Company and Material Advisors agreed not to give notice of non-renewal, with the result that the Management Agreement covered 2011.  As of the Extension Date, the Board of Directors deemed that the 2011 compensation to Material Advisors as provided for in the Management Agreement was appropriate compensation for 2011 and given Material Advisors’ willingness to accept such compensation for 2011, the Board determined that it was not in the best interest of the Company to attempt to negotiate a different compensation package for 2011. As a result the compensation paid in 2011 was the compensation provided for in the Management Agreement.

The compensation paid in 2011 consisted of two elements,

•
$1.0 million management fee.  Under the Management Agreement, Material Advisors was required to pay all travel, entertainment, office and marketing expenses and all other ordinary and necessary business expenses incurred by the Material Advisors and the Management Personnel in connection with the performance of the Management Agreement (“Expenses”).  The cash compensation paid in 2010 was also $1.0 million.  Material Advisors paid approximately $440,500, and $468,000 for Expenses in 2010 and 2011, respectively.

•
Options vesting in 12 monthly installments and expiring on January 1, 2019 to purchase 2,194,425 shares of common stock (equal to 3.6% and 2.8% of the outstanding shares on a fully diluted basis on December 30, 2008 and February 8, 2010, respectively).  The exercise price of the options was $.70.  When the Management Agreement was entered into on December 29, 2008 the closing market price of the common stock was $0.14 per share.  On February 7, 2010, the closing market price of the common stock was $0.69 per share.

The cash compensation (net of Expenses) in 2011reflected the Company’s limited financial resources to pay Material Advisors for the Services.  The Company did not know at the time of the extension for 2011 and had no right to know the amounts of compensation paid by Material Advisors to Mr. Zeitoun or Mr. Carney.

The options that vested in 2011 were granted pursuant to the Management Agreement. The number of options and the terms of the options were deemed appropriate in order to provide Material Advisors with a reasonable compensation package that provided an appropriate degree of incentive in light of (i) the limited cash compensation and (ii) given the Company’s history, prospects, and financial condition, the degree of risk assumed by Material Advisors that the options would provide meaningful value.  Because of the inability to make meaningful projections as to the future performance, tying the terms of the options to the attainment of specific performance goals was deemed to be inappropriate.

On February 8, 2011 the Company and Material Advisors agreed to an extension for 2012, with compensation of a $1 million annual management fee and the grant of 2,904,653 options vesting in 12 monthly installments beginning January 1, 2012 and expiring on January 1, 2022 (equal to 2.8% of the outstanding shares on a fully diluted basis on December 31, 2011).  The exercise price was $.83 per share.  On January 18, 2012, the 2012 compensation arrangement was amended to eliminate the obligation of Material Advisors to pay Expenses.  In addition, as of that date, Material Advisors was awarded a bonus of $750,000.

The description of the Company’s equity compensation plans included in Item 5 is herein incorporated by reference.

Executive Compensation and Highly Paid Employees

				Option	All Other
Name and		Salary	Bonus	Awards	Comp.	Total
Principal Position	Year	($)	($)	($)(1)	($)(3)	($)

Andre M. Zeitoun,,	2011	-0-	-0-	-0-	- 0 -	-0-
CEO, Director (2)	2010	-0-	-0-	-0-	- 0 -	-0-
Christopher T. Carney,	2011	-0-	-0-	-0-	- 0 -	-0-
Interim CFO (2)	2010	-0-	-0-	-0-	- 0 -	-0-
William Gleeson,	2011	58,333	-0-	532,400	31,660	622,393
General Counsel (3)	2010	-0-	-0-	-0-	- 0 -	-0-
(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2011 and 2010 fiscal years for the fair value of stock options granted to each of the individuals in 2011 and 2010 in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 9 to the Notes to Consolidated Financial Statements found in Item 15, Part IV of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

(2)
Messrs. Zeitoun and Carney received no direct compensation from the Company.  Each is a partner of Material Advisors LLC, a consulting firm that provides managerial services to the Company pursuant to a Management Agreement (the “Agreement”) entered into on January 1, 2009 and extended through December 31, 2012.  Per the terms of the Agreement, Applied Minerals, Inc. pays Material Advisors, LLC a $1 million fee annually in exchange for management services provided by Material Advisors, LLC.  Applied Minerals, Inc. paid Material Advisors, LLC the $1 million management fee in both 2010 and 2011.  Upon entering the Agreement on January 1, 2009, Material Advisors, LLC was granted options to purchase 6,583,277 shares of common stock of Applied Minerals, Inc. at $0.70 per share with a ten-year term.  The options vest equally over 36 months starting on the effective date of the Management Agreement. A copy of the Management Agreement was filed as an 8-K on January 7, 2009.  The value of the options vested to Material Advisors in 2010 was $872,284.  Upon the extension of the Agreement on February 8, 2011, Material Advisors, LLC was granted options to purchase 2,904,653 shares of common stock of Applied Minerals, at $0.83 per share with a 10-year term.  The options vest equally over 12 months beginning on January 1, 2012.

(3)	Mr. Gleeson’s employment began on September 15, 2011. All other compensation includes the reimbursement of moving expenses ($28,100) and health insurance premiums ($3,560).

Grants of Plan-Based Awards

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andre M. Zeitoun, CEO (1)									- 0 -	- 0 -	- 0 -
Christopher T. Carney, Interim CFO (1)									- 0 -	- 0 -	- 0 -
Willaim Gleeson, General Counsel	9-15-11								900,000	1.90	1,490,393
(1) Messrs. Zeitoun and Carney have not been granted options directly by the Company. Each is a partner of Material Advisors LLC, a consulting firm that provides managerial services to the Company pursuant to a Management Agreement entered into on January 1, 2009 and effective for a two-year period.  Upon the extension of the Agreement on February 8, 2011, Material Advisors, LLC was granted options to purchase 2,904,653 shares of common stock of Applied Minerals, at $0.83 per share with a 10-year term.  The options vest equally over 12 months beginning on January 1, 2012.  The grant date fair value of the option award issued to Material Advisors, LLC was approximately $351,800.  Of the options granted to Material Advisors, LLC, Messrs. Zeitoun and Carney received 1,742,792 and 580,930, respectively.

Outstanding Equity Awards at December 31, 2011

The following table provides information on the holdings as of December 31, 2008 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun (1)		- 0 -	- 0 -	- 0 -

Christopher T. Carney (1)		- 0 -	- 0 -	- 0 -

William Gleeson	8/18/2011	100,000	800,000	- 0 -	$1.80	8/18/2021

(1)
Messrs. Zeitoun and Carney have not been granted options directly by the Company. Each is a partner of Material Advisors LLC, a consulting firm that provides managerial services to the Company pursuant to a Management Agreement entered into on January 1, 2009 and effective for a two-year period.  Per the terms of the Management Agreement, the Company granted Material Advisors, LLC 6,583,277 options to purchase common stock at $0.70 per share with a ten-year term.  The options vest ratably over 36 months beginning on the effective date of the Management Agreement.  A copy of the Management Agreement was filed as an 8-K on January 7, 2009. Upon the extension of the Agreement on February 8, 2011, Material Advisors, LLC was granted options to purchase 2,904,653 shares of common stock of Applied Minerals, at $0.83 per share with a 10-year term.  The options vest equally over 12 months beginning on January 1, 2012.  Mr. Zeitoun owns 3,949,966 vested options (expiring in December 2018) with a strike price of $0.70, 968,218 vested options (expiring in February 2021) with a strike price of $0.83, and 774,574 unvested options (expiring in February 2021) with a strike price of $0.83.  Mr. Carney owns 1,316,655 vested options (expiring in December 2018) with a strike price of $0.70, 193,643 vested options (expiring in February 2021) with a strike price of $0.83, and 387,287 unvested options (expiring in February 2021) with a strike price of $0.83.

Director Compensation for the Year Ended December 31, 2011

The following sets forth compensation (1) to the persons who served as directors in 2009.

Name	Fees Earned or Paid in Cash	Common Stock Awards	Options Awards	Total ($)

John Levy (2)	$ 50,000	$ - 0 -	$47,575	$ 97,575

Evan Stone (3) (4)	$ 20,000	$ 20,000	$ 95,379	$ 135,379

David Taft	$ 40,000	$ - 0 -	$ - 0 -	$ 40,000

Andre Zeitoun	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

(1)	Each director, except for the Chairman, is paid $10,000 at the beginning of each calendar quarter in cash, stock or a combination of both at the discretion of the director.
(2)
John Levy, as Chairman of the Board of Directors of Applied Minerals, Inc. is paid $12,500 at the beginning of each calendar quarter.  During February 2011 he was awarded 100,000 5-year options to purchase shares of common stock at $0.83 per share.  The options began vesting monthly, on an equal  basis, beginning February 2011.  The value of Mr. Levy’s 91,667 vested options was $47,575 at December 31, 2011 based on the Black-Scholes Option Valuation model.

(3)
Mr. Stone was issued 200,481 5-year options to purchase shares of common stock at $0.83 per share for his role as Chairman of an Executive Committee formed by the Company in February 2011.   The options began vesting monthly, on an equal basis, in February 2011.  The value of Mr. Stones 183,774 vested options was $95,379 at December 31, 2011 based on the Black-Scholes Option Valuation Model.

(4)	For the year ended December 31, 2011, aggregate stock grants for director compensation were as follows: Stone – 19,205 shares.

Compensation Discussion and Analysis

In 2011, the only executive officer who was compensated directly by the Company was William Gleeson, our General Counsel who was hired as of September 15, 2011.  Mr. Gleeson’s compensation arrangement is a three-year agreement providing for annual cash compensation of $200,000 plus 10-year options to purchase up to 900,000 shares of common stock at an exercise price of $1.90 per share.  The options vest in 36 installments beginning September 15, 2011.Mr. Gleeson may be tern0mated at will, except that if he is terminated before one–year has elapsed. He will receive (including already vested options) an aggregate of 300,000 options.

The relative mix of cash and options reflects the Company’s strained cash position and its near-term revenue prospects at the time of the hiring, with the number of options designed to compensate for the relatively low cash compensation.  The options were granted at the market price on the date that the Company and Mr. Gleeson agreed to his engagement as general counsel. The options were not tied to any performance standards because at the time, given the Company’s limited amount of sales and its lack of profitability, it was deemed that the meaningful performance standards could not be established.  The Company did not use compensation consultants in connection with Mr. Gleeson’s engagement.

Compensation Committee Report

The Board of Directors acting as the compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the Board of Directors recommended and determined to include the Annual Report on Form 10-K.  The Board of Directors include:  John Levy (Chairman), David Taft, Evan Stone, and Andre Zeitoun.

Narrative disclosure of the compensation policies and practices as they relate to the risk management.

The Company does not believe that its compensation policies and practices for its employees and Material Advisors, LLC (cash compensation and at-the-market or above-market five- and ten-year options without performance standards), are reasonably likely to have a material adverse effect on the Company, as they relate to risk management practices and risk-taking incentives.

In 2011 no options were exercised by any director, Material Advisors, LLC or any named executive officer.

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Authorized Shares

As of April 26, 2012, the Company had:

•	120,000,000 authorized shares of Common Stock;

•	89,120,360 issued shares of Common Stock

•	107,636,701 issued shares of Common Stock, assuming the exercise of outstanding stock options and warrants

Ownership Tables

The following table sets forth, as of April 26, 2012, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The percentage of common stock beneficially owned is based on 89,120,360 shares of common stock outstanding as of April 26, 2012 plus a person’s shares subject to options granted that have vested.

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned

Andre Zeitoun (3) (4) (7)	5,903,479	6.3%
John Levy (4) (5)	397,624	*
David Taft (4) (8) (9)	22,339,053	25.1%
Evan Stone (4) (6)	285,561	*
Christopher Carney (3) (7)	2,414,711	2.7%
William Gleeson (2) (3)	225,000	*
All Officers and Directors as a Group	31,565,428	32.9%
IBS Capital, LLC	22,339,053	25.1%
Samlyn Capital, LLC (10) (11)	15,000,000	15.9%
Material Advisors, LLC	7,793,549	8.3%

* Less than 1%
(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, NY 10012.
(2)
Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.  Except as noted below, all shares are owned directly and the person has sole voting power.

(3)	Executive Officer.
(4)	Director.
(5)	Mr. Levy’s holdings include options to purchase 301,667 shares of common stock between $.070 and $1.00 per share. The term of Mr. Levy’s options is 5 years.
(6)	Mr. Stone’s holdings include options to purchase 200,481 shares of common stock at $0.83 per share. The term of the options is 5 years.
(7)
Number of shares includes 4,676,129 shares issuable to Andre Zeitoun and 1,558,711 shares issuable to Christopher Carney on the exercise of options that have vested or will vest within 60 days of April 26, 2012.  Shares issuable through the exercise of these options are attributed to the respective ownership interests in Material Advisors, LLC of Mr. Zeitoun and Mr. Carney.

(8)
Mr. Taft is the president of IBS Capital LLC.  He has beneficial ownership of shares owned by funds of which IBS Capital LLC is the general partner or investment manager, having sole voting and investment power.

(9)
IBS Capital, LLC, One International Place, Boston, Massachusetts 02110, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities.  One fund, The IBS Turnaround Fund (QP) (A Limited Partnership), owned 12,724,747 shares (14.2% of shares outstanding) at April 26, 2012.  Another fund, The IBS Turnaround Fund (A Limited Partnership), owned 5,692,712 shares (6.4% of outstanding shares) at April 26, 2012.  Another fund, The IBS Opportunity Fund, Ltd, owned 3,921,594 shares (4.4% of outstanding shares) at April 26, 2012.

(10)
Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y.  10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities. One fund, Samlyn Onshore Fund, L.P., owned, at April 26, 2012, 3,850,000 shares and a warrant to purchase 1,925,000 shares of common stock for $2.00 per share.  Another fund, Samlyn Offshore Master Fund, Ltd., owned, at April 26, 2012, 6,150,000 shares of common stock and a warrant to purchase 3,075,000 shares of common stock for $2.00 per share.  The ownership of Samlyn Onshore Fund, L.P. is 6.1% adjusted for the dilutive effect of the options issued to Samlyn Onshore Fund, L.P. and Samlyn Offshore Master Fund, Ltd. The ownership of Samlyn Offshore Master Fund, Ltd. is 9.8% adjusted for the dilutive effect of the options issued to Samlyn Onshore Fund, L.P. and Samlyn Offshore Master Fund, Ltd.

(11)
Robert Pohly is the president of Samlyn Capital, LLC. He has beneficial ownership of shares owned by funds of which IBS Capital LLC is the general partner or investment manager, having sole voting and investment power.

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

Transactions with Related Persons

Stock Purchase Transactions
David A. Taft, a director, is the president of IBS Capital LLC (“IBS”), a Massachusetts limited liability company, whose principal business is investing in securities.  IBS is the general partner of the IBS Turnaround Fund (QP), which is a Massachusetts limited partnership, and IBS Turnaround Fund (LP), which is a Massachusetts limited partnership.  Set forth below are purchases of Common Stock from the Company by the funds since January 1, 2011:

Date of Purchase	The IBS Turnaround Fund (QP) (A Limited Partnership)	The IBS Turnaround Fund (A Limited Partnership)	The IBS Opportunity Fund, Ltd.	Price Per Share

March 28, 2011	1,385,000	459,000	656,000	$ 0.80
June 27, 2011	706,000	205,000	338,750	$ 1.60
The above sales of shares of common stocks were used to fund the Company’s operations.  The stock sold on March 28, 2011 was priced at the closing price of the Company’s common stock on March 25, 2011. The stock sold on June 27, 2011 was priced at a slight premium to the closing price of the Company’s common stock on June 24, 2011

Director Independence

The only directors deemed to be independent under the independence standards of Nasdaq are Messrs. Levy and Stone.  They are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.  Messrs. Zeitoun and Taft are not independent under the Nasdaq standards of independence.  Mr. Zeitoun is an employee.  Mr. Taft is not independent because of the size of his security holdings.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

PMB Helin Donovan, LLP was selected by our Board of Directors as the Company’s independent accountant for the fiscal year ending December 31, 2011 and for the fiscal year ending December 31, 2009 .  Representatives of PMB Helin Donovan will not be attending the shareholder meeting.

Fees payable to PMB
The following table presents fees for audit services rendered by PMB Helin Donovan, the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2011 and 2010.

PMB Helin Donovan, LLC
	December 31, 2011	December 31, 2010

Audit Fees	$ 90,000	$ 126,000
Audit-Related Fees	- 0 -	- 0 -
Tax Fees (1)	8,000	40,000
All Other Fees (2)	- 0 -	- 0 -

Total	$ 98,000	$ 166,000

(1)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.
(2)
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

PART IV

ITEM 16.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets at December 31, 2011 and 2010	F-3 – F-4

Statements of Operations and Comprehensive Loss for Years Ended December 31, 2011, 2010, and 2009	F-5 – F-7

Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009	F8

Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009	F-9 – F-10

Notes to Financial Statements	F-11 – F-23

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Minerals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting .

PMB Helin Donovan, LLP
/s/PMB Helin Donovan, LLP

Seattle, Washington

March 15, 2012

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Current Assets
Cash and cash equivalents	$ 10,170,536	$ 1,642,340
Accounts receivable, net of allowance of $11,938 and $0 at December 31, 2011 and 2010, respectively	20,464	61,275
Mining supplies inventory	-0-	3,503
Deposits and prepaid expenses	333,447	178,738
Total Current Assets	10,524,447	1,885,856

Property and Equipment
Land and tunnels	500,000	523,729
Land improvements	164,758	164,758
Buildings	455,906	432,997
Mining equipment	975,164	588,523
Milling equipment	336,146	333,483
Laboratory equipment	67,728	67,728
Office furniture and equipment	34,643	27,419
Vehicles	100,800	75,013
Less: Accumulated Depreciation	(729,969)	(481,364)
Total Property and Equipment	1,905,176	1,732,286

Other Assets
Assets held for sale	445,180	450,042
Deferred financing cost	-0-	146,939
Total Other Assets	445,180	596,981

TOTAL ASSETS	$ 12,874,803	$ 4,215,123

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Current Liabilities
Accounts payable and accrued liabilities	$ 291,142	$ 266,139
Liabilities from discontinued operations	-0-	1,152
Stock awards payable	127,000	80,000
Current portion of notes payable	165,375	206,209
Current portion of leases payable	10,094	167,956
Warrant derivative	3,355,000	-0-
Total Current Liabilities	3,948,611	721,456

Long-Term Liabilities
Long-term portion of notes payable	-0-	361,295
Long-term portion of leases payable	97,769	10,094
Convertible debt (PIK Notes)	-0-	4,683,624
Total Long-Term Liabilities	97,769	5,055,013

TOTAL LIABILITIES	4,046,380	5,776,469

Commitments and Contingencies	-0-	- 0 -

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000
shares authorized, noncumulative, nonvoting,
nonconvertible, none issued or outstanding	-0-	- 0 -
Common stock, $0.001 par value, 120,000,000
shares authorized, 89,119,405 and 69,704,393
shares issued and outstanding at December 31, 2011
and December 31, 2010, respectively	89,120	69,704
Additional paid-in capital	47,765,350	29,860,041
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(19,016,551)	(11,533,915)
Total Applied Minerals, Inc.
stockholders’ equity (deficit)	8,828,423	(1,613,666)
Non-controlling interest	-0-	52,320
Total Stockholders’ Equity (Deficit)	8,828,423	(1,561,346)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$ 12,874,803	$ 4,215,123

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS
				For the Period
				January 1, 2009
				(Beginning of
				Exploration
	For the year ended			Stage) through
	December 31,			December 31,
	2011	2010	2009	2011

REVENUES	$ 92,952	$ - 0 -	$ - 0 -	$92,952
COST OF SALES	80,578	- 0 -	- 0 -	80,578
Gross Profit	12,374	- 0 -	- 0 -	12,374

OPERATING (INCOME)
EXPENSES:
Exploration costs	2,919,306	2,307,202	1,299,753	6,526,261
General and administrative	4,261,175	2,490,347	4,683,914	11,435,436
(Gain) loss from disposition
of land and equipment	(1,000)	(3,113)	(410)	(4,523)
Loss on impairment of equipment	-0-	13,080	42,042	55,122
Total Operating Expenses	7,179,481	4,807,516	6,025,299	18,012,296

Net Operating Loss	(7,167,107)	(4,807,516)	(6,025,299)	(17,999,922)

OTHER INCOME (EXPENSE):
Interest income	1,176	957	448	2,581
Interest expense	(387,684)	(248,047)	(310,554)	(946,285)
Sale of clay samples	-0-	4,943	6,000	10,943
Refund of insurance premium	-0-	6,370	13,786	20,156
Gain on stock award forfeiture	-0-	145,000	-0-	145,000
Gain(loss) on revaluation of warrants	225,000	-0-	-0-	225,000
Gain (loss) on revaluation
of stock awards	(47,000)	(22,000)	(150,500)	(219,500)
Net proceeds (expenses)
from legal settlement	-0-	(292,238)	118,913	(173,325)
Amortization of deferred
financing costs	(146,939)	(3,061)	-0-	(150,000)
Amortization of convertible
debt discount	-0-	(2,194)	(363,147)	(365,341)
Gain on settlement of debt	101,380	333,502	-0-	434,882
Other income (expense)	(3,370)	(7,241)	8,855	(1,802)
Total Other Income (Expense)	(257,437)	(84,009)	(676,199)	(1,017,691)

Loss from exploration stage,
before income taxes	(7,424,544)	(4,891,525)	(6,701,498)	(19,017,613)
Provision (benefit) for income taxes	-0-	- 0 -	- 0 -	-0-

Net Loss from Exploration Stage
Before Discontinued Operations	(7,424,544)	(4,891,525)	(6,701,498)	(19,017,613)

Net income (loss) from
discontinued operations	(5,772)	123,828	(64,674)	53,382

Net loss from exploration stage
after discontinued operations	(7,430,316)	(4,767,697)	(6,766,172)	(18,964,230)

Net income attributable to non-
controlling interest	(52,320)	-0-	-0-	(52,320)

Net Loss Attributable to
Applied Minerals, Inc.	$ (7,482,636)	$ (4,767,697)	$ (6,766,172)	$ (19,016,551)

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS
(continued)

	For the year ended
	December 31,
	2011	2010	2009

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations	$ (0.10)	$ (0.07)	$ (0.011)

Discontinued operations	-0-	- 0 -	- 0 -

Net Loss Per Share	$ (0.10)	$ (0.07)	$ (0.11)

Weighted Average Shares Outstanding (basic and diluted)	74,568,658	68,396,770	60,665,785

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

				For the Period
				January 1, 2009
				(Beginning of
				Exploration
	For the year ended			Stage) through
	December 31,			December 31,
	2011	2010	2009	2011

Net Loss	$ (7,482,636)	$ (4,767,715)	$ (6,766,200)	$(19,016,551)

Change in Market Value of Investments	-0-	1,327	(1,327)	-0-

Net Comprehensive Loss	$ (7,534,956)	$ (4,766,388)	$ (6,767,527)	$ (19,016,551)

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2011, 2010, and 2009

				Accumulated	Accumulated	Other		Total
	Common Stock			Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance,
January 1, 2009	59,215,628	$ 59,216	$ 22,096,327	$ (20,009,496)	$ - 0 -	$ (1,466)	$ 52,415	$ 2,196,996

Shares issued for directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common stock for
conversion of debt including
accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of convertible
debt discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock options and
warrants issued to directors
and consultants	--	--	401,234	--	--	--	--	401,234

Net change in unrealized gain
on available for sale securities	--	--	--	--	--	139	--	139

Change in non-controlling interest	--	--	--	--	--	--	(77)	(77)

Net loss					(6,766,172)			(6,766,172)

Balance, December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for directors fees	81,911	82	64,997	--	--	--	--	65,079

Issuance of common stock for
conversion of debt including
accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Fair value of stock options and
warrants issued to directors
and consultants	--	--	334,669	--	--	--	--	334,669

Shares canceled from forfeiture
agreed upon in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-controlling interest	--	--	--	--	--	--	(18)	(18)

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)

Balance, December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	--	52,320	(1,561,346)

Shares issued to related parties
related to forbearance agreement	427,714	428	320,358	--	--	--	--	320,786

Shares issued for directors fees
and other services	97,612	98	118,301	--	--	--	--	118,399

Issuance of common stock for
conversion of debt including
accrued interest	5,019,895	5,020	5,014,875	--	--	--	--	5,019,895

Fair value of stock options and
warrants issued to directors
and consultants	--	--	2,181,394	--	--	--	--	2,181,394

Shares issued for cashless option
and warrant exercise	47,505	48	(48)	--	--	--	--	--

Shares issued for cash	14,250,000	14,250	10,590,787	--	--	--	--	10,605,037

Impairment of consolidation	--	--	--	--		--	(52,320)	(52,320)

Net Loss	--	--	--	--	(7,482,636)	--	--	(7,482,636)

Balance, December 31, 2011	89,119,405	$ 89,120	$ 47,765,350	$ (20,009,496)	$ (19,016,551)	$ - 0 -	$ -0-	$ 8,828,423
The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS

				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2011	2010	2009	December 31, 2011

Cash flows from operating activities:
Net loss	$ (7,482,636)	$ (4,767,697)	$ (6,766,172)	$ (19,016,551)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	248,605	162,859	123,733	535,197
Amortization of deferred financing costs	146,939	3,061	-0-	150,000
Amortization of discount – PIK Notes	-0-	2,194	365,340	367,534
Issuance of PIK Notes in payment of interest	342,884	238,399	282,587	863,870
Stock issued for director and consulting services	118,436	65,079	17,250	200,765
Fair value of warrants and options
issued to consultants and directors	2,181,394	334,669	401,234	2,917,297
Gain on revaluation of stock warrants	(225,000)	-0-	-0-	(225,000)
Loss on revaluation of stock awards	47,000	22,000	150,500	219,500
Gain on stock award forfeiture	-0-	(145,000)	-0-	(145,000)
(Gain) Loss on disposition of assets	(1,000)	(3,113)	(410)	(4,523)
Gain on settlement of debts	(101,380)	-0-	-0-	(101,380)
Other non-cash expense (income)	(28,587)	-0-	-0-	(28,587)
Provision for doubtful accounts	11,938	-0-	-0-	11,938
Loss on impairment of assets	4,862	19,977	42,042	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	28,873	(61,275)	44	(32,358)
Mining supplies inventory	3,503	(3,503)	-0-	-0-
Deposits and prepaid expenses	(12,801)	(33,196)	136,764	90,767)
Increase (Decrease) in:
Accounts payable and accrued expenses	18,387	(134,476)	305,656	189,567
Net cash used by discontinued operations	(1,152)	118,011	486,680	603,585
Net cash used by operating activities	(4,699,735)	(4,182,011)	(4,454,752)	(13,336,498)

Cash flows from investing activities:
Purchases of land improvements	-0-	(70,729)	(2,194)	(72,923)
Purchases of equipment and vehicles	(271,387)	(60,104)	(122,580)	(454,071)
Proceeds from sale of assets	1,000	150,000	-0-	151,000
Net cash provided by discontinued operations	-0-	2,500	432,170	434,670
Net cash provided by investing activities	(270,387)	21,667	307,396	58,676

Cash flows from financing activities:
Payments on notes payable	(518,726)	(145,418)	(167,203)	(831,347)
Payments on leases payable	(167,956)	(131,764)	(121,274)	(420,994)
Proceeds from insurance settlement	-0-	115,000	-0-	115,000
Proceeds from notes payable	-0-	- 0 -	124,129	124,129
Proceeds from PIK notes payable	-0-	4,550,000	5,050,000	9,600,000
Net proceeds from sale of common stock
with attached warrant	14,185,000	-0-	-0-	14,185,000
Payments for forfeiture of stock	-0-	(170,000)	-0-	(170,000)
Net cash used by discontinued operations	-0-	-0-	(56,431)	(56,431)
Net cash provided by financing activities	13,498,318	4,217,818	4,829,221	22,545,357

Net increase (decrease) in cash	8,528,196	57,474	681,865	9,267,535
Cash and cash equivalents at beginning of period	1,642,340	1,584,866	903,001	903,001
Cash and cash equivalents at end of period	$ 10,170,536	$ 1,642,340	$ 1,584,866	$ 10,170,536

The accompanying notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS
(Continued)
				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2011	2010	2009	December 31, 2011

Cash Paid For:
Interest	$ 58,056	$ 10,893	$ 17,587	$ 86,536
Income Taxes	$ 1,465	$ 550	$ -0-	$ 2,015

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock	$5,019,895	$ 2,343,922	$ 4,095,921	$11,459,738
Equipment financed on lease	$ -0-	$ 197,000	$ -0-	$ 197,000
Prepaid insurance financed	$141,908	$-0-	$-0-	$141,908
Equipment financed with note payable	$173,838	$-0-	$-0-	$173,838

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

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at December 31, 2011 and 2010 attributed to the discontinued operation are as follows:
	December 31,	December 31,
	2011	2010
Property and equipment	$ 445,180	$ 450,042
Total assets from discontinued operations	$ 445,180	$ 450,042

Liabilities at December 31, 2011 and 2010 attributed to the discontinued operations are as follows:

	December 31,	December 31,
	2011	2010
Accounts payable and accrued liabilities	$ - 0 -	$ 1,152
Leases Payable	- 0 -	- 0 -
Total liabilities from discontinued operations	$ - 0 -	$ 1,152

Income (loss) after discontinued operations for the years ended December 31, 2011, 2010 , and 2009 was calculated as follows:

	Year ended December 31,
	2011	2010	2009
Revenues from discontinued operations	$ - 0 -	$ - 0 -	$ - 0 -
Cost of goods sold	- 0 -	- 0 -	- 0 -
General and administrative expenses	(910)	(12,962)	(36,354)
Payment of prior year income taxes	-0-	(550)	- 0 -
Collection of previously recorded bad debt	-0-	234,524	202,365
Gain on settlement of debts	-0-	27,192	- 0 -
Gain (Loss) on disposal of assets	-0-	2,500	(148,138)
Loss on impairment of assets	(4,862)	(126,876)	(82,547)
Income (loss) from discontinued operations	(5,772)	123,828	(64,674)
Income tax liability	- 0 -	- 0 -	- 0 -
Net income (loss) from discontinued operations	$ (5,772)	$ 123,828	$ (64,674)

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

NOTE 5 - NOTES AND LEASES PAYABLE

NOTES PAYABLE
Notes payable are detailed in the following schedules as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Note payable to legal firm due in monthly installments including interest at 10%. Debt was settled on December 30, 2011. (See Note 11)	$ -0-	$ 497,699

Note payable to an insurance company due in monthly installments, including interest at 3%. The note matures in July 2012.	110,648	69,805

Note payable to a company for equipment due in monthly installments, including implied interest of 9.34%. The note matures in July 2014.	152,496	-0-

Convertible debt (PIK Notes), net of applicable discounts, payable to multiple note holders, at an annual interest rate of 10%. The notes mature in December 2018. (See Note 7)	-0-	4,683,624

Total Notes Payable	263,144	5,251,128
Less: Current Portion	(165,375)	(206,209)

Total Long-Term Liabilities	$ 97,769	$5,044,919

The following is a schedule by year of the future minimum note payments as of December 31, 2011:

2012	$ 165,375
2013	60,063
2014	37,706
Thereafter	-0-
Total Notes Payable	$ 263,144

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

CAPITAL LEASES-CONTINUED
The following is a schedule by years of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011:

2012	$ 11,932
Less: Amount Representing Interest	(205)
Present Value of Net Minimum Lease Payments	$ 11,727

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Financial Statements

NOTE 5 - NOTES AND LEASES PAYABLE (CONTINUED)

The following is an analysis of the leased property under capital leases by major classes:

	December 31,
Classes of Property	2011	2010
Milling Equipment	$ 95,363	$ 162,052
Mining Equipment	-0-	197,000
Less: Accumulated Depreciation	(66,282)	(73,409)
Total assets under capital lease	$ 29,081	$ 285,643

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at December 31,
	Level 1	Level 2	Level 3	2011	2010

Financial instruments:
Liabilities
Stock awards payable	$ - 0 -	$ 127,000	$ - 0 -	$ 127,000	$ 80,000
Derivative instruments - Warrants	- 0 -	3,355,000	- 0 -	3,355,000	- 0 -
Total	$ - 0 -	$ 3,482,000	$ - 0 -	$ 3,482,000	$ 80,000

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Fair value measurement using inputs
	December 31, 2011	December 22, 2011

Market price and estimated fair value of stock:	$1.27	$1.33
Exercise price:	$2.00	$2.00
Expected term (years):	5	5
Dividend yield	$-0-	$-0-
Expected volatility:	77%	77%
Risk-free interest rate:	.90%	.90%

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

A summary of the status of the warrants outstanding at December 31, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.35	90,000	2.25 years	$ 0.35	90,000	$ 0.35
$ 0.78	213,402	4.08 years	$ 0.78	213,402	$ 0.78
$ 0.80	264,668	3.87 years	$ 0.80	264,668	$ 0.80
$ 1.00	340,000	2.75 years	$ 1.00	340,000	$ 1.00
$ 1.15	461,340	9.33 years	$ 1.15	346,005	$ 1.15
$ 2.00	5,054,367	4.97 years	$ 2.00	5,022,655	$ 2.00
	6,423,777			6,276,730

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

Outstanding Stock Warrants (Continued)
2011

Dividend Yield	0%
Expected Life	5 – 10 years
Expected Volatility	77% - 100%
Risk Free Interest Rate	.90% - 2.96%

A summary of the status and changes of the warrants issued during the years ended December 31, 2011, 2010 and 2009 are as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	580,187	$ 0.78	260,000	$ 0.75	- 0 -	$ - 0 -
Issued	5,853,590	1.86	320,187	0.80	260,000	0.75
Exercised	(10,000)	($.35)	- 0 -	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	6,423,777	$ 1.77	580,187	$ 0.78	260,000	$ 0.75
Exercisable at end of period	6,276,730	$ 1.79	580,187	$ 0.78	235,000	$ 0.75

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

Outstanding Stock Options (continued)
A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended December 31, 2011 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	7,593,277	$ 0.70
Granted	4,105,134	$ 1.06
Exercised	(100,000)	$0.90
Forfeited	- 0 -	- 0 -
Expired	- 0 -	- 0 -
Outstanding at December 31, 2011	11,598,411	$ - 0 -
Exercisable at December 31, 2011	7,951,420

During the year ended December 31, 2011, the Company issued 4,105,134 options to purchase the Company’s common stock with an average exercise price of $1.06.  Of the 4,105,134 options granted, the options will vest either monthly or quarterly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

300,481	Quarterly	March 1, 2011	February 28, 2012
2,904,653	Monthly	January 1, 2012	December 31, 2012
900,000	Monthly	September 15, 2011	September 14, 2014

A summary of the status of the options outstanding at December 31, 2011 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.65-$0.71	75,000	2.50 years	$ 0.69	75,000	$ 0.69
$ 0.70	7,358,277	7.75 years	$ 0.70	7,358,275	$ 0.70
$ 0.83	3,205,134	4.25 years	$ 0.83	358,145	$ 0.83
$ 1.00	60,000	4.50 years	$ 1.00	60,000	$ 1.00
$ 1.90	900,000	9.75 years	$ 1.90	100,000	$1.90
	11,598,411			7,951,420

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

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2011:
Basic EPS
Net loss to common shareholders	$ (7,534,956)	74,568,658	$ (0.10)

For the year ended December 31, 2010:
Basic EPS
Net loss to common shareholders	$ (4,767,715)	68,396,770	$ (0.07)

For the year ended December 31, 2009:
Basic EPS
Net loss to common shareholders	$ (6,766,200)	60,665,785	$ (0.11)

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

The actual Federal income tax provision differs from the amount computed by applying the Federal corporate income tax rate of 35% to income before taxes as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Expected federal tax benefit	(2,637,229)	$ (1,668,700)	$ (2,368,170)
State and local taxes	(949,403)	(600,732)	(852,541)
Non-deductible expenses	2,181,396	334,669	1,041,879
Change in valuation allowance	1,405,236	1,934,767	3,220,711
Income tax expense	$ -	$ -	$ -

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2011 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Net Operating Loss Carryforwards	$ (12,544,019)	$ (11,138,782)	$ (9,204,020)
Total gross deferred tax assets	12,544,019	11,138,782	9,204,020
Valuation allowance	(12,544,019)	(11,138,782)	(9,204,020)
Net deferred tax assets	$ - 0 -	$ - 0 -	$ - 0 -

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2 6 th day of April 2012.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	April 26, 2012
John F. Levy

/s/ DAVID TAFT	Director	April 26, 2012
David Taft

/s/ ANDRE ZEITOUN	Director	April 26, 2012
Andre Zeitoun

/s/ EVAN STONE	Director	April 26, 2012
Evan Stone

F-