Form 10-Q
period 2012-03-31
Applied Minerals, Inc.
filed 2012-05-10
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	□	Accelerated Filer	☒	Non-accelerated Filer	□	Smaller Reporting Company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2012 was 89,154,021.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC.
 (An Exploration Stage Company)

FIRST QUARTER 2012 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Consolidated Financial Statements

	Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	3

	Statements of Operations (unaudited) for the Three Months Ended March 31, 2012	4

	Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2012	6

	Condensed Notes to the Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures

Certification under Sarbanes-Oxley Act of 2002

PART I.                      FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,991,788	$10,170,536
Accounts receivable, net of allowance of $25,106 March 31, 2012
(unaudited) and $11,938 December 31, 2011	10,216	20,464
Deposits and prepaid expenses	367,177	333,447
Total Current Assets	8,369,181	10,524,447

Property and Equipment
Land and tunnels	500,000	500,000
Land improvements	164,758	164,758
Buildings	455,906	455,906
Mining equipment	1,011,402	975,164
Milling equipment	336,146	336,146
Laboratory equipment	67,728	67,728
Office furniture and equipment	47,794	34,643
Vehicles	100,800	100,800
Less: Accumulated Depreciation	(811,045)	(729,969)
Total Property and Equipment	1,873,489	1,905,176

Other Assets
Assets held for sale	445,180	445,180
Total Other Assets	445,180	445,180

TOTAL ASSETS	$10,687,850	$12,874,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$278,769	$291,142
Liabilities from discontinued operations	1,835	- 0 -
Stock awards payable	148,000	127,000
Current portion of notes payable	119,479	165,375
Current portion of leases payable	-0-	10,094
Warrant derivative	4,614,500	3,355,000
Total Current Liabilities	5,162,583	3,948,611

Long-Term Liabilities
Long-term portion of notes payable	83,273	97,769
Total Long-Term Liabilities	83,273	97,769

Total Liabilities	5,245,856	4,046,380

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, noncumulative, nonvoting, nonconvertible,
none issued or outstanding	-0-	- 0 -
Common stock, $0.001 par value, 120,000,000 shares authorized,
89,142,169 and 89,119,405 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	89,143	89,120
Additional paid-in capital	48,437,438	47,765,350
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(23,075,091)	(19,016,551)
Total Stockholders’ Equity	5,441,994	8,828,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,687,850	$12,874,803

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2012	2011	March 31, 2012

REVENUES	$55,402	$44,468	$148,354

COST OF SALES	(42,492)	(21,075)	(123,070)

Gross Profit	12,910	23,393	25,284

OPERATING (INCOME) EXPENSES:
Exploration costs	774,961	670,854	7,301,222
General and administrative	2,010,420	907,651	13,445,856
(Gain) loss from disposition of land and equipment	-0-	(1,000)	(4,523)
Loss on impairment of equipment	-0-	- 0 -	55,122
Total Operating Expenses	2,785,381	1,577,505	20,797,677

Net Operating Loss	(2,772,471)	(1,554,112)	(20,772,393)

OTHER INCOME (EXPENSE):
Interest income	1,122	222	3,703
Interest expenses	(4,312)	(132,146)	(950,597)
Sale of clay samples	-0-	- 0 -	10,943
Refund of insurance premium	-0-	2,531	20,156
Gain on stock award forfeiture	-0-	- 0 -	145,000
Gain (loss) on revaluation of warrants	(1,259,500)	-0-	(1,034,500)
Gain (loss) on revaluation of stock awards	(21,000)	(1,000)	(240,500)
Net proceeds (expenses) from legal settlement	-0-	- 0 -	(173,325)
Amortization of deferred financing costs	-0-	(4,592)	(150,000)
Amortization of convertible debt discount	-0-	- 0 -	(365,341)
Gain on settlement of debt	-0-	- 0 -	434,882
Other income (expense)	(544)	(6,041)	(2,346)
Total Other Income (Expense)	(1,284,234)	(141,026)	(2,301,925)

Loss from exploration stage, before income taxes	(4,056,705)	(1,695,138)	(23,074,318)

Provision (benefit) for income taxes	- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage
Before Discontinued Operations	(4,056,705)	(1,695,138)	(23,074,318)

Net income (loss) from discontinued operations	(1,835)	(910)	51,547

Net Loss from Exploration Stage After Discontinued Operations	(4,058,540)	(1,696,048)	(23,022,771)

Net income (loss) attributable to non-controlling interest	-0-	24	(52,320)

Net Loss Attributable to Applied Minerals, Inc.	$(4,058,540)	$(1,696,024)	$(23,075,091)

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	For the three months ended
	March 31,
	2012	2011

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations	$(0.05)	$(0.02)
Net income (loss) per share from discontinued operations	-0-	- 0 -

Net Loss Per Share (Basic and Diluted)	$(0.05)	$(0.02)

Weighted Averages Shares Outstanding (Basic and Diluted)	89,136,400	69,820,574

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage )
	March 31,		through
	2012	2011	March 31, 2012

Cash Flows From Operating Activities:
Net loss	$(4,058,540)	$(1,696,048)	$(23,075,091)
Adjustments to reconcile net loss
to net cash used in operations
Depreciation	81,076	66,239	616,273
Amortization of deferred financing costs	-0-	4,592	150,000
Amortization of discount – PIK Notes	-0-	- 0 -	367,534
Issuance of PIK Notes in payment of interest	-0-	- 0 -	863,870
Stock issued for director and consulting services	30,999	34,338	231,764
Fair value of warrants and options
issued to consultants and directors	641, 112	429,029	3,558,409
Loss on revaluation of stock warrants	1,259,500	-0-	1,034,500
Loss on revaluation of stock awards	21,000	1,000	240,500
Gain on stock award forfeiture	-0-	- 0 -	(145,000)
Gain on disposition of assets	-0-	(1,000)	(4,523)
Gain on settlement of debts	-0-	-0-	(101,380)
Other non-cash expense (income)	-0-	-0-	(28,587)
Provision for doubtful accounts	-0-	-0-	11,938
Loss on impairment of assets	-0-	- 0 -	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	10,248	17,075	(22,110)
Mining supplies inventory	-0-	325	-0-
Deposits and prepaids	(33,730)	(15,847)	57,037
Increase (Decrease) in:
Accounts payable and accrued expenses	(10,538)	247,460	179,029
Net cash used by discontinued operations	-0-	1,350	603,585
Net cash used by operating activities	(2,058,873)	(911,487)	(15,395,371)

Cash Flows From Investing Activities:
Purchases of land improvements	-0-	- 0 -	(72,923)
Purchases of equipment and vehicles	(49,389)	(74,979)	(503,460)
Proceeds from sale of assets	-0-	1,000	151,000
Net cash provided by discontinued operations	-0-	- 0 -	434,670
Net cash provided (used) by investing activities	(49,389)	(73,979)	9,287

Cash Flows From Financing Activities:
Payments on notes payable	(60,392)	(62,597)	(891,739)
Payments on leases payable	(10,094)	(45,817)	(431,088)
Proceeds from insurance settlement	-0-	- 0 -	115,000
Proceeds from notes payable	-0-	- 0 -	124,129
Proceeds from PIK notes payable	-0-	- 0 -	9,600,000
Proceeds from sale of common stock	-0-	2,250,000	14,185,000
Payments for legal settlement	-0-	- 0 -	(170,000)
Net cash used by discontinued operations	-0-	- 0 -	(56,431)
Net cash provided (used) by financing activities	(70,486)	2,141,586	22,474,871

Net increase (decrease) in cash	(2,178,748)	1,156,120	7,088,787

Cash and cash equivalents at beginning of period	10,170,536	1,642,340	903,001

Cash and cash equivalents at end of period	$7,991,788	$2,798,460	$7,991,788

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
				For the Period
				January 1, 2009
				(Beginning of
	For the three months ended			Exploration Stage)
	March 31,			through
	2012	2011		March 31, 2012

Cash Paid For:
Interest	$4,312		$15,054	$90,848
Income Taxes	$-0-		$160	$-0-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and
accrued interest to common stock	$-0-	$	- 0 -	$11,459,738
Equipment financed on lease	$-0-	$	- 0 -	$197,000
Equipment financed with notes payable	$-0-		$-0-	$173,838
Prepaid insurance financed with note payable	$-0-		$-0-	$141,908

The accompanying condensed notes are an integral part of these financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements as of March 31, 2012 and 2011, and cumulative from inception of the exploration stage through March 31, 2012, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2012 and the results of its operations and its cash flows for the periods ended March 31, 2012 and 2011, and cumulative from inception of the exploration stage through March 31, 2012.  These results are not necessarily indicative of the results expected for the year ending December 31, 2012.  The accompanying financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2011, as amended, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

Operating results for the three months period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 included herein has been derived from the Company’s audited financial statements as of, and for the fiscal year ended, December 31, 2011, as amended.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed, financial statements represent the consolidation of the Company and all companies that the Company directly controls either through majority ownership or otherwise.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)
The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at March 31, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short- and long-term notes payable approximate fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs					Carrying amount at
	Level 1		Level 2	Level 3		March 31, 2012

Financial instruments:
Liabilities
Stock awards payable	$	- 0 -	$148,000	$	- 0 -	$148,000
Derivative instruments - Warrants		- 0 -	4,614,500		- 0 -	4,614,500
Total	$	- 0 -	$4,762,500	$	- 0 -	$4,762,500

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Fair value measurement using inputs
	March 31,	December 31,
	2012	2011

Market price and estimated fair value of stock:	$1.48	$1.27
Exercise price:	$2.00	$2.00
Expected term (years):	4.75	5
Dividend yield	$-0-	$-0-
Expected volatility:	89%	77%
Risk-free interest rate:	1.04%	.90%

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

At March 31, 2012 and 2011, all costs associated with the Company's mine have been expensed.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation and have been identified as such.  Assets at March 31, 2012 and December 31, 2011 attributed to the discontinued operation are as follows:

	March 31,	December 31,
	2012	2011

Property and equipment	$445,180	$445,180
Total Assets From Discontinued Operations	$445,180	$445,180

At March 31, 2012 property taxes of $1,835 were accrued related to discontinued operations. At December 31, 2011, there were no liabilities attributed to discontinued operations.

Income (loss) after discontinued operations for the three months ended March 31, 2012 and 2011 was calculated as follows:

	For the three months ended
	March 31,
	2012	2011

Revenues from discontinued operations	$-0-	$	- 0 -
Cost of goods sold	-0-		- 0 -
General and administrative expenses	(1,835)		(910)
Collection of previously recorded bad debt	-0-		- 0 -
Loss on disposal of assets	-0-		- 0 -
Loss on impairment of assets	-0-		- 0 -
Income (Loss) from discontinued operations	(1,835)		(910)
Income tax liability	- 0 -		- 0 -
Net income (loss) from discontinued operations	$(1,835)		$(910)

The Company does not believe there is an effect of income taxes on discontinued operations.  Due to ongoing operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 150,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  At the time of the grant in 2007, there were not enough unauthorized, unissued and available shares necessary to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it accordingly at the end of each period.  The Company continues to explore its options to resolve this outstanding issue.  For the three months ended March 31, 2012, the Company realized a loss on the revaluation of the remaining stock award.  The value of the outstanding stock awards at March 31, 2012 and December 31, 2011 were $148,000 and $127,000, respectively.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 6 - NOTES PAYABLE

On July 7, 2011 the Company purchased a piece of mining equipment for $198,838 with an implicit interest rate of 9.34%.  The long-term debt is collateralized by the piece of mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011.

Note payable to an insurance company due in monthly installments, including interest at 3%.  Note matures in July 2012.

Note payable at March 31, 2012, payable $5,556 monthly, including interest	$139,288
Note payable to an insurance company due in monthly installments, including 3% interest	63,464
Less: current portion	(119,479)
Note payable, long-term portion	$83,273

The following is a schedule of the future minimum note payments as of March 31, 2012:

2012	$119,479
2013	61,477
2014	21,796
Total notes payable	$202,752

During the three months ending March 31, 2012, the Company’s interest expense totaled $4,312.

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 2010, the Company sold several 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at a fixed conversion rate of between $0.35 to $1.00 per share, with conversion rates at the time of the issuance of the notes being lower than, higher than, or equal to the market price of the Company’s common stock.  In the case in which the conversion rate of a newly issued note is lower than the market price of the Company’s common stock, a beneficial conversion feature is recognized and the intrinsic value of the beneficial conversion feature is recorded as a discount on the note with a corresponding credit to additional paid-in capital.  The notes bear nominal interest at the rate of 10% per annum (or an effective interest rate of 10.25%) payable (including by issuance of additional in-kind notes) semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes.  The Convertible Notes are notes whereby the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in either a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion.  The PIK Notes, except those issued in October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in October 2010 cannot be converted by the Company for one year from the date of issuance

As of December 31, 2011, all PIK notes had been converted to the Company’s common stock.

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs were amortized over the term of the debt.  The Company amortized the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs were immediately expensed.  During the three months ended March 31, 2012, 2011, and 2010, total expense related to deferred financing costs were $0, and $4,592, respectively.  As of March 31, 2012 and December 31, 2011, there were $0 of deferred financing costs remaining on Convertible PIK Notes.

Mandatory Conversion
In May 2011, the Company mandatorily converted the May 2010 convertible debt and unpaid interest.  Upon conversion, 1,654,725 shares of the Company’s common stock were issued for the conversion of the notes.

In October 2011, the Company mandatorily converted the October 2010 convertible debt and unpaid interest into the Company’s common stock.  On the date of conversion, 3,365,170 shares of common stock was issued, valued at a total of $3,365,170, of which $3,250,786 was principal and the remainder of $114,384 was accrued interest.  In addition, the related deferred financing costs were immediately amortized to zero as, at the time of mandatory conversion, the remaining convertible debt equaled $0.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At March 31, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At March 31, 2012 and December 31, 2011, 89,142,169 and 89,119,405 shares were issued and outstanding, respectively.

During the three months ended March 31, 2012, the Company issued a total of 22,764 shares of restricted, common stock to directors and consultants as payment of fees.  The value of such was recorded at $30,999.

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants
No warrants were issued during the three months ended March 31, 2012.  A summary of the status and changes of the warrants are as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2011	6,423,777	$1.77
Issued	-0-	-0-
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at March 31, 2012	6,423,777	$1.77
Exercisable at March 31, 2012	6,405,657	$1.77

A summary of the status of the warrants outstanding at March 31, 2012 is presented below:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.35	90,000	2.00 years	$0.35	90,000	$0.35
$0.78	213,402	3.83 years	$0.78	213,402	$0.78
$0.80	264,668	3.62 years	$0.80	264,668	$0.80
$1.00	340,000	2.50 years	$1.00	340,000	$1.00
$1.15	461,340	9.08 years	$1.15	461,340	$1.15
$2.00	5,054,367	4.72 years	$2.00	5,036,247	$2.00
	6,423,777		$1.77	6,405,657	$1.77

At March 31, 2012, the total compensation of $20,979 for unvested shares is to be recognized over the next 3 months on a weighted average basis.  Compensation expense of $188,907 has been recognized for the vesting of warrants to non-related parties in the accompanying statements of operations for the three months ended March 31, 2012.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Options (continued)
The significant assumptions relating to the valuation of the Company’s options for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011

Dividend Yield	0%	0%
Expected Life	5 years	5 – 10 years
Expected Volatility	89%	81 – 105%
Risk Free Interest Rate	0.72% - 1.06%	2.02 – 3.75%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended March 31, 2012 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2011	11,598,411	$0.83
Issued	225,000	1.45
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at March 31, 2012	11,823,411	$0.84
Exercisable at March 31, 2012	8,444,452

During the three months ended March 31, 2012, the Company issued 225,000 options to purchase the Company’s common stock with an average exercise price of 1.35.  The options that have been granted will vest either monthly or quarterly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

225,000	Monthly	March 1, 2012	February 1, 2013

A summary of the status of the options outstanding at March 31, 2012 is presented below:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.65 - $ 0.71	75,000	2.25 years	$0.69	75,000	$0.69
$0.70	7,358,277	7. 50 years	$0.70	7,358,277	$0.70
$0.83	3,205,134	4.00 years	$0.83	757,425	$0.83
$1.00	60,000	4.25 years	$1.00	60,000	$1.00
$1.24	100,000	5.00 years	$1.24	8,333	$1.24
$1.45	125,000	5.00 years	$1.45	10,417	$1.45
$1.90	900,000	9.50 years	$1.90	175,000	$1.90
	11,823,411		$0.74	8,444,452	$0.99

At March 31, 2012, the total compensation of $2,161,146 for unvested shares is to be recognized over the next three years on a weighted average basis.

Compensation expense of $452,205 has been recognized for vesting of options for the three months ended March 31, 2012.  The intrinsic value of the outstanding options at March 31, 2012 was $7,940,093.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company will accrue an estimated loss contingency when information is available before the financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

COMMITMENTS

Material Advisors
On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”).  The Management Agreement has a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provides 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement, Manager will perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun will serve as Company’s Chief Executive Officer and will be appointed as a member of the Company’s Board of Directors.

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

On February 8, 2011, the Company’s Board of Directors extended the management agreement between the Company and Materials Advisors for an additional year.  The extension continues Manager’s services through December 31, 2012.  The extension included the option to purchase 2,904,653 shares of the Company’s common stock at an exercise price of $0.83.  The vesting of such options will begin January 1, 2012 and will vest equally over the twelve-month period ending December 1, 2012.

As of January 1, 2012, the Company’s management agreement with the Manager was amended.  The amendments included: (i) the Company is to be responsible for any employee benefits provided to the members of the Manager; and (ii) the Company is to be solely responsible for all travel, entertainment, office and marketing expenses and all other ordinary and necessary business expenses incurred by the Manager and its members in connection with the services provided under the 2012 Agreement.

On January 17, 2012, the Company’s Board of Directors unanimously agreed to pay a performance bonus of $750,000 to the Manager.

Office Lease
On February 24, 2012 the Company entered into an extension of their lease agreement to commence on April 1, 2012.  The lease is to expire on December 31, 2012 with an option to extend the lease through December 31, 2014.  A deposit of $68,958 was paid on March 31, 2012.  The monthly rent will be $11,614 for 2012, $11,963 for 2013, and $12,322 for 2014, if the Company makes the decision to extend the lease for 2013 and 2014.

NOTE 11 – RELATED PARTIES

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive guidance.  The agreement has a term beginning on December 30, 2008 and ending on December 30, 2012 and calls for monthly management fees of $83,333 to be paid for services.  In addition to management fees, MA was granted stock options equivalent to 6,583,277 shares of common stock.  Such options vest equally over the life of the management agreement and may be exercised at a strike price of $0.70 per share.  On February 8, 2011, the Company’s Board of Directors extended the management agreement between the Company and Materials Advisors for an additional year.  The extension continues Material Advisor’s services through December 31, 2012.  The extension included the option to purchase 2,904,653 shares of the Company’s common stock at an exercise price of $0.83.  The vesting of such options will begin January 1, 2012 and will vest equally over the twelve-month period ending December 1, 2012.  As of January 1, 2012, the Company’s management agreement with the Manager was amended.

The amendments included: (i) the Company is to be responsible for any employee benefits provided to the members of the Manager; and (ii) the Company is to be solely responsible for all travel, entertainment, office and marketing expenses and all other ordinary and necessary business expenses incurred by the Manager and its members in connection with the services provided under the 2012 Agreement.  On January 17, 2012, the Company’s Board of Directors unanimously agreed to pay a performance bonus of $750,000 to the Manager.

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

OVERVIEW

Applied Minerals, Inc. is a leading global producer of halloysite clay used in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company operates the Dragon Mine located in Juab County, Utah, the only commercial source of halloysite clay in the western hemisphere.  We believe that we possess the only source of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  Since January 1, 2011 we have sold approximately $93,000 of halloysite clay to two companies that are using it in the production of a number polymer-based applications.  We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each.  We also differentiate our halloysite products based on color.  At times we surface treat our product to achieve certain performance characteristics required by customers products.  There are approximately 300 companies in various stages of testing halloysite clay products.  There have been no sales of iron ore.  We intend to market the goethite and the hematite as iron ore pigments.

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

To our knowledge, the only other large-scale, commercially developed source of halloysite clay is located in New Zealand.  The New Zealand property, which is owned by Imerys, (Euronext: NK), has been historically focused on supplying its halloysite clay to the porcelain, fine china and other commodity-like markets.  Our primary focus, however, is centered on marketing the Dragon Mine’s halloysite clay to certain advanced application markets to which the material’s unique morphological and chemical characteristics provides enhanced functionality, contributing to the development of a number of high-performance products within a range of industries.  At the time of this report, we have sold our Dragon Mine clay to two customers who plan to utilize it in plastic applications.  Additionally, we are at different stages of the halloysite commercialization process with at least one hundred potential customers.  The Company currently markets its line of halloysite-based products under the Dragonite™ name.

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

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  At March 31, 2012 and 2010, all costs associated with the Dragon Mine have been expensed.

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting.  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue for the three months ended March 31, 2012 was approximately $55,400, compared to $44,500 generated during the same period in 2011.  The increase was due to an increase in sales of Dragonite ™ to a customer for use as a reinforcing additive for certain plastic applications.

Gross profit for the three months ended March 31, 2012 was approximately $12,900 compared to $23,400 in gross profit generated during the same period in 2011.  The $10,500 decline in gross profit was driven primarily by the allocation of labor expense to cost of sales, which was not allocated in the same period in 2011.  Gross profit as a percentage of revenue was approximately 23.2% compared to 52.3%.  The difference was attributable primarily to the allocation of labor costs to cost of sales, which did not occur in the same period in 2011.

Total operating expenses for the three months ending March 31, 2012 were approximately $2,785,400 compared to approximately $1,577,500 of expenses incurred during the same period in 2011, an increase of $1,207,900 or 76.7%.  The increase was due primarily to a $1,102,800, or 121.5%, increase in general and administrative expense.

Exploration costs incurred during the three months ended March 31, 2012 were approximately $775,000 compared to approximately $670,900 of costs incurred during the same period in 2011, an increase of approximately $104,100, or 15.5%.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to further expand its drilling and testing program, for both clay and iron ore, to additional areas of the Dragon Mine property, the testing of which has indicated the presence of saleable clay mineral and an iron ore deposit.  The primary drivers of the increase in exploration costs included a $42,800, or 27.5%, increase in employee wages due to an increase in the general activity of the Company’s workforce, the incurrence of $41,100 of employee health insurance expense not incurred during the same period in 2011, a $25,600, or 271.5%, increase in materials and supplies due to the increase in drilling and development activity at the mine, a $19,700, or 78.2%, increase in contract testing of clay and iron drill samples, a $16,100, or 110.6%, increase in equipment rental and lease expense related to an expansion of the Company’s fleet of mining and mining-related equipment, and a $14,700, or 22.6%, increase in depreciation expense related to the Company expanded fleet of equipment, offset by a $41,600, or 32.6%, decline consulting services expense resulting from a decrease in the utilization of certain geologic-related services, and a $11,200, or 45.9%, decline in explosive expense.

General and administrative expenses incurred during the three months ended March 31, 2012 totaled approximately $2,010,400 compared to approximately $907,700 of expense incurred during the same period in 2011, an increase of approximately $1,102,700 or 121.5%.  The increase was driven primarily by the incurrence of a one-time performance bonus payment of $750,000 to Material Advisors, LLC, a $233,500, or 50.7%, increase in expense related to the issuance of options to certain employees, a $56,500, or 94.1%, in wage and benefits expense due to an addition to the Company’s management team and the offering of a company-paid health insurance plan to management, a $35,700 increase in travel and related expense due primarily to a change in the terms of the Management Agreement with Material Advisors, LLC (see Note 10), the incurrence of $17,600 of rent expense related to the lease of the office of the principal executives (see Note 10), a $16,300, or 60.3%, increase in D&O insurance premiums (a larger policy was purchased), and a $13,100, or 51.2%, increase in audit and accounting service fees, partially offset by a $24,000 decline in legal expenses related to the lower utilization of outside counsel.

Net loss from exploration stage before discontinued operations for the three-month period ending March 31, 2012 was approximately $4,056,700 compared to a loss of approximately $1,695,100 incurred during the same period in 2011, an increase of approximately $2,361,600 or 139.3%.  The increase in the loss from exploration stage before discontinued operations was due primarily to a $10,500 decline in gross profit (as previously described), a $104,100 increase in exploration expense (as previously described), a $1,102,700 increase in general and administrative expense (as previously described), a $1,259,500 expense related to the revaluation of warrants associated with the financing executed in December 2011, and a $20,000 increase in the loss related to the revaluation of stock awards, partially offset by a $127,800 decrease in interest expense, and a $5,500 decline in other expense.

Net loss from discontinued operations for the three months ended March 31, 2012 was approximately $1,800 compared to a loss of $900 for the same period in 2011, an increase in net loss of approximately $900.  The increase in net loss from discontinued operations was due primarily to the incurrence of property taxes not incurred in the comparable period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through March 2012, our activities have been financed primarily through the sale of convertible debt and equity securities. During the twelve months ended March 31, 2012, we raised $14,185,000 of cash proceeds through the sale of common stock.  We may need to raise additional capital during the remainder of 2012, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt or the monetization of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations. At March 31, 2012, the Company had a total accumulated deficit of approximately $43,084,500.  For the three months ended March 31, 2012 and 2011, the Company sustained net losses from exploration stage before discontinued operations of approximately $4,056,700 and $1,695,100, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

Cash used by operating activities during the nine months ended March 31, 2012 was approximately $2,058,900 compared to $911,500 of cash used during the same period in 2010.  The $1,147,400 increase in cash used during the period was due primarily to an increase in the net loss realized of approximately $2,362,500, and a $284,400 increase in cash used by a change in operating assets and liabilities, partially offset by a $1,259,500 non-cash loss on the revaluation of stock warrants, a $212,200 increase in non-cash expense related to the fair value of options granted to certain employees and consultants, and a $14,000 increase in depreciation expense.

Cash used by investing activities during the three months ended March 31, 2012 was approximately $49,400 compared to a use of $74,000 during the same period in 2011.  The $24,600 decrease in cash used during the period was driven by a $24,600 decrease in the purchase of vehicles and equipment.

Cash used through financing activities during the three months ended March 31, 2012 was approximately $70,500 compared to $2,141,600 of cash generated during the same period in 2011.  The $2,212,100 decrease in cash generated during the period was driven primarily through the elimination of $2,250,000 of cash proceeds raised through the sale of common stock during the comparable period in 2011.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of March 31, 2012, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. We have identified the following material weaknesses: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) the Company, given its relatively small size, did not have sufficient segregation of duties over a variety of financial processes.  Management, with the participation of the principal executive officer and principal financial officer, is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting.  Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures: (i) a search is being conducted for a permanent Chief Accounting Officer who has particular experience remediating the inadequate controls exhibited by the Company; (ii) a CPA firm was engaged in late 2011 to assume its bookkeeping function from its soon-to-be-closed Idaho office, which, we believe, will result in a significant improvement in the accurate and timely recording of transactions; and (iii) additional accounting personnel will be hired as the Company grows its business and generates the cash flow necessary to make such hires.  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of March 31, 2012 and December 31, 2011, and results of its operations and cash flows for the period ended March 31, 2012 and 2011, in conformity with United States generally accepted accounting principles (GAAP).

(b)           Changes in Internal Controls.

Management continues to both assess its internal controls and implement changes to strengthen them.  Steps have been, or will be, taken by the Company to implement the previously discussed changes in a timely manner.

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

During the three months ended March 31, 2012, the Company issued 3,937 shares of its common stock as payment of a director’s fee valued at $5,000.

During the three months ended March 31, 2012, the Company issued 18,827 shares of its common stock to consultants for services valued at $26,000.

During the three months ended March 31, 2012, the Company issued 100,000 options to purchase common stock, valued at $76,200 using the Black-Scholes model, to a director.

During the three months ended March 31, 2012, the Company issued 125,000 options to purchase common stock, valued at $111,075 using the Black-Scholes model, to an employee.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this Form 10-Q.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)	Exhibits.

The following exhibits are included in this report:

Exhibit Number	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

95	Mine Safety Disclosures

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MINERALS, INC.

Dated: May 8, 2012	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 8, 2012	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Interim Chief Financial Officer