Form 10-K/A
period 2011-12-31
Applied Minerals, Inc.
filed 2012-06-01
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 3 )

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A (AMENDMENT NO. 3 ) or any amendment to this Form 10-K/A (AMENDMENT NO. 3 ).
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

2

APPLIED MINERALS, INC.
YEAR 2011 ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 3 )

PREFERATORY NOTE

The purpose of this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 19, 2012, is :

1.	To correct two typographical errors in Section 9A – Disclosure Controls and Procedures in each case changing “2007” to “2011.”
2.	To add to Item 9A an attestation report of the registered public accounting firm, which was inadvertently omitted.
3.
To revise the opinion paragraph of the independent accountant’s audit report to opine upon the cumulative period from January 1, 2009 through December 31, 2011, in addition to the annual periods already included, and to amend its opinion on management’s report on internal controls.

No other changes have been made to the Form 10-K other than the furnishing of the information described above. This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Beginning in January 2008 with the appointment of two new directors and ending in December 2008 with the resignation of a director, the membership of board of directors completely turned over.  On January 1, 2009 , new management was appointed.  Generally speaking current management believes that the corporate strategies employed by the Company’s former management were ineffective in successfully commercializing the Dragon Mine.

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

•	To date over 500 samples of borehole material has been tested to determine mineralogy, particularly for halloysite, kaolinite, illite smectite levels and other properties;

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

In October 2010, as compensation for acting as agent related to a financing, Tejas Securities, Inc. was granted 180,000 warrants to purchase common stock that have an exercise price of $1.00 per share and a term of five years.  The warrants have vested.

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

Since January 1, 2011 we have sold approximately $93,000 of halloysite clay to two companies that are using it in the production of a number polymer-based applications.   We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each.  We also differ e ntiate our halloysite products based on color.  At times we surface treat our product to achieve certain performance characteristics required by customers products.  There are approximately 300 companies in various stages of testing halloysite clay products.

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

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 20 11 . Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 20 11 .  We determined that the Company did not have sufficient control over the closing process and could not prepare its financial statements, footnotes and 10-K disclosures in a timely fashion.  This weakness resulted in significant last minute changes to the Company’s financial reports and Form 10-K which could have resulted in material errors in the financial reports and 10-K.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director1/Officer Since	Principal Occupation
John F. Levy	56	Non-executive Chairman since August 2009, Director since January 2008	CEO of Board Advisory
Evan D. Stone	40	Director since August 2009	Partner, Lee & Stone
David A. Taft	55	Director since October 2008	President, IBS Capital LLC
Andre M. Zeitoun	39	Chief Executive Officer, President and Director since January 2009	President, Chief Executive Officer and Director of Company
Christopher T. Carney	41	Officer since February 2009	Interim Chief Financial Officer of Company
William Gleeson	68	Officer since September 2011	General Counsel
(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

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

(3)	Mr. Gleeson’s employment began on September 15, 2011. All other compensation includes the reimbursement of moving expenses ($28,100) and health insurance premiums ($3,560).

Grants of Plan-Based Awards

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andre M. Zeitoun, CEO (1)									- 0 -	- 0 -	- 0 -
Christopher T. Carney, Interim CFO (1)									- 0 -	- 0 -	- 0 -
William Gleeson, General Counsel	9-15-11								900,000	1.90	532,400
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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

PMB Helin Donovan, LLP was selected by our Board of Directors as the Company’s independent accountant for the fiscal year ending December 31, 2011 and for the fiscal year ending December 31, 2010 .  Representatives of PMB Helin Donovan will not be attending the shareholder meeting.

Fees payable to PMB
The following table presents fees for audit services rendered by PMB Helin Donovan, the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2011 and 2010.

PMB Helin Donovan, LLC
	December 31, 2011	December 31, 2010

Audit Fees	$ 76,000	$ 126,000
Audit-Related Fees	- 0 -	- 0 -
Tax Fees (1)	8,000	40,000
All Other Fees (2)	- 0 -	- 0 -

Total	$ 84,000	$ 166,000

(1)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.
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

PART IV

ITEM 16.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1 – F-2

Financial Statements:

Balance Sheets at December 31, 2011 and 2010	F-3– F-4

Statements of Operations and Comprehensive Loss for Years Ended December 31, 2011, 2010, and 2009	F-5 – F-7

Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009	F8

Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009	F-9 – F-10

Notes to Financial Statements	F-11 – F- 23

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Minerals, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, and the cumulative period from inception (January 1, 2009) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Minerals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

PMB Helin Donovan, LLP
/s/PMB Helin Donovan, LLP

Seattle, Washington

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL CONTROLS

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2011:

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Applied Minerals, Inc. as of December 31, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011, 2010 and 2009, and the cumulative period from inception (January 1, 2009) through December 31, 2011. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that Applied Minerals, Inc., did not maintain effective internal control over financial reporting as of December 31, 2011, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Applied Minerals, Inc., has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2011, 2010, and 2009

				Accumulated	Accumulated	Other		Total
	Common Stock			Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance, January 1, 2009	59,215,628	$ 59,216	$ 22,096,327	$ (20,009,496)	$ - 0 -	$ (1,466)	$ 52,415	$ 2,196,996

Shares issued for directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common stock for
conversion of debt including
accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of convertible debt discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock options and
warrants issued to directors
and consultants	--	--	401,234	--	--	--	--	401,234

Net change in unrealized gain
on available for sale securities	--	--	--	--	--	139	--	139

Change in non-controlling interest	--	--	--	--	--	--	(77)	(77)

Net loss					(6,766,172)			(6,766,172)

Balance, December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for directors fees	81,911	82	64,997	--	--	--	--	65,079

Issuance of common stock for
conversion of debt including
accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Fair value of stock options and
warrants issued to directors
and consultants	--	--	334,669	--	--	--	--	334,669

Shares canceled from forfeiture
agreed upon in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-controlling interest	--	--	--	--	--	--	(18)	(18)

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)

Balance, December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	--	52,320	(1,561,346)

Shares issued to related parties
related to forbearance agreement	427,714	428	320,358	--	--	--	--	320,786

Shares issued for directors fees
and other services	97,612	98	118,301	--	--	--	--	118,399

Issuance of common stock for
conversion of debt including
accrued interest	5,019,895	5,020	5,014,875	--	--	--	--	5,019,895

Fair value of stock options and
warrants issued to directors
and consultants	--	--	2,181,394	--	--	--	--	2,181,394

Shares issued for cashless option
and warrant exercise	47,505	48	(48)	--	--	--	--	--

Shares issued for cash	14,250,000	14,250	10,590,787	--	--	--	--	10,605,037

Impairment of consolidation	--	--	--	--		--	(52,320)	(52,320)

Net Loss	--	--	--	--	(7,482,636)	--	--	(7,482,636)

Balance, December 31, 2011	89,119,405	$ 89,120	$ 47,765,350	$ (20,009,496)	$ (19,016,551)	$ - 0 -	$ -0-	$8,828,423

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

Income (loss) after discontinued operations for the years ended December 31, 2011, 2010, and 2009 was calculated as follows:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30t h day of May 2012.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	May 30, 2012
John F. Levy

/s/ DAVID TAFT	Director	May 30 , 2012
David Taft

/s/ ANDRE ZEITOUN	Director	May 30 , 2012
Andre Zeitoun

/s/ EVAN STONE	Director	May 30 , 2012
Evan Stone

F-