Form 10-K/A
period 2011-12-31
Applied Minerals, Inc.
filed 2012-08-09
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 4 )

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A (AMENDMENT NO. 4 ) or any amendment to this Form 10-K/A (AMENDMENT NO. 4 ).
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer	☒	Non-accelerated Filer ☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	☐	NO	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on the last sales price on the OTC Bulletin Board on that date, was approximately $89,144,127.

APPLIED MINERALS, INC.
YEAR 2011 ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 4 )

PREFERATORY NOTE
The purpose of this Amendment No. 4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 19, 2012, is:

1.
To revise the opinion paragraph of the Report Of Independent Registered Public Accounting Firm to properly align with the Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.

2.	To revise the Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting to more fully comply with PCAOB Auditing Standard No. 5.

No other changes have been made to the Form 10-K other than the furnishing of the information described above. This Amendment No. 4 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Beginning in January 2008 with the appointment of two new directors and ending in December 2008 with the resignation of a director, the membership of board of directors completely turned over.  On January 1, 2009, new management was appointed.  Generally speaking current management believes that the corporate strategies employed by the Company’s former management were ineffective in successfully commercializing the Dragon Mine.

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

The Company is subject to extensive regulation by the Mine Safety and Health Administration, which was created by the Mine Safety and Health Act of 1977.  The regulations generally are designed to assure the health and safety of miners and our mine is periodically inspected by MSHA inspectors.

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

ITEM 9A.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2011. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2011.  We determined that the Company did not have sufficient control over the closing process and could not prepare its financial statements, footnotes and 10-K disclosures in a timely fashion.  This weakness resulted in significant last minute changes to the Company’s financial reports and Form 10-K which could have resulted in material errors in the financial reports and 10-K.

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

(3)	Mr. Gleeson’s employment began on September 15, 2011. All other compensation includes the reimbursement of moving expenses ($28,100) and health insurance premiums ($3,560).

Grants of Plan-Based Awards

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andre M. Zeitoun, CEO (1)									- 0 -	- 0 -	- 0 -
Christopher T. Carney, Interim CFO (1)									- 0 -	- 0 -	- 0 -
Willaim Gleeson, General Counsel	9-15-11								900,000	1.90	532,400
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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

PMB Helin Donovan, LLP was selected by our Board of Directors as the Company’s independent accountant for the fiscal year ending December 31, 2011 and for the fiscal year ending December 31, 2010.  Representatives of PMB Helin Donovan will not be attending the shareholder meeting.

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

PART IV

ITEM 16.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1 – F-3

Financial Statements:

Balance Sheets at December 31, 2011 and 2010	F-4 – F-5

Statements of Operations and Comprehensive Loss for Years Ended December 31, 2011, 2010, and 2009	F-6 – F-8

Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009	F9 – F-10

Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009	F-11 – F-12

Notes to Financial Statements	F-11 – F-33

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Minerals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

PMB Helin Donovan, LLP
/s/PMB Helin Donovan, LLP

Seattle, Washington

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Applied Minerals, Inc.

We have audited Applied Minerals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applied Minerals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting,  assessing the risk that a material weakness exists,  testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Applied Minerals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/PMB Helin Donovan, LLP
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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2011, 2010, and 2009

				Accumulated	Accumulated	Other		Total
	Common Stock			Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance,January 1, 2009	59,215,628	$ 59,216	$ 22,096,327	$ (20,009,496)	$ - 0 -	$ (1,466)	$ 52,415	$ 2,196,996

Shares issued for directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common stock for
conversion of debt including
accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of convertible debt discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock options and
warrants issued to directors
and consultants	--	--	401,234	--	--	--	--	401,234

Net change in unrealized gain
on available for sale securities	--	--	--	--	--	139	--	139

Change in non-contolling interest

Net loss					(6,766,172)			(6,766,172)

Balance, December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for directors fees	81,911	82	64,997	--	--	--	--	65,079

Issuance of common stock for
conversion of debt including
accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Fair value of stock options and
warrants issued to directors
and consultants	--	--	334,669	--	--	--	--	334,669

Shares canceled from forfeiture
agreed upon in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-controlling interest

Net Loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)

Balance, December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	--	52,320	(1,561,346)

Shares issued to related parties
related to forbearance agreement	427,714	428	320,358	--	--	--	--	320,786

Shares issued for directors fees
and other services	97,612	98	118,301	--	--	--	--	118,399

Issuance of common stock for
conversion of debt including
accrued interest	5,019,895	5,020	5,014,875	--	--	--	--	5,019,895

Fair value of stock options and
warrants issued to directors
and consultants	--	--	2,181,394	--	--	--	--	2,181,394

Shares issued for cashless option
and warrant exercise	47,505	48	(48)	--	--	--	--	--

Shares issued for cash	14,250,000	14,250	10,590,787	--	--	--	--	10,605,037

Impairment of consolidation	--	--	--	--		--	(52,320)	(52,320)

Net Loss	--	--	--	--	(7,482,636)	--	--	(7,482,636)

Balance, December 31, 2011	89,119,405	$ 89,120	$ 47,765,350	$ (20,009,496)	$ (19,016,551)	$ - 0 -	$ -0-	$8,828,423

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

F-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  9th day of August 2012.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ NAT KRISHNAMURTI
Nat Krishnamurti
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	August 9, 2012
John F. Levy

/s/ DAVID TAFT	Director	August 9, 2012
David Taft

/s/ ANDRE ZEITOUN	Director	August 9, 2012
Andre Zeitoun

/s/ EVAN STONE	Director	August 9, 2012
Evan Stone

F-