Form 10-Q/A
period 2012-03-31
Applied Minerals, Inc.
filed 2012-08-14
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as originally filed with the Securities and Exchange Commission on May 8, 2012 (the “Original Form 10-Q”):
(i)	Item 1 of Part I “Financial Information,”
(ii)	Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
(iii)	Item 4 of Part I, “Controls and Procedures,”
(iv)	Item 6 of Part II, “Exhibits”, and
(v)
Updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

During the second quarter of 2012, in valuing its warrant derivative, the Company utilized a binomial lattice model after previously utilizing a Black-Scholes model for its warrants issued on December 22, 2011.  This more complex, lattice model valuation, resulted in a restatement of the Company’s first quarter 2012 condensed consolidated financial statements for the following adjustments: a $2,249,500 adjustment to Gain/Loss on revaluation of warrants and the Warrant derivative and a $780,000 reclassification between the Warrant derivative and Additional Paid-In-Capital.  This resulted in a $2,249,500 decrease to net loss and $0.03 increase of earnings per share for the first quarter of 2012.  The aforementioned adjustments are non-cash and do not affect the Company’s operating income, but the Company revised its valuation methodology to conform to SEC guidance concerning equity valuations with down-round provisions and call options.

In addition, we have reclassified certain accounts, such as Land and Mining Property, Property & Equipment, Cost of Sales and Other Income, to conform to our current presentation on our second quarter 2012 condensed consolidated financial statements.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety our Original Form 10-Q, with footnotes indicating changes in balances as they apply to the restatement. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

FIRST QUARTER 2012 REPORT ON FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2012		2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,991,788		$10,170,536
Accounts receivable, net of allowance of $25,106 March 31, 2012 (unaudited) and $11,938 December 31, 2011	10,216		20,464
Deposits and prepaid expenses	367,177		333,447
Total Current Assets	8,369,181		10,524,447

Property and Equipment
Land and mining property	664,758		664,758
Property and equipment, net of depreciation	1,208,731		1,240,418
Total Property and Equipment	1,873,489		1,905,176

Other Assets
Assets held for sale	445,180		445,180
Total Other Assets	445,180		445,180

TOTAL ASSETS	$10,687,850		$12,874,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$280,604		$291,142
Stock awards payable	148,000		127,000
Current portion of notes payable	119,479		165,375
Current portion of leases payable	-0-		10,094
Warrant derivative	1,585,000	(a)	3,355,000
Total Current Liabilities	2,133,083		3,948,611

Long-Term Liabilities
Long-term portion of notes payable	83,273		97,769
Total Long-Term Liabilities	83,273		97,769

Total Liabilities	2,216,356		4,046,380

Commitments and Contingencies	- 0 -		- 0 -

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, noncumulative, nonvoting, nonconvertible, none issued or outstanding	-0-		- 0 -
Common stock, $0.001 par value, 120,000,000 shares authorized, 89,142,169 and 89,119,405 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	89,143		89,120
Additional paid-in capital	49,217,438	(a)	47,765,350
Accumulated deficit prior to the exploration stage	(20,009,496)		(20,009,496)
Accumulated deficit during the exploration stage	(20,825,591	) (a)	(19,016,551)
Total Stockholders’ Equity	8,471,494		8,828,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,687,850		$12,874,803

(a)	See Note 3 for a description on the restatement relating to the Warrant derivative.

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the Period January 1, 2009 (Beginning of Exploration Stage)
	March 31,		Through
	2012	2011	March 31, 2012

REVENUES	$55,402	$44,468	$148,354

OPERATING (INCOME) EXPENSES:
Production costs	42,492	21,075	123,070
Exploration costs	774,961	670,854	7,301,222
General and administrative	2,010,420	907,651	13,445,856
(Gain) loss from disposition of land and equipment	-0-	(1,000)	(4,523)
Loss on impairment of equipment	-0-	- 0 -	55,122
Total Operating Expenses	2,827,873	1,598,580	20,920,747

Net Operating Loss	(2,772,471)	(1,554,112)	(20,772,393)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(3,190)	(136,516)	(1,462,235)
Gain on revaluation of warrants	990,000 (a)	-0-	1,215,000
Loss on revaluation of stock awards	(21,000)	(1,000)	(240,500)
Other income (expense)	(544)	(3,510)	435,310
Total Other Income (Expense)	965,266	(141,026)	(52,425)

Loss from exploration stage, before income taxes	(1,807,205)	(1,695,138)	(20,824,818)

Provision (benefit) for income taxes	- 0 -	- 0 -	- 0 -

Net Loss from Exploration Stage
Before Discontinued Operations	(1,807,205)	(1,695,138)	(20,824,818)

Net income (loss) from discontinued operations	(1,835)	(910)	51,547
Net Loss from Exploration Stage After Discontinued Operations	(1,809,040)	(1,696,048)	(20,773,271)
Net income (loss) attributable to non-controlling interest	-0-	24	(52,320)

Net Loss Attributable to Applied Minerals, Inc.	$(1,809,040)	$(1,696,024)	$(20,825,591)

(a)	See Note 3 for a description on the restatement relating to the Warrant derivative.

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	For the three months ended March 31,
	2012	2011

Earnings Per Share Information (Basic and Diluted):
Net loss per share before discontinued operations	$(0.02)	$(0.02)
Net income (loss) per share from discontinued operations	-0-	- 0 -

Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.02)

Weighted Averages Shares Outstanding (Basic and Diluted)	89,136,400	69,820,574

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,			For the Period January 1, 2009 (Beginning of Exploration Stage ) through
	2012		2011	March 31, 2012

Cash Flows From Operating Activities:
Net loss	$(1,809,040	) (a)	$(1,696,048)	$(20,825,591)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	81,076		66,239	616,273
Amortization of deferred financing costs	-0-		4,592	150,000
Amortization of discount – PIK Notes	-0-		- 0 -	367,534
Issuance of PIK Notes in payment of interest	-0-		- 0 -	863,870
Stock issued for director and consulting services	30,999		34,338	231,764
Fair value of warrants and options issued to consultants and directors	641, 112		429,029	3,558,409
Gain on revaluation of stock warrants	(990,000	) (a)	-0-	(1,215,000)
Loss on revaluation of stock awards	21,000		1,000	240,500
Gain on stock award forfeiture	-0-		- 0 -	(145,000)
Gain on disposition of assets	-0-		(1,000)	(4,523)
Gain on settlement of debts	-0-		-0-	(101,380)
Other non-cash expense (income)	-0-		-0-	(28,587)
Provision for doubtful accounts	-0-		-0-	11,938
Loss on impairment of assets	-0-		- 0 -	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	10,248		17,075	(22,110)
Mining supplies inventory	-0-		325	-0-
Deposits and prepaids	(33,730)		(15,847)	57,037
Increase (Decrease) in:
Accounts payable and accrued expenses	(10,538)		247,460	179,029
Net cash used by discontinued operations	-0-		1,350	603,585
Net cash used by operating activities	(2,058,873)		(911,487)	(15,395,371)

Cash Flows From Investing Activities:
Purchases of land improvements	-0-		- 0 -	(72,923)
Purchases of equipment and vehicles	(49,389)		(74,979)	(503,460)
Proceeds from sale of assets	-0-		1,000	151,000
Net cash provided by discontinued operations	-0-		- 0 -	434,670
Net cash provided (used) by investing activities	(49,389)		(73,979)	9,287

Cash Flows From Financing Activities:
Payments on notes payable	(60,392)		(62,597)	(891,739)
Payments on leases payable	(10,094)		(45,817)	(431,088)
Proceeds from insurance settlement	-0-		- 0 -	115,000
Proceeds from notes payable	-0-		- 0 -	124,129
Proceeds from PIK notes payable	-0-		- 0 -	9,600,000
Proceeds from sale of common stock	-0-		2,250,000	14,185,000
Payments for legal settlement	-0-		- 0 -	(170,000)
Net cash used by discontinued operations	-0-		- 0 -	(56,431)
Net cash provided (used) by financing activities	(70,486)		2,141,586	22,474,871

Net increase (decrease) in cash	(2,178,748)		1,156,120	7,088,787

Cash and cash equivalents at beginning of period	10,170,536		1,642,340	903,001

Cash and cash equivalents at end of period	$7,991,788		$2,798,460	$7,991,788

(a)	See Note 3 for a description on the restatement relating to the Warrant derivative.

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,			For the Period January 1, 2009 (Beginning of Exploration Stage) through
	2012	2011		March 31, 2012

Cash Paid For:
Interest	$4,312		$15,054	$90,848
Income Taxes	$-0-		$160	$-0-

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and accrued interest to common stock	$-0-	$	- 0 -	$11,459,738
Equipment financed on lease	$-0-	$	- 0 -	$197,000
Equipment financed with notes payable	$-0-		$-0-	$173,838
Prepaid insurance financed with note payable	$-0-		$-0-	$141,908

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The interim condensed consolidated financial statements as of March 31, 2012 and 2011, and cumulative from inception of the exploration stage through March 31, 2012, are unaudited.  However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present the Company’s financial position as of March 31, 2012 and the results of its operations and its cash flows for the periods ended March 31, 2012 and 2011, and cumulative from inception of the exploration stage through March 31, 2012.  These results are not necessarily indicative of the results expected for the year ending December 31, 2012.  The accompanying condensed consolidated financial statements and condensed notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of December 31, 2011, as amended, filed with the Securities and Exchange Commission (“SEC”) for additional information, including significant accounting policies.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 included herein has been derived from the Company’s audited financial statements as of, and for the fiscal year ended, December 31, 2011, as amended.

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

NOTE 3- RESTATEMENT

During the second quarter of 2012, in valuing its warrant derivative, as described in Note 10, the Company utilized a binomial lattice model after previously utilizing a Black-Scholes model for its warrants issued on December 22, 2011.  This new valuation resulted in a restatement of the Company’s first quarter 2012 condensed consolidated financial statements for the following adjustments: a $2,249,500 adjustment to Gain/Loss on revaluation of warrants and the Warrant derivative, and a $780,000 reclassification between the Warrant derivative and Additional Paid-In-Capital.  The aforementioned adjustments are non-cash and do not affect the Company’s operating income.

A summary of the effects of the restatement for the first quarter of 2012 is set forth below:

	March 31, 2012		Three months Ended March 31, 2012
	Warrant derivative	Additional Paid-In- Capital	Net income (loss)	Net income (loss) per share
As previously reported	$4,614,500	$48,437,438	$(4,058,540)	$(0.05)
Valuation adjustment	(2,249,500)	--	2,249,500	0.03
Reclassification	(780,000)	780,000	--	--
As adjusted	$1,585,000	$49,217,438	$(1,809,040)	$(0.02)

The valuation utilizing the binomial lattice model produced a lower liability value mainly due to the call option on the warrant. The key assumptions underlying this model are disclosed in Note 4.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements represent the consolidation of the Company and all companies that the Company directly controls either through majority ownership or otherwise.

Accounting Method and Use of Estimates
The Company’s condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with principles generally accepted in the United States of America.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements in revenues and expenses during the reporting period.  In these condensed consolidated financial statements, assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs					Carrying amount at
	Level 1		Level 2	Level 3		March 31, 2012

Financial instruments:
Liabilities
Stock awards payable	$	- 0 -	$148,000	$	- 0 -	$148,000
Derivative instruments - Warrants		- 0 -	1,585,000		- 0 -	1,585,000
Total	$	- 0 -	$1,733,000	$	- 0 -	$1,733,000

The Company estimates the fair value of the warrants using a binomial lattice pricing model using the following assumptions:

	Fair value measurement using inputs
	March 31, 2012	December 31, 2011

Market price and estimated fair value of stock:	$1.48	$1.27
Exercise price:	$2.00	$2.00
Expected term (years):	4.75	5
Dividend yield	$-0-	$-0-
Expected volatility:	89.5%	89.5%
Risk-free interest rate:	1.04%	0.83%

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

Subsequent Events
The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before condensed consolidated financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such condensed consolidated financial statements or other disclosure.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on its condensed consolidated financial statements.

Reclassifications
Certain accounts, such as Land and Mining Property, Property & Equipment, Cost of Sales and Other Income,in the prior-year condensed consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year condensed consolidated financial statements.

NOTE 5 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations.  There are no plans to resume the contract mining business.

The Company has identified assets attributed to the discontinued operation that are being held for sale or have been identified as part of the discontinued operation.  Assets at March 31, 2012 and December 31, 2011 attributed to the discontinued operation are as follows:

	March 31,	December 31,
	2012	2011

Property and equipment	$445,180	$445,180
Total Assets From Discontinued Operations	$445,180	$445,180

At March 31, 2012 property taxes of $1,835 were accrued related to discontinued operations. At December 31, 2011, there were no liabilities attributed to discontinued operations.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

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

NOTE 6 – STOCK AWARD PAYABLE

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

NOTE 7 - NOTES PAYABLE

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 8– CONVERTIBLE DEBT (PIK NOTES)

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

NOTE 9 – STOCKHOLDERS’ EQUITY

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders’ Equity and $3,580,000 to the Warrant derivative.  As of December 31, 2011, the Warrant derivative was valued at $3,355,000 using a Black-Scholes model.  See Note 3 for restatement of the Warrant derivative at March 31, 2012 to $1,585,000 as a result of utilizing a binomial lattice model.  The key assumptions underlying this model are disclosed in Note 4.

Outstanding Stock Warrants
No warrants were issued during the three months ended March 31, 2012.
A summary of the status and changes of the warrants are as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	6,423,777	$1.77
Issued	-0-	-0-
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-
Outstanding at March 31, 2012	6,423,777	$1.77
Exercisable at March 31, 2012	6,405,657	$1.77

A summary of the status of the warrants outstanding at March 31, 2012 is presented below:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 0.35	90,000	2.00 years	$0.35	90,000	$0.35
$ 0.78	213,402	3.83 years	$0.78	213,402	$0.78
$ 0.80	264,668	3.62 years	$0.80	264,668	$0.80
$ 1.00	340,000	2.50 years	$1.00	340,000	$1.00
$ 1.15	461,340	9.08 years	$1.15	461,340	$1.15
$ 2.00	5,054,367	4.72 years	$2.00	5,036,247	$2.00
	6,423,777		$1.77	6,405,657	$1.77

At March 31, 2012, the total compensation of $20,979 for unvested shares is to be recognized over the next 3 months on a weighted average basis.  Compensation expense of $188,907 has been recognized for the vesting of warrants to non-related parties in the accompanying statements of operations for the three months ended March 31, 2012.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

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

The significant assumptions relating to the valuation of the Company’s options for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011

Dividend Yield	0%	0%
Expected Life	5 years	5 – 10 years
Expected Volatility	89%	81 – 105%
Risk Free Interest Rate	.72% - 1.06%	2.02 – 3.75%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	11,598,411	$0.83
Issued	225,000	1.45
Exercised	-0-	-0-
Forfeited	-0-	-0-
Expired	-0-	-0-
Outstanding at March 31, 2012	11,823,411	$0.84
Exercisable at March 31, 2012	8,444,452

During the three months ended March 31, 2012, the Company issued 225,000 options to purchase the Company’s common stock with an average exercise price of 1.35.  The options that have been granted will vest either monthly or quarterly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

225,000	Monthly	March 1, 2012	February 1, 2013

A summary of the status of the options outstanding at March 31, 2012 is presented below:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 0.65 - $ 0.71	75,000	2.25 years	$0.69	75,000	$0.69
$ 0.70	7,358,277	7. 50 years	$0.70	7,358,277	$0.70
$ 0.83	3,205,134	4.00 years	$0.83	757,425	$0.83
$ 1.00	60,000	4.25 years	$1.00	60,000	$1.00
$ 1.24	100,000	5.00 years	$1.24	8,333	$1.24
$ 1.45	125,000	5.00 years	$1.45	10,417	$1.45
$ 1.90	900,000	9.50 years	$1.90	175,000	$1.90
	11,823,411		$0.74	8,444,452	$0.99

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Options (continued)
At March 31, 2012, the total compensation of $2,161,146 for unvested shares is to be recognized over the next three years on a weighted average basis.

Compensation expense of $452,205 has been recognized for vesting of options for the three months ended March 31, 2012.  The intrinsic value of the outstanding options at March 31, 2012 was $7,940,093.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company will accrue an estimated loss contingency when information is available before the condensed consolidated financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated.

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

NOTE 12 – RELATED PARTIES

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Condensed Notes to the Condensed Consolidated Financial Statements

NOTE 12 – RELATED PARTIES (CONTINUED)

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Critical Accounting Policies

RESTATEMENT

During the second quarter of 2012, in valuing its warrant derivative, the Company started to utilize a binomial lattice model after previously utilizing a Black-Scholes model.  This new valuation resulted in a restatement of the Company’s first quarter 2012 condensed consolidated financial statements for the following adjustments: a $2,249,500 adjustment to Gain/Loss on revaluation of warrants and the Warrant derivative, and a $780,000 reclassification between the Warrant derivative and Additional Paid-In-Capital.  The aforementioned adjustments are non-cash and do not affect the Company’s operating income.

A summary of the effects of the restatement for the first quarter of 2012 is set forth below:

	March 31, 2012		Three months Ended March 31, 2012
	Warrant derivative	Additional Paid-In- Capital	Net income	Net income (loss) per share
As previously reported	$4,614,500	$48,437,438	$(4,058,540)	$(0.05)
Valuation adjustment	(2,249,500)	--	2,249,500	0.03
Reclassification	(780,000)	780,000	--	--
As adjusted	$1,585,000	$49,217,438	$(1,809,040)	$(0.02)

The valuation utilizing the binomial lattice model produced a lower liability value mainly due to the call option on the warrant. The key assumptions underlying this model are disclosed in Note 4 of our condensed consolidated financial statements.

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reporting period.  In these condensed consolidated financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

Provision for Income Taxes
Income taxes are calculated based upon the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard to allow for recognition of such an asset.  In addition, realization of an uncertain income tax position must be estimated as “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the condensed consolidated financial statements.  Further, the recognition of tax benefits recorded in the condensed consolidated financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.

Stock Options and Warrants
We have stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees.  The plans are more fully described in Note 9 to the condensed consolidated financial statements.  Compensation expense is recorded for all share-based awards granted to either non-employees, or employees and directors on or after January 1, 2006.  Accordingly, compensation expense has been recognized for vesting of options and warrants to consultants and directors in the accompanying statements of operations.  We account for the issuance of equity instruments (including options and warrants) to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue for the three months ended March 31, 2012 was approximately $55,400, compared to $44,500 generated during the same period in 2011.  The increase was due to an increase in sales of Dragonite ™ to a customer for use as a reinforcing additive for certain plastic applications.

Total operating expenses for the three months ending March 31, 2012 were approximately $2,827,873 compared to approximately $1,598,580 of expenses incurred during the same period in 2011, an increase of $1,229,293 or 76.9%.  The increase was due primarily to a $1,102,800, or 121.5%, increase in general and administrative expense.

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

Net loss from exploration stage before discontinued operations for the three-month period ending March 31, 2012 was approximately $1,807,205 compared to a loss of approximately $1,695,138 incurred during the same period in 2011, an increase of approximately $112,067 or 6.6%.  The increase in the loss from exploration stage before discontinued operations was due primarily to a $1,229,293 increase in operating expenses (as previously described), offset by a $1,106,292 increase in Other Income, mainly related to the revaluation of warrants associated with the financing executed in December 2011.

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

The Company has incurred material recurring losses from operations. At March 31, 2012, the Company had a total accumulated deficit of approximately $40,835,087.  For the three months ended March 31, 2012 and 2011, the Company sustained net losses from exploration stage before discontinued operations of approximately $1,807,205 and $1,695,100, respectively.  These factors indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  If successful, this will mitigate the factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

(a)	Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of December 31, 2011, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. We identified the following material weaknesses, which are being addressed during the current year, but continue to exist through the first quarter of 2012: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.

As mentioned in Note 3 of our condensed consolidated financial statements, we are restating our condensed consolidated financial statements for the first quarter of 2012 as a result of a change in our methodology utilized in valuing our warrant derivative.   We believe that the fourth material weakness cited above was the main cause of this restatement.  Management, with the participation of the principal executive officer and principal financial officer, is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting in 2012.  Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures: (i) Hired a new Chief Financial Officer during the second quarter of 2012 who has particular experience remediating the inadequate controls exhibited by the Company; (ii) Engaged a CPA firm in late 2011 to assume its bookkeeping function from its soon-to-be-closed Idaho office, which, we believe, will result in a significant improvement in the accurate and timely recording of transactions; (iii) Implemented additional controls in equity and expense reporting, and (iv) May hire additional accounting personnel as the Company grows its business and generates the cash flow necessary to make such hires.  As a result of the material weaknesses identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated condensed consolidated financial statements in this quarterly report on Form 10-Q/A fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of March 31, 2012 and December 31, 2011, and results of its operations and cash flows for the period ended March 31, 2012 and 2011, in conformity with United States generally accepted accounting principles (GAAP).

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this Form 10-Q/A.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

The following exhibits are included in this report:

Exhibit Number	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

95	Mine Safety Disclosures

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL SCHEMA DOCUMENT

EX-101.CAL	XBRL CALCULATION LINKBASE DOCUMENT

EX-101.LAB	XBRL LABEL LINKBASE DOCUMENT

EX-101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT

EX-101.DEF	XBRL DEFINITION LINKBASE DOCUMENT

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MINERALS, INC.

Dated: August 14, 2012	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 14, 2012	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer