Form 10-Q
period 2012-06-30
Applied Minerals, Inc.
filed 2012-08-14
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2012 was 89,281,866.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

SECOND QUARTER 2012 REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,033,660	$10,170,536
Accounts receivable, net of allowance of $25,106 and $11,938 at June 30, 2012 (unaudited) and December 31, 2011, respectively	72,086	20,464
Deposits and prepaid expenses	230,997	333,447
Total Current Assets	6,336,743	10,524,447

Property and Equipment
Land and mining property	664,758	664,758
Property and Equipment, net of depreciation	1,389,920	1,240,418
Total Property and Equipment	2,054,678	1,905,176

Other Assets
Assets held for sale	445,180	445,180
Deposits	370,758	--
Total Other Assets	815,938	445,180

TOTAL ASSETS	$9,207,359	$12,874,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$327,959	$291,142
Stock awards payable	135,000	127,000
Current portion of notes payable	81,071	165,375
Current portion of leases payable	--	10,094
Total Current Liabilities	544,030	593,611

Long-Term Liabilities
Long-term portion of notes payable	95,985	97,769
Warrant derivative	1,045,000	3,355,000
Total Long-Term Liabilities	1,140,985	3,452,769

Total Liabilities	1,685,015	4,046,380

Commitments and Contingencies	--	--

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, noncumulative, nonvoting, nonconvertible, none issued or outstanding	--	--
Common stock, $0.001 par value, 120,000,000 shares authorized, 89,212,843 and 89,119,405 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	89,214	89,120
Additional paid-in capital	49,829,396	47,765,350
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(22,386,770)	(19,016,551)
Total Stockholders’ Equity	7,522,344	8,828,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,207,359	$12,874,803

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		For the Period January 1, 2009 (Beginning of Exploration Stage)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

REVENUES	$96,228	$18,699	$151,630	$63,167	$244,582

OPERATING EXPENSES:
Production costs	39,102	11,890	81,594	32,965	162,172
Exploration costs	826,559	586,931	1,521,523	1,192,535	7,529,269
General and administrative	1,294,879	1,104,351	3,304,220	2,011,013	14,722,974
Depreciation expense	45,161	54,267	126,237	120,506	661,434
Loss (gain) on impairment and disposition of land and equipment	--	--	--	(1,000)	50,599
Total Operating Expenses	2,205,701	1,757,439	5,033,574	3,356,019	23,126,448

Operating Loss	(2,109,473)	(1,738,740)	(4,881,944)	(3,292,852)	(22,881,866)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,881)	(129,552)	(6,071)	(266,068)	(1,465,116)
Gain on revaluation of warrants	540,000	--	1,530,000	--	1,755,000
Gain (loss) on revaluation of stock awards	13,000	(97,000)	(8,000)	(98,000)	(227,500)
Other income (expense)	11	(4,010)	(533)	(7,520)	435,321
Total Other Income (Expense)	550,130	(230,562)	1,515,396	(371,588)	497,705

Loss from Continuing Operations	(1,559,343)	(1,969,302)	(3,366,548)	(3,664,440)	(22,384,161)

Income (loss) from discontinued operations	(1,836)	(4,862)	(3,671)	(5,772)	49,711

Net loss	(1,561,179)	(1,974,164)	(3,370,219)	(3,670,212)	(22,334,450)

Net (income) loss attributable to the non-controlling interest	--	(1)	--	23	(52,320)

Net Loss attributable to Applied Minerals	$(1,561,179)	$(1,974,165)	$(3,370,219)	$(3,670,189)	$(22,386,770)

Loss Per Share (Basic and Diluted):

Loss per share from continuing operations	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Loss per share from discontinued operations	--	--	--	--
Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.03)	$(0.04)	$(0.05)
Weighted Average Shares Outstanding (Basic and Diluted)	89,165,332	74,254,258	89,150,835	71,648,777

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		For the Period January 1, 2009 (Beginning of Exploration Stage ) through
	2012	2011	June 30, 2012

Cash Flows From Operating Activities:
Net loss	$(3,370,219)	$(3,670,212)	$(22,386,770)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	126,237	120,506	661,434
Amortization of deferred financing costs	--	9,183	150,000
Amortization of discount – PIK Notes	--	--	367,534
Issuance of PIK Notes in payment of interest	--	221,881	863,870
Stock issued for director and consulting services	78,060	91,294	278,825
Stock-based compensation expense for consultants and directors	1,206,080	937,474	4,123,377
Gain on revaluation of stock warrants	(1,530,000)	--	(1,755,000)
Loss on revaluation of stock awards	8,000	98,000	227,500
Gain on stock award forfeiture	--	--	(145,000)
Gain on disposition of assets	--	(1,000)	(4,523)
Gain on settlement of debts	--	--	(101,380)
Other non-cash expense (income)	--	--	(28,587)
Provision for doubtful accounts	13,168	--	25,106
Loss on impairment of assets	--	--	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(64,790)	40,240	(97,148)
Mining supplies inventory	--	3,503	--
Deposits and prepaids	(268,308)	(27,210)	(177,541)
Increase (Decrease) in:
Accounts payable and accrued expenses	36,817	26,878	226,384
Net cash provided by discontinued operations	--	3,710	603,585
Net cash used by operating activities	(3,764,955)	(2,145,753)	(17,101,453)

Cash Flows From Investing Activities:
Purchases of land improvements	--	--	(72,923)
Purchases of equipment and vehicles	(93,444)	(154,252)	(547,515)
Building costs	(182,295)	--	(182,295)
Proceeds from sale of assets	--	1,000	151,000
Net cash provided by discontinued operations	--	--	434,670
Net cash used by investing activities	(275,739)	(153,252)	(217,063)

Cash Flows From Financing Activities:
Payments on notes payable	(123,153)	(126,212)	(954,500)
Payments on leases payable	(10,094)	(92,190)	(431,088)
Proceeds from insurance settlement	--	--	115,000
Proceeds from notes payable	37,065	--	161,194
Proceeds from PIK notes payable	--	--	9,600,000
Proceeds from sale of common stock	--	4,385,000	14,185,000
Payments for legal settlement	--	--	(170,000)
Net cash used by discontinued operations	--	--	(56,431)
Net cash provided (used) by financing activities	(96,182)	4,166,598	22,449,175

Net increase (decrease) in cash	(4,136,876)	1,867,593	5,130,659

Cash and cash equivalents at beginning of period	10,170,536	1,642,340	903,001

Cash and cash equivalents at end of period	$6,033,660	$3,509,933	$6,033,660

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		For the Period January 1, 2009 (Beginning of Exploration Stage) through
	2012	2011	June 30, 2012

Cash Paid For:
Interest	$8,084	$28,602	$94,620
Income Taxes	$--	$160	$2,015

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and accrued interest to common stock	$--	$1,587,638	$11,459,738
Equipment financed on lease	$--	$--	$197,000
Equipment financed with notes payable	$--	$--	$173,838
Prepaid insurance financed with note payable	$--	$--	$141,908

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements for the six months ended June 30, 2012 and 2011 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from audited financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature necessary for a fair presentation. The results for the 2012 interim period are not necessarily indicative of results to be expected for the entire year.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. is a leading global producer of halloysite clay for uses in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company owns and operates the Dragon Mine, located in Juab County, Utah, where it is currently focused on the commercialization of the property.

The Company also owns the Atlas Mine, a consolidation of several patented silver mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  The Company has classified its Atlas Mine property as held for sale.  From 1997 through 2008, the Company’s sole source of revenue and income was derived from its contract mining business through which it provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries.  At December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate its efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.  There are no plans to resume the contract mining activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  In these financial statements, assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major financial institutions located in the United States with a high credit rating. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable.

Long-Lived Assets
The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

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

Level 1 – quoted prices in active markets for identical assets and liabilities
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 –significant unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurement Using Inputs
	Level 1	Level 2	Level 3
Financial instruments:
Stock awards payable	$--	$135,000	$--
Derivative instruments - Warrants (See Note 10)	$--	$1,045,000	$--

TOTAL	$--	$1,180,000	$--

The Company estimates the fair value of the warrants using a lattice option pricing model using the following assumptions:

	Fair value measurements using inputs
	June 30, 2012	December 31, 2011

Market price and estimated fair value of stock	$1.35	$1.27
Exercise price	$2.00	$2.00
Term (years)	4.50	5.00
Dividend yield	$--	$--
Expected volatility	89.5%	89.5%
Risk-free interest rate	1.04%	0.83%

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

Revenue Recognition

Revenue includes sales value received for the halloysite and recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on related contractual arrangements with the Company’s customers.

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

Through June 30, 2012 all costs associated with the Company's mine have been expensed as the company remains an exploration stage company.

Per share data
Loss per share for the three months ended June 30, 2012 and 2011 respectively, is calculated based on 89,165,332 and 74,254,258 weighted average outstanding shares of common stock.  Loss per share for the six months ended June 30, 2012 and 2011 respectively, is calculated based on 89,150,835 and 71,648,777 weighted average outstanding shares of common stock.

At June 30, 2012 and 2011, respectively the Company has outstanding options and warrants to purchase 12,423,411 and 6,392,930 shares of Company common stock, which were not included in the diluted computation, as their effect would be anti-dilutive.

Income taxes
The Company uses an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2004 through 2010 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 did not have any impact on the Company’s financial statements.  The Company did not present a Statement of Comprehensive Income for the six months ended June 30, 2012 and 2011 because the Company did not have any other comprehensive income or loss during those periods.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 4 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations at the Atlas Mine near Mullan, Idaho as of December 31, 2008.  There are no plans to resume the contract mining business in that location.

The Company has identified assets attributed to the discontinued operation that are being held for sale in the amount of $445,180 as of June 30, 2012 and December 31, 2011.  For the quarter and six month period ended June 30, 2012, expenses related to discontinued operations represent property taxes.  At December 31, 2011, there were no liabilities for discontinued operations.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  At the time of the grant in 2007, there were not enough unauthorized, unissued and available shares necessary to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it accordingly at the end of each period.  The Company continues to explore its options to resolve this outstanding issue.  For the three and six months ended June 30, 2012, the Company realized a gain of $13,000 and a loss of $8,000, respectively, on the revaluation of the remaining stock award.  The value of the outstanding stock awards at June 30, 2012 and December 31, 2011 were $135,000 and $127,000, respectively.

NOTE 6 – INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the six months ended June 30, 2012 and 2011 related to losses incurred during such periods.

NOTE 7 - NOTE PAYABLE

On July 7, 2011 the Company purchased mining equipment for $198,838 by issuing a note with an implicit interest rate of 9.34%.  The long-term debt is collateralized by the mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011.

The Company issued a note payable to an insurance company for directors’ and officers’ insurance, due in monthly installments, including interest at 3%.  The note matured in July 2012.

On April 17, 2012 the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%.  The long-term debt is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012.

The following is a summary of the notes payable as of June 30, 2012:

Note payable for mining equipment, payable $5,556 monthly, including interest	$125,769
Note payable to an insurance company due in monthly installments, including 3% interest	15,926
Note payable for mining equipment, payable $950 monthly, including interest	35,361
Less: Current Portion	(81,071)
Note payable, long-term portion	$95,985

The following is a schedule of the future minimum note payments as of June 30, 2012:

July 2012 - June 2013	81,071
July 2013 - June 2014	71,663
July 2014 - June 2015	15,292
July 2015 – June 2016	9,030
July 2016 – June 2017	--
Thereafter	--
Total Notes payable	$177,056

During the three and six months ending June 30, 2012, the Company’s interest payments totaled $3,772 and $8,084, respectively.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

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

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs were amortized over the term of the debt.  The Company amortized the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs were immediately expensed.  During the six months ended June 30, 2012 and 2011, total expense related to deferred financing costs were $0, and $9,183, respectively.  During the three months ended June 30, 2012 and 2011, total expense related to deferred financing costs were $0, and $4,591, respectively.  As of June 30, 2012 and December 31, 2011, there were $0 of deferred financing costs remaining on the Convertible Notes.

Conversion
In May 2011, the Company converted the May 2010 convertible debt and unpaid interest.  Upon conversion, 1,654,725 shares of the Company’s common stock were issued for the conversion of the notes.

In October 2011, the Company converted the October 2010 convertible debt and unpaid interest into the Company’s common stock.  On the date of conversion, 3,365,170 shares of common stock was issued, valued at a total of $3,365,170, of which $3,250,786 was principal and the remainder of $114,384 was accrued interest.  In addition, the related deferred financing costs were immediately amortized to zero as, at the time of mandatory conversion, the remaining convertible debt equaled $0.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At June 30, 2012 and December 31, 2011, no shares of preferred stock were outstanding.

Common Stock
The Company is authorized to issue 120,000,000 shares of common stock, $0.001 par value per share.  At June 30, 2012 and December 31, 2011, 89,212,843 and 89,119,405 shares were issued and outstanding, respectively.

During the six months ended June 30, 2012, the Company issued a total of 53,140 shares of restricted common stock valued at $78,060 to directors and consultants as payment of fees.

Following is a summary of changes in stockholder’s equity from December 31, 2011 to June 30, 2012:

	Common Stock			Accumulated Deficit
			Additional	During
			Paid-In	Exploration
	Shares	Amount	Capital	Stage
Balance, December 31, 2011	89,119,405	89,120	47,765,350	(19,016,551)
Reclassification from warrant derivative liability due to change in valuation methodology			780,000
Stock issued for director and consulting services	53,140	53	78,007
Stock-based compensation expense for consultants and directors			1,206,080
Shares issued for options and warrants exercise	40,298	41	(41)
Net loss				(3,370,219)
Balance, June 30, 2012	89,212,843	89,214	49,829,396	(22,386,770)

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders’ Equity and $3,580,000 to the Warrant derivative.  During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder’s Equity  by $780,000 and decrease the Warrant Liability by the same amount.  Primarily due to the increase in stock price and the call option embedded in the  warrant, the Warrant derivative  declined to $1,045,000 at June 30, 2012.  The key assumptions underlying this model are disclosed in Note 3.

Outstanding Stock Warrants
No warrants were issued during the six months ended June 30, 2012.  A summary of the status and changes of the warrants are as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2011	6,422,930	$1.77
Issued	--	--
Exercised	(30,000)	0.35
Outstanding at June 30, 2012	6,392,930	$1.78
Exercisable at June 30, 2012	6,392,930	$1.78

A summary of the status of the warrants outstanding at June 30, 2012 is presented below:

	Warrants Outstanding and Exercisable
	Number	Weighted Average	Weighted Average
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price
$ 0.35	60,000	1.75 years	$0.35
$ 0.75	139,340	3.33 years	$0.75
$ 0.78	213,402	3.67 years	$0.78
$ 0.80	124,481	3.58 years	$0.80
$ 1.00	340,000	2.33-3.33years	$1.00
$ 1.15	461,340	8.83 years	$1.15
$ 2.00	5,054,367	4.17-4.50 years	$2.00
	6,392,930		$1.78

Compensation expense of $210,067 has been recognized for the vesting of warrants to non-related parties in the accompanying statements of operations for the six months ended June 30, 2012.

Outstanding Stock Options

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

The significant assumptions relating to the valuation of the Company’s options for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011

Dividend Yield	0%	0%
Expected Life	5 – 10 years	5 – 10 years
Expected Volatility	90.48%	81 – 105%
Risk Free Interest Rate	0.74% - 1.74%	2.02 – 3.75%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended June 30, 2012 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2011	11,598,411	$0.83
Issued	855,000	1.25 – 1.55
Exercised	(30,000)	.65
Outstanding at June 30, 2012	12,423,411	$0.86
Exercisable at June 30, 2012	8,952,493	$0.76

During the six months ended June 30, 2012, the Company issued 855,000 options to purchase the Company’s common stock with an average exercise price of $1.64.  The options that have been granted will vest either monthly or quarterly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

225,000	Monthly	March 1, 2012	February 1, 2013
300,000	Monthly	May 1, 2012	May 1, 2015
30,000	Monthly	May 1, 2012	May 1, 2013
300,000	Once	December 31, 2013	December 31, 2013

A summary of the status of the options outstanding at June 30, 2012 is presented below:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Remaining Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 0.65	20,000	1.00 years	$0.65	20,000	$0.69
$ 0.70	7,358,277	2.33-6.92 years	$0.70	7,358,277	$0.70
$ 0.71	25,000	1.16 years	$0.71	25,000	$0.71
$ 0.83	3,205,134	3.67 years	$0.83	1,156,705	$0.83
$ 1.00	60,000	2.75 years	$1.00	60,000	$1.00
$ 1.24	100,000	4.58 years	$1.24	16,666	$1.24
$ 1.45	125,000	4.67 years	$1.45	41,667	$1.45
$ 1.55	330,000	4.92 – 9.92 years	$1.55	24,178	$1.55
$1.75	300,000	9.92 years	$1.75	--	$1.75
$ 1.90	900,000	9.17 years	$1.90	250,000	$1.90
	12,423,411		$0.88	8,952,493	$0.76

At June 30, 2012, the total compensation and consulting expenses of $2,367,740 for unvested options is to be recognized over the next three years on a weighted average basis.

Compensation and consulting expense of $996,013 has been recognized for vesting of options for the six months ended June 30, 2012.  The intrinsic value of the outstanding options at June 30, 2012 was $6,511,550 and the intrinsic value of the options exercised during the six months ended June 30, 2012 was $25,700.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company will accrue an estimated loss contingency when information is available before the financial statements are issued that indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

COMMITMENTS

Material Advisors
On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”).  The Management Agreement had a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provided 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement, Manager was to perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun served as the Company’s Chief Executive Officer and was appointed as a member of the Company’s Board of Directors.

The services provided by Manager included, without limitation, addressing business and financial matters with the Board of Directors of the Company and the Company’s management.  The three listed employees provide services exclusively to the Company and Manager has no activities outside of its relationship with the Company.  Manager was paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager was solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun, and the Management Personnel were not entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  The Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s common stock vesting over a period of three years.  In March 2010, the management agreement was extended through December 31, 2011.

On February 8, 2011, the Company’s Board of Directors extended the management agreement between the Company and Materials Advisors for an additional year.  The extension continues Manager’s services through December 31, 2012.  The extension included the option to purchase 2,904,653 shares of the Company’s common stock at an exercise price of $0.83.  The vesting of such options will begin January 1, 2012 and will vest equally over the twelve-month period ending December 31, 2012.

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

Office Lease
On February 24, 2012, the Company entered into an extension of their lease agreement to commence on April 1, 2012.  The lease is to expire on December 31, 2012 with an option to extend the lease through December 31, 2014.  A deposit of $68,958 was paid on March 31, 2012.  The monthly rent will be $11,614 for 2012, $11,963 for 2013, and $12,322 for 2014, if the Company makes the decision to extend the lease for 2013 and 2014.

Milling Equipment
On May 11, 2012, the Company entered into a contract to purchase milling equipment for $956,000. The Company anticipates the milling equipment to be in operation by the fourth quarter of 2012.  During the quarter ended June 30, 2012 the Company paid a 30% deposit and an additional $15,000 for engineering services.   These deposits in the amount of $301,800 are included on the Condensed Consolidated Balance Sheet as Deposits in Other Assets, and will be reclassified to Property and Equipment and depreciated after it is delivered and placed into service.

NOTE 12 – RELATED PARTIES

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive guidance.  See Note 10 for key terms of the agreement.

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

OVERVIEW

Applied Minerals, Inc. is a leading global producer of halloysite clay that can be used in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company operates the Dragon Mine located in Juab County, Utah.  We believe that we possess the only measured resource of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  Halloysite is an aluminosilicate clay that forms naturally occurring nanotubes. Traditionally, halloysite has been used in markets such as technical ceramics and catalytic applications.  The Company has developed niche applications that benefit from the tubular morphology of its halloysite. These applications include carriers of active ingredients in paints, coatings and building materials, environmental remediation, agricultural applications and high-performance additives & fillers for plastic composites.

Since January 1, 2011 we have sold $244,582 of halloysite clay to companies using it in the production of a number polymer-based applications.  We also differentiate our halloysite products based on color.  At times we surface treat our product to achieve certain performance characteristics required by customers’ products.  There are approximately 300 companies in various stages of testing halloysite clay products.  We are at different stages of the halloysite commercialization process with at least one hundred potential customers.  The Company currently markets its line of halloysite-based products under the Dragonite™ name.  In addition to halloysite, we also have various levels of iron ore, including goethite and hematite, and other clay-based products, such as kaolin clay, that we intend to market commercially, but at a lower price than halloysite.  Pricing is based on a variety of factors, including the different grades of product and the markets we serve.

Our financial statements contain significant net losses, which result primarily from our investment in the development of our Dragon Mine, including drilling and laying the foundation for commercialization of our various products.  We have invested in miners, equipment, supplies, geologists, consultants, sample testing and a corporate infrastructure to guide us into full production.  While we do not believe we are a start-up company, we are considered an exploration-stage company under SEC Industry Guide 7 since we have not demonstrated the existence of proven or probable reserves at our Dragon Mine. Furthermore, because we have not produced a significant amount of revenues to date, we are considered a development stage enterprise for U.S. GAAP.  Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in our Dragon Mine to date have been expensed and therefore do not appear as assets on our condensed consolidated balance sheet.  We expect to expense additional construction and development expenditures in 2012 related to the Dragon Mine.

Our characterization as an exploration stage company and the required classification of construction and development expenditures as an operating expense rather than as a capital expenditure has caused us to report larger net losses in 2012 and 2011 than if we had capitalized the expenditures. Additionally, we will not have a corresponding depreciation or amortization expense for these costs in the future since they are expensed as incurred rather than capitalized.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report lesser profits as a result of this ongoing development and construction, which will be expensed instead of capitalized for accounting purposes.  We will not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

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

Level 1 – quoted prices in active markets for identical assets and liabilities
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 –significant unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. For the Company’s warrant derivative liability, fair value was estimated using a Binomial Lattice Model using the following assumptions:

	Fair value measurements using inputs
	June 30, 2012	December 31, 2011

Market price and estimated fair value of stock	$1.35	$1.27
Exercise price	$2.00	$2.00
Term (years)	4.50	5.00
Dividend yield	$--	$--
Expected volatility	89.5%	89.5%
Risk-free interest rate	1.04%	0.83%

Impairment of Assets
Long-lived assets are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  The Company records losses due to impairment of assets held in continuing operations, and losses on assets held for sale in net loss from discontinued operations.

Mining Exploration and Development Costs
Land and mining property acquisitions are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized as capitalized development costs.  Capitalized development costs will include acquisition costs and property development costs.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  For all periods through June 30, 2012, all costs associated with the Dragon Mine represent exploration costs and therefore have been expensed.

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

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. We do not have a formal equity plan, but all equity grants, including stock options and warrants, are approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,				Variance
	2012	% of Rev	2011	% of Rev	Amount	%

REVENUES	$96,228	100%	$18,699	100%	$77,529	415%

OPERATING EXPENSES:
Production costs	39,102	41%	11,890	64%	27,212	229%
Exploration costs	826,559	859%	586,931	3139%	239,628	41%
General and administrative	1,294,879	1346%	1,104,351	5906%	190,528	17%
Depreciation expense	45,161	47%	54,267	290%	(9,106)	-17%
Loss on impairment and disposition of land and equipment	--	0%	--	0%	0	0%
Total Operating Expenses	2,205,701	2292%	1,757,439	9399%	448,262	26%

Operating Loss	(2,109,473)	-2192%	(1,738,740)	-9299%	(370,733)	21%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,881)	-3%	(129,552)	-693%	126,671	-98%
Gain on revaluation of warrants	540,000	-561%	--	0%	540,000	0%
Gain (loss) on revaluation of stock awards	13,000	14%	(97,000)	519%	110,000	-113%
Other income (expense)	11	0%	(4,010)	-21%	4,021	-100%
Total Other Income (Expense)	550,130	572%	(230,562)	-1233%	780,692	-339%

Loss from continuing operations	(1,559,343)	-1620%	(1,969,302)	-10532%	409,959	-21%

Loss from discontinued operations	(1,836)	-2%	(4,862)	-26%	3,026	-62%

Net loss	(1,561,179)	-1622%	(1,974,164)	-10558%	412,985	-21%

Net (income) loss attributable to the non-controlling interest	--	0%	(1)	0%	1	-100%

Net Loss attributable to Applied Minerals	$(1,561,179)	-1622%	$(1,974,165)	-10558%	412,986	-21%

Revenue for the three months ended June 30, 2012 was $96,228, compared to $18,699 generated during the same period in 2011.  The increase was mainly due to an increase in sales of Dragonite ™ to a customer for use as a reinforcing additive for certain plastic applications.

Total operating expenses for the three months ending June 30, 2012 were $2,205,701 compared to $1,757,439 of expenses incurred during the same period in 2011, an increase of $448,262 or 26%.  The increase was due primarily to a $239,628, or 41%, increase in exploration costs and a $190,528, or 17%, increase in general and administrative expense. Gross profit is currently not a very meaningful metric as we are still an exploration-stage company, which is continuing to grow.

Exploration costs incurred during the three months ended June 30, 2012 were $826,559 compared to $586,931 of costs incurred during the same period in 2011, an increase of $239,628, or 41%.  The majority of our exploration costs during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to further expand its drilling and testing program, both for clay and iron ore, to additional areas of the Dragon Mine property, the testing of which has indicated the presence of clay mineral and an iron ore deposit.  The primary drivers of the increase in exploration costs included a $67,189, or 39%, increase in employee wages primarily due to an increase in the number of miners from 15 to 20 because of increased mining activity; the incurrence of $41,570 of employee health insurance expense not incurred during the same period in 2011 as the health insurance plan was not previously offered; a $54,135, or 233%, increase in materials and supplies due to the increase in drilling and development activity at the mine; and a $65,480, or 98%, increase in professional services related to geologist activities and sample testing.

General and administrative expenses incurred during the three months ended June 30, 2012 totaled $1,294,879 compared to $1,104,351of expense incurred during the same period in 2011, an increase of $190,528 or 17%.  The increase was driven primarily by a $54,641, or 65%, increase in wage and benefits expense due to the hiring of our General Counsel and a CFO to the management team; a $17,299, or 60%, increase in Directors and Officers’ insurance as we increased our coverage; a $37,574 increase in rent as the Company established its corporate offices in downtown New York City; and a $55,255 increase in audit and outsourced accounting fees.

Loss from continuing operations for the three-month period ending June 30, 2012 was $1,559,343 compared to a loss of $1,969,302 incurred during the same period in 2011, a decrease of $409,959 or 21%.  The decrease in the loss from continuing operations was primarily due to a $780,692 increase in Other Income relating to the revaluation of warrants and reduced interest expense, and a $77,529 increase in revenue, as described above, offset by a $448,262 increase in operating expenses, as described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,				Variance
	2012	% of Rev	2011	% of Rev	Amount	%
REVENUES	$151,630	100%	$63,167	100%	$88,463	140%

OPERATING (INCOME) EXPENSES:
Production costs	81,594	54%	32,965	52%	48,629	148%
Exploration costs	1,521,523	1003%	1,192,535	1888%	328,988	28%
General and administrative	3,304,220	2179%	2,011,013	3184%	1,293,207	64%
Depreciation expense	126,237	83%	120,506	191%	5,731	5%
(Gain) loss from disposition of land and equipment	--	0%	(1,000)	-2%	1,000	-100%
Total Operating Expenses	5,033,574	3220%	3,356,019	5313%	1,677,555	50%

Net Operating Loss	(4,881,944)	-3220%	(3,292,852)	-5213%	(1,589,092)	48%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(6,071)	-4%	(266,068)	-421%	259,997	-98%
Gain on revaluation of warrants	1,530,000	1009%	--	0%	1,530,000	100%
Loss on revaluation of stock awards	(8,000)	-5%	(98,000)	-155%	90,000	-92%
Other income (expense)	(533)	0%	(7,520)	-12%	6,987	-92%
Total Other Income (Expense)	1,515,396	999%	(371,588)	-588%	1,886,984	-508%

Loss from Continuing Operations	(3,366,548)	-2220%	(3,664,440)	-5801%	297,892	-8%

Loss from discontinued operations	(3,671)	-2%	(5,772)	-9%	2,101	-36%

Net loss	(3,370,219)	-2223%	(3,670,212)	-5810%	299,993	-8%

Net loss attributable to the non-controlling interest	--	0%	23	0%	(23)	-100%

Net Loss attributable to Applied Minerals	$(3,370,219)	-2223%	$(3,670,189)	-5810%	299,970	-8%

Revenue for the six months ended June 30, 2012 was $151,630, compared to $63,167 generated during the same period in 2011.  The Company originated and increased sales of its Dragonite ™ product to select customers for use as a reinforcing additive for certain plastic applications in the past year.

Total operating expenses for the six months ending June 30, 2012 were $5,033,574 compared to $3,356,019 of expenses incurred during the same period in 2011, an increase of $1,677,555 or 50%.  The increase was due primarily to a $328,988, or 28%, increase in exploration expense and a $1,293,207, or 64%, increase in general and administrative expense.

Exploration costs incurred during the six months ended June 30, 2012 were $1,521,523 compared to $1,192,535 of costs incurred during the same period in 2011, an increase of $328,988 or 28%.  The majority of our exploration expenses during the six month period were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to further expand its drilling and testing program, both for clay and iron ore, to additional areas of the Dragon Mine property, the testing of which has indicated the presence of clay mineral and an iron ore deposit.  The primary drivers of the increase in exploration costs included a $109,989, or 34%, increase in employee wages primarily due to an increase in the number of miners from 15 to 20 because of increased mining activity; the incurrence of $82,674 of employee health insurance expense not incurred during the same period in 2011 as the health insurance plan was not previously offered; a $79,717, or 244%, increase in materials and supplies due to the increase in drilling and development activity at the mine; and a $47,323, or 212%, increase in equipment rental and lease expense related to an expansion of the Company’s fleet of mining and mining-related equipment.

General and administrative expenses incurred during the six months ended June 30, 2012 totaled $3,304,220 compared to $2,011,013 of expense incurred during the same period in 2011, an increase of $1,293,207 or 64%. The increase was driven primarily by the incurrence of a one-time performance bonus payment of $750,000 to Material Advisors, LLC, which, as previously described, represents the CEO and two other employees of our company; a $225,792, or 24% increase, in expense related to the issuance of options tocertain employees; a $105,628, or 69%, increase in wage expense and benefits due to the addition of a Chief Technology Officer, General Counsel and Chief Financial Officer; a $47,594 increase in travel and related expense due primarily to a change in the terms of the Management Agreement with Material Advisors, LLC (see Note 11), the incurrence of $55,780 of additional rent expense related to the lease of the corporate office, a $30,208 increase in D&O insurance premiums (a larger policy was purchased), and a $68,379 increase in audit and accounting service fees.

Loss from Continuing Operations for the six-month period ended June 30, 2012 was $3,366,548 compared to a loss of $3,664,440 incurred during the same period in 2011, a decrease of $297,892 or 8%.  The decrease in the Loss from Continuing Operations was due to a $1,886,984 increase in Other Income, primarily from a revaluation of warrants, and a $88,463 increase in revenue, as described above, offset by a $1,677,555 increase in operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through June 2012, our activities have been financed primarily through the sale of convertible debt and equity securities. During 2011, we raised $14,185,000 of cash proceeds through the sale of common stock.  We may need to raise additional capital during the remainder of 2012, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt, the monetization or financing of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations. At June 30, 2012, we had a total accumulated deficit of $42,396,266.  For the six months ended June 30, 2012 and 2011, we sustained losses from continuing operations of $3,366,548 and $3,664,440, respectively. The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required. We believe that we have sufficient resources and plans to continue as a going concern for the next twelve months.  We plan to generate additional liquidity through a combination of cash generated from operations, proceeds received from the sale of certain assets, and the utilization of various financing alternatives, which include, but are not limited to, an investor’s exercise of a warrant to purchase five million shares of common stock of the Company for $10 million.  This warrant was issued to Samlyn Capital, LLC in December 2011 as part of its purchase of 10 million shares of common stock of the Company for $10 million.

Cash used by operating activities during the six months ended June 30, 2012 was $3,764,955 compared to $2,145,753 of cash used during the same period in 2011.  The $1,619,202 increase in cash used during the period was due primarily to a higher net loss realized during the six months ended June 30, 2012, partially offset by a larger addback for non-cash losses on equity instruments for the same period.

Cash used by investing activities during the six months ended June 30, 2012 was $275,739 compared to a use of $153,252 during the same period in 2011.  The key driver of this increase was building additions for a dryhouse for the miners and a storage shed for the stockpile.

Cash used through financing activities during the six months ended June 30, 2012 was $96,182 compared to $4,166,598 of cash generated during the same period in 2011.  The key variance in financing activities occurred primarily due to the sale of $4,385,000 of common stock to certain qualified investors during the six months ended June 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of June 30, 2012 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payments due by Period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Rent obligations	$289,326	$141,462	$147,864	$--	$--
Material Advisors- management services	500,000	500,000	--	--	--
Total	$789,326	$641,462	$147,864	$--	$--

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 4.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of December 31, 2011, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. We identified the following material weaknesses, which are being addressed during the current year, but continue to exist through the second quarter of 2012: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions. This resulted in audit adjustments, which are material in the aggregate and necessary to present the annual audited financial statements in accordance with generally accepted accounting principles. In light of the actual audit adjustments required and the effect on the account balances and related disclosures in the financial statements management determined there is a more than a remote likelihood that material misstatement could occur and not be detected in the Company's interim or annual audited financial statements.  Management, with the participation of the principal executive officer and principal financial officer, is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting in 2012.  Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures: (i) Hired a new Chief Financial Officer during the second quarter of 2012 who has experience remediating the inadequate controls exhibited by the Company; (ii) Engaged a CPA firm in late 2011 to assume its bookkeeping function from its soon-to-be-closed Idaho office, which, we believe, will result in a significant improvement in the accurate and timely recording of transactions; (iii) Implemented additional controls in equity and expense reporting, and (iv) May hire additional accounting personnel as the Company grows its business and generates the cash flow necessary to make such hires.  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of June 30, 2012 and December 31, 2011, and results of its operations and cash flows for the period ended June 30, 2012 and 2011, in conformity with United States generally accepted accounting principles (GAAP).

(b)	Changes in Internal Controls.

Management continues to both assess its internal controls and implement changes to strengthen them.  Steps have been, or will be, taken by the Company to implement the previously-discussed changes in a timely manner.

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

During the second quarter of 2012, we issued stock not registered under the Securities Act as listed below.  Management at the time deemed such issuances to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During the three months ended June 30, 2012, the Company issued 3,378 shares of its common stock valued at $5,000 as payment of a director’s fee.

During the three months ended June 30, 2012, the Company issued 26,998 shares of its common stock valued at $42,061 to consultants for services.

During the three months ended June 30, 2012, the Company issued 40,298 shares of its common stock, valued at $60,169, to consultants in connection with the exercise on a net basis of previously-issued stock options for services.

During the three months ended June 30, 2012, the Company issued 600,000 options to purchase common stock, valued at $837,900, to two employees.

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