Form 10-Q
period 2012-09-30
Applied Minerals, Inc.
filed 2012-11-08
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

□	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer □	Accelerated Filer x	Non-accelerated Filer □	Smaller Reporting Company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	□	NO	x

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 5, 2012 was 90,609,083.

..

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)

THIRD QUARTER 2012 REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

		Page(s)
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, and for the period from January 1, 2009 (Beginning of Exploration Stage) to September 30, 2012	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Fianacial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

PART I.	FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,150,608	$10,170,536
Accounts receivable, net of allowance of $25,106 and $11,938 at September 30, 2012 (unaudited) and December 31, 2011, respectively	1,410	20,464
Deposits and prepaid expenses	226,290	333,447
Receivable from sales of common stock	1,625,000	- 0 -
Total Current Assets	6,003,308	10,524,447

Property and Equipment
Land and mining property	1,109,938	664,758
Property and equipment, net	2,050,059	1,240,418
Total Property and Equipment, Net	3,159,997	1,905,176

Other Assets
Assets held for sale	-0-	445,180
Deposit	370,759	- 0 -
Total Other Assets	370,759	445,180

TOTAL ASSETS	$9,534,064	$12,874,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$624,761	$291,142
Stock awards payable	130,000	127,000
Current portion of notes payable	223,607	165,375
Current portion of leases payable	-0-	10,094
Total Current Liabilities	978,368	593,611

Long-Term Liabilities
Long-term portion of notes payable	207,132	97,769
Warrant derivative	1,135,000	3,355,000
Total Long-Term Liabilities	1,342,132	3,452,769

Total Liabilities	2,320,500	4,046,380

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, noncumulative, nonvoting, nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000 shares authorized, 90,555,887 and 89,119,405 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	90,556	89,120
Additional paid-in capital	52,037,225	47,765,350
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(24,904,721)	(19,016,551)
Total Stockholders’ Equity	7,213,564	8,828,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,534,064	$12,874,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period
					January 1, 2009
					(Beginning of
					Exploration
	For the three months ended		For the nine months ended		Stage)
	September 30,		September 30,		through
	2012	2011	2012	2011	September 30, 2012

REVENUES	$ 666	$ 22,804	$ 152,296	$ 85,971	$ 245,248

OPERATING (INCOME) EXPENSES:
Production costs	1,530	5,595	83,124	38,561	163,702
Exploration costs	1,046,986	752,800	2,568,509	1,945,334	8,576,255
General and administrative	1,301,705	1,086,891	4,605,925	3,098,355	16,024,679
Depreciation expense	73,619	63,465	199,856	183,971	735,053
Loss (gain) on impairment and disposition
of land and equipment	- 0 -	- 0 -	- 0 -	(1,000)	50,599
Total Operating Expenses	2,423,840	1,908,751	7,457,414	5,265,221	25,550,288

Operating Loss	(2,423,174)	(1,885,947)	(7,305,118)	(5,179,250)	(25,305,040)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization
of deferred financing cost and debt discount	(5,134)	(100,417)	(11,205)	(366,485)	(1,470,250)
(Loss) gain on revaluation of warrants	(90,000)	- 0 -	1,440,000	- 0 -	1,665,000
Gain (loss) on revaluation of stock awards	5,000	48,000	(3,000)	(50,000)	(222,500)
Other income (expense)	(4,643)	1,248	(8,847)	(6,272)	427,007
Total Other Income (Expense)	(94,777)	(51,169)	1,416,948	(422,757)	399,257

Loss from continuing operations	(2,517,951)	(1,937,116)	(5,888,170)	(5,602,007)	(24,905,783)

Income (loss) from discontinued operations	- 0 -	- 0 -	- 0 -	(5,772)	53,382

Net loss	(2,517,951)	(1,937,116)	(5,888,170)	(5,607,779)	(24,852,401)

Net gain (loss) attributable to the non-controlling interest	- 0 -	(8)	- 0 -	15	(52,320)

Net Loss attributable to Applied Minerals	$ (2,517,951)	$ (1,937,124)	$ (5,888,170)	$ (5,607,764)	$ (24,904,721)

Loss Per Share (Basic and Diluted):

Loss per share from continuing operations	$ (0.03)	$ (0.03)	$ (0.07)	$ (0.08)
Loss per share from discontinued operations	- 0 -	- 0 -	- 0 -	- 0 -

Net Loss Per Share (Basic and Diluted)	$ (0.03)	$ (0.03)	$ (0.07)	$ (0.08)

Weighted Average Shares
Outstanding (Basic and Diluted)	89,292,491	75,688,625	89,198,723	73,010,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Statements of Stockholders’ Equity (Deficit)

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)
Balance, December 31, 2011	89,119,405	89,120	47,765,350	(20,009,496)	(19,016,551)	8,828,423

Reclassification from warrant
derivative liability due to change in
valuation methodology (Note 10)	- 0 -	- 0 -	780,000	- 0 -	- 0 -	780,000

Shares issued for director's fees
and other services	79,747	79	114,480	- 0 -	- 0 -	114,559

Shares issued for cashless
option and warrant exercise	106,735	107	(107)	- 0 -	- 0 -	- 0 -

Shares issued for cash	1,250,000	1,250	1,623,750	- 0 -	- 0 -	1,625,000

Stock-based compensation expense
for consultants
and directors	- 0 -	- 0 -	1,753,752	- 0 -	- 0 -	1,753,752

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(5,888,170)	(5,888,170)

Balance, September 30, 2012 (unaudited)	90,555,887	$90,556	$52,037,225	$(20,009,496)	$(24,904,721)	$7,213,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the nine months ended		Exploration Stage)
	September 30,		through
	2012	2011	September 30, 2012

Cash Flows From Operating Activities:
Net loss	$(5,888,170)	$(5,607,764)	$(24,904,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199,856	183,971	735,053
Amortization of deferred financing costs	--	--	150,000
Amortization of discount – PIK Notes	--	13,775	367,534
Issuance of PIK Notes in payment of interest	--	221,881	863,870
Stock issued for director and consulting services	114,559	125,091	315,324
Stock-based compensation expense for consultants and directors	1,753,752	1,503,852	4,671,049
Gain on revaluation of warrants derivative	(1,440,000)	--	(1,665,000)
Loss on revaluation of stock awards	3,000	50,000	222,500
Gain on stock award forfeiture	--	--	(145,000)
Gain on disposition of assets	--	(1,000)	(4,523)
Gain on settlement of debts	--	--	(101,380)
Other non-cash expense (income)	--	--	(28,587)
Provision for doubtful accounts	13,168	--	25,106
Loss on impairment of assets	--	--	66,881
Change in operating assets and liabilities:
Accounts receivable	5,886	60,510	(26,472)
Mining supplies inventory	--	3,503	--
Deposits and prepaids	38,198	(71,090)	128,965
Accounts payable and accrued expenses	2,960	160,845	192,527
Net cash (used in) provided by discontinued operations	--	(1,152)	603,585
Net cash used in operating activities	(5,196,791)	(3,357,578)	(18,533,289)

Cash Flows From Investing Activities:
Purchases of land and mining property	--	--	(72,923)
Purchases of property and equipment	(319,219)	(199,266)	(773,290)
Deposits related to acquisition of equipment	(301,800)	--	(301,800)
Proceeds from sale of assets	--	1,000	151,000
Net cash provided by discontinued operations	--	--	434,670
Net cash used in investing activities	(621,019)	(198,266)	(562,343)

Cash Flows From Financing Activities:
Payments on notes payable	(192,024)	(179,251)	(1,023,371)
Payments on leases payable	(10,094)	(134,211)	(431,088)
Proceeds from insurance settlement	- 0 -	- 0 -	115,000
Proceeds from notes payable	-0-	- 0 -	124,129
Proceeds from PIK notes payable	- 0 -	- 0 -	9,600,000
Proceeds from sale of common stock	- 0 -	4,385,000	14,185,000
Payments for legal settlement	- 0 -	- 0 -	(170,000)
Net cash used by discontinued operations	- 0 -	- 0 -	(56,431)
Net cash (used in) provided by financing activities	(202,118)	4,071,538	22,343,239

Net change in cash and cash equivalents	(6,019,928)	515,694	3,247,607

Cash and cash equivalents at beginning of period	10,170,536	1,642,340	903,001

Cash and cash equivalents at end of period	$4,150,608	$2,158,034	$4,150,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
				For the Period
				January 1, 2009
				(Beginning of
	For the nine months ended			Exploration Stage)
	September 30,			through
	2012		2011	September 30, 2012

Cash Paid For:
Interest		$14,111	$43,162	$100,647
Income Taxes	$	- 0 -	$1,465	$2,015

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and accrued interest to common stock			$1,654,725	$11,459,738
Property and equipment financed on lease				$197,000
Property and equipment financed with notes payable		$357,618	$198,838	$531,456
Prepaid insurance financed with note payable				$141,908
Land reclassified from assets held for sale to land and mining property		$445,180		$445,180
Receivable from sales of common stock (see Note 9)		$1,625,000		$1,625,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. (“Applied Minerals” or the “Company” or “we”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2011, included in the Company's Annual Report filed on Form 10-K for such year.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year. Certain accounts, such as Land and Mining Property, Property & Equipment, Cost of Sales, Depreciation Expense (previously included in exploration and general and administrative costs) and Other Income, have been reclassified to conform to our current period presentation.

The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“GAAP”). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. is a producer of halloysite clay for uses in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company owns and operates the Dragon Mine, located in Juab County, Utah, where it is currently focused on the commercialization of the property.

The Company also owns the Atlas Mine, a consolidation of several patented silver mining claims located in the Coeur d’Alene Mining District near Mullan, Idaho.  During the third quarter of 2012, the Company reclassified this asset from held for sale to land and mining property as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources.

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

Effective January 1, 2009, the Company commenced development and exploration of the Dragon Mine and, as the existence of proven or probable reserves have not been demonstrated and no significant revenue has been earned from the mine, is considered in the exploration stage as well as being considered a development stage company. There are no plans to resume the contract mining activities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements represent the consolidation of the Company and all companies that the Company directly controls  through majority ownership.

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

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.  Management evaluates the collectability of receivable account balances to determine the allowance, if any.  Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance.  Receivable balances are written off when management determines that the balance is uncollectible.

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements Using Inputs
	Level 1	Level 2	Level 3
Financial Instruments:
Stock awards payable	$ - 0 -	$ 130,000	$ - 0 -
Derivative instruments – warrants (See Note 10)	- 0 -	1,135,000	- 0 -

TOTAL	$ - 0 -	$ 1,265,000	$ - 0 -

The Company estimates the fair value of the warrants using a lattice option pricing model with the following inputs and assumptions:

	Fair Value Measurements Using Inputs
	September 30, 2012	December 31, 2011

Market price and estimates fair value of stock	$1.30	$1.27
Exercise Price	$2.00	$2.00
Term (years)	4.25	5.00
Dividend yield	- 0 -	- 0 -
Expected volatility	89.5%	89.5%
Risk-free interest rate	0.62%	0.83%

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

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

Through September 30, 2012 all costs associated with the Company's mines, excluding the original acquisition cost, have been expensed as the Company remains an exploration stage company.

Impairment of Long-lived Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable.

Per share data
Loss per share for the three months ended September 30, 2012 and 2011 respectively, is calculated based on 89,292,491and 75,688,625 weighted average outstanding shares of common stock.  Loss per share for the nine months ended September 30, 2012 and 2011 respectively, is calculated based on 89,198,723 and 73,010,225 weighted average outstanding shares of common stock.

At September 30, 2012 and 2011, respectively the Company has outstanding options and warrants to purchase 18,711,341 and 13,122,188 shares of common stock, which were not included in the diluted computation as their effect would be anti-dilutive.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Federal income tax returns for 2004 through 2011 are subject to examination.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of ASU 2011-05 did not have any impact on the Company’s financial statements.  The Company did not present a Statement of Comprehensive Income for the nine months ended September 30, 2012 and 2011 because the Company did not have any other comprehensive income or loss during those periods.

NOTE 4 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations at the Atlas Mine near Mullan, Idaho as of December 31, 2008.  Please see Note 2 for further details.  The Company identified assets attributed to the discontinued operation that were being held for sale in the amount of $445,180 as of June 30, 2012 and December 31, 2011.  During the third quarter of 2012, after unsuccessfully marketing the mine for sale, the Company reclassified this asset from held for sale to land and mining property as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources.  Upon transfer, the carrying value of the mine was tested for impairment, noting no impairment was necessary.  For the quarter and nine month period ended September 30, 2012, the Company recorded property taxes related to the mine of $1,835 and $5,506, respectively in other expenses, which resulted in a reclassification of $3,671 of property tax previously classified as discontinued operations for the six months ended June 30, 2012.

NOTE 5 – STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  At the time of the grant in 2007, there were not enough available shares authorized to issue the above referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock to Mr. Gaensbauer who had, by then, resigned his position, the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such, the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company’s stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue.  For the three and nine months ended September 30, 2012, the Company realized a gain of $5,000 and a loss of $3,000, respectively, on the revaluation of the remaining stock award.  The value of the outstanding stock awards at September 30, 2012 and December 31, 2011 were $130,000 and $127,000, respectively.

NOTE 6 – INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate.  Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance.  As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine month periods ended September 30, 2012 and 2011 related to losses incurred during such periods.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 7 - NOTE PAYABLE

Note payable at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012		December 31, 2011

Note payable to an insurance company, payable $ 15,965 monthly, including interest (a)	$	- 0 -	$110,648
Note payable for mining equipment, payable $5,556 monthly, including interest (b)		111,932	152,496
Note payable for mining equipment, payable $950 monthly, including interest (c)		33,490	- 0 -
Note payable for mining equipment, payable $6,060 monthly, including interest (d)		158,909	- 0 -
Note payable for mining equipment, payable $7,409 monthly, including interest (e)		21,055	- 0 -
Note payable for mining equipment, payable $5,000 monthly, including interest (e)		67,652	- 0 -
Note payable for mine site vehicle, payable $628 monthly, including interest (f)		37,701	- 0 -
		430,739	263,144
Less: Current Portion		(223,607)	(165,375)
Note payable, long-term portion		$207,132	$97,769

(a)
The Company issued a note payable to an insurance company dated October 17, 2011 for directors’ and officers’ insurance, due in monthly installments, including interest at 3%.  The note matured in July 2012.

(b)
On July 7, 2011 the Company purchased mining equipment for $198,838 by issuing a note with an implicit interest rate of 9.34%.  The note is collateralized by the mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011.

(c)
On April 17, 2012 the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%.  The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012.

(d)
On July 23, 2012 the Company purchased mining equipment for $169,500 by issuing a note with an interest rate of 5.5%.  The note  is collateralized by the mining equipment with payments of $6,060 for 30 months, which started on August 25, 2012.

(e)
On July 19, 2012 the Company purchased two pieces of mining equipment that had been leased for $$39,042 and $79,735, respectively by issuing notes with an implicit interest rate of 5.5% and is collateralized by the mining equipment with payments of $7,409 and $5,000 for four months and fifteen months, respectively.

(f)
On September 20, 2012 the Company purchased a vehicle for the mine site for $37,701 by the issuing a note.  The note carries an interest rate of 0% and is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of September 30, 2012:

October 2012 – September 2013	$223,607
October 2013 – September 2014	144,078
October 2014 – September 2015	41,563
October 2015 – September 2016	13,950
October 2016 – September 2017	7,541
Total Notes Payable	$430,739

During the three and nine months ending September 30, 2012, the Company’s interest payments totaled $6,027 and $14,111, respectively.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

Between December 31, 2008 and October 2010, the Company sold several 10% Convertible Notes due December 15, 2018.  The notes convert into common stock at a fixed conversion rate of between $0.35 to $1.00 per share, with conversion rates at the time of the issuance of the notes being lower than, higher than, or equal to the market price of the Company’s common stock.  For those notes where the conversion rate of a newly issued note is lower than the market price of the Company’s common stock, a beneficial conversion feature was recognized and the intrinsic value of the beneficial conversion feature was recorded as a discount on the note with a corresponding credit to additional paid-in capital.  The notes bear nominal interest at the rate of 10% per annum (or an effective interest rate of 10.25%) payable semi-annually in arrears on June 15th and December 15th of each year.  The notes include terms whereby interest payable may be paid in either cash or by converting the interest owed the note holder into additional PIK Notes.  The Convertible Notes allow the holder to exercise the option and receive the entire proceeds in either a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).

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

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs were amortized over the term of the debt.  The Company amortized the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs were immediately expensed.  During the nine months ended September 30, 2012 and 2011, total expense related to deferred financing costs were $0, and $13,775, respectively.  During the three months ended September 30, 2012 and 2011, total expense related to deferred financing costs were $0, and $4,592, respectively. As of September 30, 2012 and December 31, 2011, there was $0 of deferred financing costs remaining on the Convertible Notes.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the Company issued a total of 79,747 shares of restricted common stock valued at $114,559 to directors and consultants as payment of fees.

On September 30, 2012, the Company sold 1,250,000 common shares for $1,625,000, which was received in October 2012 .

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

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders’ Equity and $3,580,000 to the warrant derivative.  During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder’s Equity by $780,000 and decrease the warrant derivative liability by the same amount representing the decrease in fair value of the warrant at date of issuance.  This adjustment was not considered by management to be material to the 2011 financial statements.  Primarily due to the increase in stock price and the call option embedded in the warrant, the warrant derivative liability decreased to $1,135,000 at September 30, 2012, resulting in other income of $1,440,000 for the nine month period then ended.  The key assumptions underlying this model are disclosed in Note 3.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK(CONTINUED)

Outstanding Stock Warrants
No warrants were issued during the nine months ended September 30, 2012.  A summary of the status and changes of the warrants are as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2011	6,422,930	$1.77
Issued	- 0 -	- 0 -
Exercised	(90,000)	0.35
Outstanding at September 30, 2012	6,332,930	$1.79
Exercisable at September 30, 2012	6,332,930	$1.79

A summary of the status of the warrants outstanding at September 30, 2012 is presented below:

	Warrants Outstanding and Exercisable
	Number	Weighted Average Remaining	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price

$ 0.75	139,340	3.08 years	$ 0.75
$ 0.78	213,402	3.42 years	$ 0.78
$ 0.80	124,481	3.33 years	$ 0.80
$ 1.00	340,000	2.08 – 3.08 years	$ 1.00
$ 1.15	461,340	8.58 years	$ 1.15
$ 2.00	5,054,367	3.92 – 4.25 years	$ 2.00
	6,332,930		$ 1.79

Compensation expense of $210,067 has been recognized for the vesting of warrants to consultants and other outside service providers in the accompanying statements of operations for the nine months ended September 30, 2012.

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

The expected term of awards granted to employees and directors is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant assumptions relating to the valuation of the Company’s options for the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Dividend Yield	0%	0%
Expected Life	1 – 10 years	5 – 10 years
Expected Volatility	89.06% - 90.48%	81 – 105%
Risk Free Interest Rate	0.74% - 1.74%	2.02% - 3.75%

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

Outstanding Stock Options (continued)
A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended September 30, 2012 is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2011	11,598,411	$0.83
Issued	855,000	$1.24 – 1.75
Exercised	(75,000)	$0.67
Outstanding at September 30, 2012	12,378,411	$0.88
Exercisable at September 30, 2012	9,445,534	$0.78

During the nine months ended September 30, 2012, the Company issued 855,000 options to purchase the Company’s common stock with exercise prices ranging from $1.24 to $1.75 and a weighted average grant date fair value of $1.27.  The options that have been granted will vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date

225,000	Monthly	March 1, 2012	February 1, 2013
300,000	Monthly	May 1, 2012	May 1, 2015
30,000	Monthly	May 1, 2012	May 1, 2013
300,000	Once	December 31, 2013	December 31, 2013

A summary of the status of the options outstanding at September 30, 2012 is presented below:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
	Number	Weighted Average Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.70	7,358,277	2.08-6.67 years	$0.70	7,358,277	$0.70
$0.83	3,205,134	3.42 years	$0.83	1,555,985	$0.83
$1.00	60,000	2.50 years	$1.00	60,000	$1.00
$1.24	100,000	4.33 years	$1.24	24,999	$1.24
$1.45	125,000	4.42 years	$1.45	72,917	$1.45
$1.55	330,000	4.67 – 9.67 years	$1.55	31,678	$1.55
$1.75	300,000	9.67 years	$1.75	16,678	$1.75
$1.90	900,000	8.92 years	$1.90	325,000	$1.90
	12,378,411		$0.88	9,445,534	$0.78

At September 30, 2012, the total compensation expense of $1,818,743 for unvested options is to be recognized over the next thirty three months on a weighted average basis.

Compensation expense of $1,543,685 has been recognized for vesting of options for the nine months ended September 30, 2012.  The aggregate intrinsic value of the outstanding options at September 30, 2012 was $5,945,379 and the intrinsic value of the options exercised during the nine months ended September 30, 2012 was $53,050.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

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

On February 8, 2011, the Company’s Board of Directors extended the management agreement between the Company and Materials Advisors for an additional year.  The extension continues Manager’s services through December 31, 2012.  The extension included the option to purchase 2,904,653 shares of the Company’s common stock at an exercise price of $0.83.  The vesting of such options began January 1, 2012 and will vest equally over the twelve-month period ending December 31, 2012.

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

Milling Equipment
On May 11, 2012, the Company entered into a contract to purchase milling equipment for $956,000. The Company anticipates the milling equipment to be in operation by the fourth quarter of 2012.  During the quarter ended June 30, 2012 the Company paid a 30% deposit and an additional $15,000 for engineering services.  These deposits in the amount of $301,800 are included on the Condensed Consolidated Balance Sheet as Deposits in Other Assets, and will be reclassified to Property and Equipment and depreciated after the equipment is delivered and placed into service.

Milling Facility
On June 6, 2012, the Company entered into a contract to have a milling facility constructed at the mine site.  The milling facility which is under construction is included in property and equipment in the amount of $330,659 at September 30, 2012.  The Company anticipates the milling facility to be in operation by the fourth quarter of 2012.

Contingencies
We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business. On October 16, 2012, the Company was named as a defendant in a class-action lawsuit, Lasky v. Applied Minerals, Inc. et al. filed in U.S. District  seeking additional disclosures in the Company’s proxy statement. The complaint (Lasky v. Applied Minerals, Inc. et al) alleges that the disclosures in the proxy statement were defective and as such violated the fiduciary duty of the Company’s directors, and further alleges that the Company aided and abetted such violations.  The complaint asks for injunctive relief mandating additional disclosures and appropriate damages for the class.  We believe that this lawsuit has no merit and intend to vigorously defend our position.  We believe that the financial exposure resulting from settlement or an adverse judgment will be limited to the payment of legal fees of the plaintiffs’ lawyers and associated costs, which in our opinion will not result in a material, adverse effect on our financial condition, cash flows or results of operations.

NOTE 12 – RELATED PARTIES

The Company is a related party to Material Advisors (“MA”), an entity which provides the Company’s management personnel.  See Note 11 for key terms of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

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

Overview
Applied Minerals, Inc. is a leading global producer of halloysite clay that can be used in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company operates the Dragon Mine located in Juab County, Utah.  We believe that we possess the only measured resource of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  Halloysite is an aluminosilicate clay that forms naturally occurring nanotubes.  Traditionally, halloysite has been used in markets such as technical ceramics and catalytic applications.  The Company has developed niche applications that benefit from the tubular morphology of its halloysite.  These applications include carriers of active ingredients in paints, coatings and building materials, environmental remediation, agricultural applications and high-performance additives and fillers for plastic composites.

Since January 1, 2009 we have sold $245,248 of halloysite clay to companies using it in the production of a number polymer-based applications.  We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each. We also differentiate our halloysite products based on color.  At times we surface treat our product to achieve certain performance characteristics required by customers’ products.  There are approximately 300 companies in various stages of testing halloysite clay products.  We are at different stages of the halloysite commercialization process with at least one hundred potential customers.  The Company currently markets its line of halloysite-based products under the Dragonite™ name.  In addition to halloysite, we also have various levels of iron ore, including goethite and hematite, and other clay-based products, such as kaolin clay, that we intend to market commercially, but at a lower price than halloysite.  Pricing is based on a variety of factors, including the different grades of product and the markets we serve.

Our financial statements contain significant net losses, which result primarily from our investment in the development of our Dragon Mine, including drilling and laying the foundation for commercialization of our various products.  We have invested in miners, equipment, supplies, geologists, consultants, sample testing and a corporate infrastructure to guide us into full production.  While we do not believe we are a start-up company, we are considered an exploration-stage company under SEC Industry Guide 7 since we have not demonstrated the existence of proven or probable reserves at our Dragon Mine. Furthermore, because we have not produced a significant amount of revenues to date, we are considered a development stage enterprise for U.S. GAAP.  Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in our Dragon Mine to date have been expensed and therefore do not appear as assets on our condensed balance sheet.  We expect to expense additional construction and development expenditures in 2012 related to the Dragon Mine.

Our characterization as an exploration stage company and the required classification of development expenditures as an operating expense rather than as a capital expenditure has caused us to report larger net losses in 2012 and 2011 than if we had capitalized the expenditures.  Additionally, we will not have a corresponding depreciation or amortization expense for these costs in the future since they are expensed as incurred rather than capitalized.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report lesser profits as a result of this ongoing development and construction, which will be expensed instead of capitalized for accounting purposes.  We will not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

Critical Accounting Policies and Estimates

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.  For the Company’s warrant derivative liability, fair value was estimated using a Binomial Lattice Model using the following assumptions:

	Fair Value Measurements Using Inputs
	September 30, 2012	December 31, 2011
Market price and estimates fair value of stock	$1.30	$1.27
Exercise Price	$2.00	$2.00
Term (years)	4.25	5.00
Dividend yield	- 0 -	- 0 -
Expected volatility	89.5%	89.5%
Risk-free interest rate	0.62%	0.83%

Impairment of Long-Lived Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable.

Mining Exploration and Development Costs
Land and mining property are carried at cost.  We expense prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  For all periods through September 30, 2012, all costs associated with the Dragon Mine represent exploration costs and therefore have been expensed.

Provision for Income Taxes
We use the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities.  Deferred tax benefits result principally form certain tax carryover benefits and from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax liabilities result principally form deductions recorded for tax purposes in excess of that recorded in the financial statements or income for financial statement purposes in excess of the amount for tax purposes.  The effect of changes in tax rates is recognized in the period the rate change is enacted.

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  We do not have a formal equity plan, but all equity grants, including stock options and warrants, are approved by our Board of Directors.  With respect to equity based payments to non-employees, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Results of Operations for the Three Months Ended September 30, 2012 As Compared to the Three Months Ended September 30, 2011

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,				Variance
	2012	% of Rev.	2011	% of Rev.	Amount	%

REVENUES	$666	100%	$22,804	100%	$(22,138)	(97%)

OPERATING (INCOME) EXPENSES:
Production costs	1,530	230%	5,595	25%	(4,065)	(73%)
Exploration costs	1,046,986	157205%	752,800	3301%	294,186	39%
General and administrative	1,301,705	195451%	1,086,891	4766%	214,814	20%
Depreciation expense	73,619	11054%	63,465	278%	10,154	16%
Total Operating Expenses	2,423,840	363940%	1,908,751	8370%	515,089	27%

Operating Loss	(2,423,174)	(363840%)	(1,885,947)	(8270%)	(537,227)	28%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization
of deferred financing cost and debt discount	(5,134)	(771%)	(100,417)	(440%)	95,283	(95%)
Gain (loss) on revaluation of warrants derivative	(90,000)	(13514%)	- 0 -	0%	(90,000)	0%
Gain (loss) on revaluation of stock awards	5,000	751%	48,000	210%	(43,000)	(90%)
Other income (expense)	(4,643)	(697%)	(1,248)	5%	(5,891)	(472%)
Total Other Income (Expense)	(94,777)	(14231%)	(51,169)	(224%)	(43,608)	85%

Net loss	(2,517,951)	(378071%)	(1,937,116)	(8495%)	(580,835)	30%

Net loss attributable to the non-controlling interest	--	0%	(8)	0%	8	(100%)

Net Loss attributable to Applied Minerals	$(2,517,951)	(378071%)	$(1,937,124)	(8495%)	$(580,827)	30%

Revenue for the three months ended September 30, 2012 was $666, compared to $22,804 generated during the same period in 2011.  Quarterly revenue may be unpredictable as we are in various stages of product development, ongoing trials and building our stockpile levels; for example, some of the second quarter 2012 revenue was not expected to occur until the third quarter of 2012.  We believe that a number of potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite.  In 2012, we were approved as vendors for approximately 23 potential customers, which we believe can materialize into future business.

Exploration costs incurred during the three months ended September 30, 2012 were $1,046,986 compared to $752,800 of costs incurred during the same period in 2011, an increase of $294,186, or 39%.  During the third quarter of 2012, we invested additional resources to help build a more innovative and efficient mining facility with more cutting-edge technology that is expected to be complete during the the first quarter of 2013.  The primary drivers of the increase in exploration costs included a $102,565, or 55%, increase in employee wages primarily due to an increase in the number of miners from 15 to 20 and additional overtime required for the additional mining activity described above; the incurrence of $57,836 of employee health insurance expense not incurred during the same period in 2011 as the health insurance plan was not previously offered; a $93,881, or 940%, increase in equipment rentals at the mine; and an $80,141, or 90%, increase in professional services related to geologist consulting.  We are hopeful that these investments will pave the way as we enter into more advanced stages of commercialization.

Exploration costs incurred during the three months ended September 30, 2012 were $1,046,986 compared to $752,800 of costs incurred during the same period in 2011, an increase of $294,186, or 39%.  The increase in exploration costs was related primarily to management’s decision to further expand its drilling and testing program, both for clay and iron ore, to additional areas of the Dragon Mine property.  The additional mining activity was also performed to prepare for potential client visits and to break ground on a more innovative and efficient mining facility with more cutting-edge technology.  The primary drivers of the increase in exploration costs included a $102,565, or 55%, increase in employee wages primarily due to an increase in the number of miners from 15 to 20 and additional overtime required for the additional mining activity described above; the incurrence of $57,836 of employee health insurance expense not incurred during the same period in 2011 as the health insurance plan was not previously offered; a $93,881, or 940%, increase in equipment rentals at the mine; and a $80,141, or 90%, increase in professional services related to geologist consulting.

General and administrative expenses incurred during the three months ended September 30, 2012 totaled $1,301,705 compared to $1,086,891 of expense incurred during the same period in 2011, an increase of $214,814 or 20%.  The increase was driven primarily by a $85,430, or 114%, increase in wage and benefits expense due to the hiring of our General Counsel and a CFO to the management team; a $16,250, or 58%, increase in Directors and Officers insurance as we increased our coverage; a $38,331 increase in rent as the Company established its corporate offices in downtown New York City; and a $48,403 increase in audit and outsourced accounting fees.

Net loss for the three-month period ending September 30, 2012 was $2,517,951 compared to a loss of $1,937,124 incurred during the same period in 2011, an increase of $580,827 or 30%.  The increase in net loss was primarily due to the additional investments to the Dragon Mine made by management as described in the operational discussion above.

Results of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,				Variance
	2012	% of Rev.	2011	% of Rev.	Amount	%

REVENUES	$152,296	100%	$85,971	100%	$66,325	77%

OPERATING (INCOME) EXPENSES:
Production costs	83,124	55%	38,561	45%	44,563	116%
Exploration costs	2,568,509	1687%	1,945,334	2263%	623,175	32%
General and administrative	4,605,925	3024%	3,098,355	3604%	1,507,570	49%
Depreciation expense	199,856	131%	183,971	214%	15,885	9%
Loss (gain) on impairment and disposition
of land and equipment	--	0%	(1,000)	(1%)	1,000	(100%)
Total Operating Expenses	7,457,414	4897%	5,265,221	6124%	2,192,193	42%

Operating Loss	(7,305,118)	(4797%)	(5,179,250)	(6024%)	(2,125,868)	41%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization
of deferred financing cost and debt discount	(11,205)	(7%)	(366,485)	(426%)	355,280	(97%)
Gain on revaluation of warrants derivative	1,440,000	946%	- 0 -	0%	1,440,000	0%
Gain (loss) on revaluation of stock awards	(3,000)	(2%)	(50,000)	(58%)	47,000	(94%)
Other income (expense)	(8,847)	(6%)	(6,272)	(7%)	(2,575)	41%
Total Other Income (Expense)	1,416,948	930%	(422,757)	(492%)	1,839,705	(435%)

Loss from continuing operations	(5,888,170)	(3866%)	(5,602,007)	(6516%)	(286,163)	5%

Income (loss) from discontinued operations	--	0%	(5,772)	(7%)	5,772	(100%)

Net loss	(5,888,170)	(3866%)	(5,607,779)	(6523%)	(280,391)	5%

Net loss attributable to the non-controlling interest	--	0%	15	0%	(15)	(100%)

Net Loss attributable to Applied Minerals	$(5,888,170)	(3866%)	$(5,607,764)	(6523%)	$(280,406)	5%

Revenue for the nine months ended September 30, 2012 was $152,296, compared to $85,971 generated during the same period in 2011.  The Company originated and increased sales of its Dragonite ™ product to select customers for use as a reinforcing additive for certain plastic applications in the past year.

Total operating expenses for the nine months ending September 30, 2012 were $7,457,414 compared to $5,265,221 of expenses incurred during the same period in 2011, an increase of $2,192,193 or 42%.  The increase was due primarily to a $623,175, or 32%, increase in exploration costs, and a $1,507,570, or 49%, increase in general and administrative expense.

Exploration costs incurred during the nine months ended September 30, 2012 were $2,568,509 compared to $1,945,334 of costs incurred during the same period in 2011, an increase of $623,175 or 32%.  The majority of our exploration costs during the nine-month period were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to further expand its drilling and testing program, both for clay and iron ore, to additional areas of the Dragon Mine property, the testing of which has indicated the presence of clay mineral and an iron ore deposit. The additional mining activity was also performed to prepare for potential client visits and to break ground on a more innovative and efficient mining facility with more cutting-edge technology.  The primary drivers of the increase in exploration costs included a $212,550, or 42%, increase in employee wages primarily due to an increase in the number of miners from 15 to 20 and additional overtime required for the additional mining activity described above; the incurrence of $140,509 of employee health insurance expense not incurred during the same period in 2011 as the health insurance plan was not previously offered; a $90,690, or 154%, increase in materials and supplies due to the increase in drilling and development activity at the mine; a $107,465, or 39% increase in geologist consulting and sample testing activity; and a $141,203, or 437%, increase in equipment rental and lease expense related to an expansion of the Company’s fleet of mining and mining-related equipment.

General and administrative expenses incurred during the nine months ended September 30, 2012 totaled $4,605,925 compared to $3,098,355 of expense incurred during the same period in 2011, an increase of $1,507,570 or 49%. The increase was driven primarily by the incurrence of a one-time performance bonus payment of $750,000 to Material Advisors, LLC, which, as previously described, represents the CEO and two other employees of our company; a $236,992, or 16% increase, in expense related to the issuance of options to certain employees; a $189,952, or 92%, increase in wage expense and benefits due to the addition of a Chief Technology Officer, General Counsel and Chief Financial Officer; a $72,010 increase in travel and related expense due primarily to a change in the terms of the Management Agreement with Material Advisors, LLC (see Note 11), the incurrence of $94,111 of additional rent expense related to the lease of the corporate office, and a $116,781 increase in audit and accounting service fees.

Loss from continuing operations for the nine-month period ended September 30, 2012 was $5,888,170 compared to a loss of $5,602,007 incurred during the same period in 2011, an increase of $286,163 or 5%.  The increase in the Loss from Continuing Operations was due to a $2,192,193 increase in operating expenses, as described above, offset by a $1,839,705 increase in other income, primarily from a revaluation of warrants, and a $66,325 increase in revenue, as described above.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through September 2012, our activities have been financed primarily through the sale of convertible debt and equity securities. During 2011, we raised $14,185,000 of cash proceeds through the sale of common stock.  We may need to raise additional capital during the remainder of 2012, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt, the monetization or financing of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations.  At September 30, 2012, we had a total accumulated deficit of $44,914,217.  For the nine months ended September 30, 2012 and 2011, we sustained losses from continuing operations of $5,888,170 and $5,602,007, respectively.  The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  We believe that we have sufficient resources and plans to continue as a going concern for the next twelve months.  We plan to generate additional liquidity through a combination of cash generated from operations, proceeds received from the sale of certain assets, and the utilization of various financing alternatives, which include, but are not limited to, an investor’s exercise of a warrant to purchase five million shares of common stock of the Company for $10 million.  This warrant was issued to Samlyn Capital, LLC in December 2011 as part of its purchase of 10 million shares of common stock of the Company for $10 million.

Cash used in operating activities during the nine months ended September 30, 2012 was $5,196,791 compared to $3,357,578 during the same period in 2011.  The $1,839,213 increase in cash used during the period was due primarily to a higher operating loss realized during the nine months ended September 30, 2012, mainly due to the operational investments in the Dragon Mine discussed above.

Cash used in investing activities during the nine months ended September 30, 2012 was $621,019 compared to a use of $198,266 during the same period in 2011.  The key drivers of this increase in investing activities were a second quarter building addition for a dry house for the miners; a storage shed for the stockpile; new fixed assets, such as a drill for the mine, and initial investments in a more efficient mining facility for the third and fourth quarters of 2012.

Cash used in financing activities during the nine months ended September 30, 2012 was $202,118 compared to $4,071,538 of cash generated during the same period in 2011.  The key variance in financing activities occurred primarily due to the sale of $4,385,000 of common stock to certain qualified investors during the nine months ended September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of September 30, 2012 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years
Contractual Obligations:
Rent obligations	$ 289,326	$ 141,462	$ 147,864
Material Advisors – management services	500,000	500,000	- 0 -
Total	$789,326	$ 641,462	$ 147,864

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 4.	CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

During the evaluation of disclosure controls and procedures as of December 31, 2011, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures.  We identified the following material weaknesses, which are being addressed during the current year, but continue to exist through the third quarter of 2012: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) Management determined there was an insufficient number of personnel with appropriate technical accounting and SEC reporting expertise to perform a timely financial close process, adhere to certain control disciplines, and to evaluate and properly record certain non-routine and complex transactions.  This resulted in audit adjustments, which are material in the aggregate and necessary to present the annual audited financial statements in accordance with generally accepted accounting principles.  In light of the actual audit adjustments required and the effect on the account balances and related disclosures in the financial statements management determined there is a more than a remote likelihood that material misstatement could occur and not be detected in the Company's interim or annual audited financial statements.  Management, with the participation of the principal executive officer and principal financial officer, is committed to remediating the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting in 2012.  Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures: (i) Hired a new Chief Financial Officer during the second quarter of 2012 who has experience remediating the inadequate controls exhibited by the Company; (ii) Engaged a CPA firm in late 2011 to assume its bookkeeping function from its soon-to-be-closed Idaho office, which, we believe, will result in a significant improvement in the accurate and timely recording of transactions; (iii) Implemented additional controls in equity and expense reporting, and (iv) May hire additional accounting personnel as the Company grows its business and generates the cash flow necessary to make such hires.  As a result of the material weakness identified, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were ineffective as of September 30, 2012.

Notwithstanding the existence of these material weaknesses, Applied Minerals, Inc. believes that the condensed financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, Applied Minerals, Inc.’s financial condition as of September 30, 2012 and December 31, 2011, and results of its operations and cash flows for the period ended September 30, 2012 and 2011, in conformity with United States generally accepted accounting principles (GAAP).

(b)	Changes in Internal Controls.

Management continues to both assess its internal controls and implement changes to strengthen them.  Steps have been, or will be, taken by the Company to implement the previously-discussed changes in a timely manner.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business.   On October 16, 2012, the Company was named as a defendant in a class-action lawsuit, Lasky v. Applied Minerals, Inc. et al. filed in U.S. District  seeking additional disclosures in the Company’s proxy statement. The complaint (Lasky v. Applied Minerals, Inc. et al) alleges that the disclosures in the proxy statement were defective and as such violated the fiduciary duty of the Company’s directors, and further alleges that the Company aided and abetted such violations.  The complaint asks for injunctive relief mandating additional disclosures and appropriate damages for the class.  We believe that this lawsuit has no merit and intend to vigorously defend our position.  We believe that the financial exposure resulting from settlement or an adverse judgment will be limited to the payment of legal fees of the plaintiffs’ lawyers and associated costs, which in our opinion will not result in a material, adverse effect on our financial condition, cash flows or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2012, we issued stock not registered under the Securities Act as listed below.  Management at the time deemed such issuances to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During the three months ended September 30, 2012, the Company issued 3,704 shares of its common stock valued at $5,000 as payment of a director's fee.

During the three months ended September 30, 2012, the Company issued 22,909 shares of its common stock valued at $31,500 to consultants for services.

During the three months ended September 30, 2012, the Company issued 55,091 shares of its common stock, valued at $74,799, to consultants in connection with the exercise on a net basis of previously-issued stock options for services.

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

APPLIED MINERALS, INC.

Dated: November 8, 2012	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 8, 2012	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer