Form 10-K
period 2012-12-31
Applied Minerals, Inc.
filed 2013-03-18
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934
For the year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on the last sales price on the OTC Bulletin Board on that date, was approximately $73,334,851.

 The number of outstanding shares of the registrant’s common stock as of March 13, 2013 was 94,400,247 shares.

APPLIED MINERALS, INC.
YEAR 2012 ANNUAL REPORT ON FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "may," "expect," "believe," "anticipate," "estimate," "plan" and similar expressions are intended to identify forward-looking statements. These statements are no guarantee of future performance and involve certain risks, assumptions, and uncertainties that are difficult to predict. Therefore, actual outcome and results may differ materially from what is expressed or forecasted in such forward-looking statements.

We make forward-looking statements of our expectations which include but are not limited to the following examples:

•	statements regarding the plans and possibilities for testing and commercialization of our products ;

•	statements regarding sales and marketing and market penetration of our products;

•	statements regarding the changes in demand for products and regulation of products;

There may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement. You should not place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by federal securities laws.

PART I

ITEM 1.                      BUSINESS

Applied Minerals, Inc. (the “Company”) is a leading global producer of halloysite clay. We are focused primarily on developing technologies based on our halloysite clay that significantly enhance the performance of products across a number of industries.  The Company is the owner of the Dragon Mine, the only known measured resource of halloysite clay in the western hemisphere large scale enough for commercial scale production.  The property’s halloysite resource is located both underground and in above-ground tailing piles.  The Dragon Mine also contains an iron ore resource, which, in addition to our halloysite clay resource, is in the process of being commercializing.  The Company’s products are marketed under the Dragonite™ name.

Halloysite is a non-toxic aluminosilicate clay exhibiting a rare, naturally occurring hollow tubular structure with a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers.  We believe halloysite’s unique chemical and morphological properties significantly improve the performance of a wide array of commercial applications, such as polymer composites flame retardant fillers, controlled-release carriers, paints and coatings, agriculture formulations, and cosmetics, and also reduce the cost of manufacturing certain polymer composites.

We have sampled our Dragonite products to over 300 companies, operating in a range of industries.  A number of these companies have commercialized products utilizing our Dragonite additive and intend to expand their use of it.  A large number of companies are performing early stage product development work, some are conducting a range of pilot trials, and a number of others are in the latter stages of the product commercialization process utilizing Dragonite.

The Dragon Mine is located on approximately 230 acres in the Tintic District of Utah.  Applied Minerals retained the world’s leading geological experts in halloysite clay to assist us in the characterization and the quantification of the resource, and commercialization of this unique mineral.  As a result of these efforts, the Company is able to deliver commercially consistent product grades of some of the highest quality halloysite in the world.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

We were originally formed in 1924 for the purpose of exploring and developing the Atlas Mine, a silver property located in the Coeur d’Alene Mining District near Mullan, Idaho.  The resource was mined periodically until 1980 when the Company suspended operations as a result of a decline in silver prices.  In September 1997, the Company entered the contract mining business, which was its sole source of revenue until the contract mining business was discontinued in December 2008 due to adverse economic changes in the mining industry.  Operations at the Atlas Mine have not been resumed and the Company is currently exploring ways to monetize the property.

Since January 1, 2009 our operations have been focused solely on the exploration and commercialization of the Dragon Mine property.  In 2001 we entered a lease/purchase agreement for the mine and in 2005 acquired a 100% ownership interest in the property for $500,000 in cash.   The Company has never had any underlying royalty agreements with any third-party with respect to the Dragon Mine.  Mining and product development activity at the property was minimal through January 2009 as the Company dealt with a lack of operating capital, management turnover, an inadequate resource survey, the need to restate certain of its financial statements, and the resolution of an SEC investigation and a securities law class action.

Between January 2008 and December 2008 the Company appointed a new board and hired its current management team to both resolve a number of the above-mentioned legacy issues and develop and implement an effective strategy to commercialize the Dragon Mine property.  The strategies implemented by Company’s former management team were deemed ineffective.

DRAGONITE PRODUCTS

There are three types of clay that can be extracted from the Dragon Mine, halloysite, kaolinite, and illite-smectite.  Halloysite is a high performance clay while kaolinite and illite-smectite are lower performance clays, which the Company will use in products not requiring high concentrations of halloysite.  The concentrations of the minerals vary at the Dragon Mine, with some areas containing relatively high concentrations of halloysite.  The Dragon Mine also contains an iron our resource from which the Company has developed a product.

Halloysite-based products include:

•
Dragonite–XR: An advanced reinforcing filler formulated for polymers used at loadings of 20%-50% by weight and offering improved modulus, yield strength and HDT.  This product grade offers advantages compared to other reinforcing fillers for polymers such as glass fiber, mica, wollastonite or talc.  These include rentention of impact resistance, elongation to break, control over CTE and warpage, and lack of abrasiveness.  Flame retardance up to V0 level is also possible when Dragonite-XR is used alone or as a synergist.

•
Dragonite–HP:  A high performance additive for engineered thermoplastics, used at loadings of just 1-3 weight %, offering improvements in mechanical performance and cycle time reduction.  This product grade offers a drop-in solution for polymer applications needing mechanical improvements without the density penalty associated with traditional fillers.  By using Dragonite-HP, customers can reduce their overall manufacturing and materials costs through cycle time improvements and thinwalling.

•	Dragonite–Pure White: Highest purity Dragonite product - meeting the strict specifications of the cosmetics industry.

Iron-based product:

Dragonite–IO: High-grade iron oxide product line from the Dragon Mine.  Products include Goethite and Hematite grades for use in pigments and technical applications such as smoke suppression and remediation of arsenic and metal contamination.

STRATEGY

Our primary mission is to develop the highest value uses for our unique halloysite resource by delivering eco-friendly solutions to industries looking to enhance the functionality of their products and/or reduce their manufacturing costs.  We are focusing our development activities on applications where we believe our Dragonite product is, or has the potential to be, the best available solution based on performance and pricing..  We are exploring, among other things, the formation of joint ventures with companies that would benefit strategically from an exclusive license to our product offering for a specific application and be able to contribute resources to ongoing new product development.  A joint venture, if we choose to enter into one, could be structured in a number of ways.

APPLICATION MARKETS

The following is a description of the application markets on which we’re focusing our product development and marketing efforts:

Flame Retardant Additives for Plastics

Flame retardant (“FR”) additives are found in products such as furniture, home appliances, office building materials, automotive components, electronic parts, and textiles.  The use of fire retardants has been shown to saves lives and, in many instances, is mandated by government regulation.  The current flame retardant additives market is approximately $5.4 billion (1.96 million mt).   According to World Flame Retardants, a publication of Fredonia Group, global demand for flame retardant additives is expected to grow 5.4% annually, reaching 2.6 million mt by 2016.

The growth in flame retardant demand is being driven by a trend toward more stringent safety and flammability standards.  In spite of this increasing demand, widely used brominated flame retardants have come under increasing regulatory scrutiny due to the presence of the chemical decabromodiphenyl ether (deca-BDE) and its associated health risks.   In response to these health concerns and the desire to maintain an eco-friendly image, product manufacturers have been phasing out the use of brominated flame retardants and replacing them with mineral-based alternatives, which are expected to realize above-average demand as they replace brominated products.

Mineral-based flame retardants, such as Alumina Trihydrate (ATH), phosphorus-based additives and Magnesium Hydroxide (MDH), represent approximately 65% of the total volume of flame retardant additives consumed.  The required loading level of these additives needed to achieve acceptable flame retardancy in a polymer is very high (as high as 70% for ATH and MDH in some instances), which can meaningfully impair the mechanical performance of the polymer.  As a result, the use of these additives is limited to certain polymers and applications.

The limitations of ATH, phosphorus-based additives and MDH present a significant opportunity for our Dragonit-XR additive for the following reasons:

· Dragonite can be used as a complete replacement for MDH, ATH or phosphorous-based additives in specific applications requiring a combination of flame retardancy and mechanical strength.
·
Dragonite is also an effective synergist, meaning it can be used in conjunction with traditional flame retardants as a partial replacement to enhance the overall flame retardancy and mechanical performance of a final product.

·	Dragonite reduces the overall amount of additive needed to achieve flame retardancy with no effect on the cost to the manufacturer.
·	Dragonite is one of the only mineral-based flame retardant materials that can be used in transparent and engineering polymers, an area where the need is great.

·	Dragonite has superior reinforcement to any other FR additive on the market, which makes it ideal for high performance plastics requiring high strength.

Our R&D activity in the FR space has also resulted in the realization that halloysite acts as an effective synergist for halogenated flame retardant systems.   While certain halogenated additives are being phased out, they are still being used in large volumes.  Antimony trioxide (“ATO”) is a widely used synergist.  The price of ATO has risen approximately five-fold during the last decade and, given this significant increase in cost, users of halogenated flame retardants are looking for an effective replacement for ATO.

·	ATO is a necessary synergist for halogenated flame retardants.
·	China controls approximately 90% of the 140,000 tpa global production of ATO used for flame retardant plastics.

·	Pricing of ATO has risen approximately 100% over the last 3 years to $11,000.00/mt today.

We have determined that Dragonite can replace 50% - 75% of ATO in a plastic while retaining the required Flame Retardancy Rating.  We believe the cost differential between Dragonite and ATO would induce a manufacture to replace a portion of its ATO with Dragonite.  The global market for ATO is approximately 140,000 mt.  We were invited to present our findings at two major FR industry conferences this year.  This exposure resulted in significant interest from both end users as well as potential strategic partners. Many samples were sent for immediate evaluation by interested parties.   Our findings have been validated by two major users of ATO, have led to expanded commercial development activity, and, we believe, will result in the commercialization of a product utilizing Dragonite sometime in 2013.   We have been approved as a supplier by the two companies that have validated our product as an ATO replacement.

A modest 2% penetration of the global FR additives market, which, if successful, would correlate to approximately 40,000 mt of annual demand for Dragonite products.  The Company's product grades for this application range from $3000 to $5500 per ton, which competes very favorably from a cost performance standpoint.

Cycle Time Reduction of Molded Plastic Parts

Injection molding is the process used to make most of the plastic parts we use every day. It is a huge industry where the drivers are reduced cost, improved quality, and a reduction in weight.  Dragonite is able to address all three of these market needs.  As an example, Dragonite can nucleate crystallization of polyethylene, the world’s largest volume plastic.  By nucleating crystallization, a plastic part solidifies faster when cooled in the mold, resulting in an increase in the number of parts that can be produced per hour.  This decrease in the manufacturing cycle time translates into a significant cost reduction for a manufacturer.

In addition to a decrease in manufacturing costs, loading a composite part with Dragonite-HP at 1% wt increases the parts strength and modulus by 20% while also improving surface appearance.  This means higher quality parts can be produced at a reduced price. This improvement in strength and modulus offers the potential for additional cost savings as it enables a manufacturer to take the process one step further and “thin wall” its parts, resulting in the use of less resin, which, in turn, results in even further reductions in cost.

One of our current injection molding customers is one of the largest manufacturers of lawn and garden tools in the US.  There have been several additional customer validations of this technology during 2012 with a number of injection molding companies, which have conducted, or are planning to conduct, manufacturing scale-up trials.   Lastly, our product has recently been validated by a major polyethylene resin producer who is in the planning process of a commercial scale trial with our product.

The polyethylene market is 50 million tons per year.  A 5% market penetration, which, at a 1% usage rate, would result in 25,000 tons per year of demand for our product.

Nucleation of Foamed Plastics

The foaming of plastics is conducted to produce lighter parts, resulting in the use of less plastic, which saves money for the manufacturer.   The automobile industry foams many of its plastic parts to reduce the weight of its vehicles to meet certain fuel efficiency standards.   The consequence of foaming a plastic is often a loss in strength and stiffness.  This is the trade-off manufacturers must manage.  At some point a plastic part cannot be further lightened without impairing its mechanical integrity.

Dragonite-HP eliminates this trade-off.  Adding just 1% Dragonite to a foamed plastic raises its strength and modulus by 20%, allowing the part to be lightened considerably.  This translates into a cost reduction through both lower resin use (resulting from the lightweighting) and a decrease in manufacturing cycle time resulting from the Dragonite additive.

We are collaborating with Kibbechem, a leader in the plastics foaming field, to commercialize a product combing our Dragonite additive with its foaming agent.  The resulting product significantly outperforms competitive products.  During 2012 the company recorded its first commercial sale of Dragonite to Kibbechem to manufacture its enhanced foaming agent.  The Dragonite-enhanced foaming agent product has been sampled by Kibbechem to a number of customers who are at different stages of testing.  The testing results, to-date, have been favorable.  We were invited to present our findings at the PolymerFoam 2012 conference, which, we believe, has also led to great exposure of the benefits of our product to our target market.  We expect KibbeChem to begin commercially marketing the product sometime in 2013.  While we are in the process of quantifying the potential market opportunity for this products but we expect the opportunity to be meaningful as the light weighting of plastic parts gains more traction.

Functional Filler and Additives

High-performance functional fillers and additives for polymers are generally defined as particulates, which are introduced into a polymer matrix to enhance or create specific properties in an end product.  Traditionally, fillers, such as talc, kaolin, silica and glass fibers have been loaded into polymer matrices to reduce costs by partially replacing more expensive resin.  Functional fillers and additives are now used to improve mechanical properties such as impact resistance, tensile strength, modulus, elongation at break and toughness, improve electrical properties, improve rheology, melt flow and viscosity, reduce weight and decrease permeability within plastics.

The factors driving the increased utilization of functional fillers and additives in plastics include, but are not limited to, the need for greater mechanical properties in high performance applications, the adoption of increasingly stringent environmental and safety legislation, the demand for lighter engineered plastic components, and the development of surface modifiers, allowing for the utilization of a wider array of materials as fillers and additives.  The global market for functional fillers is expected to grow to close to $20 billion by 2015.

The four primary mechanical properties polymer manufacturers frequently look to enhance are strength, modulus, impact resistance and elongation to break.  Traditional reinforcing fillers are unable to improve all four mechanical properties simultaneously.  Historically, a manufacturer looking to realize an increase in strength and modulus would have to sacrifice impact resistance and elongation to break and vice versa.  Our Dragonite-XR and Dragonite-HP, for certain polymer types, can actually reinforce strength and modulus without impairing (and sometimes improving) impact resistance and elongation to break.  It is the unique morphology, high surface area, and easy dispersibility of our halloysite clay that allows Dragonite to eliminate the trade-off problem associated with the improvement of mechanical properties in polymer composites.  Application areas where we have experienced accelerated product development utilizing our Dragonite products as a functional filler include acrylic and epoxy adhesives.

Cosmetics

Dragonite’s tubular morphology is uniquely suited for an array of cosmetic applications.  Dragonite has been shown to be capable of functioning as a non-irritating carrier and release mechanism of cosmetic ingredients for a long lasting application.  Additionally, the adsorptive nature of the Dragonite clay serves as an effective hypoallergenic skin cleanser capable of removing unwanted toxins and oils from the skin without the need for harsh chemicals.  Dragonite is also capable of exfoliating the skin.  We are exploring the development of a brand of cosmetics in partnership with an established cosmetics products company.  Negotiations with respect to this brand development partnership are in the early stages and may not result in the execution of a commercial agreement.

Hydraulic Fracturing Proppants

A proppant is a material that keeps an induced hydraulic fracture open, during or following a fracturing treatment, while the fracking fluid itself varies in composition depending on the type of fracturing used, and can be gel, foam or slickwater-based.  Drillers seeking to pull more oil and gas from hard rock deposits have been fracking since the 1950s, but in the last decade advancements in horizontal drilling techniques have resulted in a significant increase in fracking activity worldwide.  The unique chemical and morphological characteristics of our underground and tailing pile clay resources have led us to explore the development of a ceramic-based hydraulic fracturing proppant utilizing this material.  The size of the ceramic proppant market in 2011 was approximately $1.4 billion and is expected to grow aggressively as fracking, particularly for shale oil & gas, increases.  Utah, alone, hosts four of the U.S.’s 100 largest oil fields and two of the nations 100 largest gas fields.  In May of 2012 the U.S. approved the drilling of more than 3,600 natural gas wells in Southeast Utah.  The U.S. represents approximately 80% of the ceramic proppant market.  To enter the ceramic proppant market we would either have to develop our own manufacturing facility or supply our material to an existing proppant manufacturer.  We are assessing each strategy.

Controlled Release Carriers

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

Environmental Remediation

Dragonite, due to its high selectivity of toxic compounds, high porosity, high surface area, fine particle size, fast adsorption rate and high absorption capacity, acts as an effective sorbent in environmental remediation and emissions capture. Dragonite can be utilized to facilitate the remediation of environments polluted with oil, PCB’s, toluene, phenols, methylene blue, chromium-6, ammonium, heavy and alkali metals, and uranium.  In a deepwater environment, Dragonite performs as an effective sieve to sequester pollutants released from a variety of sources such as oil spills, power plant and mine site run-off. Dragonite also works as a hydrocarbon remediation material through its ability to adsorb, de-emulsify and disperse micro-droplets of oil.

Agriculture

Dragonite provides a natural, environmentally friendly solution for a more direct and efficient delivery method of often-toxic agricultural agents.  Utilizing the inner lumen of the clay as a natural reservoir, Dragonite is able to load, store, and control the release of a range of agents in a uniform manner, which, in turn, allows a lower loading of a substance, such as pesticide or herbicide, to be as effective as a higher loading delivered in a more traditional manner.  Dragonite release rates can be controlled to match the duration of a growth or reproductive cycle, resulting in a reduction of the frequency of applications of an agent. Potential uses include the following: pesticides, fertilizers, insecticides, fungicides, herbicides, nutrients, and growth stimulants.

Catalysts and Molecular Sieves

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

Dragonite is proven to be an effective catalyst and catalyst support for the hydrotreatment and hydrodemetalation of hydrocarbonaceous feedstocks.  The clay’s unique tubular morphology, pore size, thermal stability, and high surface area have been shown to be effective for removing impurities such as metals, sulfur, nitrogen, and asphaltenes.  Halloysite from the Dragon Mine was previously dedicated strictly to this application, successfully supplying the market over 1.1 million tons of material.  Certain results of our drilling program demonstrate that we can produce commercial-scale quantities of clay from the Dragon Mine that meet the purity requirements of catalyst applications.

Natural Iron Oxide Pigments

Natural iron oxide pigments are formed from one or more ferrous oxides (magnetite, hematite, goethite, and lepidocrocite) and certain impurities such as clay, manganese or other organics. Natural iron oxides have unique properties that are used for the pigmentation of paints, wood and paper stains, linoleum, oilcloth, mortar, plaster, rubber, and brick.   In 2011 about 57% of natural and synthetic iron oxide pigments were used in concrete and other construction materials, 29% in coatings and paints, 6% in foundry uses, and about 2% each in industrial chemicals, animal food, magnetic tape and ink, and other uses.  The majority of the mining and processing of natural iron oxide pigments is done in the United States.   Iron oxide pigments can be synthesized through a series of chemical reactions.

According to a 2012 from United States Geological Surveys Group (USGS), the United States consumed 200,000 metric tons of Iron Oxide Pigments in 2011.  Of the 200,000 metric tons consumed, the US was a net importer of 160,000 metric tons with an average price of $1,470.00 per metric ton.  Applied Minerals believes the characteristics of its iron oxide resource positions the Company as a low-cost producer of high quality natural pigments capable of competing effectively in the domestic market.  We are currently having our iron oxide evaluated as a pigment by a couple of large building product manufacturers.  Additionally, we are marketing our iron oxide to the PVC industry as a smoke suppressant additive and to the environmental remediation industry as a water purification treatment.

PRODUCTION FACILITIES

Currently, the Company has a dry-process facility at its Dragon Mine property with which it is able to process the material from the underground areas of the Dragon Mine.  Additionally, the Company has a tolling agreement with KaMin Performance Minerals, LLC, utilizing a wet process technology, to process both underground material and the material from the waste piles.  The dry-process facility at the Dragon Mine includes, but is not limited to, a KDS Micronex, an air-powered jet mill, a dust capture system and a bagging system.

In December, 2011 we announced that we would be investing in a plant expansion to both increase our production capacity and enhance our ability to optimize our products for a wider range of end markets. In 2012 we commissioned Hosokawa Alpine ("Hosokawa"), a leading developer and manufacturer of turnkey industrial minerals processing systems, to assist with the engineering and development of our new plant. The complete cost of the plant expansion will cost approximately $3.0 million and will provide us approximately 45,000 tons of annual production capacity.  The new plant will significantly assist us in meeting our commercialization objectives.   Ground was broken for the facility in June, 2012 and the facility is expected to be completed by April, 2013.  Once construction of the new facility is complete, the facility originally used to process our halloysite clay will be used to process our iron ore resource.  We expect our iron ore processing capacity to approximately 10,000 annually.

COMPETITION

Currently there are no entities competing with us with respect to the sale of halloysite-based products to our target markets.  To penetrate some of our target markets we face significant competition as we compete against non-halloysite solutions sold by larger, more established companies.  If we are successful in penetrating our target markets, we may face competition from operators of halloysite clay deposits in other locations around the world.  We believe that our Dragon Mine property is one of only two commercial-sized halloysite deposits in the world.  The other deposit is owned by Imerys, a global provider of mineral-based solutions.  The Imerys property is located in Matauri Bay, New Zealand and supplies its halloysite production to the tableware and technical ceramic markets.  It is our understanding that, at the current time, Imerys is not intending to compete with us in our target markets.  Given the level of purity of the Imerys of halloysite property, we believe the costs needed to beneficiate its halloysite resource may limit the economic viability of pursuing the markets we are. There are other smaller deposits of halloysite in the U.S and other parts of the world, including one adjacent to the Dragon Mine property.  Whether halloysite from any of these deposits will compete with our halloysite-based products, or the extent to which they can compete, is not known to us.

There is significant competition within the iron oxide pigment market.  We expect to compete with companies that are much larger and better capitalized than we are.  There is very little product differentiation within the iron oxide pigment market with competition focused primarily on price.  We do believe, given the relatively high purity and low cost of production of our resource, we will be able to compete within this market.

THE DRAGON MINE

Background

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

Formation of the Dragon Mine property is attributed to the alteration of fine clay sediments that accumulated on what was then a shallow sea floor over 600 million years ago.  From 1949 through 1976, Filtrol Corporation operated the Dragon Mine on a contracted basis for the property’s owner, a subsidiary of Anaconda Mining Company.  The clay mined and processed from the property during that time was used primarily as a carrier for catalysts used in the petroleum cracking process.

According to certain mining-related records, Filtrol mined approximately 1.35 million tons of clay from the Dragon Mine.  The mine was idle from 1977 until it was leased by the Company beginning in 2001.  The Company eventually purchased a 100% interest in the property in 2005 for $500,000 in cash.   Currently, the Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine.   The current management of the Company engaged consulting geologist, Ian Wilson, Ph.D., to supervise an extensive drilling program at the property.  Dr. Wilson has explored underground areas of the Dragon Mine including, but not limited to, workings developed by prior operators along with an area of the property that had previously remained unexplored.  Dr. Wilson continues to supervise our drilling program and classify the mineralization of the Dragon Mine property, which is essential to the successful commercialization of the mine’s deposit.  Dr. Wilson is a member of iom3 (Institute of Materials, Minerals and Mining of the UK).

As of the date of this report, an above-ground area covering approximately 11.5 of the Dragon Mine’s approximate 230 acres have been explored and is being mined.  The extraction of material from certain targeted areas of this resource is in progress.  Additional areas may be explored in the future.

The Company applied for and was granted a large mining permit in early 2011 for which it posted a required surety bond in May 2011.    The Company explores underground and mines its clay mineral utilizing traditional methods and equipment and expends the necessary resources to maintain Mining Heath and Safety Act (MSHA) compliance.  From our drilling activity we have sampled certain cores by engaging a leading UK-based geological consulting organization to identify the chemical composition of our mineral and classify its purity levels, the results of which are used, in part, to map our property.  All quality control and quality assurance protocols utilized as part of our exploration program have been developed by this third-party organization.  Analytical equipment used to classify the mineral mined at the mine includes, but is not limited to, a Scanning Electron Microscope (SEM), and XRD and XRF machines.

The Dragon Mine property also contains five tailing piles comprised of material, which, in our opinion, can be processed to create a saleable product.  The piles are the result of prior mining operations that took place between 1949 and 1976.   The clay mined during that period was used in a petroleum-cracking catalyst application.  For that application the clay mined had to contain no more than 2% of an iron oxide impurity.  Any clay, which exceeded such limit, and some non-clay material was discarded into the piles.  To date, Applied Minerals has preliminarily characterized the chemistry and mineralogy of the surface piles and has developed a processing system to separate the clay from the non-clay material.  The Company has identified a number of application areas including, but not limited to, ceramic proppants on which it is focusing the development of its waste pile material.

The Company has spent significant resources on the exploration of its Dragon Mine property.  The results of an extensive drilling program supervised by the Company’s consulting geologist has identified what is believed to be a sufficient amount of clay material, both underground and on the surface of the property, to support a commercial operation.  The clay mineral identified at the Dragon Mine has been classified by level of purity.  The Company will not be able to refer to the mineral found in its Dragon Mine property as a “reserve” until it can demonstrate the deposit is economically viable.  As the Company continues to sell its halloysite clay products into existing and developing markets, it will revisit the possibility of classifying its clay deposit as a reserve.

Currently, the property is without known reserves and our drilling program has been exploratory in nature.   The halloysite clay held in inventory has been used to supply certain customers and provide samples to potential customers at different stages of product development utilizing our material.  We are in the process of mining and storing iron ore present on our property while we determine the best way to monetize the mineral.

Initial Drilling Program

We completed our initial exploration program in 2010.   A description of the program is as follows:

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

•
The Dragon Pit area of the property, drilled in 2009 and 2010, includes 36 boreholes totaling 5,914 ft and covering an area of 4.95 acres. The area is mainly iron ore and some altered monzanite on the periphery.   Occurrences of halloysite are adjacent to the iron ore;

•	Over 500 samples of borehole material were tested to determine mineralogy, particularly for halloysite, kaolinite, illite‐smectite levels and other properties;
•
Five tailing piles, the product of previous clay mining activity, were drilled.  The waste piles cover 34.2 acres.  Following a detailed trenching campaign on the waste piles, fifty-two boreholes were drilled totaling 1,986 ft. The whole rock evaluation included chemical testing by XRF of 216 samples with 69 of these samples tested for their mineralogy by XRD.  To determine clay content, samples were processed to <45 μm and <5μm fractions and 185 samples were tested for their mineralogy by XRD and 133 samples for their chemistry by XRF;

•
An analysis of 34 borehole samples in the Western Mine contained, on average, 94.8% iron oxide with the balance being predominantly halloysite. This iron oxide from this part of the mine is predominantly hematite, which is typically used to produce red- and black-colored pigments, and goethite, which is typically used to produce brown-, yellow-, orange- and ocher- colored pigments.

•
An analysis of 23 bore hole samples in the Dragon Mine contained on average 94.4% iron oxide.  This ore is predominantly goethite and amorphous oxide (and a lower amount of hematite with the balance in predominantly halloysite).  We have determined that the quality of our in-situ iron oxide resource, as well as finished products, meets ASTM D3722.  This globally accepted specification covers dry and wet ground naturally occurring iron oxide; dry and wet ground calcined naturally occurring iron oxide: and mixtures of these with synthetic iron oxides. These pigments are suitable for use in paints, coatings, and many other applications.

•	A detailed evaluation of surface samples, from which some halloysite is now being mined from the open pit, was carried out.

From the above program, we believe we have identified the presence of enough halloysite and iron ore at the Dragon Mine to move forward with a commercialization of each mineral.

Porphyry Mineralization

Whether such a porphyry exists, the location of such a porphyry, whether any deposits related to any such porphyry are located on our property and whether any such deposits would be of commercial grade or could be economically extracted is not known.  If there is a porphyry, it is likely to be located at least 2,000 – 3,000 feet under the surface and could be accessed only through a large open pit mine (so that we could not access it on our property by means of an open pit mine confined to our property).  It is estimated that if there is a commercial grade mineralization that could be economically extracted, a large mining company would have to acquire sufficient land for a large open pit mine, expend billions in preparation for mining and it is estimated that it would be at least 15 or 20 years before mining could begin.  Currently, the Company is conducting a drilling program to determine the existence of a porphyry style mineralization.

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

Our exploration expenses for the twelve months ending December 31, 2012, 2011 and 2010 were $3,542,977, $2,675,017, and  $2,149,299, respectively, on the halloysite clay project.   Since January 1, 2009, the date on which the Company’s current exploration program of the Dragon Mine began, approximately $9.6 million has been expended on exploration-related activities.  We expect our exploration costs for both the fiscal years ended December 31, 2013 and 2014 to approximate the exploration costs incurred during the fiscal year ended December 31, 2012.  At this moment we are unable to identify the total costs that will be incurred to complete the exploration of the 230-acre Dragon Mine property.

Further Exploratory Drilling

During 2012 we purchased a deep drill rig in preparation for the commencement of an exploratory drilling program in early 2013.  The purpose of the program is to (i) explore the possibility of expanding the Company’s clay and iron resources and (ii) determine whether a porphyry mineralization exists at the property.  Drilling commenced in January 2013.

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

We believe the physical plant and equipment utilized at the Dragon Mine are in satisfactory condition to continue our current mining activity.  The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs.  Currently, our physical plant includes, but is not limited to, a processing mill, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground.  Our mining equipment includes, but is not limited to, a road header, an underground drill, a deep drill, a Scooptrams, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground.  There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own.  The Company uses diesel fuel as it primary source of power and has water transported to the property from an external source.  The property has sufficient access roads to enable the transportation of materials and products

RESEARCH & DEVELOPMENT

The Company’s research and developments efforts are focused on the continued creation of commercial applications based on the unique morphological and chemical characteristics of the Dragon Mine’s halloysite resource.  We utilize a number of employees and consultants who have expertise in controlled release technologies, advanced material development, and polymer engineering.

Our expert employees include:

•
Chris DeArmitt, Ph.D., Chief Technology Officer.  Dr. DeArmitt is expert in plastics, functional fillers and additives.  His experience spans all facets of the value chain, having served in senior-level positions in areas including R&D, product development, and marketing during his tenures at Electrolux (OEM), BASF (plastics & additives manufacturer) and Hybrid Plastics (specialty additives producer).

•
Elshad Abdullayev, Ph.D, Senior R&D Manager, is expert in the synthesis and characterization of polymers and composites.  He is senior R&D manager in charge of quality control of commercially produced halloysite as well as new product development. Mr. Abdullayev will have a new, sophisticated laboratory located at the Dragon Mine in which to perform quality control measures and research and development work.

Our expert consultants include:

•
Ian Wilson, Ph.D., Consulting Geologist.  Dr. Wilson has supervised our drilling program and wrote the JORC-compliant resource study referred to above.  Dr. Wilson is a member of iom3 (Institute of Materials, Minerals and Mining of the UK). From 1974 to 2001 he worked with English China Clays/Imerys mainly as a geologist and with management roles in Brazil, Spain, Sweden and China. Since his retirement in 2001, he has worked as an independent consultant dealing with many industrial minerals including halloysite.

•
Steve Hillier, Ph.D., James Hutton Institute (Scotland, UK).  He analyzes the mineralogical characteristics of the Dragon Mine deposit.  Dr. Hillier works closely with Dr. Wilson to characterize our property.  Dr. Hillier’s research interests revolve around a mixture of clay, soil and environmental mineralogy.

•
Amit Dharia, Ph.D., Transmit Technology Group, LLC (“TTG”).  Dr. Dharia provides the Company contract research and development, testing, technical marketing and consulting services. Dr. Dharia also advises us with regard to our pursuit of opportunities within the polymer composite market and acts as an agent with respect to the sale of Dragonite into customer applications, which he plays a role in developing.

•
Yash Khanna, Ph.D, Innoplast Solutions.  Dr. Khanna has over 34 years of highly diversified experience within the plastics industry focused primarily on new product development and marketing.  Dr. Khanna is consulting us on the development, commercialization and marketing of polymer-based applications that utilize our halloysite clay to enhance performance.  Dr. Khanna is also acting as an agent with respect to the sale of Dragonite into customer applications, which he plays a role in developing.

TRADEMARKS & PATENTS

We have trademarked the name Dragonite.  We believe this trademark is important to the successful marketing of our product offering.  Additionally we filed a Provisional Application for Patent in October, 2010 related to the use of nucleating agents in polyethylenes.  If the application is granted we believe it could be important, but not mecessary, to the commercial progress of the Company.

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

The EPA has stated that it is developing a test rule under the Toxic Substances Control Act (TSCA) to require manufacturers (which would include the Company) of certain nanoscale materials including kaolin, halloysite, and alumina (which is present in the clays mined by the company) to conduct testing for health effects, ecological effects, and environmental fate, as well as provide material characterization data.  The impact of such a rule on the Company cannot be determined at this time.  It seems clear, however, that if the results of the testing of particular nanomaterials indicate adverse health, ecological, or environmental effects, the EPA may seek to regulate those nanomaterials more extensively.  Such regulation could include, among other things, limiting the uses of the nanoscale materials; requiring the use of personal protective equipment, such as impervious gloves and NIOSH approved respirators, and limiting environmental releases.  The EPA is developing a SNUR for nanoscale materials under TSCA.

EMPLOYEES

As of December 31, 2012, Applied Minerals, Inc. and its subsidiary had 27 employees.  None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we considered our labor relations to be excellent.

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

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

For the year ended December 31, 2012 and 2011, the Company sustained losses from continuing operations of $9,732,399 and $7,424,544, respectively, and at December 31, 2012 and 2011, the Company had accumulated deficits of $48,758,446 and $39,026,047, respectively, in addition to limited cash and unprofitable operations.

NO SIGNIFICANT REVENUE HAS BEEN GENERATED FROM THE SALE OF HALLOYSITE CLAY
Since January 1, 2009, the Company has sold only $258,694 of clay and no iron oxides or mineralization from the waste piles and there is no assurance that it will sell significant amounts of any of these resources or sell sufficient amounts with sufficient profit margins to be profitable.

WE HAVE EXPERIENCED CONTINUED, ANNUAL OPERATING LOSSES SINCE SEPTEMBER 1997.
We have experienced annual operating losses since our reactivation in September 1997.  We cannot assure that products can be successfully marketed to an extent that we will ever achieve significant revenues or profit margins or ever be profitable.

ADEQUATE FUNDING OF OPERATIONS
The Company has had to rely mainly on cash flow generated from the sale of stock and convertible debt to fund its operations.  If the Company is unable to fund its operations through the commercialization of its minerals at the Dragon Mine, it may have to file bankruptcy, as there is no assurance of the foregoing.

INCREASED OPERATING COSTS COULD AFFECT OUR PROFITABILITY
Costs at our mining location are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Commodity costs are, at times, subject to volatile price movements, including increases that could make production less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in sustaining existing operations. Costs associated with capital expenditures have escalated on an industry-wide basis over the last several years, as a result of factors beyond our control, including the prices of commodities and labor. Increased costs for capital expenditures may have an adverse effect on the profitability of existing operations and economic returns anticipated from new projects.

THE COMPANY’S SUCCESS IS DEPENDENT ON THE MARKETING OF NEW APPLICATIONS
The applications for which we are marketing the halloysite-based products are essentially new and would require manufacturers to change their formulas and/or manufacturing processes.  Moreover, the process of getting manufacturers to use our halloysite-based products can take a considerable amount of time. There is no assurance that a sufficient number of manufacturers will be willing to use our halloysite-based products in sufficient quantities so that we can be profitable or that they will do so in a reasonable amount of time.

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

THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO COMMERCIALIZE OUR IRON OXIDE RESOURCES OR WASTE PILES
The Company intends to commercialize its iron oxides resources for use as pigments and/or water purifers.  It also intends to commercialize its waste piles, although the uses to which they would be put have not been determined at this time.  There is no assurance that the iron oxide or waste piles will be successfully commercialized or when.

THE COMPANY’S SUCCESS DEPENDS ON THE COMMITTED SERVICE AND AVAILABILITY OF KEY PERSONNEL
Andre Zeitoun is the  President and CEO of Applied Minerals, Inc.  Mr. Zeitoun has played a critical role in leading the effort to commercialize our halloysite-based products, iron oxides and waste piles. If the Company loses the service of Mr. Zeitoun, there is no assurance that the Company would be able to attract and retain a qualified replacement.

THE COMPANY’S SUCCESS DEPENDS, IN PART, ON ITS ABILITY TO MAINTAIN RELATIONSHIPS WITH CONSULTANTS WHO ASSIST US WITH THE RESEARCH AND DEVELOPMENT OF OUR PRODUCTS.
We currently engage a number of consultants who have assisted us with the research and development of our products.   If we are unable to continue to identify and maintain relationships with consultants who are familiar with the mineralization at the Dragon Mine property and have expertise in the application areas for which we plan to develop products, our ability to successfully commercialize the Dragon Mine property will be impaired.

WE RELY ON CONTRACTORS TO CONDUCT A PORTION OF OUR OPERATIONS AND CONSTRUCTION PROJECTS

A portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	negotiating agreements with contractors on acceptable terms;

•	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

•	reduced control over those aspects of operations which are the responsibility of the contractor;

•	failure of a contractor to perform under its agreement;

•	interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

•	problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

ESTIMATES RELATING TO NEW DEVELOPMENT PROJECTS ARE UNCERTAIN AND WE MAY INCUR HIGHER COSTS AND LOWER ECONOMIC RETURNS THAN ESTIMATED
Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up.

Our decision to develop a project is typically based on the results of internal studies and expertise. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	Higher input commodity and labor costs;

•	The quality of the data on which engineering assumptions were made;

•	Adverse geotechnical conditions;

•	Availability of adequate and skilled labor force and supply and cost of water and power;

•	Fluctuations in inflation and currency exchange rates;

•	Availability and terms of financing;

•	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;

•	Changes in tax laws;

•	Weather or severe climate impacts; and

•	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages.

WE MAY EXPERIENCE INCREASED COSTS OR LOSSES RESULTING FROM THE HAZARDS AND UNCERTAINTIES ASSOCIATED WITH MINING

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

•
Industrial accidents, including in connection with the operation of mining transportation equipment and accidents associated with the preparation and ignition of large-scale blasting operations, milling equipment and conveyor systems;

•	Underground fires or floods;

•	Unexpected geological formations or conditions (whether in mineral or gaseous form);

•	Ground and water conditions;

•	Fall-of-ground accidents in underground operations;

•	Failure of mining pit slopes and tailings dam walls;

•	Seismic activity; and

•	Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions.

The occurrence of one or more of these events in connection with our exploration activities and development and production of mining operations may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.

THE OCCURRENCE OF EVENTS FOR WHICH WE ARE NOT INSURED MAY AFFECT OUR CASH FLOW AND OVERALL PROFITABILITY

We maintain insurance policies that mitigate against certain risks related to our operations. This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Occurrence of events for which we are not insured may affect our results of operations and financial position.

COMPETITION

If we are successful, we may face competition from halloysite-mined from other deposits. The deposits were formed under a variety of geological conditions of hydrothermal alteration and weathering.  As a result, the nature and extent of impurities, the length of the tube, thickness of the walls, the size of the pore or lumen can all vary.  There are many other deposits of halloysite around the world and in the U.S, including one adjacent to the Dragon Mine property.  Whether halloysite from any of these deposits will compete with our halloysite-based products, or the extent to which they can compete, is not known to us.  Competition could adversely affect our margins.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

PRINCIPAL OFFICE

The corporate office is located at 110 Greene Street, Suite 1101, New York, N.Y., 10012.  We also rent office space at 630 East Mullan Avenue #H, Osburn, Idaho 83849, which we intend to close down in 2013.

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

The Dragon Mine is a halloysite clay and iron oxide replacement body developed along the Sunbeam-Dragon Fissure Zone, a 150m wide, N-NE trending structure, which lies on the contact between the Silver City Monzonite and the Ajax Dolomite. Alteration minerals include halloysite , kaolinite , alunite, illite , montmorillonite , nontronite; calcite and dolomite, with minor jarosite, pyrite, gypsum, and gibbsite.

The Dragon Mine has deposits of three types of clay  --  halloysite, kaolinite, and illite/ smectite.  Halloysite and kaolinite are members of the same clay group and are chemically identical, but different in shape (kaolinite is shaped like a plate while halloysite is tubular).  Smectite and illite are different groups of clay.  The smectite group includes dioctahedral smectites such as montmorillonite  and trioctahedral smectites.  The illite group includes clay-micas.  The smectites and illites appear in a mixed layer because over time scmectite can be transformed into illite.

The Dragon Mine also has deposits of iron oxide consisting of goethite, hematite, and amorphous iron oxide.

In connection with the mining operations from the 1940s to the 1970s, Filtrol segregated mined material with insufficient amounts of halloysite or too much iron oxide for use a petroleum cracking catalyst and deposited such material on the premises of the Dragon Mine site creating five large waste piles.  The piles have varying amounts of different clays and iron oxides. Some of these materials may be able to be extracted, processed and used, but the Company has no current plans to do so in the foreseeable future.

In 2011, the Company obtained a resource study prepared in accordance with the JORC Code used by the Australian Stock Exchange.  The report deals with deposits of clay, including halloysite, and iron oxide as well as the waste piles.   The resource study does not comply with the requirements of the Industry Guide 7 of the Securities and Exchange Commission.  Industry Guide 7 and staff interpretations thereof require reporting of minerals reserves and the minimum conditions that must be satisfied before a mineral deposit can be considered a reserve.  Resources determined under the JORC Code do not satisfy the minimum conditions of Industry Guide 7 for classification as reserves.  There can be significant differences between  mineral tonnages reported under the JORC Code and Industry Guide 7.

The Dragon Mine is located in the area of what is known as the Southwest  Tintic porphyry copper system, which has been characterized as large and subeconomic.  Major companies  are in the process of exploring for economic deposits.  The Company is drilling one hole about 2,500 feet deep in search of an economic copper porphyry deposit and will have the core samples analyzed.

We offer the following cautionary statements. Whether such a porphyry exists, the location of such a porphyry, whether any deposits related to any such porphyry are located on our property and whether any such deposits would be of commercial grade or could be economically extracted is not known.  If there is a porphyry, it is likely to be located at least 2000 feet under the surface and could be accessed only through a large open pit mine that would require the land many times the size of our property (so that we could not access it on our property by means of an open pit mine confined to our property).  It is estimated that if there is a commercial grade mineralization that could be economically extracted, a large mining company would have to acquire sufficient land for a large open pit mine, expend billions in preparation for mining and it is estimated that it would be at least 15 or 20 years before mining could begin.  Any such open pit mine could face significant environmental huddles since it would require the destruction of a portion of the Tintic mountains.

Shoshone County, ID

We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, including the Atlas Mine, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. The Company permanently discontinued its contract mining operations at the Atlas Mine as of December 31, 2008. The Company identified assets attributed to the discontinued operation that were being held for sale in the amount of $445,180 as of June 30, 2012 and December 31, 2011.  During the third quarter of 2012, after unsuccessfully marketing the mine for sale, the Company reclassified this asset from held for sale to land and mining property as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources.

ITEM 3.                      LEGAL PROCEEDINGS

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.  Currently, we have no lawsuits, claims, proceedings and investigations pending involving us.

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

	Year 2012		Year 2011
	High	Low	High	Low
First Quarter	$1.65	$1.19	$0.83	$0.71
Second Quarter	$1.89	$1.35	$1.78	$0.82
Third Quarter	$1.41	$1.21	$2.10	$1.30
Fourth Quarter	$1.73	$1.38	$1.70	$1.07

Record Holders
As of December 31, 2012, there were approximately 1,151 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends
Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock.  We have no current plans to declare dividends and we are not subject to any restrictions or limitations relating to the declaration or payment of dividends other than those imposed by state corporate laws applicable to corporations generally.

Equity Compensation Plans

On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan ("STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based under Code Section 162(m).  8,900,000  shares are authorized for issuance under the LTIP.  The STIP does not refer to a particular number of shares, but would use the shares authorized in the LTIP for issuance under the STIP.  The CEO, the CFO, named executive officers, and directors, among others, are eligible to participate in the LTIP and STIP.  Prior to the adoption of the LTIP and STIP, stock options were granted under individual arrangements between the Company and the grantees.

Equity Compensation Information
As of December 31, 2012

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,077,059	$1.66 -	5,822,941

Equity compensation plans
not approved by security holders	18,583,341	$1.19	-0-

Total	21,660,400	$1.26

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG APPLIED MINERALS, INC.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Applied Minerals, Inc.	$100	$19	$73	$100	$159	$193
iShares Russell Microcap ® Index ETF	$100	$61	$74	$95	$85	$99
S&P Metals & Mining Index ETF	$100	$39	$72	$96	$69	$63

* Cumulative return assumes a $100 investment of each respective security at December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2012	2011	2010	2009	2008
Revenue	$165.7	$93.0	$0	$0	$0
Loss from continuing operations	$(9,732.4)	$(7,424.5)	$(4,891.5)	$(6,701.5)	$(6,215.7)
Net loss	$(9,732.4)	$(7,430.3)	$(4,767.7)	$(6,766.2)	$(5,420.4)
Loss from continuing operations - basic	$(0.11)	$(0.10)	$(0.07)	$(0.11)	$(0.11)
Net loss - basic	$(0.11)	$(0.10)	$(0.07)	$(0.11)	$(0.10)
Loss from continuing operations - diluted	$(0.11)	$(0.10)	$(0.07)	$(0.11)	$(0.11)
Net loss - diluted	$(0.11)	$(0.10)	$(0.07)	$(0.11)	$(0.10)
Cash and equivalents	$3,356.1	$10,170.5	$1,642.3	$1,584.9	$903.0
Total assets	$7,818.5	$12,874.8	$4,215.1	$4,005.3	$4,506.1
Long-term liabilities	$2,129.4	$3,452.8	$5,055.0	$2,257.3	$1,357.9
Shareholders’ equity (deficit)	$3,966.2	$8,828.4	$(1,561.3)	$310.6	$2,197.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Applied Minerals, Inc. (the “Company”) is a leading global producer of Halloysite Clay. Vertically integrated from Mine to Market, our niche focus and in-depth application knowledge allow us to offer our customers commercially consistent product grades, specifically tailored to achieve enhanced performance objectives.  Our key strategy is to further commercialize the halloysite, iron ore and other products on our minesite while investing in our mining facility resources, including personnel, plant and equipment.  See Business section above for further details on strategy and recent developments.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and in revenues and expenses during the reporting period.  In these consolidated financial statements, the warrant derivative liability, stock compensation and impairment of long-lived assets involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase.  The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.  The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

Property and Equipment
Property and equipment are carried at cost.  Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated
Useful Life
Building and Building Improvements	20 – 40 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

Fair Value
Dsiclosures and measurements of fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability, when applicable, in an orderly transaction between market participants at the measurement date (exit price). For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in the applicable valuation techniques into the following three levels:

Level 1 – quoted prices in active markets for identical assets and liabilities
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 –significant unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2012 and 2011 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

Revenue Recognition
Revenue includes sales for halloysite and is recognized when title passes to the buyer and when collectability is reasonably assured.  Title passes to the buyer based on terms of the sales contract.  Product pricing is determined based on related contractual arrangements with the Company’s customers.

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized development costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

Through December 31, 2012 all costs associated with prospecting and exploration of the Company's mines have been deemed to have indeterminable recoverability and therefore have been expensed.

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders.  Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors.  We determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations- 2012 COMPARED TO 2011

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2012	% of Rev.	2011	% of Rev.	Amount	%

REVENUES	$165,742	100%	$92,952	100%	72,790	78%

OPERATING (INCOME) EXPENSES:
Production costs	103,238	62%	80,578	87%	22,660	28%
Exploration costs	3,542,977	2138%	2,675,017	2878%	867,960	32%
General and administrative	6,541,043	3946%	4,256,859	4580%	2,284,184	54%
Depreciation expense	280,991	170%	248,605	267%	32,386	13%
Loss (gain) on impairment and disposition
of land and equipment	9,913	6%	(1,000)	(1%)	10,913	1091%
Total Operating Expenses	10,478,162	6322%	7,260,059	7811%	3,218,103	44%

Operating Loss	(10,312,420)	(6222%)	(7,167,107)	(7711%)	(3,145,313)	44%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization
of deferred financing cost and debt discount	(12,993)	(8%)	(533,447)	(574%)	520,454	98%
Gain on revaluation of warrants derivative	630,000	380%	225,000	242%	405,000	180%
Loss on revaluation of stock awards	(27,000)	(16%)	(47,000)	(51%)	20,000	43%
Other income (expense)	(9,986)	(6%)	98,010	105%	(107,996)	(110%)
Total Other Income (Expense)	580,021	350%	(257,437)	(277%)	837,458	325%

Loss from continuing operations	(9,732,399)	(5872%)	(7,424,544)	(7988%)	(2,307,855)	(31%)

Loss from discontinued operations	--	0%	(5,772)	(6%)	5,772	100%

Net loss	(9,732,399)	(5872%)	(7,430,316)	(7994%)	(2,302,083)	(31%)

Net loss attributable to the non-controlling interest	--	0%	(52,320)	(56%)	52,320	100%

Net Loss attributable to Applied Minerals	$(9,732,399)	(5872%)	$(7,482,636)	(8050%)	(2,249,763)	(30%)

Revenue for 2012 was $165,742, compared to $92,952 generated during the same period in 2011.  The Company originated and increased sales of its Dragonite ™ product to select customers for use as a reinforcing additive for certain plastic applications in the past year. We are in various stages of product development, ongoing trials and building our stockpile levels.  In 2012, we were approved as vendors for approximately 23 potential customers, which we believe can materialize into future business.

Total operating expenses for 2012 were $10,478,162 compared to $7,260,059 of expenses incurred during 2011, an increase of $3,218,103 or 44%.  The increase was due primarily to a $867,960, or 32%, increase in exploration costs, and a $2,284,184, or 54%, increase in general and administrative expense.

Exploration costs incurred during 2012 were $3,542,977 compared to $2,675,017 of costs incurred during the same period in 2011, an increase of $867,960 or 32%.  The majority of our exploration costs during the respective periods were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related, primarily, to management’s decision to further expand its drilling and testing program, both for clay and iron ore, to additional areas of the Dragon Mine property, the testing of which has indicated the presence of clay mineral and an iron ore deposit. The additional mining activity was also performed to prepare for potential client visits and to break ground on a more innovative and efficient mining facility with more cutting-edge technology. The Company has invested in its minesite as it continues its commercialization and research efforts.  See Property, Plant and Equipment schedule in the Liquidity and Capital Resources section below for further details.  The primary drivers of the increase in exploration costs included a $332,712, or 46%, increase in employee wages primarily due to an increase in the number of miners from 15 to 20 and additional overtime required for the additional mining activity described above; the incurrence of $153,227 of employee health insurance expense not incurred during the same period in 2011 as the health insurance plan was not previously offered; a $146,097, or 41% increase in geologist consulting and sample testing activity; a $99,052, or 97%, increase in materials and supplies due to the increase in drilling and development activity at the mine; and a $159,660, or 270%, increase in equipment rentals utilized for the new facility.

General and administrative expenses incurred during 2012 totaled $6,541,043 compared to $4,256,859 of expense incurred during the same period in 2011, an increase of $2,284,184 or 54%. The increase was driven primarily by performance bonus payments to key management totaling $1,150,000; a $111,705, or 5% increase, in expense related to the issuance of options to certain employees; a $267,395, or 89%, increase in wage expense due to the addition of a Chief Technology Officer, General Counsel and Chief Financial Officer; a $112,853 increase in travel and related expense due primarily to a change in the terms of the Management Agreement with Material Advisors, LLC- prior to 2012, under the Management Agreement, Material Advisors was required to pay all travel, entertainment, office and marketing expenses and all other ordinary and necessary business expenses incurred by the Material Advisors and the Management Personnel in connection with the performance of the Management Agreement (“Expenses”); the incurrence of $132,533 of additional rent expense related to the lease of the corporate office; a $111,942 increase in legal, audit and accounting service fees; and a $322,828 increase in consulting partially relating to financial and investment banking services.

Other Income increased by 837,458, or 325%.  About $500,000 of this variance was due to additional interest expense recorded in 2011 due to an increase in the average balance of our PIK Notes, which we converted into common stock in October 2011.  In addition, the Company also recorded an additional $405,000 gain on the revaluation of our warrant derivative liability in 2012 when compared to 2011.

Loss from continuing operations for 2012 was $9,732,399 compared to a loss of $7,424,544 incurred during the same period in 2011, an increase of $2,307,855 or 31%.  The increase in the Loss from Continuing Operations was due to a $3,218,103 increase in operating expenses, as described above, offset by a $837,458 increase in Other Income and a $72,790 increase in revenue, as described above.

RESULTS OF OPERATIONS- 2011 COMPARED TO 2010

	Years ended December 31, 2011 and 2010				Variance
	2011	% of Rev.	2010	% of Rev.	Amount	%

REVENUES	$92,952	100%	$-0-	0%	$92,952	0%

OPERATING (INCOME) EXPENSES:
Production costs	80,578	87%	-0-	0%	80,578	0%
Exploration costs	2,675,017	2878%	2,149,299	0%	525,718	24%
General and administrative	4,256,859	4580%	2,485,391	0%	1,771,468	71%
Depreciation expense	248,605	268%	162,859	0%	85,746	53%
Loss (gain) on impairment and disposition
of land and equipment	(1,000)	(1%)	9,967	0%	(10,967)	(110%)
Total Operating Expenses	7,260,059	7811%	4,807,516	0%	2,452,543	51%

Operating Loss	(7,167,107)	(7711%)	(4,807,516)	0%	(2,359,591)	49%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization
of deferred financing cost and debt discount	(533,447)	(574%)	(252,345)	0%	(281,102)	(111%)
Gain on revaluation of warrants derivative	225,000	242%	-0-	0%	225,000	0%
(Loss) on revaluation of stock awards	(47,000)	(51%)	(22,000)	0%	(25,000)	(114%)
Other income	98,010	105%	190,336	0%	(92,326)	(49%)
Total Other Income (Expense)	(257,437)	(277%)	(84,009)	0%	(173,428)	206%

Loss from continuing operations	(7,424,544)	7988%	(4,891,525)	0%	(2,533,019)	(52%)

Income (loss) from discontinued operations	(5,772)	6%	123,828	0%	(129,600)	(105%)

Net loss	(7,430,316)	(7994%)	(4,767,697)	0%	(2,662,619)	(56%)

Net loss attributable to the non-controlling interest	(52,320)	56%	-0-	0%	(52,320)	0%

Net Loss attributable to Applied Minerals	$(7,482,636)	8050%	$(4,767,697)	0%	$(2,714,939)	(57%)

Revenues in 2011 were $92,952 compared to $0 generated during the same period in 2010.  In 2011, we started commercialization of our Dragonite product to two customers who used it in polymer applications.

Total operating expenses for the years ending December 31, 2011 were $7,260,059 compared to $4,807,516 of expenses incurred during the same period in 2010, an increase of $2,452,543 or 51%.  The increase was due primarily to a $525,718 or 24% increase in exploration costs, and a $1,771,468 or 71% increase in general and administrative expense.

Exploration costs incurred during the year ended December 31, 2011 were $2,675,017 compared to $2,149,299 of costs incurred during the same period in 2010, an increase of $525,718 or 24%. The increase due primarily to a $299,700, or 51%, increase in safety, diesel, explosives, ground support expense, materials, and utilities expense due to an increase in drilling activity at the mine, a $294,800, or 71%, increase in wages due to an increase in both activity and rates paid to the Company’s mining staff, an $84,100, a $62,700, or 71.8%, increase in workers’ compensation expense due to the increase in payroll this period, the incurrence of $62,600 of employee health insurance costs that were not provided in 2010, and a $60,500, or 71.7%, increase in equipment maintenance expense related to the increase in the size of the Company’s fleet of mining equipment, all partially offset by a $285,800  decrease in professional consulting expense related to a general decline in exploration activity at the mine.

General and administrative expenses incurred during the year ended December 31, 2011 totaled $4,256,859 compared to $2,485,391 of expense incurred during the same period in 2010, an increase of $1,771,468 or 71%. This increase was driven primarily by a $1,839,100, or 494%, increase in non-cash compensation expense related to the issuance of options and warrants to certain employees and consultants during 2011, and a $167,800, or 90%, increase in corporate payroll due, primarily, to the hiring of a General Counsel, all partially offset by a $190,000, or 51%, decline in legal expense due to a decrease in the need for outside counsel related to the review of SEC filings, contract reviews and other legal-related matters, and a $20,000 decline in director-related expense.  During 2011 and 2010, the Company paid a management fee of $1.0 million to Material Advisors, LLC to provide the Company services customarily provided by senior management including, but not limited to, the services of the Chief Executive Officer.  Of the $1.0 million paid to Material Advisors, LLC, approximately $532,000 was spent on compensation and benefits for the managerial personnel provided to the Company and approximately $468,000 was spent on costs related to the business such as marketing, travel, entertainment, the renting and equipping of a corporate office in New York, N.Y., and the salary and benefits associated with providing the Company a Chief Financial Officer.

Other Expenses increased by 173,428, or 206%, including an increase in interest expense of approximately $139,600 due to an increase in the average balance of our PIK Notes, which we converted into common stock in October 2011, a $143,800 increase in amortization of deferred financing costs, the elimination of a $145,000 gain resulting from the forfeiture of a stock award in 2010, and a $232,100 decline in the gain on the settlement of certain debts, all partially offset by a $225,000 gain on the revaluation of warrants, the elimination of $292,200 of expense related to a legal settlement.

Loss from continuing operations for the year ended December 31, 2011 was $7,424,544 compared to a loss of $4,891,525 incurred during the same period in 2010, an increase of $2,533,019 or 52%.  The increase in the Loss from Continuing Operations was due to a $2,452,543 increase in operating expenses, a $173,428 increase in other expenses, primarily from an increase in interest expense, and a $92,952 increase in revenue, as described above.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through December 2012, our activities have been financed primarily through the sale of convertible debt and equity securities and direct sale to investors. During 2011, we raised $14,185,000 of cash proceeds through the sale of common stock.  During the fourth quarter of 2012, we received $1.6 million from a third party investor in return for shares at market value.  In January 2013, prior to the issuance of these consolidated financial statements, the Company raised approximately $5.56 million from an investor consortium for $1.48 per share, slightly below the previous market close of $1.53 per share.

We may need to raise additional capital during the remainder of 2013, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise sufficient capital through the sale of equity securities, the assumption of debt, the monetization or financing of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations.  At December 31, 2012, we had a total accumulated deficit of $48,758,446.  For the year ended December 31, 2012 and 2011, we sustained losses from continuing operations of $9,732,399 and $7,424,544, respectively.  The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  We believe that we have sufficient resources and plans to continue as a going concern for at least the next 12 months.  We plan to generate additional liquidity through a combination of cash generated from operations, proceeds received from the sale of certain assets, and the utilization of various financing alternatives, which include, but are not limited to, an investor’s exercise of a warrant to purchase five million shares of common stock of the Company for $10 million.  This warrant was issued to Samlyn Capital, LLC in December 2011 as part of its purchase of 10 million shares of common stock of the Company for $10 million.

Cash used in operating activities in 2012 was $6,752,263 compared to $4,699,735 during the same period in 2011.  The $2,052,528 increase in cash used during the period was due primarily to a higher operating loss realized during 2012, mainly due to the operational investments in the Dragon Mine discussed above.

Cash used in investing activities during 2012 was $1,372,977 compared to a use of $270,387 during the same period in 2011.  The Company has invested in its minesite as it continues its commercialization and research efforts.  See Property and equipment schedule below for further details.

Cash provided by financing activities during 2012 was $1,310,807 compared to $13,498,318 of cash generated during the same period in 2011.  The key variance in financing activities occurred primarily due to the additional sale of $14,185,000 of common stock to certain qualified investors during 2011 over $1,625,000 in 2012:

•	March 2011- Sale of 2,812,500 shares of common stock for $2,250,000 in cash.
•	April 2011- Sale of 150,000 shares of common stock for $135,000 in cash.
•	June 2011- Sale of 1,250,000 shares of common stock for $2 million in cash.
•	December 2011- Sale of 10 million shares of common stock and a warrant to purchase 5 million shares of common stock for $2.00 per share for $10 million in cash.
•	September 2012- Sale of 1,250,000 shares of common stock for $1,625,000 in cash.

Our total assets as of December 31, 2012 were $7,818,460 compared to $12,874,803 as of December 31, 2011, or a decrease of $5,056,343.  As described above, the Company raised over $14 million in financing in 2011 and utilized this cash in operational investments into the corporate infrastructure and its mining facility (see below).  Total liabilities were $3,852,223 at December 31, 2012 compared to $4,046,380 at December 31, 2011.  The reduction in the valuation of a warrant derivative liability was largely offset by an increase in timing of accounts payable.  Total stockholders’ equity declined from $8,828,423 at December 31, 2011 to $3,966,237 at December 31, 2012, mainly due to the losses incurred during 2012 as the Company is continuing to invest in its operations.

The following is a summary of property and equipment – at cost, less accumulated depreciation:

	2012	2011
Land (a)	$945,180	$500,000
Land improvements	164,758	164,758
Buildings (b)	631,299	455,906
Mining equipment (c)	1,519,635	975,164
Milling equipment	336,146	336,146
Laboratory equipment	65,934	67,728
Office equipment	52,014	34,642
Vehicles	140,002	100,801
	3,854,968	2,635,145
Less: Accumulated Depreciation	1,005,825	729,969
	2,849,143	1,905,176
Construction in progress (d)	1,156,537	--
Total	$4,005,680	$1,905,176

(a)
During the third quarter of 2012 the Company reclassified the Atlas Mine near Mullan, Idaho valued at $445,180 from an asset held for sale to land and mining property as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources.  (See Note 3).

(b)	Increase mainly represents investment in a dryhouse for minesite.
(c)	Increase mainly represents investment in new drill and other mining equipment as the Company is in more advanced stages of commercialization.
(d)	Represents investments in a new plant facility and related equipment at minesite. Completion expected during the first half of 2013.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2012 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$277,217	$139,300	$137,917	--	--
Capital Purchase Obligations (1)	$481,253	$481,253	--	--	--
Total	$758,470	$620,553	$137,917	--	--

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 31, 2012, as we had not yet received the related goods or taken title to the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 8.                      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm- EisnerAmper, LLP	20

Reports of Independent Registered Public Accounting Firm- PMB Helin Donovan, LLP	21

Financial Statements:

Consolidated Balance Sheets at December 31, 2012 and 2011	22

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, and for the Period January 1, 2009 (Beginning of Exploration Stage) through December 31, 2012	23

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011, and 2010, and for the Period January 1, 2009 (Beginning of Exploration Stage) through December 31, 2012	24

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2012, 2011, 2010, and 2009	25

Consolidated Statements of Cash Flows for the Years Ended Years Ended December 31, 2012, 2011, and 2010, and for the Period January 1, 2009 (Beginning of Exploration Stage) through December 31, 2012	27

Notes to Consolidated Financial Statements	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Applied Minerals, Inc.

We have audited the accompanying consolidated balance sheet of Applied Minerals, Inc. (the "Company") as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended and for the period from January 1, 2009 (Beginning of Exploration Stage) to December 31. 2012.  Our audit also included the financial statement schedule of Valuation and Qualifying Accounts for the year ended December 31, 2012 included in Item 15 (a) (2). We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express  opinions on these consolidated financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our audits. The Company’s financial statements for the period from January 1, 2009 to December 31, 2011 were audited by other auditors whose report, dated March 15, 2012 expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 2009 to December 31, 2011 reflect a net loss of $19,016,551 that is included in the related total for the period from January 1, 2009 to December 31, 2012. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Minerals, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2009 through December 31, 2012, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

/s/EisnerAmper LLP
New York, New York
March 15, 2013

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Applied Minerals, Inc.

We have audited the accompanying consolidated balance sheet of Applied Minerals, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, and  cash flows for the years ended December 31, 2011 and 2010, and the cumulative period from January 1, 2009 (Inception) through December 31, 2011 (not presented separately herein) and changes in stockholders’ equity (deficit) for each of the annual periods from Inception through December 31, 2011. Our audits also included the financial statement schedule as of December 31, 2011 and 2010 listed in the accompanying index at Item 15(b) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Minerals, Inc. as of December 31, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the cumulative period from Inception through December 31, 2011 (not presented separately herein), in conformity with generally accepted accounting principles in the United States.  Also in our opinion, the related financial statement schedule as of December 31, 2011 and 2010 presents fairly, in all material respects, the information set therein when considered in relation to the basic consolidated financial statements.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Seattle, Washington

March 15, 2012

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
ASSETS	2012	2011
Current Assets
Cash and cash equivalents	$3,356,103	$10,170,536
Accounts receivable, net of allowance of $25,106 and $11,938 at
December 31, 2012 and 2011, respectively	7,778	20,464
Deposits and prepaid expenses	379,941	333,447
Total Current Assets	3,743,822	10,524,447

Property and Equipment
Land and mining property	1,109,938	664,758
Property and equipment, net	2,895,742	1,240,418
Total Property and Equipment	4,005,680	1,905,176

Other Assets
Assets held for sale (Note 3)	- 0 -	445,180
Deposit	68,958	- 0 -
Total Other Assets	68,958	445,180

TOTAL ASSETS	$7,818,460	$12,874,803

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,155,327	$291,142
Stock awards payable	154,000	127,000
Current portion of notes payable	413,470	165,375
Current portion of leases payable	- 0 -	10,094
Total Current Liabilities	1,722,797	593,611

Long-Term Liabilities
Long-term portion of notes payable	184,426	97,769
Warrant derivative	1,945,000	3,355,000
Total Long-Term Liabilities	2,129,426	3,452,769

TOTAL LIABILITIES	3,852,223	4,046,380

Commitments and Contingencies	- 0 -	- 0 -

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
noncumulative, nonvoting, nonconvertible, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 200,000,000 and 120,000,000 shares authorized,
90,619,444 and 89,119,405 shares issued and outstanding at
December 31, 2012 and 2011, respectively	90,619	89,120
Additional paid-in capital	52,634,064	47,765,350
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(28,748,950)	(19,016,551)

TOTAL STOCKHOLDERS' EQUITY	3,966,237	8,828,423

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$7,818,460	$12,874,803

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
							For the Period
							January 1, 2009
							(Beginning of
							Exploration
	For the year ended						Stage) through
	December 31,						December 31,
	2012		2011		2010		2012

REVENUES		$165,742		$92,952	$	- 0 -	$258,694

OPERATING (INCOME) EXPENSES:
Production costs		103,238		80,578		-0-	183,816
Exploration costs		3,542,977		2,675,017		2,149,299	9,550,723
General and administrative		6,541,043		4,256,859		2,485,391	17,959,797
Depreciation expense		280,991		248,605		162,859	816,188
Loss (Gain) from disposition and impairment
of land and equipment		9,913		(1,000)		9,967	60,512
Total Operating Expenses		10,478,162		7,260,059		4,807,516	28,571,036

Operating Loss		(10,312,420)		(7,167,107)		(4,807,516)	(28,312,342)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization
of deferred financing cost and debt discount		(12,993)		(533,447)		(252,345)	(1,472,038)
Gain on revaluation of warrant derivative		630,000		225,000		-0-	855,000
Loss on revaluation of stock awards		(27,000)		(47,000)		(22,000)	(246,500)
Other income (expense)		(9,986)		98,010		190,336	425,868
Total Other Income (Expense)		580,021		(257,437)		(84,009)	(437,670)

Loss from continuing operations		(9,732,399)		(7,424,544)		(4,891,525)	(28,750,012)

Income (loss) from discontinued operations		-0-		(5,772)		123,828	53,382

Net loss		(9,732,399)		(7,430,316)		(4,767,697)	(28,696,630)

Net loss attributable to
non-controlling interest		-0-		(52,320)		-0-	(52,320)

Net Loss Attributable to Applied Minerals, Inc.	$	(9,732,399)	$	(7,482,636)	$	(4,767,697)	$ (28,748,950)

Loss Per Share Attributable to Applied Minerals, Inc. (Basic and Diluted):

Loss per share from continuing operations		$(0.11)		$(0.10)		$(0.07)
Loss per share from discontinued operations		--		--		--

Net Loss Per Share (basic and diluted)		$(0.11)		$(0.10)		$(0.07)

Weighted Average Shares Outstanding (basic and diluted)		89,552,788		74,568,658		68,396,770

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

				For the Period
				January 1, 2009
				(Beginning of
				Exploration
	For the year ended			Stage) through
	December 31,			December 31,
	2012	2011	2010	2012

Net Loss	$(9,732,399)	$(7,482,636)	$(4,767,715)	$(28,748,950)

Change in Market Value of Investments	--	--	1,327	1,327

Net Comprehensive Loss	$(9,732,399)	$(7,482,636)	$(4,766,388)	$(28,747,623)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2012, 2011, 2010, and 2009
				Accumulated	Accumulated	Other		Total
	Common Stock			Deficit	Deficit	Compre-	Non-	Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance, January 1, 2009	59,215,628	$59,216	$22,096,327	$(20,009,496)	$ - 0 -	$(1,466)	$52,415	$2,196,996

Shares issued for directors fees	78,497	78	17,172	-0-	-0-	-0-	-0-	17,250

Issuance of common stock for conversion
of debt including accrued interest	10,487,226	10,487	4,085,434	-0-	-0-	-0-	-0-	4,095,921

Amortization of convertible
debt discount	-0-	-0-	365,341	-0-	-0-	-0-	-0-	365,341

Fair value of stock options and warrants
issued to directors and consultants	-0-	-0-	401,234	-0-	-0-	-0-	-0-	401,234

Net change in unrealized gain
on available for sale securities	-0-	-0-	-0-	-0-	-0-	139	-0-	139

Change in non-controlling interest	-0-	-0-	-0-	-0-	-0-	-0-	(77)	(77)

Net loss					(6,766,200)			(6,766,200)

Balance, December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for directors fees	81,911	82	64,997	-0-	-0-	-0-	-0-	65,079

Issuance of common stock for
conversion of debt including
accrued interest	2,457,500	2,458	2,341,464	-0-	-0-	-0-	-0-	2,343,922

Fair value of stock options and
warrants issued to directors
and consultants	-0-	-0-	334,669	-0-	-0-	-0-	-0-	334,669

Shares issued to related parties
relating to forbearance agreement	427,714	428	320,358	-0-	-0-	-0-	-0-	320,786

Shares canceled from forfeiture
agreed upon in legal settlement	(3,044,083)	(3,045)	(166,955)	-0-	-0-	-0-	-0-	(170,000)

Change in non-controlling interest	-0-	-0-	-0-	-0-	-0-	-0-	(18)	(18)

Net Loss	-0-	-0-	-0-	-0-	(4,767,715)	1,327	-0-	(4,766,388)

Balance, December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	-0-	52,320	(1,561,346)

Shares issued for directors fees
and other services	97,612	98	118,301	-0-	-0-	-0-	-0-	118,399

Issuance of common stock for
conversion of debt including
accrued interest	5,019,895	5,020	5,014,875	-0-	-0-	-0-	-0-	5,019,895

Fair value of stock options and warrants
issued to directors and consultants	-0-	-0-	2,181,394	-0-	-0-	-0-	-0-	2,181,394

Shares issued for cashless option
and warrant exercise	47,505	48	(48)	-0-	-0-	-0-	-0-	--

Shares issued for cash	14,250,000	14,250	10,590,787	-0-	-0-	-0-	-0-	10,605,037

Impairment of consolidation	-0-	-0-	-0-	-0-		-0-	(52,320)	(52,320)

Net Loss	-0-	-0-	-0-	-0-	(7,482,636)	-0-	-0-	(7,482,636)

Balance, December 31, 2011	89,119,405	$89,120	$47,765,350	$(20,009,496)	$(19,016,551)	- 0 -	- 0 -	$8,828,423

Reclassification from warrant
derivative liability due to change in
valuation methodology	-0-	-0-	780,000	-0-	-0-	-0-	-0-	780,000

Shares issued for directors fees
and other services	103,580	103	150,956	-0-	-0-	-0-	-0-	151,059

Shares issued for cashless option
and warrant exercise	146,459	146	(146)	-0-	-0-	-0-	-0-	-0-

Shares issued for cash	1,250,000	1,250	1,623,750	-0-	-0-	-0-	-0-	1,625,000

Stock-based compensation expense
for consultants and directors	-0-	-0-	2,314,154	-0-	-0-	-0-	-0-	2,314,154

Net Loss	-0-	-0-	-0-	-0-	(9,732,399)			(9,732,399)

Balance, December 31, 2012	90,619,444	$90,619	$52,634,064	$(20,009,496)	$(28,748,950)	-0-	-0-	$3,966,237

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			Through
	2012	2011	2010	December 31, 2012

Cash Flows From Operating Activities:
Net loss	$(9,732,399)	$(7,482,636)	$(4,767,697)	$(28,748,950)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	280,991	248,605	162,859	816,188
Amortization of deferred financing costs	--	146,939	3,061	150,000
Amortization of discount – PIK Notes	--	-0-	2,194	367,534
Issuance of PIK Notes in payment of interest	--	342,884	238,399	863,870
Stock issued for director and consulting services	151,059	118,436	65,079	351,824

Stock-based compensation expense	2,314,154	2,181,394	334,669	5,231,451
Gain on revaluation of warrant derivative	(630,000)	(225,000)	-0-	(855,000)
Loss on revaluation of stock awards for non-employees	27,000	47,000	22,000	246,500
Gain on stock award forfeiture	-0-	-0-	(145,000)	(145,000)
(Gain) loss on disposition of assets	9,913	(1,000)	(3,113)	5,390
Gain on settlement of debts	-0-	(101,380)	-0-	(101,380)
Other non-cash expense (income)	-0-	(28,587)	-0-	(28,587)
Provision for doubtful accounts	13,168	11,938	-0-	25,106
Loss on impairment of assets	-0-	4,862	19,977	66,881
Change in operating assets and liabilities:
Accounts receivable	(482)	28,873	(61,275)	(32,840)
Mining supplies inventory	-0-	3,503	(3,503)	-0-
Deposits and prepaid expenses	55,148	(12,801)	(33,196)	145,915
Accounts payable and accrued expenses	759,185	18,387	(134,476)	948,752
Net cash (used in) provided by discontinued operations	--	(1,152)	118,011	603,585
Net Cash Used In Operating Activities	(6,752,263)	(4,699,735)	(4,182,011)	(20,088,761)

Cash Flows From Investing Activities:
Purchases of land and mining property	--	--	(70,729)	(72,923)
Purchases of property and equipment	(321,440)	(271,387)	(60,104)	(775,511)
Construction-in-progress	(1,051,537)	--	--	(1,051,537)
Proceeds from sale of assets	--	1,000	150,000	151,000
Net cash provided by discontinued operations	--	--	2,500	434,670
Net Cash (Used In) Provided By Investing Activities	(1,372,977)	(270,387)	21,667	(1,314,301)

Cash Flows From Financing Activities:
Payments on notes payable	(304,099)	(518,726)	(145,418)	(1,135,446)
Payments on leases payable	(10,094)	(167,956)	(131,764)	(431,088)
Proceeds from insurance settlement	-0-	-0-	115,000	115,000
Proceeds from notes payable	-0-	-0-	- 0 -	124,129
Proceeds from PIK notes payable	-0-	-0-	4,550,000	9,600,000
Proceeds from sale of common stock	1,625,000	14,185,000	-0-	15,810,000
Payments for legal settlement	-0-	-0-	(170,000)	(170,000)
Net cash used by discontinued operations	-0-	-0-	-0-	(56,431)
Net Cash Provided By Financing Activities	1,310,807	13,498,318	4,217,818	23,856,164

Net (decrease) increase in cash and cash equivalents	(6,814,433)	8,528,196	57,474	2,453,102
Cash and cash equivalents at beginning of period	10,170,536	1,642,340	1,584,866	903,001
Cash And Cash Equivalents At End Of Period	$3,356,103	$10,170,536	$1,642,340	3,356,103

The accompanying notes are an integral part of these consolidated financial statements.

				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2012	2011	2010	December 31, 2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,206	$58,056	$10,893	$104,742
Income Taxes	$--	$1,465	$550	$2,015

Supplemental disclosure of noncash investing and
financing activities:
Conversion of debt and
accrued interest to common stock	$--	$5,019,895	$2,343,922	$11,459,738

Property and equipment financed on lease	$--	$--	$197,000	$197,000

Property and equipment financed with note payable	$468,250	$173,838	$--	$642,088

Construction-in-progress	$105,000	$--	--	$105,000

Prepaid insurance financed with note payable	$170,600	$141,908	$--	$312,508

Land reclassified from assets held for sale to land and mining property	$445,180	$-0-	$--	$445,180

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay. The Dragon Mine also contains deposits of iron ore, which the Company plans, to commercialize in addition to the halloysite clay.

The Company is currently in various phases of commercial scale trials with several organizations in various markets with respects to uses of halloysite clay.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company
From 1997 through 2008, the Company’s sole source of revenue and income was derived from its contract mining business through which it provided shaft sinking, underground mine development and mine labor primarily to companies in the mining and civil industries. At December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate its efforts on the commercialization of the halloysite clay deposit at the Dragon Mine (see Note 3).

Effective January 1, 2009, the Company commenced exploration of the Dragon Mine and, as the existence of proven or probable reserves have not been demonstrated and no significant revenue has been earned from the mine, is considered in the exploration stage as well as being considered a development stage company.

Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its controlled subsidiary, Park Copper and Gold Mining Company Limited (“Park Copper”). The financial information related to Park Copper was consolidated into the Company’s consolidated financial statements in 2010, which included an accounting for non-controlling interest. At December 31, 2011, the investment in Park Copper was fully impaired.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  In these consolidated financial statements, the warrant derivative liability, stock compensation and impairment of long-lived assets involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase.  The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.  The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

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

Property and Equipment
Property and equipment are carried at cost.  Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated
Useful Life
Building and Building Improvements	20 – 40 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 totaled $280,991, $248,605 and $162,859, respectively.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Impairment of Long-lived Assets
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

Revenue Recognition
Revenue includes sales for halloysite clay and is recognized when title passes to the buyer and when collectability is reasonably assured.  Title passes to the buyer based on terms of the sales contract.  Product pricing is determined based on related contractual arrangements with the Company’s customers.

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized development costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

Through December 31, 2012, all costs associated with prospecting and exploration of the Company's mines have been deemed to have indeterminable recoverability and therefore have been expensed.

Income taxes

The Company uses an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Federal income tax returns subsequent to 2008 are subject to examination by major tax jurisdictions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.

This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders.  Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Per share data
Loss per share for the years ended December 31, 2012, 2011 and 2010 respectively, is calculated based on 89,552,788, 74,568,658, and 68,396,770 weighted average outstanding shares of common stock. See Note 11 for further details, including common stock equivalents that were not included in the diluted computation as their effect would be anti-dilutive.

Non-Controlling Interest
The Company owned 53% of the outstanding stock of Park Copper and Gold Mining Company Limited (“Park Copper”), an Idaho corporation that holds several patented and unpatented mining claims near or adjacent to the Company’s property in North Idaho.  The financial information related to Park Copper was consolidated into the Company’s consolidated financial statements in 2010, which included an accounting for non-controlling interest.  At December 31, 2011 the investment in Park Copper was fully impaired.

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

Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 3 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations at the Atlas Mine near Mullan, Idaho as of December 31, 2008.  The Company identified assets attributed to the discontinued operation that were being held for sale in the amount of $445,180 as of June 30, 2012 and December 31, 2011.  During the third quarter of 2012, after unsuccessfully marketing the mine for sale, the Company reclassified this asset from held for sale to land and mining property as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources.  Upon transfer, the carrying value of the mine was tested for impairment, noting fair value exceeded the carrying value and therefore no impairment was necessary. For the years ended December 31, 2012 and 2011, the Company recorded property taxes related to the mine of $5,830 and $5,202, respectively included in other expenses.

Income (loss) from discontinued contract mining operations for the years ended December 31, 2011 and 2010 was calculated as follows:

	2011	2010
General and administrative expenses	$(910)	$(12,962)
Payment of prior year income taxes	--	(550)
Collection of previously recorded bad debt	--	234,524
Gain on settlement of debts	--	27,192
Gain (loss) on disposal of assets	--	2,500
Loss on impairment of assets	(4,862)	(126,876)
Income (loss) from discontinued operations	$(5,772)	$123,828

During the year ended December 31, 2011 the mining and timber property located in northern Idaho was impaired by $4,862.  For the year ended December 31, 2010, an impairment of the remainder of equipment held for sale in the amount of $126,876 was recorded.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	2012	2011
Land (a)	$945,180	$500,000
Land improvements	164,758	164,758
Buildings (b)	631,299	455,906
Mining equipment (c)	1,519,635	975,164
Milling equipment	336,146	336,146
Laboratory equipment	65,934	67,728
Office equipment	52,014	34,642
Vehicles	140,002	100,801
	3,854,968	2,635,145
Less: Accumulated Depreciation	1,005,825	729,969
	2,849,143	1,905,176
Construction in progress (d)	1,156,537	--
Total	$4,005,680	$1,905,176

(a)	Includes the Atlas Mine near Mullan, Idaho with a carrying value of $445,180 reclassified in 2012 from an asset held for sale. ( Note 3).
(b)	Increase mainly represents investment in a dry house for the mine site
(c)	Increase mainly represents investment in new drill and other mining equipment as the Company is in more advanced stages of commercialization.
(d)	Represents investments in a new plant facility and related equipment at the mine site. Completion expected during the first half of 2013.

NOTE 5 – STOCK AWARD PAYABLE

In 2007 the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement. At the time of the grant in 2007, there were not enough authorized, unissued and available shares necessary to issue the above

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

referenced shares to Mr. Gaensbauer.  By the time the Company had enough authorized available shares to issue the stock, Mr. Gaensbauer had resigned his position and the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company’s stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue.  For the years ended December 31, 2012, 2011, and 2010 the Company realized a loss on the revaluation of the remaining stock awards totaling $27,000, $47,000, and $22,000, respectively. At December 31, 2012 and 2011 the value of all outstanding stock awards was $154,000 and $127,000, respectively.  At December 31, 2012, the remaining stock award granted to Mr. Gaensbauer has not been issued.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at December 31,
	Level 1	Level 2	Level 3	2012	2011

Financial instruments:
Warrants derivative		$ 1,945,000		$ 1,945,000	$ 3,355,000

The Company estimates the fair value of the warrants derivative using a binomial lattice model using the following assumptions:

	Fair value measurement using inputs
	December 31, 2012	December 31, 2011

Market price of stock:	$1.54	$1.27
Exercise price:	$2.00	$2.00
Expected term (years):	4	5
Dividend yield	$--	$--
Expected volatility:	83.3%	89.50%
Risk-free interest rate:	0.54%	0.83%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.  See further discussion in Note 10.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2012 and 2011 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value (Level 2).

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 7 - NOTES AND LEASES PAYABLE

Notes payable at December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011

Note payable to an insurance company, payable $ 15,965 monthly, including interest (a)	$--	$110,648
Note payable for mining equipment, payable $5,556 monthly, including interest (b)	97,769	152,496
Note payable for mining equipment, payable $950 monthly, including interest (c)	31,565	--
Note payable for mining equipment, payable $6,060 monthly, including interest (d)	142,840	--
Note payable for mining equipment, payable $7,409 monthly, including interest (e)	10,130	--
Note payable for mining equipment, payable $5,000 monthly, including interest (e)	53,517	--
Note payable for mine site vehicle, payable $628 monthly, including interest (f)	35,816	--
Note payable for mining equipment, payable $5,000 monthly, including interest (g)	64,708	--
Note payable for mining equipment, payable $1,632 monthly, including interest (h)	32,192	--
Note payable to an insurance company, payable $ 16,604 monthly, including interest (i)	98,714	--
Note payable to an insurance company, payable $ 4,447 monthly, including interest (j)	30,645	--
	597,896	263,144
Less: Current Portion	(413,470)	(165,375)
Note payable, long-term portion	$184,426	$97,769

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

(e)
On July 19, 2012 the Company purchased two pieces of mining equipment that had been leased for $39,042 and $79,735, respectively by issuing notes with an implicit interest rate of 5.5% and is collateralized by the mining equipment with payments of $7,409 and $5,000 for four months and fifteen months, respectively.

(f)
On September 20, 2012 the Company purchased a vehicle for the mine site that had been financed for $37,701.  It is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012.

(g)
On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $67,960 by issuing a note with an effective interest rate of 5.5%.  The note is collateralized by the mining equipment with payments of $3,518 for three months, then $5,000 for twelve months.

(h)
On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $33,748 by issuing a note with an effective interest rate of 5.5%.  The note is collateralized by the mining equipment with payments of $1,632 for five months, then $2,250 for twelve months.

(i)
The Company issued a note payable to an insurance company dated October 17, 2012 for directors’ and officers’ insurance, due in monthly installments, including interest at 3.15%.  The note will mature on June 2013.

(j)	The Company issued a note payable to an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note will mature on July 2013.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

The following is a schedule of principal maturities for the next five years on these notes as of December 31, 2012:

January 2013 – December 2013	$413,470
January 2014 – December 2014	143,600
January 2015 – December 2015	23,916
January 2016 – December 2016	11,254
January 2017 – December 2017	5,656
Total Notes Payable	$597,896

During the years ending December 31, 2012, 2011 and 2010, the Company’s interest payments related to notes payables totaled $18,206 and $58,029, and $9,648 respectively.

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

Conversion Feature
All notes described above may be converted at the option of the note holder at any time there is sufficient authorized unissued common stock of the Company available for conversion. The PIK Notes, except those issued in October 2010, may be converted, at the option of the Company, when the average closing bid price or market price of the Company’s common stock for the preceding five (5) days is above the conversion price.  The Notes issued in October 2010 cannot be converted by the Company for one year from the date of issuance. During the year ended December 31, 2011, all of the Company’s PIK Notes representing principal and accrued interest outstanding of $5,019,895 were converted by the Company into 5,019,895 shares of the Company’s common stock.

Deferred Financing Costs
In connection with the convertible debt issued during October 2010, the Company recorded the financing costs paid to a third party in the amount of $150,000 as deferred financing costs.  These costs were being amortized over the term of the debt.  The Company amortizes the deferred financing costs using straight-line over the life of the debt, which approximates the effective interest rate.  In the event of conversion before note maturity, any remaining costs are immediately expensed.  As of December 31, 2010, there was $146,939 of deferred financing costs on Convertible PIK Notes, all of which was expensed during 2011.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At December 31, 2012 and 2011, no shares of preferred stock were outstanding.

Common Stock
On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share.  At December 31, 2012 and 2011, 90,619,444 and 89,119,405 shares were issued and outstanding, respectively.

2012
During the year ended December 31, 2012, the Company issued a total of 103,580 shares of restricted common stock to directors and consultants as payment of fees.  The value of the restricted shares was recorded at $151,059.  During the year ended December 31, 2012, warrant holders received 106,774 shares of the Company’s common stock through cashless exercises.  During the year ended December 31, 2012 option holders received 39,685 shares of the Company’s common stock through a cashless exercise.  Also during the year ended December 31, 2012 the Company sold a total of 1,250,000 shares of common stock priced at $1.30 per share at the then current share price.

2011
During the year ended December 31, 2011, the Company issued a total of 97,612 shares of restricted common stock to directors and consultants as payment of fees.  The value of the restricted shares was recorded at $118,436.  During the year ended December 31, 2011, a warrant holder received 5,570 shares of the Company’s common stock through a cashless exercise.  During the year ended December 31, 2011 an option holder received 41,935 shares of the Company’s common stock through a cashless exercise.  Also during the year ended December 31, 2011, the Company sold a total of 14,250,000 shares of common stock at pricing between $1.25 and $1.53 per share, collecting a total of $10,805,000, less $230,000 of offering expenses.  A portion of these shares was purchased by a related party. (See Note 14).

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

2010
During the year ended December 31, 2010, the Company issued a total of 40,606 shares of common stock to directors as payment of director’s fees.  The value of these shares was recorded at $30,000.

During the year ended December 31, 2010, the Company issued a total of 41,305 shares of common stock to outside consultants for the performance of services.  The value of these shares was recorded at $35,079.

During the year ended December 31, 2010, the Company exercised its ability to mandatorily convert portions of its convertible debt and unpaid interest to 2,457,500 shares of common stock.

During the year ended December 31, 2010, the Company issued 427,714 shares of common stock to related parties as part of a forbearance agreement signed in connection with the shareholders’ class action lawsuit.  The value of such shares was recorded at $320,786.  (See Note 14)

During the year ended December 31, 2010, the Company received 3,044,083 shares from its former CEO who relinquished his rights to them as part of the settlement of the shareholders’ class action lawsuit.  The shares of common stock were considered forfeited and returned to unissued shares.  The Company paid $170,000 related to the finalization of the share forfeiture and cancellation.  (See Note 14)

During the year ended December 31, 2010, the Company filed an S-1 registration statement allowing for the registration of 12,981,412 shares of common stock some of which are issuable upon the conversion of 10% PIK Convertible Notes due 2018.

During the year ended December 31, 2010, the Company hired an outside firm to assist with the placement of convertible debt.  As a result, $150,000 of cash was paid as a finder’s fee and was recorded as a discount on debt and was being amortized over the term of the related debt.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants
The Company issued 5,000,000 warrants in connection with the December 22, 2011 Private Placement of 10,000,000 shares of common stock.  The strike price of these warrants is $2.00 per share.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the consolidated balance sheet and are marked to market each reporting period until they are exercised or expire or otherwise extinguished.

The proceeds from the Private Placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders’ Equity and $3,580,000 to the warrant derivative.  During 2011, the Company recognized $225,000 of other income resulting from the decrease in the fair value of the warrant liability at December 31, 2011. During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder’s Equity by $780,000 and decrease the warrant derivative liability by the same amount representing the fair value of the warrant using the binomial model at date of issuance.  This adjustment was not considered by management to be material to the 2011 consolidated financial statements.  Primarily due to the increase in stock price and the call option embedded in the warrant, the fair value of the warrant derivative liability decreased to $1,945,000 at December 31, 2012, resulting in other income of $630,000 for the year ended December 31, 2012.  The key assumptions underlying this model are disclosed in Note 6.

Outstanding Stock Warrants
No warrants were issued during 2012.

During the year ended December 31, 2011, the Company granted 5,853,590 warrants to purchase the Company’s common stock with an average exercise price of $1.77, including 5,000,000 warrants issued on December 22, 2011 described above.

During the year ended December 31, 2010, the Company issued stock warrants to two non-employee, unrelated consultants.  The warrants allow the warrant holders to purchase, in aggregate, 320,187 shares of common stock at a price between $0.80 and $1.00 per share.  The five-year warrants expire between October 2014 and December 2015.  180,000 warrants vested upon grant, and 140,187 vested during the fourth quarter of 2010. The warrants had a fair market value of $268,957 at December 31, 2010. The warrants may be exercised in cash at full strike price, or may be exercised using a cashless option whereby the warrant holder would receive shares of the Company’s common stock using the total of market price less strike price multiplied by the total number of warrants available then dividing that resultant by the current market price.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

A summary of the status of the warrants outstanding at December 31, 2012 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75	139,340	2.77 years	$0.75	139,340	$0.75
$0.78	213,402	3.13 years	$0.78	213,402	$0.78
$0.80	124,481	3.04 years	$0.80	124,481	$0.80
$1.00	212,000	1.77–2.79 years	$1.00	212,000	$1.00
$1.15	461,340	8.36 years	$1.15	461,340	$1.15
$2.00	5,054,367	3.63-3.97 years	$2.00	5,054,367	$2.00
	6,204,930			6,204,930

The intrinsic value of the outstanding warrants at December 31, 2012 was $592,903.

Compensation expense of $210,067, $415,143 and $180,000 has been recognized for the vesting of warrants to non-related parties in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010, respectively.

Excluding the 5,000,000 warrants with the down round provisions discussed above, the fair value of each of the Company’s stock warrant awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company’s common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.

A summary of the status and changes of the warrants issued during the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	6,423,777	$1.77	580,187	$0.78
Issued	- 0 -	- 0 -	5,853,590	$1.86
Exercised	(218,000)	$(.35-1.00)	(10,000)	$(.35)
Forfeited	(847)	$1.77	- 0 -	- 0 -
Expired	- 0 -	- 0 -	- 0 -	- 0 -
Outstanding at end of period	6,204,930	$1.81	6,423,777	$1.77

Exercisable at end of period	6,204,930	$1.81	6,276,730	$1.79

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

Excluding the warrants with the down round provisions discussed above, the significant assumptions relating to the valuation of the Company’s stock warrants and options granted for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Dividend Yield	0%	0%
Expected Life	5 – 10 years	5 – 10 years
Expected Volatility	84.81% – 90.48%	81% - 105%
Risk Free Interest Rate	0.72% - 1.74%	2.02 – 3.75%

On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (“STIP”) and the performance criteria used in setting performance goals for awards intended to be performance based. Under LTIP 8,900,00 shares are authorized for issuance.  The STIP does not refer to a particular number of shares under the LTIP, but would use the shares authorized in the LTIP for issuance under the STIP.  The CEO, the CFO, named executive officers, and directors, among others are eligible to participate in the LTIP and STIP.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	11,598,411	$0.83
Granted	3,932,059	$1.64
Exercised	(75,000)	$0.67
Outstanding at December 31, 2012	15,455,470	$1.04

Exercisable at December 31, 2012	11,245,429

During the year ended December 31, 2012, the Company granted 3,932,059 options to purchase the Company’s common stock with an weighted average exercise price of $1.64.  Of the 3,932,059 options granted, the options will vest immediately, monthly or annual as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
72,406	Immediately	November 20, 2012	November 20, 2012
225,000	Monthly	February 1, 2012	February 1,2013
300,000	Monthly	May 29, 2012	May 28, 2015
30,000	Quarterly	June 30, 2012	June 29, 2013
3,004,653	Monthly	January 1, 2013	December 31, 2013
300,000	Monthly	May 10, 2012	December 31, 2013

Compensation expense of $2,314,154, $2,181,394 and $334,669 has been recognized for the vested options for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, unrecognized compensation of $5,699,224 for unvested options is to be recognized over the next thirty months on a weighted average basis.

At December 31, 2012, vested options of 11,245,429 and non-vested options of 4,210,041 had an aggregate intrinsic value of $8,530,248.

A summary of the status of the options outstanding at December 31, 2012 is presented below:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	7,358,277	1.83-6.42 years	$0.70	7,358,277	$0.70
$0.83	3,205,134	3.13 years	$0.83	2,963,080	$0.83
$1.00	60,000	2.19 years	$1.00	60,000	$1.00
$1.24	100,000	5.16 years	$1.24	83,333	$1.24
$1.45	125,000	5.16 years	$1.45	104,167	$1.45
$1.55	330,000	4.46-9.47 years	$1.55	84,166	$1.55
$1.66	3,077,059	10.03 years	$1.66	72,406	$1.66
$1.75	300,000	9.49 years	$1.75	120,000	$1.75
$1.90	900,000	8.71 years	$1.90	400,000	$1.90
	15,455,470			11,245,429

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 11 - EARNING (LOSS) PER SHARE

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the years.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year. Common stock equivalents at December 31, 2012 consisted of 21,660,400 of which 15,455,470 were in options and 6,204,930 were in warrants.  Common stock equivalents at December 31, 2011 consisted of 18,022,188 of which 11,598,411 were in options and 6,423,777 were in warrants.  Common stock equivalents at December 31, 2010 consisted of 8,173,464, of which 7,593,277 in options and 580,187 in warrants. Common stock equivalents during 2010 through 2012 were not included in the computation of loss per share because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2012:
Basic and Diluted EPS
Net loss to common shareholders	$(9,732,399)	89,552,788	$(0.11)

For the year ended December 31, 2011:
Basic and Diluted EPS
Net loss to common shareholders	$(7,482,636)	74,568,658	$(0.10)

For the year ended December 31, 2010:
Basic and Diluted EPS
Net loss to common shareholders	$(4,767,697)	68,396,770	$(0.07)

NOTE 12 – SETTLEMENT OF DEBT

At December 30, 2011 a 10% note payable to a legal firm due in monthly installments of $15,000 was settled with a $260,000 cash payment.  This payment generated a gain on settlement of debt of $101,380 for the year ended December 31, 2011, which is included in other income.

NOTE 13 – INCOME TAXES

At December 31, 2012, the Company had deferred tax assets principally arising from net operating loss carry-forwards and stock based compensation for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following effective state rates, net of federal benefits: Idaho (0.4%) and Utah (2.3%).  Due to operating losses, the uncertainty of future profitability and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

The tax effect of items that give rise to the deferred tax assets and liabilities at December 31, 2012 are as follows:

	December 31, 2012	December 31, 2011(a)
Deferred tax assets:
Net operating loss carryforward	$15,221,763	$12,107,606
Stock-based compensation	1,965,593	1,100,534
Reserves deductible in different periods	9,471	4,504
Total deferred tax assets	17,196,827	13,212,644

Deferred tax liabilities:
Fixed assets	(472,127)	(391,721)

Less: valuation allowance	(16,724,700)	(12,820,923)
	$-	$-
(a)	Restated

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable losses and projected taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and thus recorded a valuation allowance against the entire deferred tax asset balance.  As of December 31, 2012 and 2011, the valuation allowances were $16,724,700 and $12,820,923, respectively.  The valuation allowance increased by $3,903,777, $2,743,022 and $1,799,551 in the years ended December 31, 2012,  and 2011, and 2010  respectively.

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $40,860,000 for federal income tax purposes and $24,727,000 for state income tax purposes.  The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2032 and state loss carry-forwards expire from 2024 through 2032, subject to substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” as defined by the Internal Revenue Code.  Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. The Company had no liability for uncertain tax positions as of December 31, 2012 and 2011. All tax years prior to 2009 are not subject to IRS and state tax authorities’ audit.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

December 31, 2012	December 31, 2011(a)	December 31, 2010(a)

Federal statutory rate	$(3,406,340)	35.0%	$(2,637,229)	35.0%	$(1,668,694)	35.0%
State income taxes – Idaho	(37,982)	0.4%	(29,406)	0.4%	(18,606)	0.4%
State income taxes - Utah	(227,169)	2.3%	(175,877)	2.3%	(111,285)	2.3%
Change in valuation allowance	3,903,777	(40.1%)	2,743,022	(36.4%)	1,799,551	(37.7%)
Non-deductible expenses	(232,287)	2.4%	(84,110)	1.1%	(42,053)	0.9%
Miscellaneous	-	183,600	(2.4%)	41,087	(0.9%)
-	0%	-	0%	-	0	%-

(a)	Restated

NOTE 14 – RELATED PARTIES

David A. Taft, a director, is the president of IBS Capital LLC (“IBS”), a Massachusetts limited liability company, whose principal business is investing in securities.  IBS is the general partner of the IBS Turnaround Fund (QP), which is a Massachusetts limited partnership, IBS Turnaround Fund (LP), which is a Massachusetts limited partnership and the IBS Opportunity Fund, Ltd.  Set forth below are purchases of Common Stock from the Company by the funds since January 1, 2011:

Date of Purchase	The IBS Turnaround Fund (QP) (A Limited Partnership)	The IBS Turnaround Fund (LP) (A Limited Partnership)	The IBS Opportunity Fund, Ltd.	Price Per Share

March 28, 2011	1,385,000	459,000	656,000	$ 0.80
June 27, 2011	706,000	205,000	338,750	$ 1.60

The above sales of shares of common stock were used to fund the Company’s operations.  The stock sold on March 28, 2011 was priced at the closing price of the Company’s common stock on March 25, 2011. The stock sold on June 27, 2011 was priced at a slight premium to the closing price of the Company’s common stock on June 24, 2011.

The Company is a related party to Material Advisors (“MA”), an entity with which the Company has a management agreement for executive services.  See Note 15 for further details.

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

To achieve this goal, damages of each Forbearing Shareholder were computed using the formula for determining damages in the Class Action.  Damages per share are the lesser of $0.84 or the difference between the purchase price and $0.80. The damages for each Forbearing Shareholders are approximately as follows:  Taft - $0; IBS - $3,564,657; Zeitoun - $479,411; Carney - $231,735; and Basroon - $89,250.  The aggregate damages for all of the Forbearing Shareholders are approximately $4,365,053.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

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

On November 22, 2010, the Company issued to Messrs. Taft, Zeitoun, Carney and Basroon, 349,286 shares, 46,975 shares, 22,707 shares and 8,745 shares, respectively as determined by the terms of the Forbearance Agreement in full settlement.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

LITIGATION
The Company records accruals for contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, the Company is involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in management’s opinion will not have a material adverse effect on the financial condition, cash flows or results of operations. .  All prior claims have been settled through December 31, 2012.  Currently, the Company has no lawsuits, claims, proceedings and investigations pending

OTHER COMMITMENTS

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

The services provided by Manager include, without limitation, consulting with the Board of Directors and the Company’s management on business and financial matters.  Manager will be paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager will be solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel will not be entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  In January 2009, the Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s stock. In February 2011, the Company’s Board of Directors extended the Management Agreement for one additional year, thus extending the termination date of the agreement to December 31, 2012.  As part of the extension of the Management Agreement, the Company’s board of Directors approved the issuance of 2,904,653 warrants to purchase shares of common stock of the Company at $0.83 per share.  The warrants have a term of 5 years and vest equally on a monthly basis beginning January 2012. On January 2012, the Company’s Board of Directors unanimously agreed to pay a performance bonus of $750,000 to the manager and relieve Material Advisors of paying its company-related expenses.

On November 20, 2012, it was decided that effective February 1, 2013 the Company would engage the three members of Material Advisors individually rather than through Material Advisors.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Office Lease

The Company extended their lease agreement for office space through December 31, 2014 at a monthly rent of $11,608 for 2013 and $11,493 for 2014 or an aggregate commitment of approximately $277,217 at December 31, 2012 of which $139,300 is payable in 2013 and $ 137,917 is payable in 2014.

OTHER COMMITMENTS

Capital Obligation

As of December 31, 2012, the Company has commitments aggregating approximately $481,253 for the construction or purchase of property and equipment.

NOTE 16 – SUBSEQUENT EVENT
On January 23, 2013 the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

Note 16A - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2012 For Quarter Ended	December 31	September 30	June 30		March 31
Revenue	$13,446	$666	$96,228		$55,402
Operating loss	$(3,007,302)	$(2,423,174)	$(2,109,473	) (a)	$(2,772,471	) (a)
Net loss	$(3,844,229)	$(2,517,951)	$(1,561,179)		$(1,809,040)
Loss Per Share (Basic and Diluted)	$(0.04)	$(0.03)	$(0.02)		$(0.02)

2011 For Quarter Ended	December 31	September 30	June 30		March 31
Revenue	$6,981	$22,804	$18,699		$44,468
Operating loss	$(1,988,308)	$(1,885,947)	$(1,738,740)		$(1,554,112)
Net loss	$(1,875,323)	$(1,937,124)	$(1,974,165)		$(1,696,024)
Loss Per Share (Basic and Diluted)	$(0.02)	$(0.03)	$(0.03)		$(0.02)

(a) Reflects property taxes of $3,995, and $1,835 in the quarter ended June 30 and March 31, respectively, reclassified from discontinued        operations (see Note 3).

 ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2012 and 2011, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2012.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the chief executive officer and principal financial officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by EisnerAmper LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

In performing our assessment, we identified the risks that most likely affect reliable financial reporting and are most likely to have a material impact on the company’s consolidated financial statements, documented each business process within the risk area, determined the control points related to the business process and tested the design and effectiveness of each control.  In addition to process (transactional) level controls, we evaluated entity level controls to determine if compensating controls mitigated any process level risks.  Entity level controls include a broad range of non-transactional activities including account reconciliations, management review of results, the company’s Code of Conduct and Audit Committee review of practices and results.

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

Changes in Internal Controls over Financial Reporting
Applied Minerals Inc.’s disclosure controls and procedures were effective as of December 31, 2012.  As of December 31, 2011 the following material weaknesses in our internal controls over financial reporting were identified: (i) certain controls over equity were not effective to ensure that all transactions involving equity were recorded in an accurate and timely fashion; (ii) certain controls were not effective to ensure that all expenses were accurately categorized; (iii) the Company did not have adequate control over the recording and monitoring of purchase orders and accounts receivables; and (iv) the Company, given its relatively small size, did not have sufficient segregation of duties over a variety of financial processes.

In 2012, Management instituted several controls to ensure that these material weaknesses were remediated, including the following:

1)	Hired a new Chief Financial Officer during the second quarter of 2012 who has experience remediating the inadequate controls exhibited by the Company;
2)
Engaged a CPA firm in late 2011 to assume its bookkeeping function from its soon-to-be-closed Idaho office, which, has resulted in a significant improvement in the accurate and timely recording of transactions;

3)	Implemented additional controls in equity and expense reporting, and
4)	May hire additional accounting personnel as the Company grows its business and generates the cash flow necessary to make such hires.

As of December 31, 2012, management concluded that Applied Minerals Inc.’s disclosure controls and procedures were effective as of December 31, 2012.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director1/Officer Since	Principal Occupation
John F. Levy	57	Non-executive Chairman since August 2009, Director since January 2008	CEO of Board Advisory
Evan D. Stone	40	Director since August 2009	Partner, Lee & Stone
David A. Taft	55	Director since October 2008	President, IBS Capital LLC
Andre M. Zeitoun	40	Chief Executive Officer, President and Director since January 2009	President, Chief Executive Officer and Director of Company
Nat Krishnamurti	41	Officer since May 2012	Chief Financial Officer
William Gleeson	69	Officer since September 2011	General Counsel
(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

Background of Directors and Officers

John F. Levy, Non-Executive Chairman and Director
Since May 2005, Mr. Levy is Chief Executive Officer and principal consultant for Board Advisory, a consulting firm that advises public companies, or companies aspiring to be public, in the areas of corporate governance, corporate compliance, ethics, financial reporting and financial strategies. Mr. Levy currently is a member of the Board of Directors and Lead Director for Gilman Ciocia, Inc., is a member of the Board of Directors of Applied Energetics, Inc. He is a member of the Company’s compensation committee. From November 2005 to March 2006, Mr. Levy served as Interim Chief Financial Officer of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  From March 2006 through April 2010, Mr. Levy was a director and Chairman of the audit committee of Take-Two Interactive Software, Inc.; from November 2008 through June 2010, Mr. Levy was a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.); from 2010 to 2012, he was a member of the Board of Directors and of the Audit Committee of Brightpoint, Inc.

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

Evan D. Stone, Director
Mr. Stone has represented hedge funds, private equity funds, venture capital funds and public and private corporations on a wide range of sophisticated corporate and securities matters.  Mr. Stone is co-founder of Lee & Stone LLP, a Dallas based law firm specializing in services for the investment community and a principal of Steelbridge Compliance LLC, a Dallas-based firm providing compliance advisory services to investment advisors.  Prior to co-founding Lee & Stone in 2009, Mr. Stone served as Vice President and General Counsel for Dallas-based investment manager, Newcastle Capital Management, L.P., which Mr. Stone joined in 2006.  Prior to Newcastle, from 2003 through 2006, Mr. Stone worked in the mergers and acquisitions department of the international law firm Skadden Arps Slate Meagher & Flom LLP in New York.  Prior to Skadden, Mr. Stone served as a member of the investment banking department at Merrill Lynch & Co. and Vice President, Corporate Development at Borland Software, Inc.  In addition to his work on behalf of investors at Lee & Stone, Mr. Stone currently serves as General Counsel and Secretary of Wilhelmina International, Inc., a leading model and artist management firm, to which offices he was appointed in 2009.  Mr. Stone was a director of Wilhelmina International, Inc. from 2009 through 2011.  Mr. Stone is a member of the Company’s compensation committee.

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

Mr. Stone also has investment banking and corporate development experience
David A. Taft, Director
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

Andre M. Zeitoun, Chief Executive Officer, President, Director
Mr. Zeitoun is President and CEO and has served in those positions since January 1, 2009.
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

Key attributes, experience and skills: Mr. Zeitoun has over 10 years experience indentifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring.  Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine resource, increase processing capabilities, establish a marketing infrastructure, and lead the marketing effort.   During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite-based applications and has developed a network of relationships with other experts within the field.

Nat Krishnamurti, Chief Financial Officer
Mr. Krishnamurti is a CPA with nearly two decades of experience as a financial management and audit professional.  He was previously employed by inVentiv Health, Inc. (“inVentiv”), a provider of clinical, communications and commercial services to the global pharmaceutical, life sciences and biotechnology industries.  inVentiv was a publicly-traded company until acquired by Thomas H. Lee Partners, LP in August 2010.  During his 11-year tenure at inVentiv, Mr. Krishnamurti served in various management roles, including Chief Accounting Officer.  Prior to inVentiv, Mr. Krishnamurti worked in public accounting firms, such as PriceWaterhouseCoopers, LLP and Feldman Sherb Erhlich & Co., PC.  While at PriceWaterhouseCoopers, LLP he focused on consumer and industrial products’ clients, which included mining companies.

William Gleeson, General Counsel
Prior to joining the Company, he was a partner at K&L Gates, LLP for eleven years, focusing on various areas of corporate and securities law.  From January, 2008 until September, 2011 when he joined the Company, he served as Applied Minerals, Inc.’s outside counsel, a time during which he acquired an in-depth understanding of the Company’s business.  Mr. Gleeson received his J.D. from the University of Michigan, from which he also received his undergraduate degree.

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

During 2012, certain of our directors and executive officers who own our stock filed Forms 3 or Forms 4 with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. To the best of our knowledge, during 2012 filings for each of our officers and Mr. Levy were not made on a timely basis due to clerical errors in certain processes, which we have remediated going forward.  At the same time, the information regarding these filings may be found in other SEC filings, such as an 8-K, and/or press releases.

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

Committees of the Board

The Board of Directors established a compensation committee in September 2012.  Messrs. Levy and Stone serve on the committee.  The Board as a whole performs the functions which would otherwise be performed by the audit and nominating committees.  Our Board views the addition of standing audit and nominating committees as an unnecessary additional expense and process to the Company given its stage of development.  On February 8, 2011, the Board of Directors established an Executive Committee consisting of Evan Stone, John Levy and Andre Zeitoun, all directors of the Company.  Evan Stone was appointed Chairman of the Committee.  The Executive Committee has been terminated.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The description of the Company’s equity compensation plans included in Item 5 is herein incorporated by reference.

Summary Compensation Table

The following table contains information about compensation awarded to our named executive officers in 2012, 2011, and 2010.

					Option	All Other
Name and		Salary	Bonus		Awards	Comp.	Total
Principal Position	Year	($)	($)		($)(1)	($)	($)

Andre M. Zeitoun,	2012	600,000	850,000	(2)	2,408,539	- 0 -	3,858,539
CEO, Director (3)	2011	282,000	-0-		1,181,613	- 0 -	1,463,613
	2010	300,000	5,700		-0-	- 0 -	305,700

Nat Krishnamurti,	2012	105,000	-0-		400,200	2,917	508,117
CFO (5)	2011	-0-	-0-		-0-	-0-	-0-
	2010	-0-	-0-		-0-	-0-	-0-

Christopher T. Carney,	2012	200,000	150,000		802,847	- 0 -	1,152,847
Interim CFO (3) (4)	2011	125,000	-0-		393,871	- 0 -	518,871
	2010	125,000	1,900		-0-	- 0 -	126,900

William Gleeson,	2012	200,000	-0-		100,065	-0-	300,065
General Counsel (6)	2011	58,333	-0-		1,370,340	31,660	1,460,333
	2010	-0-	-0-		-0-	-0-	-0-

(1)
The Company’s overall average equity compensation burn rate between 2010 and 2012 was 3.62%, which is well below ISS’s cap of 6.04% used in 2012 for companies in the GICs classification, "Materials".  Please see Compensation Discussion & Analysis for further details. This column represents aggregate grant date fair value in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 15, Part IV of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The options awards granted were valued using the Black Scholes Option Valuation Model the inputs for which included, among other things, an annualized volatility of approximately 84%.

(2)
Because of timing, Mr. Zeitoun received two bonuses in 2012 relating to multiple periods- $450,000 (60% of the $750,000 paid to Material Advisors) in January 2012, for prior performance, and $400,000 awarded in November 2012, but paid in January 2013 for 2012 performance.  See Compensation Discussion & Analysis for further information.

(3)
Except as noted below, Messrs. Zeitoun and Carney received no direct compensation from the Company in 2010, 2011 and 2012.  Each is a partner of Material Advisors, LLC, a consulting firm that provided managerial services to the Company pursuant to a Management Agreement (the “Agreement”) entered into on January 1, 2009 and extended through December 31, 2012 and except as noted below the amounts are allocations from Material Advisors.   Under the terms of the Agreement, Applied Minerals, Inc. paid Material Advisors, LLC a $1 million fee annually in exchange for management services provided by Material Advisors, LLC.  Upon the extension of the Agreement on February 8, 2011, Material Advisors, LLC was granted options to purchase 2,904,653 shares of common stock of Applied Minerals, at $0.83 per share with a 10-year term. The options vested equally over 12 months beginning on January 1, 2012. Per the terms of the Management Agreement, Material Advisors, LLC paid certain marketing and general corporate expenses incurred by the Company during the fiscal years ended December 31, 2009, 2010,  2011, and 2012.  Those expenses were $450,000 and $468,000 in 2010, and 2011, respectively. Under an amendment to the 2012 Management Agreement in January, 2012, the, Material Advisors, LLC was relieved of the responsibility for such expenses during the fiscal year ended December 31, 2012.   At the time of the amendment of the 2012 Management Agreement, Material Advisors was awarded a $750,0000 cash bonus for prior performance with 60%, or $450,000, allocated to Mr. Zeitoun, $150,000 allocated to Mr. Carney, and the remaining $150,000 to Mr. Basroon.  In November 2012, Mr. Zeitoun was directly awarded by the Company a $400,000 bonus payable in January, 2013.  Beginning January 1, 2013 Messrs. Zeitoun and Carney became direct employees of Applied Minerals, Inc.  Per the terms of their respective employment agreements with the Company, on November 20, 2012 Mr. Zeitoun was granted options to purchase 1,742,792 shares of common stock of Applied Minerals Inc. at $1.66 per share with a 10-year term and Mr. Carney was granted options to purchase 580,930 shares of common stock of Applied Minerals, Inc. at $1.66 per share with a 10-year term.

(4)	Mr. Carney was the Company’s Interim CFO from February 17, 2009 through May 28, 2012. He is currently a Vice President for Business Development.

(5)	Mr. Krishnamurti was appointed Chief Financial Officer on May 29, 2012. Other Compensation consists of a car allowance.

(6)	Mr. Gleeson’s employment began on September 15, 2011. Other compensation in 2011 includes the reimbursement of moving expenses ($28,100) and health insurance premiums ($3,560).

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential payments upon termination or change-in-control.

Mr. Zeitoun.  In the event is terminated by the Company without Cause or he terminates his employment for Good Reason, he shall receive  (a) a pro rata portion (based on the number of months of the Period of Employment worked by Executive through the date of termination relative to a full year) of the Net Target Bonus of $400,000 (for illustration, if Executive is terminated without Cause on 9/30 and the Net Target Bonus is $200,000, Executive receives $150,000 under this clause (a)), provided that this clause (a) shall not be duplicative of bonus amounts included and to be paid to Executive as Accrued Obligations; plus (b)(i) six months of Base Salary (ii) an amount equal to one half (1/2) of the Target bonus, (iii)  immediate vesting in (i.e., exercisability for) one-half (1/2) of all unvested options held by Executive;, and (iv) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of six months (or applicable additional compensation to provide that Employee bears no more cost for Benefits under COBRA for six months than Executive bore immediately prior to termination).

Mr. Gleeson. In the event is terminated by the Company without Cause or he terminates his employment for Good Reason, he shall receive  not less than two months of Base Salary and (ii) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of two months (or applicable additional compensation to provide that Employee bears no more cost for Benefits under COBRA for six months than Executive bore immediately prior to termination).

Grants of Plan-Based Awards
Name	Grant date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)

Andre M. Zeitoun, CEO (3)	11-20-12 (3)		1,742,792	1.66	2,408,539
Christopher T. Carney, Interim CFO (1) (3)	11-20-12 (3)		580,931	1.66	802,847
Nat Krishnamurti, CFO (2)	5-29-12		300,000	1.55	400,200
William Gleeson, General Counsel (3)	11-20-12 (3)		72,406	1.66	100,065

(1)	Mr. Carney was the Company’s Interim CFO from February 17, 2009 through May 28, 2012. He is currently a Vice President for Business Development.

(2)	Mr. Krishnamurti was appointed Chief Financial Officer on May 29, 2012.

(3)
Options were granted to Messrs. Zeitoun, Carney and Gleeson in November 2012 under the Company’s Long-Term Incentive Plan, which was approved by shareholders in November 2012. Options granted to Mr. Krishnamurti were granted under an individual compensation plan.

Outstanding Equity Awards at December 31, 2012

The following table provides information on the holdings as of December 31, 2012 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun (3)	1-1-09	3,949,966	- 0 -	- 0 -	$0.70	1-1-19
	2-8-11	1,742,792	- 0 -	- 0 -	$0.83	1-1-22
	11-20-12	- 0 -	1,742,792	- 0 -	$1.66	1-1-23
Nat Krishnamurti (1)	5-29-12	66,676	233,324	- 0 -	$1.55	5-1-22
Christopher T. Carney (2) (3)	1-1-09	1,316,655	- 0 -	- 0 -	$0.70	1-1-19
	2-8-11	580,930	- 0 -	- 0 -	$0.83	1-1-22
	11-20-12	- 0 -	580,931	- 0 -	$1.66	1-1-23
William Gleeson (3)	8-18-11	375,000	525,000	- 0 -	$1.90	8-18-21
	11-20-12	72,406	- 0 -	- 0 -	$1.66	11-20-22

(1)	Mr. Krishnamurti was appointed Chief Financial Officer on May 29, 2012.
(2)	Mr. Carney was Interim Chief Financial Officer from February 17, 2009 through May 28, 2012. Currently, he is Vice President for Business Development.
(3)	Messrs. Zeitoun, Carney and Gleeson were granted options in November 2012 under the Company’s Long-Term Incentive Plan established in September 2012 and approved by shareholders in November 2012.

Director Compensation for the Year Ended December 31, 2012

The following sets forth compensation (1) to the persons who served as directors in 2012.

Name	Fees Earned or Paid in Cash	Common Stock Awards	Options Awards	Total ($)

John Levy (2)	$ 50,000	$ - 0 -	$ 223,600	$ 273,600

Evan Stone (3)	$ 20,000	$ 20,000	$ - 0 -	$ 40,000

David Taft	$ 40,000	$ - 0 -	$ - 0 -	$ 40,000

Andre Zeitoun	$ - 0 -	$ - 0 -	$ - 0 -	$ - 0 -

(1)	Each director, except for the Chairman, is paid $10,000 at the beginning of each calendar quarter in cash, stock or a combination of both at the discretion of the director.
(2)
John Levy, as Chairman of the Board of Directors of Applied Minerals, Inc. is paid $12,500 at the beginning of each calendar quarter.  In January 2012 he was awarded 100,000 10-year options to purchase shares of common stock at $1.24 per share.  The options began vesting monthly, on an equal basis, beginning March 2012.  The value of the options on the grant date was $85,400.  In November 2012 Mr. Levy was awarded 100,000 5-year options to purchase common stock at $1.66 per share.  The options will begin vesting monthly, on an equal basis, beginning January 2013.  The value of the options on the grant date was $138,200.

(3)	For the year ended December 31, 2012, aggregate stock grants for director compensation were as follows: Stone – 14,865 shares.

Compensation Discussion and Analysis

The Company’s objective is to develop a range of advanced commercial applications, utilizing the unique halloysite clay and iron oxide resource located at its Dragon Mine property, and market those applications to industries seeking enhanced product functionality.  We believe the successful marketing of such applications will generate material profits for the Company, which, in turn, will create significant value for its shareholders.  To realize this objective, the Company must attract and retain individuals, including our named executive officers (“NEOs”), who possess the skill sets and experience needed to effectively develop and implement the business strategies and corporate governance infrastructure necessary to achieve commercial success.
Accordingly, compensation for the NEOs is designed to:

•	Incentivize the NEOs to lead the Company to profitability and increase shareholder value;

•	Link a significant part of NEO compensation to the Company’s long-term stock price performance, which aligns the NEOs’ financial interests with those of the Company’s shareholders;

•	Attract, motivate, and retain qualified employees;

•	Motivate the NEOs to develop long-term careers at the Company and contribute to its future prospects; and

•	Permit the NEOs to remain focused on the development of the Company’s business in the midst of actual or potential change-in-control transactions.

The Company seeks to provide competitive compensation that is commensurate with individual and company-wide performance.  Accordingly, a significant portion of the total compensation paid to the NEOs is placed at risk through long-term, equity-based incentives that are designed to encourage the NEOs to continuously enhance the Company’s financial performance and create long-term shareholder value.

The Company does not have a policy concerning minimum ownership, or hedging by executive officers, of Company securities.

The Board did not have a compensation committee until September, 2012. A compensation committee (the “Compensation Committee”) was established on September 6, 2012 and consists of Mr. Levy and Mr. Stone.  A meeting of the Compensation Committee was held on November 20, 2012, at which time compensation decisions were made. Mr. Taft was also in attendance at that meeting.

Equity Compensation Burn Rate

In evaluating an employee stock plan proposal, ISS, a leading provider of corporate governance solutions to the global financial community, will look at a company’s historical use of equity compensation and generally, ISS will recommend a vote against an employee stock plan if the company’s average three-year burn rate (an annual burn rate being  options and “full value awards” (valued at 1.5 options for burn rate purposes) divided by weighted average shares outstanding) exceeds the mean plus one standard deviation of the company’s global industry classification standard (GICS) group segmented on the basis of whether or not it is in the Russell 3000 index.  The aggregate of the mean and one standard deviation is called a “cap.”  In 2012, the cap for the Company’s GICs classification (Materials) was 6.04%.  The Company’s 2012 burn rate was 4.56% and the average burn rate for 2010, 2011, and 2012 was  3.62%.

To our knowledge, ISS has not reviewed our option burn rate practices and has not made any recommendation with respect to any matter submitted to our shareholders for a vote, whether the election of directors or the approval of any plan that provides for the issuance or equity or other compensation.

Compensation of Messrs. Zeitoun and Carney

Mr. Zeitoun has been president and CEO of the Company since 2009 and Mr. Carney was Interim CFO of the Company from February 17, 2009 through May 29, 2012.

Management Agreements with Material Advisors.  From 2009-2012, the Company was managed pursuant to management agreements with a limited liability company, Material Advisors LLC (“Material Advisors”), organized solely for the purpose of supplying senior management services to the Company.  Material Advisors was required to provide to the Company three senior managers who were the sole members of Material Advisors. Two of these individuals are Mr. Zeitoun and Mr. Carney.  The third is Eric Basroon, Vice President of Business Development.  The three members of Material Advisors insisted that the Company engage them indirectly, through the entity, Material Advisors, which the members believed would provide them an added layer of protection when they assumed the management responsibilities of a company that faced a challenging liquidity situation, an SEC investigation, and a shareholder class action lawsuit.

Under the management agreements, the Company compensated Material Advisors in cash and stock options.  Given the Company’s precarious liquidity situation, its need for a drastic operational turnaround, and the legal challenges it faced, Material Advisors sought a 10.5% equity stake, through an out-of-the-money option grant, to assume, what it considered to be, a significant managerial challenge.  Cognizant of the Company’s need to preserve cash, Material Advisors agreed to pay certain corporate expenditures out of its management fee over the term of its initial management agreement.  Additionally, Material Advisors agreed to set the exercise price of its initial option grant significantly above the market price of the Company’s common stock to demonstrate its commitment to the Company and its largest shareholder who had been, and would continue to be, a source of capital for the Company.

Allocations by Material Advisors.  Material Advisors, in its sole discretion, allocated amounts of the compensation it received from the Company to its three members.  Material Advisors was under no obligation to tell the Company how allocations were made to its three members and, until January 2012, the Company did not know such allocations.  With the exception of the bonus granted to Mr. Zeitoun in November 2012 for 2012 performance (granted to him directly and not to Material Advisors), the members used Material Advisors as a means of bargaining as a group and they made allocations of cash and stock options by agreement among themselves.  The Board’s inability to control allocations effectively took the issue of internal pay equity out of the hands of the Board.

2009 Management Agreement.  The management agreement between the Company and Material Advisors for the 2009-2011 period (“2009 Management Agreement”) provides useful background for understanding the Board’s actions in connection with 2012 compensation.  The 2009 Management Agreement was negotiated in late 2008 at a time when the Company faced a precarious liquidity situation; required new capital; had generated little revenue no near-term revenue prospects; had no operations and no senior management; was delinquent for over a year in its SEC reporting; was operating without a permanent management team; was delinquent with its SEC filings; and faced a securities’ law class action and an SEC investigation.

The compensatory terms of the 2009 Management Agreement were, in large part, influenced by the significant operational challenges and financial risks that Material Advisors would face as management of the Company.

Under the 2009 Management Agreement, the cash compensation to Material Advisors was $1 million  per year.  Of that amount, Material Advisors was required to pay certain of the Company’s expenses (marketing, office rent, and travel and entertainment, among others).  From 2009 through 2011, the corporate expenses assumed by Material Advisors averaged $450,000 annually.  The Board did not know these amounts until January, 2012.

Under the 2009 Management Agreement, Material Advisors was granted an option to purchase 6,583,271 shares of the Company’s Common Stock. The option vested over a three-year period.  The number of shares of Common Stock subject to the options was selected so that the option, vesting over a three-year period, would give Material Advisors the right to acquire 10.5% (or 3.5% per year) of the total outstanding shares of Common Stock determined as of January 1, 2009, on a fully diluted basis (not including the shares subject to the grant of options to Material Advisors).   The options were granted with an exercise price of $0.70 per share at a time when the market price of the Company’s common stock was $0.10 per share or 700% out-of-the-money.  The Black-Scholes value of the option was $379,855 at the date of grant.

Material Advisors allocated the cash compensation it received from the Company to its members after payment of certain Company expenses.  From 2009-2011, Mr. Zeitoun’s cash compensation allocated from Material Advisors averaged $288,000 per year and Mr. Carney’s averaged $125,000 per year.   Material Advisors allocated the 60% of the option to Mr. Zeitoun and 20% to Mr. Carney.  The remaining cash and options were allocated to Mr. Basroon.

For purposes of the 2009 Management Agreement, compensation to Material Advisors was not benchmarked against peers. In addition to the obvious difficulty of benchmarking compensation under a management agreement (as opposed to benchmarking an individual’s compensation), benchmarking compensation against peers was not  meaningful as the creation of an applicable peer group was very difficult given the unique challenges facing the Company.

Conditioning all or part of Material Advisors’ compensation on the achievement of performance goals appeared inappropriate given that under the circumstances (no operations, no revenues, no near- or mid-term prospects of revenues, among others), there was no real basis for establishing and prioritizing performance goals and time periods for their achievement.   At the time, Material Advisors was engaged to manage the Company, the financial and legal fates of Applied Minerals were so uncertain that the only performance goal that could be defined and measured was the Company’s continuation or non-continuation as a going concern.

The Board, due to the Company’s tenuous financial condition, decided it was prudent to heavily weight Material Advisors’ overall compensation package provided in the 2009 Management Agreement toward stock options that would have value only if the market price of the Company’s stock increased significantly.  In light of the extreme out-of-the-money nature of the options, the compensation package can be seen as heavily weighted toward performance pay.

2012 Compensation. In February 2011, the Board agreed to a management agreement with Material Advisors LLC for the year 2012 (“2012 Management Agreement”).   The 2012 Management Agreement provided for cash compensation of $1 million.  The $1 million for 2012 was the same annual amount being paid as the annual amount paid in the 2009-2011 period.  Material Advisors was initially required to bear the same Company expenses as it had done under the 2009 Management Agreement for 2012, but was subsequently relieved of the responsibility, as described below.  The 2012 Management Agreement also provided for the grant of an option to acquire 2,907,653 shares of the Company’s Common Stock.  The per share exercise price was the current market price on the date of grant ($0.83 per share).  The number of shares of Common Stock subject to the option was equivalent to 3.5% of the number of the fully diluted number of outstanding shares of Common Stock on the date of grant (including the grant under the 2009 Management Agreement but not the grant under the 2012 Management Agreement). The February 2011 option grant was priced at the money as compared to the significantly out-of-the-money option granted in December 2008.    Given the operational progress and improved financial status achieved by management, the Board and Material Advisors agreed there would be no reason this time to grant an out-of-the-money option to Material Advisors to demonstrate its commitment to the Company.  In February 2011, the Board did not know how Material Advisors allocated cash and stock options to its members or the amount of Company expenses borne by Material Advisors.

The Black-Scholes value of the options on the grant date was $1,969,395.   In considering the number of options to be granted, the Board focused primarily on the number of options as a percentage of the fully diluted shares as opposed to the Black-Scholes value.

In February 2011, the Company desire to lock in an agreement for the future services of Material Advisors in order to assure continuity of management. At the same time, Material Advisors was anxious to resolve any uncertainty about its future role with the Company.  Both sides believed that it would be appropriate and more efficient to model the 2012 compensation package based on the 2009 Management Agreement.

Although significant progress had been made by Material Advisors in resolving some of the many problems facing the Company, benchmarking against peers continued to seem inappropriate because of the difficulties in finding not only other companies managed under an agreement to supply senior executives to the Company, but also other companies facing the same array of problems.

Although management had significantly resolved many of the legacy issues that had burdened the Company, it was still a pre -revenues operation focused on creating products that were to be sold into new markets.  As such, establishing specific performance goals and associated timelines to evaluate management would not be feasible. Accordingly, the compensation package did not link compensation, including vesting of stock options, to the achievement of predetermined performance goals.

The Board believed that the compensation package was designed to reward short-term performance and to encourage employee retention through the salary portion of the compensation package and to reward long-term performance and sustained growth in stock price through the significant amount of shares of Common Stock available for purchase under the options granted to Material Advisors.  The cash portion was considered inadequate for the efforts and skill that the three member of Material Advisors would bring to the task.

In January 2012, the Board learned for the first time the amounts of Company expenses that Material Advisors had been responsible for in 2009-2011 and the allocations that had been made by Material Advisors.  It also learned that 2012 compensation to Material Advisors would be allocated 60% to Mr. Zeitoun and 20% to Mr. Carney.  The other 20% of 2012 compensation was to be allocated to Mr. Basroon.

In December 2011, the Company had raised $10 million through the sale of common stock and warrants in a complex transaction designed to limit dilution without the use of an investment banker.  Thereafter, the Board believed that for the first time there were sufficient funds to reward Material Advisors appropriately for its past efforts.  The size of the bonus was determined, in large part, on the amount of money Material Advisors saved the Company through (i) its assumption of the CFO position and (ii) the fees the Company avoided paying as a result of Material Advisors raising approximately $21.6 million capital for the Company without the aid of an agent or broker.

After negotiations with Mr. Zeitoun on behalf of Material Advisors, the Board agreed that it was appropriate to relieve Material Advisors of its obligation to continue to pay certain Company expenses (which are noted above).  Relieving Material Advisors of this obligation had the effect of increasing the amount of cash distributable in 2012 by Material Advisors to its three members from approximately $550,000 (based on 2009-2011 experience) to $1 million. The Board also agreed to grant Material Advisors a bonus of $750,000 in respect of outstanding performance in the 2009-2011 period and took into account the Company’s improved financial condition (having raised $10 million in December 2011 through the sale of stock and warrants).  This $750,000 bonus was also allocated 60% to Mr. Zeitoun ($450,000) and the remaining 40% allocated to Messrs. Carney and Basroon.  In making these compensation decisions, the Board took into account the substantial progress that the Company had made during the 2009-2011 period, and the fact that the market price of the common stock had increased 1200% during the period of the 2009 Management Agreement.  The Board believed that it was important to make up for what had seemed to be inadequate past compensation in order to further motivate the members of Material Advisors to perform services for the Company in the future.  For the same reasons as noted above in connection with compensation decisions in February 2011, the Board did not believe that benchmarking or tying any part of cash compensation to the achievement of performance goals was appropriate.

On November 20, 2012, the Board and Material Advisors decided that the Company would deal with the three members of Material Advisors individually and, beginning in 2013, would not engage them through Material Advisors.

On November 20, 2012, the Board determined to grant Mr. Zeitoun a $400,000 cash bonus for exceptional 2012 performance, payable in the first week of 2013.  The Board believed that the additional cash bonus was an appropriate means of motivating and retaining Mr. Zeitoun.  On Mr. Zeitoun’s recommendation, no bonuses for 2012 were awarded to the other members of Material Advisors.

Mr. Zeitoun’s compensation for 2012 as reported in the Summary Compensation Table was significantly in excess of the compensation of the next highest paid NEO and the average of compensation of three NEOs other than Mr. Zeitoun.  But as noted in the footnotes to the Summary Compensation Table and in this CD&A, $450,000 of the 2012 compensation was paid for performance in prior years and $400,000 was awarded in 2012 but payable in 2013. To the extent that differentials could raise issues of internal pay equity, in the opinion of the Board, Mr. Zeitoun's compensation is fully justified by his expertise, his role in raising capital from investors without the use of investment bankers, his  general management of the Company, his role in the marketing and sales efforts of the Company and by the fact that his efforts far exceed the contributions and efforts of other employees.

In February 2011, the Board believed that the structure of the compensation package was heavily weighted toward “pay-for-performance” in that the options incentivized the members of Material Advisors to manage the Company in a manner such that the market price of the Common Stock would increase.  The Board did not believe that the increases in cash compensation in January 2012 and (for Mr. Zeitoun) in November 2012 undermined the essential incentive structure of the compensation package because (i) the level of his cash compensation is less than what he had earned in past years and (ii) such a significant percentage of his future compensation is represented by his option grants.   The increases did bring the cash component more in line with the contribution and efforts of management.

2013 Compensation.  On November 20, 2012, the Board agreed to compensate the three members of Material Advisors directly beginning with calendar year 2013 and determined the 2013 compensation for such persons.  The 2013 cash compensation for Mr. Zeitoun would be $600,000 and, on Mr. Zeitoun’s recommendation, Mr. Carney’s would be $200,000.  Options to purchase 1,742,581 shares of Common Stock were granted to Mr. Zeitoun (with a Black-Scholes value of $2,408,539) and, on Mr. Zeitoun’s recommendation, an option to purchase 580,531 shares of Common Stock was granted to Mr. Carney (with a Black-Scholes value of $802,847).  Together with the options granted to Mr. Basroon, these options, in the aggregate, were equivalent to 2.7% of the outstanding shares of Common Stock on a fully diluted basis (including options granted under the 2009 and 2012 Management Agreements, but not the options subject to this grant) on the date of the option grant. The options vest over the period of the employment agreements (2013), vesting on the first day of the month following a month of the employment agreement beginning February 1, 2013 with the last vesting on January 1, 2014 .  The options have an exercise price equal to market price of the Common Stock on the date of grant.  The Board also agreed that Mr. Zeitoun would be eligible for a target bonus for 2013 of $400,000 but that the amount could be more or less depending on Mr. Zeitoun’s 2013 performance.  The criteria for determining performance will be decided at the time the Board makes a decision as to whether to award a bonus.  These criteria may include quantitative and qualitative considerations such as sales, entering to arrangements with joint ventures and similar “reach through” arrangements, increases in market capitalization, development of corporate staff, management of plant expansions.

To assist in determining 2013 compensation for Mr. Zeitoun, the Compensation Committee sought advice from a compensation consultant from Hay Associates.

The compensation consultant used market data in his analysis that was drawn from the following sources:  public peer group in the mining and metals sector (13 companies; Comstock Mining Inc., General Moly Inc., Gold Reserve Inc., Golden Minerals Co., Midway Gold Corp, Mines Management Inc, Paramount Gold and Silver, Prospect Global Resources, Rare Element Resources Ltd , Revett Minerals Inc. Ruby Creek Resources Inc., Searchlight Minerals Corp,  and Vista Gold Corp)  and specialty chemical sector (7 companies; Monarch Cement Co, Northern Tech Intl, ADA-ES Inc, Chase Corp, Material Sciences Corp, Senonyx Corp, and Zoltek Cos Inc); the 2012 Hay Group Global Mining Compensation Review for pay-mix purposes; and a sample of companies recently completing an initial public offering as set forth in the Hay Group IPO Reporter (Matador Resources Company, Bonanza Creek Energy, Inc., Carbonite, Inc, C&J Energy, SunCoke Energy, KiOR, Compressco Partners, L.P., Solazyme, Inc., Energy Partners LP, International Corp., Kinder Morgan, Inc., Gevo, Inc., Primo Water Corporation, Amyris, Inc., Molycorp, Inc., Oasis Petroleum LLC, Aluminum Holding Corporation, Douglas Dynamics, Inc., Global Geophysical Services, Inc., Metals USA Holdings Corp., Graham Packaging Company Inc., Cellu Tissue Holdings, Inc.)   The consultant stated that the analysis focused on annual compensation mix and levels relative to market as well as CEO equity ownership relative to other companies recently completing an initial public offering.  The basis for selecting peer group companies consisted of the following factors: assets, market capitalization, the nature of the business, the talent market, complexity, and the market share.
Compared to the peer group companies in the mining sector as well as the specialty chemicals sector in the IPO Reporter sample, the Board determined that Mr. Zeitoun’s 2012 compensation was above the 75th percentile. It also determined that Mr. Zeitoun’s 2012 pay mix (as among salary, bonus, and options) was generally well aligned with the pay mixes in the samples noted above.

The consultant stated that there is no perfect model for determining what the appropriate compensation for a CEO should be.  He said that the Compensation Committee will have to review the data presented in his report and use its business judgment to create a package that  will be motivational to the CEO, and also retain him, as the Board believed that he is key to the success of the business.  He also said that while the Company’s CEO position may have a certain “market value,” it is imperative that the Committee should also consider the contribution and value that Mr. Zeitoun brings to the position and, in particular, the facts that (i) Mr. Zeitoun has raised substantial sums of money without the Company having to use investment bankers thereby saving substantial commissions, (ii) Mr. Zeitoun is leading the Company’s technology development to further commercialize its products, and (iii) serving multiple roles (CEO and COO).

The Board noted differences between the Company and many of the mining companies in the peer group.  In particular, many of the peer group companies were gold companies. It noted that entities involved in the gold-mining business are not engaged in businesses that have anywhere near the complexity of the Company’s business. In particular, the Board noted that gold companies have a product with a ready market; thus, they do not have to develop a market, as the Company must do. The Board also noted that the stockholder return under Mr. Zeitoun’s leadership and, in particular, the Company’s market capitalization, had increased from $10 million to $150 million under Mr. Zeitoun’s leadership.  Mr. Zeitoun indicated that he believed that for peer-group comparison purposes, the Company was more like a developmental pharmaceutical company.  Other members of the Board also agreed that the Company was more like developmental pharmaceutical, biotech and software companies.

The consultant indicated that he thought that “in this market” compensation for the CEO was $1.2 to $1.3 million, split 50/50 between cash and equity.  The Board  said that the consultant thought a higher amount was not unjustifiable and not inconsistent with what the directors believe to be appropriate.

In response, the consultant noted that the Compensation Committee could take into account a number of factors related to the business and individual circumstances, including the fact that Mr. Zeitoun raises money for the business without receiving commissions and he has “the contacts” that drive and support the business.

The Board, without Mr. Zeitoun, independently considered Mr. Zeitoun’s value to the Company.  The Board believes that he is extremely knowledgeable about the Company’s mineralization and its mining and processing activities; is crucial to its marketing and sales activities;   provides strategic and day-to-day guidance to the Company, and is indispensible to, and not immediately replaceable by, the Company.   Finally, the Board also considered the increase in the market price of the common stock during Mr. Zeitoun’s tenure, an increase of 1,600%, which the Board largely attributed to Mr. Zeitoun and his leadership.  On the basis of the foregoing, the Board decided Mr. Zeitoun’s 2013 compensation, as set forth above.

Mr. Gleeson
William Gleeson, our General Counsel, was hired as of September 15, 2011.  Mr. Gleeson’s three-year employment agreement provides for annual cash compensation of $200,000 plus a 10-year option to purchase up to 900,000 shares of Common Stock at an exercise price of $1.90 per share, which was above the $1.74 market price on the date of grant, September 15, 2011.   The Black-Scholes value of the options was $1,370,340 on the date of grant.  The option vests in 36 monthly installments beginning September 15, 2011.  Mr. Gleeson’s employment may be terminated at will.  The Company did not use a compensation consultant in connection with the employment agreement.

The compensation package in the employment agreement reflects Mr. Gleeson’s familiarity with the Company and its legal issues resulting from his representation of the Company beginning in January 2008.  The relative mix of cash and options reflects the Company’s strained cash position and its near-term revenue prospects at the time of the hiring, with the number of options designed to compensate for the relatively low cash compensation.  The vesting of the options was not tied to any performance standards because at the time, given the Company’s limited amount of sales and its lack of profitability, it was deemed that the meaningful performance standards could not be established.  For the same reason, the Company did not establish performance standards for bonus awards. The Company did not use compensation consultants in connection with Mr. Gleeson and did not benchmark compensation.  No cash bonus was awarded to Mr. Gleeson.

On November 20, 2012, the Board, in the recommendation of Mr, Zeitoun,  awarded Mr. Gleeson 72,406 stock options with a Black-Scholes value of $100,065 because of exemplary performance in 2012.

Mr. Krishnamurti

In May 2012, the Company, on the recommendation of Mr. Zeitoun, hired Mr. Krishnamurti under a three year employment agreement calling for an annual salary $180,000 and an option grant to purchase 300,000 shares of the Company’s Common Stock with Black-Scholes value of $400,200 determined on the date of grant.  The terms, including the compensation amounts and the number of options, as well as the mix between those elements, were negotiated by the parties and the Board believed that the compensation package reflected Mr. Krishnamuti’s expertise and experience, and gave him appropriate long-term incentive through the stock options.

Tax and accounting treatment of compensation

Deductibility Cap on Executive Compensation.  The Compensation Committee is aware that Section 162(m) of the Internal Revenue Code treats certain elements of executive compensation in excess of $1 million a year as an expense not deductible by the Company for federal income tax purposes.

Mr. Zeitoun’s compensation for the Company’s 2012 tax purposes was $1,050,000 and was not performance-based, so that $50,000 will not be deductible. The Compensation Committee reserves the right to pay compensation that may be non-deductible to the Company if it determines that it would be in the best interests of the Company

Tax and Accounting Treatment of Options.  We are required to recognize in our financial statements compensation cost arising from the issuance of stock options under a fair value methodology.  GAAP requires that such that compensation cost is determined using fair value principles (we use the Black-Scholes method of valuation), and is recognized in our financial statements over the requisite service period (generally the vesting period) of an instrument. However, the tax deduction is only recorded on our tax return when the option is exercised. The tax benefit received at exercise and recognized in our tax return is generally equal to the intrinsic value of the option on the date of exercise.

Compensation Committee Report

The Board, acting as the Compensation Committee, has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the Board of Directors recommended and determined to include the Annual Report on Form 10-K.  The Compensation Committee members of the Board of Directors include John Levy and Evan Stone.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Authorized Shares

As of February 9, 2013 the Company had:

•	200,000,000 authorized shares of Common Stock;

•	94,389,642 issued shares of Common Stock

•	116,097,661 issued shares of Common Stock, assuming the exercise of outstanding stock options and warrants

Ownership Tables

The following table sets forth, as of February 9, 2013, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The percentage of common stock beneficially owned is based on 94,389,642 shares of common stock outstanding as of February 9, 2013 plus a person’s shares subject to options granted that have vested.
	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned

Andre Zeitoun (3) (4) (5)	7,601,038	7.6%
John Levy (4) (6)	497,624	*
David Taft (4) (7) (8)	22,331,153	23.7%
Evan Stone (4) (9)	297,575	*
Nat Krishnamurti (3) (10)	91,675	*
William Gleeson (3) (11)	547,406	*
All Officers and Directors as a Group	31,366,471	30.8%
IBS Capital, LLC	22,331,153	23.7%
Samlyn Capital, LLC (12) (13)	15,000,000	15.1%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, NY 10012.
(2)
Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.  Except as noted below, all shares are owned directly and the person has sole voting power.

(3)	Executive Officer.
(4)	Director.
(5)
Mr. Zeitoun’s holdings include: (i) options (held through Material Advisors) to purchase 3,949,966 shares of common stock at $0.70 per share expiring in January 2019; (ii) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in February 2021; and (ii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November 2022.

(6)
Mr. Levy’s holdings include: (i) options to purchase 125,000 shares at $0.70 per share expiring October 2014; (ii) options to purchase 60,000 shares of common stock at $1.00 per share expiring in March 2015; (iii) options to purchase 100,000 shares of common stock at $0.83 per share expiring in March 2016; (iv) options to purchase 100,000 shares of common stock at $1.24 per share expiring March 2017; and (v) options to purchase 16,667 shares of common stock at $1.66 per share expiring in November  2022.

(7)
Mr. Taft is the president of IBS Capital LLC.  He has beneficial ownership of shares owned by funds of which IBS Capital LLC is the general partner or investment manager, having sole voting and investment power.

(8)
IBS Capital, LLC, One International Place, Boston, Massachusetts 02110, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities.  One fund, The IBS Turnaround Fund (QP) (A Limited Partnership), owned 12,306,847 shares (13.1% of shares outstanding) at February 9, 2013.  Another fund, The IBS Turnaround Fund (A Limited Partnership), owned 6,102,712 shares (6.4% of outstanding shares) at February 9, 2013.  Another fund, The IBS Opportunity Fund, Ltd, owned 3,921,594 shares (4.1% of outstanding shares) at February 9, 2013.  The intro says the ownership is as of Feb 28

(9)	Mr. Stone’s holdings include options to purchase 200,481 shares of common stock at $0.83 per share expiring in February 2016.
(10)	Mr. Krishnamurti’s holdings include options to purchase 91,675 shares of common stock at $1.55 per share expiring in May 2022.
(11)
Mr. Gleeson’s holdings include options to purchase 475,000 shares of common stock at $1.90 per share expiring in September 2021, and options to purchase 72,406 shares of common stock at $1.66 per share expiring in November 2022.

(12)
Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities.  One fund, Samlyn Onshore Fund, L.P., owned, at February 9, 2013, 3,850,000 shares and a warrant to purchase 1,925,000 shares of common stock for $2.00 per share.  Another fund, Samlyn Offshore Master Fund, Ltd., owned, at February 9, 2013, 6,150,000 shares of common stock and a warrant to purchase 3,075,000 shares of common stock for $2.00 per share.  The ownership of Samlyn Onshore Fund, L.P. is 6.0% adjusted for the dilutive effect of the options issued to Samlyn Onshore Fund, L.P. and Samlyn Offshore Master Fund, Ltd. The ownership of Samlyn Offshore Master Fund, Ltd. is 9.5% adjusted for the dilutive effect of the options issued to Samlyn Onshore Fund, L.P. and Samlyn Offshore Master Fund, Ltd.

(13)
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

Transactions with Related Persons

Eric Basroon, Mr. Zeitoun’s brother-in-law, is a member of Material Advisors and was employed by the Company in 2012 as Vice President of Business Development.  In 2012, he received through Material Advisors a salary of $200,000, a bonus of $150,000 and 580,930 stock options with a Black-Sholes value of $802,847.  He is being compensated directly for 2013 with a salary of $200,000 and 580,930 options.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP was selected by our Board of Directors as the Company’s independent accountant for the fiscal year ending December 31, 2012.

The following table presents fees for audit services rendered by EisnerAmper LLP and PMB Helin Donovan, the independent auditors for the audits of the Company’s annual consolidated financial statements for the years ended December 31, 2012 and 2011, respectively.  Tax services were provided by PMB Helin Donovan for the 2011 tax year.

	December 31, 2012	December 31, 2011

Audit Fees (1)	$166,352	$ 78,080
Audit-Related Fees	--	--
Tax Fees (1)	7,500	4,225
All Other Fees	--	--

Total	$173,852	$ 82,305

(1)	PMB Helin Donovan LLP was our auditor for the 2011 year-end audit and the first quarter of 2012 review. EisnerAmper LLP replaced PMB Helin Donovan LLP starting with the second quarter 2012 review.
(2)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:
•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2012	$11,938	$13,168	$--	$25,106
2011	$--	$11,938	$--	$11,938
2010	$--	$--	$--	$--

Valuation allowance for deferred tax assets
2012	$12,820,923	$3,903,777	$--	$16,724,700
2011(a)	$10,077,901	$2,743,022	$--	$12,820,923
2010(a)	$8,278,350	$1,799,551	$--	$10,077,901

(a)	Restated

INDEX TO EXHIBITS
Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
10.1	Form of investment agreement used in connection with capital raise in September, 2012	(3)
10.2	Form of Investment Agreement used in connection with January, 2013 capital raise	(4)
10.3	Amended Agreement with Material Advisors LLC for 2012	(5)
10.4	2012 Long Term Incentive Plan and Short Term Incentive Plan	(6)
10.5	Terms of private placements of securities	(7)
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of PMB Helin Donovan LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
EX-101.CAL	XBRL CALCULATION LINKBASE DOCUMENT	*
EX-101.LAB	XBRL LABEL LINKBASE DOCUMENT	*
EX-101.PRE	XBRL PRESENTATION LINKBASE DOCUMENT	*
EX-101.SCH	XBRL SCHEMA DOCUMENT	*
EX-101.INS	XBRL INSTANCE DOCUMENT	*
EX-101.DEF	XBRL DEFINITION LINKBASE DOCUMENT	*
* filed herewith

1)	Incorporated by reference to exhibit 3(i)(a)1included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012.

2)	Incorporated by reference to exhibit3(i)(b) included in the Registrant's Current Report on Form 8-K filed November 26, 2012.

3)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed October 1, 2012

4)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed January 23, 2012.

5)	Incorporated by reference to exhibits10.15 .2 included in the Registrant's Annual Report on Form 10-K/A filed August 9, 2012

6)	Incorporated by reference to Exhibits 99.1 and 99.2 1included in the Registrant's Current Report on Form 8-K filed on November 26, 2012

7)
Incorporated by reference to Items 3.02, 8.01, 8.01,2.03, 2.03, 2.03 and 2.03 included in the Registrant's Current Reports on Form 8-K filed on January 16, 2009, May 29, 2008, September 29, 2008, January 7, 2009, April 10, 2009, May 4, 2009, October 26, 2009, May 20, 2010, October 28, 2010, March 31, 2011, April 18, 2011, June 27, 2011, and December 27, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2013.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ NAT KRISHNAMURTI
Nat Krishnamurti
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	March 15, 2013
John F. Levy

/s/ ANDRE ZEITOUN	Director	March 15, 2013
Andre Zeitoun

/s/ EVAN STONE	Director	March 15, 2013
Evan Stone

/s/ DAVID TAFT	Director	March 15, 2013
David Taft