Form 10-Q
period 2013-03-31
Applied Minerals, Inc.
filed 2013-05-09
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

□	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2013 was 94,410,158.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)

FIRST QUARTER 2013 REPORT ON FORM 10-Q

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,729,502	$3,356,103
Accounts receivable, net of allowance of $25,106 at
March 31, 2013 and December 31, 2012, respectively	24,234	7,778
Deposits and prepaid expenses	373,014	379,941
Total Current Assets	6,126,750	3,743,822

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and equipment, net	3,219,930	2,895,742
Total Property and Equipment, Net	4,329,868	4,005,680

Other Assets
Deposit	68,958	68,958
Total Other Assets	68,958	68,958

TOTAL ASSETS	$10,525,576	$7,818,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$678,997	$1,155,327
Stock awards payable	140,000	154,000
Current portion of notes payable	355,399	413,470
Total Current Liabilities	1,174,396	1,722,797

Long-Term Liabilities
Long-term portion of notes payable	130,617	184,426
Warrant derivative	1,450,000	1,945,000
Total Long-Term Liabilities	1,580,617	2,129,426

Total Liabilities	2,755,013	3,852,223

Commitments and Contingencies	- 0 -	- 0 -

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 120,000,000 shares authorized,
94,400,247 and 90,619,444 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	94,400	90,619
Additional paid-in capital	59,513,500	52,634,064
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(31,827,841)	(28,748,950)
Total Stockholders’ Equity	7,770,563	3,966,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,525,576	$7,818,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2013	2012	March 31, 2013

REVENUES	$25,086	$55,402	$283,780

OPERATING EXPENSES:
Production costs	15,767	42,492	199,583
Exploration costs	1,367,612	694,964	10,918,335
General and administrative	2,145,423	2,009,341	20,105,220
Depreciation expense	78,798	81,076	894,986
Loss on impairment and disposition
of land and equipment	-0-	- 0 -	60,512
Total Operating Expenses	3,607,600	2,827,873	32,178,636

Operating Loss	(3,582,514)	(2,772,471)	(31,894,856)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of
deferred financing cost and debt discount	(4,933)	(3,190)	(1,476,971)
Gain on revaluation of warrants	495,000	990,000	1,350,000
Gain (loss) on revaluation of stock award	14,000	(21,000)	(232,500)
Other income (expense)	(444)	(544)	425,424
Total Other Income	503,623	965,266	65,953

Loss from continuing operations	(3,078,891)	(1,807,205)	(31,828,903)

Income (loss) from discontinued operations	-0-	(1,835)	53,382

Net loss	(3,078,891)	(1,809,040)	(31,775,521)

Net income attributable to the non-controlling interest	-0-	- 0 -	(52,320)

Net Loss Attributable to Applied Minerals	$(3,078,891)	$(1,809,040)	$(31,827,841)

Loss Per Share (Basic and Diluted):

Loss per share from continuing operations	$(0.03)	$(0.02)
Loss per share from discontinued operations	-0-	- 0 -

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.02)

Weighted Average Shares
Outstanding (Basic and Diluted)	93,681,139	89,136,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2012	90,619,444	$90,619	$52,634,064	$(20,009,496)	$(28,748,950)	$3,966,237

Shares issued for directors fees
and other services	24,046	24	38,351	-0-	-0-	38,375

Shares issued to third parties for cash	3,756,757	3,757	5,556,243	-0-	-0-	5,560,000

Stock-based compensation
expense for consultants
and directors	-0-	-0-	1,284,842	-0-	-0-	1,284,842

Net Loss	-0-	-0-	-0-	-0-	(3,078,891)	(3,078,891)

Balance, March 31, 2013	94,400,247	$94,400	$59,513,500	$(20,009,496)	$(31,827,841)	$7,770,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage )
	March 31,		through
	2013	2012	March 31, 2013

Cash Flows From Operating Activities:
Net loss	$(3,078,891)	$(1,809,040)	$(31,827,841)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	78,798	81,076	894,986
Amortization of deferred financing costs	-0-	- 0 -	150,000
Amortization of discount – PIK Notes	-0-	- 0 -	367,534
Issuance of PIK Notes in payment of interest	-0-	- 0 -	863,870
Stock issued for director and consulting services	38,375	30,999	390,199
Stock-based compensation expense	1,284,842	641,112	6,516,293
Gain on revaluation of warrant derivative	(495,000)	(990,000)	(1,350,000)
(Gain) loss on revaluation of stock awards	(14,000)	21,000	232,500
Gain on stock award forfeiture	-0-	- 0 -	(145,000)
Gain on disposition of assets	-0-	- 0 -	5,390
Gain on settlement of debts	-0-	- 0 -	(101,380)
Other non-cash expense (income)	-0-	- 0 -	(28,587)
Provision for doubtful accounts	-0-	- 0 -	25,106
Loss on impairment of assets	-0-	- 0 -	66,881
Change in operating assets and liabilities:
Accounts receivable	(16,456)	10,248	(49,296)
Deposits and prepaids	45,299	(33,730)	191,214
Accounts payable and accrued expenses	(489,697)	(10,538)	459,055
Net cash (used in) provided by discontinued operations	-0-	- 0 -	603,585
Net cash used in operating activities	(2,646,730)	(2,058,873)	(22,735,491)

Cash Flows From Investing Activities:
Purchases of land and mining property	-0-	- 0 -	(72,923)
Purchases of property and equipment	(402,986)	(49,389)	(808,601)
Deposits related to acquisition of equipment	-0-	- 0 -	(1,421,433)
Proceeds from sale of assets	-0-	- 0 -	151,000
Net cash provided by discontinued operations	-0-	- 0 -	434,670
Net cash used in investing activities	(402,986)	(49,389)	(1,717,287)

Cash Flows From Financing Activities:
Payments on notes payable	(136,885)	(60,392)	(1,272,331)
Payments on leases payable	-0-	(10,094)	(431,088)
Proceeds from insurance settlement	-0-	- 0 -	115,000
Proceeds from notes payable	-0-	- 0 -	124,129
Proceeds from PIK notes payable	-0-	- 0 -	9,600,000
Proceeds from sale of common stock	5,560,000	- 0 -	21,370,000
Payments for legal settlement	-0-	- 0 -	(170,000)
Net cash used by discontinued operations	-0-	- 0 -	(56,431)
Net cash provided by (used in) financing activities	5,423,115	(70,486)	29,279,279

Net change in cash and cash equivalents	2,373,399	(2,178,748)	4,826,501

Cash and cash equivalents at beginning of period	3,356,103	10,170,536	903,001

Cash and cash equivalents at end of period	$5,729,502	$7,991,788	$5,729,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
				For the Period
				January 1, 2009
				(Beginning of
	For the three months ended			Exploration Stage )
	March 31,			through
	2013	2012		March 31, 2013

Cash Paid For:
Interest	$6,487		$4,312	$111,229
Income Taxes	$2,834	$	- 0 -	$4,849

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and accrued interest to common stock	$-0-	$	- 0 -	$11,459,738
Property and equipment financed on lease	$-0-	$	- 0 -	$197,000
Property and equipment financed with notes payable	$-0-	$	- 0 -	$642,088
Prepaid insurance financed with note payable	$25,005	$	- 0 -	$337,513
Land reclassified from assets held for sale to land and mining property	-0-		-0-	$445,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented.  Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012, included in the Company's Annual Report filed on Form 10-K for such year.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.  The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America ("GAAP").  These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay. The Dragon Mine also contains deposits of iron ore that the Company plans to commercialize in addition to the halloysite clay.  The Company is currently in various phases of commercial scale trials with several organizations in various markets with respects to uses of halloysite clay.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company
From 1997 through 2008, the Company’s sole source of revenue and income was derived from its contract mining business through which it provided shaft sinking, underground mine development and mine labor services. At December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate its efforts on the commercialization of the halloysite clay deposit at the Dragon Mine.

Effective January 1, 2009, we were, and still are, classified as an exploration company as the existence of proven or probable reserves have not been demonstrated and no significant revenue has been earned from the mine.  Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its controlled subsidiary, Park Copper and Gold Mining Company Limited (“Park Copper”). The financial information related to Park Copper was consolidated into the Company’s consolidated financial statements in 2010.  In 1999 we acquired 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho.  At December 31, 2011, the investment in Park Copper was fully impaired.

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

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less.  The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.  The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

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

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated Useful Life
Building and Building Improvements	20 – 40 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $78,798 and $81,076, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

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

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs will be capitalized and will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

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

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company instituted formal long-term and short-term incentive plans on November 20, 2012, when they were approved by its shareholders.  Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Per share data
Loss per share for the three months ended March 31, 2013 and 2012, respectively, is calculated based on 93,681,139 and 89,136,400 weighted average outstanding shares of common stock.
At March 31, 2013 and 2012, respectively, the Company has outstanding options and warrants to purchase 21,706,267 and 18,247,188  shares of Company common stock, which were not included in the diluted computation as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of ASU 2011-05 did not have any impact on the Company’s condensed consolidated financial statements because at March 31, 2013 and 2012, the Company did not have any comprehensive income items.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (“AOCI”) either in the notes or parenthetically on the face of the income statement.  As the Company has no AOCI, adoption of this ASU has no impact on the Company's financial statements.

NOTE 4 - STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  Shortly after the time of the grant in 2007, Mr. Gaensbauer resigned his position without the shares being issued.  As such, the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company's stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue. The value of the outstanding stock awards at March 31, 2013 and December 31, 2012 were $140,000 and $154,000, respectively, thus resulting in a $14,000 gain on the revaluation of the remaining stock award for the three months ended March 31, 2013.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate.  Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of March 31, 2013 and December 31, 2012.

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$83,273	$97,769
Note payable for mining equipment, payable $950 monthly, including interest (b)	29,585	31,565
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	132,004	142,840
Note payable for mining equipment, payable $7,409 monthly, including interest (d)	-0-	10,130
Note payable for mining equipment, payable $5,000 monthly, including interest (d)	39,188	53,517
Note payable for mine site vehicle, payable $628 monthly, including interest (e)	33,303	35,816
Note payable for mining equipment, payable $5,000 monthly, including interest (f)	53,517	64,708
Note payable for mining equipment, payable $1,632 monthly, including interest (g)	29,216	32,192
Note payable to an insurance company, payable $16,604 monthly, including interest (h)	68,315	98,714
Note payable to an insurance company, payable $4,447 monthly, including interest (i)	17,615	30,645
	486,016	597,896
Less: Current Portion	(355,399)	(413,470)
Notes Payable, Long-Term Portion	$130,617	$184,426

(a)
On July 7, 2011, the Company purchased mining equipment for $198,838 by issuing a note with an implicit interest rate of 9.34%.  The note is collateralized by the mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011

(b)
On April 17, 2012, the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%.  The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012

(c)
On July 23, 2012, the Company purchased mining equipment for $169,500 by issuing a note with an interest rate of 5.5%.  The note is collateralized by the mining equipment with payments of $6,060 for 30 months, which started on August 25, 2012

(d)
On July 19, 2012, the Company purchased two pieces of mining equipment that had been leased for $39,042 and $79,735, respectively, by issuing notes with an implicit interest rate of 5.5% and are collateralized by the mining equipment with payments of $ 7,409 and $5,000 for 4 and 15 months, respectively

(e)
On September 20, 2012, the Company purchased a vehicle for the mine site for $37,701 by issuing a note with an interest rate of 0%.  The note is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012

(f)
On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $67,960 by issuing a note with an effective interest rate of 5.5%.  The note is collateralized by the mining equipment with payments of $3,518 for three months, then $5,000 for twelve months

(g)
On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $33,748 by issuing a note with an effective interest rate of 5.5%.  The note is collateralized by the mining equipment with payments of $1,632 for five months, then $2,250 for twelve months

(h)
The Company signed a note payable with an insurance company dated October 17, 2012 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%.  The note will mature in June 2013.

(i)	The Company signed a note payable with an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note will mature in July 2013

The following is a schedule of the principal maturities for the next five years and the total thereafter on these notes as of March 31, 2013:

April 2013 - March 2014	355,399
April 2014 - March 2015	100,187
April 2015 - March 2016	18,178
April 2016 - March 2017	8,482
April 2017 - March 2018	3,770
Thereafter	-0-
Total Notes Payable	$486,016

During the three months ending March 31, 2013, the Company's interest payments totaled $6,487.

NOTE 7 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2013, the Company issued a total of 24,046 shares of common stock valued at $38,375 to directors and consultants as payments of fees.  In addition, on January 23, 2013 the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

NOTE 8 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants
The Company issued 5,000,000 warrants (“Samlyn warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock.  The strike price of these warrants was $2.00 per share at the date of grant.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants were recorded as a liability in the balance sheet until they are exercised or expire or otherwise extinguished.  As discussed in Note 7, during the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment in the strike price of the Samlyn warrants of $0.03 from $2.00 to $1.97, as discussed above.

The proceeds from the private placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders' Equity and $3,580,000 to the warrant derivative.  During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder's Equity by $780,000 and decrease the warrant derivative liability by the same amount representing the decrease in fair value of the warrant at date of issuance.  This adjustment was not considered by management to be material to the 2011 financial statements.  During the three months ended March 31, 2013 and 2012, the Company recorded other income of $495,000 and $990,000 respectively, as the liability during each of the quarters declined.

Outstanding Stock Warrants
No warrants were issued during the three months ended March 31, 2013. A summary of the status of the warrants outstanding and exercisable at March 31, 2013 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.75	139,340	2.54 years	$ 0.75
$ 0.78	213,402	2.88 years	$ 0.78
$ 0.80	124,481	2.79 years	$ 0.80
$ 1.00	212,000	2.38 years	$ 1.00
$ 1.15	461,340	8.11 years	$ 1.15
$ 1.97	5,000,000	3.72 years	$1.97
$ 2.00	54,367	3.38 years	$ 2.00
	6,204,930

No compensation expense has been recognized for the vesting of warrants to consultants and other outside service providers in the accompanying statements of operations for the three months ended March 31, 2013.

Outstanding Stock Options
The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below.  Expected volatility is based on an average of historical volatility of the Company's common stock.  The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award.  The Company uses historical data to estimate forfeitures within its valuation model.

The expected term of awards granted to employees and directors is derived from historical experience under the Company's stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant assumptions relating to the valuation of the Company's options issued for the three months ended March 31, 2013 and 2012 were as follows:
	2013	2012
Dividend Yield	0%	0%
Expected Life	5 - 10 years	5 years
Expected Volatility	83%	89%
Risk Free Interest Rate	0.88%-1.66%	0.72%-1.06%

A summary of the status and changes of the options granted under stock option plans and other agreements for the period ended March 31, 2013 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2012	15,455,470	$ 1.04
Issued	45,867	1.58
Exercised	--	--
Outstanding at March 31, 2013	15,501,337	$1.04

During the three months ended March 31, 2013, the Company issued 45,867 options to purchase the Company's common stock with an exercise price of $1.58 and grant date fair value of $50,000.  The granted options vest over a twelve-month period of time pursuant to the employee’s employment agreement.  A summary of the status of the options outstanding at March 31, 2013 is presented below:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.70	7,358,277	5.76 years	$ 0.70	7,358,277	$ 0.70
$ 0.83	3,205,134	7.48 years	$ 0.83	3,205,134	$ 0.83
$ 1.00	60,000	1.94years	$ 1.00	60,000	$ 1.00
$ 1.24	100,000	4.91 years	$ 1.24	100,000	$ 1.24
$ 1.45	125,000	4.91 years	$ 1.45	125,000	$ 1.45
$1.55	330,000	8.14 years	$1.55	116,667	$1.55
$1.58	45,867	4.91 years	$1.58	7,644	$1.58
$1.66	3,077,059	9.78 years	$1.66	823,569	$1.66
$ 1.75	300,000	9.24 years	$ 1.75	165,000	$ 1.75
$ 1.90	900,000	8.46 years	$ 1.90	475,000	$ 1.90
	15,501,337		$ 1.04	12,436,291	$ 0.88

At March 31, 2013, the total compensation expense of $4,282,426 for unvested options is to be recognized over the next twenty five months on a weighted average basis.

Compensation expense of $1,284,842 has been recognized for vesting of options for the three months ended March 31, 2013.  The aggregate intrinsic value of the outstanding options as of March 31, 2013 was $7,017,720 .

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of March 31, 2013 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$ 241,042	$ 137,604	$103,438	-0-	-0-
Capital Purchase Obligations (1)	458,363	458,363	-0-	-0-	-0-
Total	$ 699,405	$ 595,967	$ 103,438	-0-	-0-

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of March 31, 2013, as we had not yet received the related goods or taken title to the property.

Contingencies
In accordance with ASC Topic 450, when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  Currently, we have no lawsuits, claims, proceedings and investigations pending involving us.

NOTE 10 - RELATED PARTY

The Company is a related party to Material Advisors, an entity that provided the Company's management personnel through December 31, 2012.  During 2013, the Company started to pay the key management personnel on an individual basis.

ITEM 2                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
Applied Minerals, Inc. is a leading global producer of halloysite clay that can be used in the development of advanced polymer, catalytic, environmental remediation, and controlled release applications.  The Company operates the Dragon Mine located in Juab County, Utah.  We believe that we possess the only measured resource of halloysite clay in the Western Hemisphere large enough, and of high enough purity, to supply commercial-sized application demand.  Halloysite is an aluminosilicate clay that forms naturally occurring nanotubes.  Traditionally, halloysite has been used in markets such as technical ceramics and catalytic applications.  The Company has identified  niche applications that benefit from the tubular morphology of its halloysite.  These applications include carriers of active ingredients in paints, coatings and building materials, environmental remediation, agricultural applications and high-performance additives and fillers for plastic composites.

Since January 1, 2009, we have sold $283,780 of halloysite clay to companies using it in the production of a number polymer-based applications.  We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each.  We also differentiate our halloysite products based on color.  At times, we surface treat our product to achieve certain performance characteristics required by customers' products.  We believe that a number of potential customers are at various stages of the commercialization process.  The Company currently markets its line of halloysite-based products under the DragoniteTM name.  In addition to halloysite, the Dragon Mine also contains iron ore, including geothite and hematite.  Pricing is based on a variety of factors, including the different grades of product and the markets we serve.

Our financial statements contain significant net losses, which result primarily from our investment in the development of our Dragon Mine, including drilling and laying the foundation for commercialization of our various products.  We have invested in miners, equipment, supplies, geologists, consultants, sample testing and a corporate infrastructure to guide us into full production.  We are considered an exploration-stage company under SEC Industry Guide 7 since we have not demonstrated the existence of proven or probable reserves at our Dragon Mine. Furthermore, because we have not produced a significant amount of revenues to date, we are considered an exploration stage company for U.S. GAAP. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in our Dragon Mine to date have been expensed and, therefore, do not appear as assets on our condensed consolidated balance sheet.  We expect to expense additional exploration expenditures in 2013 related to the Dragon Mine.

Our characterization as an exploration stage company and the required classification of exploration expenditures as an operating expense rather than as a capital expenditure has caused us to report larger net losses in 2013 and 2012 than if we had capitalized the expenditures as development costs.  Additionally, we will not have a corresponding depletion, depreciation or amortization expense for these costs in the future since they are expensed as incurred rather than capitalized.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report lesser profits, or greater losses, as a result of this ongoing exploration, which will be expensed instead of capitalized for accounting purposes.  We will not exit the exploration stage until such time that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

Recent Business Developments

•
In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction, which displays an ongoing commitment from our investors.

•
The building of our new milling operation, originally scheduled to be completed in March  2013, has been delayed mainly due to the timing of steel fabrication and design.  Our table roller mill has been delivered and we expect to complete the project during the second half of the year.

•
Meanwhile, the building of our new mill has not delayed our ongoing discussions with various companies in the following areas: flame retardants, proppants, cosmetics and utilization of our iron ore for various commercial purposes.

Critical Accounting Policies and Estimates

The following accounting policies have been identified by management as policies critical to the Company's financial reporting:

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

Fair Value
The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price).  For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities
Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2013	December 31, 2012

Financial instruments:
Warrants derivative		$ 1,450,000		$ 1,450,000	$ 1,945,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value of the respective assets and liabilities at March 31, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.  For the Company's warrant derivative liability, fair value was estimated using a Binomial Lattice Model using the following assumptions:

	Fair Value Measurements
	Using Inputs
	March 31, 2013	December 31, 2012

Market price and estimates fair value of stock	$1.40	$ 1.54
Exercise price	$ 1.97	$ 2.00
Term (years)	3.75	4
Dividend yield	$ -0-	$ -0-
Expected volatility	83.3%	83.3%
Risk-free interest rate	0.51%	0.54%

Impairment of Long-Lived Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount.  If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable.

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  For all periods through March 31, 2013, all costs associated with the Company's mines, excluding original acquisition cost, have been expensed as the Company remains an exploration stage company.

Provision for Income Taxes
We use the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of our assets and liabilities.  Deferred tax benefits result principally from certain tax carryover benefits and from recording certain expenses in the financial statements that are not currently deductible for tax purposes and from differences between the tax and book basis of assets and deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax liabilities result principally from deductions recorded for tax purposes in excess of that recorded in the financial statements or income for financial statement purposes in excess of the amount for tax purposes.  The effect of changes in tax rates is recognized in the period the rate change is enacted.

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-Employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  With respect to equity based payments to non-employees, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,				Variance
	2013	% of Rev.	2012	% of Rev	Amount	%

REVENUES	$25,086	100%	$55,402	100%	$(30,316)	(55%)

OPERATING (INCOME) EXPENSES:
Production costs	15,767	63%	42,492	77%	(26,725)	(63%)
Exploration costs	1,367,612	5,452%	694,964	1,254%	672,648	97%
General and administrative	2,145,423	8,552%	2,009,341	3,627%	136,082	7%
Depreciation expense	78,798	314%	81,076	146%	(2,278)	(3%)
Total Operating Expenses	3,607,600	14,381%	2,827,873	5,104%	779,727	28%

Operating Loss	(3,582,514)	(14,281%)	(2,772,471)	(5,000%)	(810,043)	29%

OTHER INCOME (EXPENSE):
Interest expense, net, including
amortization of deferred financing
deferred financing cost and debt
Discount	(4,933)	(20%)	(3,190)	(6%)	(1,743)	55%
(Loss) gain on revaluation of warrants	495,000	1973%	990,000	1,787%	(495,000)	(50%)
Gain (loss) on revaluation of stock award	14,000	56%	(21,000)	(38%)	35,000	167%
Other income (expense)	(444)	(2%)	(544)	(1%)	100	18%
Total Other Income (Expense)	503,623	2,008%	965,266	1,742%	(461,643)	(48%)

Loss from continuing operations	(3,078,891)	(12,273%)	(1,807,205)	(3,262%)	(1,271,686)	70%

Income (loss) from discontinued operations	-0-	0%	(1,835)	(3%)	1,835	(100%)

Net Loss Attributable to Applied Minerals	$(3,078,891)	(12,273%)	$(1,809,040)	(3,265%)	$(1,269,851)	70%

Revenue for the three months ended March 31, 2013 was $25,086, compared to $55,402 generated during the same period in 2012.  Quarterly revenue may be unpredictable as we are in various stages of product development and ongoing product trials involving potential customers.  We believe a number of these potential customers are at various stages of the commercialization process utilizing our Dragonite™ halloysite clay and iron ore but can provide no assurances that such commercialization efforts will be successful.

Total operating expenses incurred during the three months ending March 31, 2013 were $3,607,600 compared to $2,827,873 incurred during the same period in 2012, an increase of $779,727 or 28%.  The increase was due primarily to a $672,648, or 97%, increase in exploration costs and a 136,082, or 7%, increase in general and administrative costs.

Exploration costs incurred during the three months ended March 31, 2013 were $1,367,612 compared to approximately $694,964 of costs incurred during the same period in 2012, an increase of approximately $672,648, or 97%.  The majority of our exploration expenses during the quarter were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The increase in exploration costs was related primarily to management’s decision to further expand its drilling and testing program, for both clay and iron ore, to additional areas of the Dragon Mine property.  The results of the expanded drilling program indicate the presence of additional saleable clay mineral and iron ore in addition to other minerals.  The primary drivers of the increase in exploration costs included a $236,825, or 76%, increase in employee compensation due to an increase in the general activity of the Company’s workforce and severance to certain employees; a $235,493 increase in contract labor as we engaged a third party drilling contractor to conduct a deep drilling program; a $50,572, or 59%, increase in consulting and geologist expenditures; a $47,928 increase in drilling supplies and products; a $42,835, or 322%, increase in ground support expense for the mine; and a $38,450, or 86%, in contract testing of clay and iron drill samples.

General and administrative expenses incurred during the three months ended March 31, 2013 totaled $2,145,423 compared to $2,009,341 of expense incurred during the same period in 2012, an increase of approximately $136,082 or 7%.  The largest variance was in noncash stock compensation expense of $637,437, followed by an increase in auditing services of $21,894 related to the Company’s change in auditors during the second quarter of 2012; an increase in corporate rent of $21,894 due to the Company’s move to a larger corporate office to accommodate additional employees; and an increase in legal service of $15,364.  These increases were offset by a $588,177 decline in employee and consultant compensation expense, driven primarily by the absence of a $750,000 bonus incurred during the first quarter of 2012, partially offset by $161,829 increase in compensation and benefits related to the addition of key corporate personnel, such as a CFO and Senior Manager of Research & Development.

Loss from Continuing Operations for the three months ended March 31, 2013 was $3,078,891, compared to a loss of $1,807,205 incurred during the same period in 2012, an increase of approximately $1,271,686 or 70%.  The increase in the loss from exploration stage before discontinued operations was due primarily to a $779,727 increase in operating expenses (as previously described), and a $461,643 decrease in Other Income, mainly related to the revaluation of warrants associated with a financing executed in December 2011.

LIQUIDITY AND CAPITAL RESOURCES

From December 2008 through September 2012, our activities have been financed primarily through the sale of convertible debt and equity securities.  We may need to raise additional capital during 2013, through the sale of equity, debt or the disposal of certain non-core assets, to successfully fund our operations.  If we cannot raise enough capital through the sale of equity securities, the assumption of debt, the monetization or financing of certain assets, our ability to fund our operations may be severely impaired and we may be unable to operate our business.

The Company has incurred material recurring losses from operations.  At March 31, 2013, we had a total accumulated deficit of $51,837,337.  For the three months ended March 31, 2013 and 2012, we sustained losses from continuing operations of $3,078,891 and $1,807,205, respectively.  The Company's continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and management's ability to raise financing and/or dispose of certain non-core assets as required.  We believe that we have sufficient resources and plans to continue as a going concern for the next twelve months.  We plan to generate additional liquidity through a combination of expected cash generated from operations, proceeds received from the sale of certain assets, and the utilization of various financing alternatives, including additional financing from existing investors.

Cash used in operating activities during the three months ended March 31, 2013 was $2,646,730 compared to $2,058,873 during the same period in 2012.  The $587,857 increase in cash used in operating activities was due primarily to additional funding of the Company’s milling and drilling operations as discussed in Results of Operations.

Cash used in investing activities during the three months ended March 31, 2013 was $402,986 compared to $49,389 during the same period in 2012.  During the first quarter of 2013, the Company invested $369,896 in building and equipment expenditures for its new milling facility.  All of this investment has been classified as Property and Equipment on the Company’s consolidated balance sheet.

Cash provided by financing activities during the three months ended March 31, 2013 was $5,423,115 compared to $70,486 used during the same period in 2012.  In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of March 31, 2013 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$ 241,042	$ 137,604	$103,438	-0-	-0-
Capital Purchase Obligations (1)	458,363	458,363	-0-	-0-	-0-
Total	$ 699,405	$ 595,967	$ 103,438	-0-	-0-

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of March 31, 2013, as we had not yet received the related goods or taken title to the property.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no exposure to fluctuations in interest rates, foreign currencies, or other factors.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this quarterly report, effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, could have a material adverse effect on our financial condition, cash flows or results of operations.  Currently, we have no lawsuits, claims, proceedings and investigations pending or threatened involving us.

ITEM 1A. RISK FACTORS.

There were no additions or material changes to the Company’s risk factors as disclosed in Item 1A of Part I in the Company’s 2012 Annual Report on Form 10-K.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2013, we issued stock not registered under the Securities Act as listed below.  Management at the time deemed such issuances to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During the first quarter of 2013, the Company issued 4,464 shares of its common stock valued at $6,875 as payment of a director’s fee, and 19,582 shares of its common stock valued at $31,500 to consultants for services.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

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

APPLIED MINERALS, INC.

Dated: May 9, 2013	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 9, 2013	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer