Form 10-Q
period 2013-06-30
Applied Minerals, Inc.
filed 2013-08-09
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2013 was 94,512,018.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC.
 (An Exploration Stage Company)

SECOND QUARTER 2013 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

		Page(s)
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2013 and 2012, and for the period January 1, 2009 (beginning of exploration stage) through June 30, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) at June 30, 2013	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2013 and 2012, and for the period January 1, 2009 (beginning of exploration stage) through June 30, 2013	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

PART I.               FINANCIAL INFORMATION
APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,274,438	$3,356,103
Accounts receivable, net of allowance of $25,106 and $11,938 at
June 30, 2013 and December 31, 2012, respectively	10,318	7,778
Deposits and prepaid expenses	275,146	379,941
Total Current Assets	3,559,902	3,743,822

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and Equipment, net of depreciation	3,664,299	2,895,742
Total Property and Equipment	4,774,237	4,005,680

Other Assets
Deposits	68,958	68,958
Total Other Assets	68,958	68,958

TOTAL ASSETS	$8,403,097	$7,818,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$451,849	$1,155,327
Stock awards payable	119,000	154,000
Current portion of notes payable	242,785	413,470
Total Current Liabilities	813,634	1,722,797

Long-Term Liabilities
Long-term portion of notes payable	90,483	184,426
Warrant derivative	1,295,000	1,945,000
Total Long-Term Liabilities	1,385,483	2,129,426

Total Liabilities	2,199,117	3,852,223

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, noncumulative, nonvoting, nonconvertible,
none issued or outstanding	--	--
Common stock, $0.001 par value, 120,000,000 shares authorized,
94,428,620 and 90,619,444 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	94,428	90,619
Additional paid-in capital	60,551,774	52,634,064
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(34,432,726)	(28,748,950)
Total Stockholders’ Equity	6,203,980	3,966,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,403,097	$7,818,460

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					For the Period
					January 1, 2009
					(Beginning of
					Exploration
	For the three months ended		For the six months ended		Stage)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013

REVENUES	$12,878	$96,228	$37,964	$151,630	$296,658

OPERATING EXPENSES:
Production costs	2,640	39,102	18,407	81,594	202,223
Exploration costs	875,654	826,559	2,243,266	1,521,523	11,793,989
General and administrative	1,830,663	1,294,879	3,976,086	3,304,220	21,935,883
Depreciation expense	78,890	45,161	157,688	126,237	973,876
Loss on impairment and disposition of land and equipment	--	--	--	--	60,512
Total Operating Expenses	2,787,847	2,205,701	6,395,447	5,033,574	34,966,483

Operating Loss	(2,774,969)	(2,109,473)	(6,357,483)	(4,881,944)	(34,669,825)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(7,137)	(2,881)	(13,624)	(6,071)	(1,484,108)
Gain on revaluation of warrants	155,000	540,000	650,000	1,530,000	1,505,000
Gain (loss) on revaluation of stock awards	21,000	13,000	35,000	(8,000)	(211,500)
Other income (expense)	1,221	11	2,331	(533)	426,645
Total Other Income (Expense)	170,084	550,130	673,707	1,515,396	236,037

Loss from Continuing Operations	(2,604,885)	(1,559,343)	(5,683,776)	(3,366,548)	(34,433,788)

Income (loss) from discontinued operations	--	(1,836)	--	(3,671)	53,382

Net loss	(2,604,885)	(1,561,179)	(5,683,776)	(3,370,219)	(34,380,406)

Net income attributable to
the non-controlling interest	--	--	--	--	52,320

Net Loss attributable to Applied Minerals	$(2,604,885)	$(1,561,179)	$(5,683,776)	$(3,370,219)	$(34,432,726)

Loss Per Share (Basic and Diluted):
Loss per share from continuing operations	$(0.03)	(0.02)	$(0.06)	$(0.04)
Loss per share from discontinued operations	--	--	--	--

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted Average Shares Outstanding (Basic and Diluted)	94,417,614	89,165,332	94,051,411	89,150,835

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2012	90,619,444	$90,619	$52,634,064	$(20,009,496)	$(28,748,950)	$3,966,237

Shares issued for directors fees	52,419	52	76,698	--	--	76,750
and other services

Shares issued to third parties for cash	3,756,757	3,757	5,556,243	--	--	5,560,000

Stock-based compensation
expense for consultants
and directors	--	--	2,284,769	--	--	2,284,769

Net Loss	--	--	--	--	(5,683,776)	(5,683,776)

Balance, June 30, 2013	94,428,620	$94,428	$60,551,774	$(20,009,496)	$(34,432,726)	$6,203,980

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage )
	June 30,		through
	2013	2012	June 30, 2013

Cash Flows From Operating Activities:
Net loss	$(5,683,776)	$(3,370,219)	$(34,432,726)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	157,688	126,237	973,876
Amortization of deferred financing costs	--	--	150,000
Amortization of discount – PIK Notes	--	--	367,534
Issuance of PIK Notes in payment of interest	--	--	863,870
Stock issued for director and consulting services	76,750	78,060	428,574
Stock-based compensation expense for consultants and directors
(Gain) on revaluation of stock warrants	(650,000)	(1,530,000)	(1,505,000)
(Gain) loss on revaluation of stock awards	(35,000)	8,000	211,500
Gain on stock award forfeiture	--	--	(145,000)
Gain on disposition of assets	--	--	5,390
Gain on settlement of debts	--	--	(101,380)
Other non-cash income	--	--	(28,587)
Provision for doubtful accounts		13,168	25,106
Loss on impairment of assets		--	66,881
Changes in operating assets and liabilities:
Accounts receivable	(2,540)	(64,790)	(35,380)
Deposits and prepaids	125,766	(268,308)	271,681
Accounts payable and accrued expenses	(699,444)	36,817	249,308
Net cash provided by discontinued operations	--	--	603,585
Net cash used in operating activities	(4,425,787)	(3,764,955)	(24,514,548)
Cash Flows From Investing Activities:
Purchases of land improvements	--	--	(72,923)
Purchases of equipment and vehicles	(2,223)	(93,444)	(777,734)
Construction-in-progress	(924,022)	(182,295)	(1,975,559)
Proceeds from sale of assets	--	--	151,000
Net cash provided by discontinued operations	--	--	434,670
Net cash used in investing activities	(926,245)	(275,739)	(2,240,546)
Cash Flows From Financing Activities:
Payments on notes payable	(289,633)	(123,153)	(1,425,079)
Payments on leases payable	--	(10,094)	(431,088)
Proceeds from insurance settlement	--	--	115,000
Proceeds from notes payable	--	37,065	124,129
Proceeds from PIK notes payable	--	--	9,600,000
Proceeds from sale of common stock	5,560,000	--	21,370,000
Payments for legal settlement	--	--	(170,000)
Net cash used by discontinued operations	--	--	(56,431)
Net cash provided by (used in) financing activities	5,270,367	(96,182)	29,126,531

Net change in cash and cash equivalents	(81,665)	(4,136,876)	2,371,437

Cash and cash equivalents at beginning of period	3,356,103	10,170,536	903,001

Cash and cash equivalents at end of period	$3,274,438	$6,033,660	$3,274,438

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period
			January 1, 2009
			(Beginning of
	For the six months ended		Exploration Stage)
	June 30,		through
	2013	2012	June 30, 2013
Supplemental disclosures of cashflow information:
Cash Paid For:
Interest	$13,624	$8,084	$118,366
Income Taxes	$3,814	$--	$5,829

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of debt and accrued interest to common stock	$--	$--	$11,459,738
Equipment financed on lease	$--	$--	$197,000
Equipment financed with notes payable	$--	$--	$642,088
Prepaid insurance financed with note payable	$25,005	$--	$337,513
Land reclassified from assets held for sale to land and mining property	$--	$--	$445,180

The accompanying notes are an integral part of these condensed consolidated financial statements

 APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented.  Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2012, included in the Company's Annual Report filed on Form 10-K for such year.  The results of operations for the 2013 interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay. The Dragon Mine also contains deposits of iron ore that the Company plans to commercialize in addition to the halloysite clay.  The Company is currently in various phases of commercial scale trials with several organizations in various markets with respect to uses of halloysite clay.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its controlled subsidiary, Park Copper and Gold Mining Company Limited (“Park Copper”). The financial information related to Park Copper was consolidated into the Company’s consolidated financial statements in 2010.  In 1999 we acquired a 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho.  At December 31, 2011, the investment in Park Copper was fully impaired.

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

Depreciation expense for the three months ended June 30, 2013 and 2012 totaled $78,890 and $45,161, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $157,688 and $126,237, respectively.  The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

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

Revenue Recognition
Revenue includes sales of halloysite clay and, commencing in June 2013, iron oxide, and is recognized when title passes to the buyer and when collectability is reasonably assured.  Title passes to the buyer based on terms of the sales contract.  Product pricing is determined based on related contractual arrangements with the Company’s customers.

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

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  Federal income tax returns subsequent to 2008 are subject to examination by major tax jurisdictions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company instituted formal long-term and short-term incentive plans on November 20, 2012, when they were approved by its shareholders.  Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.  During the quarter ended June 30, 2013 the Company employed the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  The Company previously utilized the contractual term as the expected term.

Per share data
Loss per share for the three months ended June 30, 2013 and 2012, respectively, is calculated based on 94,417,614 and 89,165,332 weighted average outstanding shares of common stock.  Loss per share for the six months ended June 30, 2013 and 2012 respectively, is calculated based on 94,051,411 and 89,150,835 weighted average outstanding shares of common stock.

At June 30, 2013 and 2012, respectively, the Company has outstanding options and warrants to purchase 15,578,115 and 6,204,930 shares of Company common stock, which were not included in the diluted computation as their effect would be anti-dilutive.

Environmental Matters
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  No such liabilities are required on the Company’s consolidated balance sheet.

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

Based upon management’s current assessment of its environmental responsibilities, the Company cannot reasonably estimate any reclamation or remediation liability that may occur in the future.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”)  issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.  The adoption of ASU 2011-05 did not have any impact on the Company’s condensed consolidated financial statement.At June 30, 2013 and 2012, the Company did not include a statement of Comprehensive Income because the Company did not have any other comprehensive income items.

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income (“AOCI”) either in the notes or parenthetically on the face of the income statement.  As the Company has no AOCI, adoption of this ASU has no impact on our financial statements.

NOTE 4 - STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  Shortly after the time of the grant in 2007, Mr. Gaensbauer resigned his position without the shares being issued.  As such, the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company's stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue. For the three and six months ended June 30, 2013, the Company realized a gain of $21,000 and $35,000, respectively. The value of the outstanding stock awards at June 30, 2013 and December 31, 2012 were $119,000 and $154,000, respectively.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate.  Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of June 30, 2013 and December 31, 2012.

NOTE 6 - NOTES PAYABLE

Notes payable at June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$73,420	$97,769
Note payable for mining equipment, payable $950 monthly, including interest (b)	27,549	31,565
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	110,033	142,840
Note payable for mining equipment, payable $7,409 monthly, including interest (d)	-0-	10,130
Note payable for mining equipment, payable $5,000 monthly, including interest (d)	24,660	53,517
Note payable for mine site vehicle, payable $628 monthly, including interest (e)	32,046	35,816
Note payable for mining equipment, payable $5,000 monthly, including interest (f)	39,187	64,708
Note payable for mining equipment, payable $2,250 monthly, including interest (g)	21,943	32,192
Note payable to an insurance company, payable $16,604 monthly, including interest (h)	-0-	98,714
Note payable to an insurance company, payable $4,447 monthly, including interest (i)	4,430	30,645
	333,268	597,896
Less: Current Portion	(242,785)	(413,470)
Notes Payable, Long-Term Portion	$90,483	$184,426

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

(i)	The Company signed a note payable with an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note will mature in July 2013

The following is a schedule of the principal maturities for the next five years and the total thereafter on these notes as of June 30, 2013:

July 2013 – June 2014	242,785
July 2014 – June 2015	64,487
July 2015 – June 2016	16,571
July 2016 – June 2017	7,540
July 2017 - June 2018	1,885
Thereafter	--
Total Notes Payable	$333,268

During the three and six months ending June 30, 2013, the Company's interest payments totaled $7,137 and $13,624, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

During the three and six months ended June 30, 2013 the Company issued a total of 28,373 and 52,419 shares of common stock valued at $38,375 and $76,750, respectively to directors and consultants as payments of fees.  In addition, on January 23, 2013 the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

NOTE 8 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants
The Company issued 5,000,000 warrants (“Samlyn warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock.  The strike price of these warrants was $2.00 per share at the date of grant.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants (based on observable inputs) was recorded as a liability in the balance sheet until they are exercised or expire or are otherwise extinguished.  As discussed in Note 7, during the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment in the strike price of the Samlyn warrants of $0.03 from $2.00 to $1.97.

The proceeds from the private placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders' Equity and $3,580,000 to the warrant derivative.  During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder's Equity by $780,000 and decrease the warrant derivative liability by the same amount representing the decrease in fair value of the warrant at date of issuance.  This adjustment was not considered by management to be material to the 2011 financial statements.  As the fair value of the liability declined during such periods, during the three and six months ended June 30, 2013, the Company recorded other income of $155,000 and $650,000, respectively, and during the three and six months ended June 30, 2012, the Company recorded other income of $540,000 and $1,530,000, respectively.

Outstanding Stock Warrants
No warrants were issued during the six months ended June 30, 2013. A summary of the status of the warrants outstanding and exercisable at June 30, 2013 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.75	139,340	2.54 years	$ 0.75
$ 0.78	213,402	2.88 years	$ 0.78
$ 0.80	124,481	2.79 years	$ 0.80
$ 1.00	212,000	2.38 years	$ 1.00
$ 1.15	461,340	8.11 years	$ 1.15
$ 1.97	5,000,000	3.72 years	$1.97
$ 2.00	54,367	3.38 years	$ 2.00
	6,204,930

No compensation expense has been recognized for the vesting of warrants to consultants and other outside service providers in the accompanying statements of operations for the three and six months ended June 30, 2013. Compensation expense of $21,160 and $210,067, respectively has been recognized for the vesting of warrants to non-related parties for the three and six months ended June 30, 2012.

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

The significant assumptions relating to the valuation of the Company's options issued for the six months ended June 30, 2013 and 2012 were as follows:
	2013	2012
Dividend Yield	0%	0%
Expected Life	5 - 10 years	5 -10 years
Expected Volatility	66 - 83%	90.48%
Risk Free Interest Rate	0.88%-2.57%	1.74%

A summary of the status and changes of the options granted under stock option plans and other agreements for the six month period ended June 30, 2013 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2012	15,455,470	$ 1.04
Issued	460,867	1.21
Exercised	--	--
Forfeited	(338,222)	$1.73
Outstanding at June 30, 2013	15,578,115	$1.03

During the six months ended June 30, 2013, the Company issued 460,867 options to purchase the Company's common stock with an exercise price of $1.15 - $1.58 and grant date fair value of $572,720.  Sixty-five thousand granted options vested upon the grant date and the remainder of the options granted vest over a twelve-month period of time pursuant to the employee’s employment agreement.  A summary of the status of the options outstanding at June 30, 2013 is presented below:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Contractual Life	Price	Exercisable	Price

7,358,277	5.42years	$ 0.70	7,358,277	$ 0.70
3,205,134	2.63 years	$ 0.83	3,205,134	$ 0.83
60,000	1.69 years	$ 1.00	60,000	$ 1.00
300,000	6.07 years	$ 1.15	0	$ 1.15
100,000	4.66 years	$ 1.24	100,000	$ 1.24
115,000	4.98-4.99 years	$ 1.35	69,167	$ 1.35
125,000	4.66 years	$ 1.45	125,000	$ 1.45
330,000	3.96-8.96 years	$1.55	146,667	$1.55
7,645	4.66 years	$1.58	7,645	$1.58
3,077,059	9.48-9.53 years	$1.66	1,574,732	$1.66
900,000	8.21 years	$ 1.90	550,000	$ 1.90
15,578,115		$ 1.03	13,196,622	$ 0.92

At June 30, 2013, total compensation expense of $3,084,553 for unvested options is to be recognized over the next thirty-seven months on a weighted average basis.

Compensation expense of $2,284,769 has been recognized for vesting of options for the six months ended June 30, 2013.  The aggregate intrinsic value of the outstanding options as June 30, 2013 was $4,770,804.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of June 30, 2013 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$ 204,866	$ 135,908	$68,958	--	--
Capital Purchase Obligations (1)	1,581,840	1,581,840	--	--	--
Total	$ 1,786,706	$1,717,748	$ 68,958	--	--
 (1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of June 30, 2013, as we had not yet received the related goods or taken title to the property.

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

NOTE 11 – SUBSEQUENT EVENT

In August 2013, the Company announced that it received $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.  The common shares underlying the convertible notes are subject to a Registration Rights Agreement signed contemporaneously with the convertible notes.

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

Since January 1, 2009, we have sold $296,658 of halloysite clay to companies using it in the testing and production of a number polymer-based applications.  We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each.  We also differentiate our halloysite products based on color.  At times, we surface treat our product to achieve certain performance characteristics required by customers' products.  We believe that a number of potential customers are at various stages of the commercialization process.  The Company currently markets its line of halloysite-based products under the DragoniteTM name.  In addition to halloysite, the Dragon Mine also contains iron ore, including geothite and hematite.  Pricing of our iron ore-related products is based on a variety of factors, including, but not limited to, the different grades of product and the application markets to which we are marketing our iron-ore related products.

Our financial statements contain significant net losses, which result primarily from our investment in the development of our Dragon Mine, including drilling and laying the foundation for commercialization of our various products.  We have expended resources on mining staff, mining equipment and supplies, geologists, consultants, sample testing and corporate infrastructure to guide us into full production.  We are considered an exploration-stage company under SEC Industry Guide 7 since we have not demonstrated the existence of proven or probable reserves at our Dragon Mine. Furthermore, because we have not produced a significant amount of revenues to date, we are considered an exploration stage company for U.S. GAAP. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in our Dragon Mine to date have been expensed and, therefore, do not appear as assets on our condensed consolidated balance sheet.  We expect to expense additional exploration expenditures in 2013 related to the Dragon Mine.

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

Recent Business Developments

•
In August 2013, the Company announced that it received $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.

•
In June 2013, the Company sold its first 10 tons of iron oxide to a leading specialty chemicals company for use in the absorption and catalyst market, which illustrates our entrance into the iron oxide industry.

•
In June 2013, the Company entered into a Memorandum of Understanding ("MOU") to form an agreement with Mitsui Plastics, Inc. to market, sell, and distribute its Dragonite™ Halloysite Clay and Iron Oxide globally.

•
During the second quarter of 2013, the Company made some key personnel changes, including the appointment of a new Chief Technology Officer and the appointment of a leading technology executive and management consultant to its Technical Advisory Board.

•
In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

•
The building of our new milling operation, originally projected to be completed during the second quarter of 2013, was delayed mainly due to the timing of steel fabrication and design.  Momentum has been regained and we expect to complete the project during the second half of the year.  Meanwhile, the building of our new mill has not delayed our ongoing discussions with various companies in the following areas: flame retardants, proppants, cosmetics and utilization of our iron ore for various commercial purposes.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:
	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2013	December 31, 2012

Financial instruments:
Warrants derivative		$ 1,295,000		$ 1,295,000	$ 1,945,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value of the respective assets and liabilities at June 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.  For the Company's warrant derivative liability, fair value was estimated using a Binomial Lattice Model using the following assumptions:

	Fair Value Measurements
	Using Inputs
	June 30, 2013	December 31, 2012

Market price and estimates fair value of stock	$1.19	$ 1.54
Exercise price	$ 1.97	$ 2.00
Term (years)	3.50	4
Dividend yield	$ --	$ --
Expected volatility	76.5%	83.3%
Risk-free interest rate	0.85%	0.54%

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

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  For all periods through June 30, 2013, all costs associated with the Company's mines, excluding original acquisition cost, have been expensed as the Company remains an exploration stage company.

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

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-Employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  With respect to equity based payments to non-employees, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. During the quarter ended June 30, 2013 the Company employed the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  The Company previously utilized the contractual term as the expected term because the Company believed that general exercise would not have been imminent until the culmination of the contractual term as it was in pre-commercial stages of development and marketing of its minerals.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,				Variance
	2013	% of Rev	2012	% of Rev	Amount	%

REVENUES	$12,878	100%	$96,228	100%	$(83,350)	-87%

OPERATING EXPENSES:
Production costs	2,640	20%	39,102	41%	(36,462)	-93%
Exploration costs	875,654	6800%	826,559	859%	49,095	6%
General and administrative	1,830,663	14215%	1,294,879	1346%	535,784	41%
Depreciation expense	78,890	613%	45,161	47%	33,729	75%
Total Operating Expenses	2,787,847	21648%	2,205,701	2292%	582,146	26%

Operating Loss	(2,774,969)	-21548%	(2,109,473)	-2192%	(665,496)	32%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(7,137)	-55%	(2,881)	-3%	(4,256)	148%
Gain on revaluation of warrants	155,000	1204%	540,000	-561%	(385,000)	-71%
Gain (loss) on revaluation of stock awards	21,000	163%	13,000	14%	8,000	62%
Other income	1,221	9%	11	0%	1,210	11000%
Total Other Income (Expense)	170,084	1321%	550,130	572%	(380,046)	-69%

Loss from continuing operations	(2,604,885)	-20227%	(1,559,343)	-1620%	(1,045,542)	67%

Loss from discontinued operations	--	0%	(1,836)	-2%	1,836	-100%

Net Loss	$(2,604,885)	-20227%	$(1,561,179)	-1622%	$(1,043,706)	67%

Revenue generated during the three months ended June 30, 2013 was $12,878, compared to $96,228 of revenue generated during the same period in 2012. Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers.  We believe that a number of these potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite and/or iron ore.

Total operating expenses for the three months ending June 30, 2013 were $2,787,847 compared to $2,205,701 of operating expenses incurred during the same period in 2012, an increase of $582,146 or 26%.  The increase was due primarily to a $49,095, or 6%, increase in exploration costs and a $535,784, or 41%, increase in general and administrative expense.

Exploration costs incurred during the three months ended June 30, 2013 were $875,654 compared to $826,559 of exploration costs incurred during the same period in 2012, an increase of $49,095, or 6%.  Our exploration costs are related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The primary driver of the increase in exploration costs mainly related to an increase in miner wages and benefits during the second half of 2012 and the addition of a new R&D Manager in 2013.

General and administrative expenses incurred during the three months ended June 30, 2013 totaled $1,830,663 compared to $1,294,879 of expense incurred during the same period in 2012, an increase of $535,784 or 41%.  The increase was driven primarily by a $436,310 increase in noncash stock compensation expense due to certain management equity grants in November 2012; a $36,168 increase in legal expenses; a $33,750 increase in management compensation related to the hiring of a new CFO in May 2012; and the remaining increase was due primarily to an increase in healthcare costs.

Loss from continuing operations for the three-month period ending June 30, 2013 was $2,604,885 compared to a loss of $1,559,343 incurred during the same period in 2012, an increase of $1,045,542 or 67%.  The increase in the loss from continuing operations was primarily due to a $535,784 increase in General & Administrative expenses, mainly related to noncash stock compensation; a $380,046 reduction in Other Income, mainly due to a noncash change in the valuation of Samlyn warrants; a $49,095 increase in Exploration Costs; and a $83,350 reduction of revenue, as described above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:
	Six Months Ended June 30,				Variance
	2013	% of Rev	2012	% of Rev	Amount	%
REVENUES	$37,964	100%	$151,630	100%	$(113,666)	-75%

OPERATING (INCOME) EXPENSES:
Production costs	18,407	48%	81,594	54%	(63,187)	-77%
Exploration costs	2,243,266	5909%	1,521,523	1103%	721,743	47%
General and administrative	3,976,086	10473%	3,304,220	2179%	671,866	20%
Depreciation expense	157,688	415%	126,237	83%	31,451	25%
Total Operating Expenses	6,395,447	-16846%	5,033,574	3220%	1,361,873	27%

Net Operating Loss	(6,357,483)	-16746%	(4,881,944)	-3220%	(1,475,539)	30%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(13,624)	-36%	(6,071)	-4%	(7,553)	124%
Gain on revaluation of warrants	650,000	-1712%	1,530,000	1009%	(880,000)	-58%
Loss on revaluation of stock awards	35,000	92%	(8,000)	-5%	43,000	-537%
Other income (expense)	2,331	6%	(533)	0%	2,864	-537%
Total Other Income (Expense)	673,707	1775%	1,515,396	999%	(841,689)	-56%

Loss from Continuing Operations	(5,683,776)	-14971%	(3,366,548)	-2220%	(2,317,228)	69%

Loss from discontinued operations	--	0%	(3,671)	-2%	3671	-100%

Net Loss	$(5,683,776)	-14971%	$(3,370,219)	-2222%	$(2,313,557)	69%

Revenue generated during the six months ended June 30, 2013 was $37,964, compared to $151,630 of revenue generated during the same period in 2012.  Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers. We believe that a number of potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite or iron ore.

Total operating expenses for the six months ending June 30, 2013 were $6,395,447 compared to $5,033,574 of expenses incurred during the same period in 2012, an increase of $1,361,873 or 27%.  The increase was due primarily to a $721,743, or 47%, increase in exploration expense and a $671,866, or 20%, increase in general and administrative expense.

Exploration costs incurred during the six months ended June 30, 2013 were $2,243,266 compared to $1,521,523 of costs incurred during the same period in 2012, an increase of $721,743 or 47%.  The majority of our exploration expenses during the six month period were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The primary drivers of the increase in exploration costs included a $180,392, or 41%, increase in mine employee wages due to the hiring of a new Research & Development Manager; an increase in the number of miners in 2013, and a higher wage rate instituted during the second half of 2012; a $241,778 increase in contract labor and $22,658 in drilling supplies as we engaged a third party drilling company related to the exploration of other minerals during the first quarter of 2013; a $95,755, or 45%, increase in geological consulting expense; a $73,258, or 377%, increase in ground support expense for the mine; $58,960 of severance expense related to two mine employees terminated in 2013; and a $56,921, or 60%, in contract testing of clay and iron drill samples.

General and administrative expenses incurred during the six months ended June 30, 2013 totaled $3,976,086 compared to $3,304,220 of expense incurred during the same period in 2012, an increase of $671,866 or 20%. The largest component of the variance was an increase in noncash stock compensation expense of $1,073,747 mainly due to equity options granted by the Board to certain members of management in November 2012, followed by increases in health and Directors and Officers insurance expense of $95,722; an increase in legal services expense of $51,532 relating to patent work performed; $15,209 of increased travel expense; and an increase in corporate rent of $24,421 as the Company moved its corporate office to accommodate additional employees.  The increase in general and administrative expense was partially offset by a $609,190 decline in employee and consultant compensation expense resulting from a $750,000 bonus paid to management during the first quarter of 2012, partially offset by increases in compensation and benefits related to the hiring of a new CFO and a Senior Manager of Research & Development.

Loss from Continuing Operations for the six-month period ended June 30, 2013 was $5,683,776 compared to a loss of $3,366,548 incurred during the same period in 2012, an increase of $2,317,228 or 69%.  The increase in the Loss from Continuing Operations was due to a $841,689 decrease in Other Income, primarily from a revaluation of warrants, a $113,666 decrease in revenue, and a $1,361,873 increase in operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred material recurring losses from operations while in the process of developing and commercializing halloysite clay and iron oxide.  At June 30, 2013, we had a total accumulated deficit of $54,442,222.  For the six months ended June 30, 2013 and 2012, we sustained net losses from exploration stage before discontinued operations of $5,683,776 and $3,370,219, respectively.  From December 2008 through June 2013, our activities have been financed primarily through the sale of convertible debt and equity securities. During the first quarter of 2013, the Company raised $5,560,000 of cash proceeds through the sale of common stock, and in August 2013, the Company announced that it received $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023.  We believe that we have sufficient resources and plans to continue as a going concern for the next 12 months and are continuing to evaluate our strategic direction aimed at achieving profitability and positive cash flow.

Cash used in operating activities during the six months ended June 30, 2013 was $4,425,787 compared to $3,764,955 of cash used during the same period in 2012.  The $660,832 increase in cash used during the period was due primarily to a higher net loss realized during the six months ended June 30, 2013 as the Company added key corporate and mining personnel, conducted additional drilling operations and conducted various testing and research relating to the commercialization of its halloysite clay, as discussed in Results of Operations.

Cash used in investing activities during the six months ended June 30, 2013 was $926,245 compared to a use of $275,739 during the same period in 2012.  The key driver of this increase was the continued construction of the Company’s new mill, which is scheduled to be completed during the second half of 2013. All of this investment has been classified as Property and Equipment on the Company’s consolidated balance sheet.

Cash provided by financing activities during the six months ended June 30, 2013 was $5,270,367 compared to $96,182 of cash used during the same period in 2012. In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of June 30, 2013 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$ 204,866	$ 135,908	$68,958	--	--
Capital Purchase Obligations (1)	1,581,840	1,581,840	--	--	--
Total	$ 1,786,706	$ 1,717,748	$ 68,958	--	--

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of June 30, 2013, as we had not yet received the related goods or taken title to the property.

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

PART II.  OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which could have a material adverse effect on our financial condition, cash flows or results of operations.  Currently, we have no lawsuits, claims, proceedings and investigations pending or threatened involving us.

ITEM 1A.                   RISK FACTORS.

There were no additions or material changes to the Company’s risk factors as disclosed in Item 1A of Part I in the Company’s 2012 Annual Report on Form 10-K.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2013, we issued stock not registered under the Securities Act as listed below.  Management at the time deemed such issuances to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During the second quarter of 2013, the Company issued 4,911 shares of its common stock valued at $6,875 as payment of a director’s fee, and 23,462 shares of its common stock valued at $31,500 to consultants for services.

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

APPLIED MINERALS, INC.

Dated: August 9, 2013	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 9, 2013	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer