Form 10-Q
period 2013-09-30
Applied Minerals, Inc.
filed 2013-11-07
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

(212) 226-4265
(Issuer's Telephone Number, Including Area Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2013 was 94,577,461.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

APPLIED MINERALS, INC.
 (An Exploration Stage Company)

THIRD QUARTER 2013 REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

		Page(s)
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012, and for the period January 1, 2009 (beginning of exploration stage) through September 30, 2013	4

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) at September 30, 2013	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2013 and 2012, and for the period January 1, 2009 (beginning of exploration stage) through September 30, 2013	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

PART I.	FINANCIAL INFORMATION
APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,403,311	$3,356,103
Accounts receivable, net of allowance of $25,106 and $11,938 at September 30, 2013 and December 31, 2012, respectively	6,817	7,778
Deposits and prepaid expenses	213,864	379,941
Total Current Assets	11,623,992	3,743,822

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and Equipment, net of depreciation	4,097,866	2,895,742
Total Property and Equipment, net	5,207,804	4,005,680

Other Assets
Deposits	68,958	68,958
Total Other Assets	68,958	68,958

TOTAL ASSETS	$16,900,754	$7,818,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$639,369	$1,155,327
Stock award payable	109,000	154,000
Current portion of notes payable	199,191	413,470
Total Current Liabilities	947,560	1,722,797

Long-Term Liabilities
Long-term portion of notes payable	63,053	184,426
Warrant derivative	1,095,000	1,945,000
PIK notes payable, net of $2,020,750 debt discount	8,479,250	--
PIK Note derivative	2,670,000	--
Total Long-Term Liabilities	12,307,303	2,129,426

Total Liabilities	13,254,863	3,852,223

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, noncumulative, nonvoting, nonconvertible, none issued or outstanding	--	--
Common stock, $0.001 par value, 200,000,000 shares authorized, 94,532,227 and 90,619,444 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	94,532	90,619
Additional paid-in capital	61,862,680	52,634,064
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(38,301,825)	(28,748,950)
Total Stockholders’ Equity	3,645,891	3,966,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,900,754	$7,818,460

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					For the Period
					January 1, 2009
					(Beginning of
					Exploration
	For the Three Months ended		For the Nine Months ended		Stage)
	September 30,		September 30,		through
	2013	2012	2013	2012	September 30, 2013

REVENUES	$6,773	$666	$44,737	$152,296	$303,431

OPERATING EXPENSES:
Production costs	579	1,530	18,986	83,124	202,802
Exploration costs	1,175,430	1,046,986	3,418,696	2,568,509	12,969,419
General and administrative	2,002,890	1,301,705	5,978,976	4,605,925	23,938,773
Depreciation expense	78,864	73,619	236,552	199,856	1,052,740
Loss on impairment and disposition of land and equipment	--	--	--	--	60,512
Total Operating Expenses	3,257,763	2,423,840	9,653,210	7,457,414	38,224,246

Operating Loss	(3,250,990)	(2,423,174)	(9,608,473)	(7,305,118)	(37,920,815)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(212,830)	(5,134)	(226,454)	(11,205)	(1,696,938)
Gain (loss) on revaluation of warrant derivative	200,000	(90,000)	850,000	1,440,000	1,705,000
Gain (loss) on revaluation of stock awards	10,000	5,000	45,000	(3,000)	(201,500)
Loss on revaluation of PIK Note derivative	(615,000)	--	(615,000)	--	(615,000)
Other income (expense)	(279)	(4,643)	2,052	(8,847)	426,366
Total Other Income (Expense)	(618,109)	(94,777)	55,598	1,416,948	(382,072)

Loss from Continuing Operations	(3,869,099)	(2,517,951)	(9,552,875)	(5,888,170)	(38,302,887)

Income from discontinued operations	--	--	--	--	53,382

Net loss	(3,869,099)	(2,517,951)	(9,552,875)	(5,888,170)	(38,249,505)

Net loss attributable to the non-controlling interest	--	--	--	--	52,320

Net Loss attributable to Applied Minerals	$(3,869,099)	$(2,517,951)	$(9,552,875)	$(5,888,170)	$(38,301,825)

Change in Market Value of Investments	--	--	--	--	1,327

Net Comprehensive Loss	$(3,869,099)	$(2,517,951)	$(9,552,875)	$(5,888,170)	$(38,300,498)

Net Loss Per Share (Basic and Diluted)	$(0.04)	$(0.03)	$(0.10)	$(0.07)

Weighted Average Shares Outstanding (Basic and Diluted)	94,508,983	89,292,491	94,205,611	89,198,723

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2012	90,619,444	$90,619	$52,634,064	$(20,009,496)	$(28,748,950)	$3,966,237

Shares issued for directors fees and other services	156,026	156	193,969	--	--	194,125

Shares issued to third parties for cash	3,756,757	3,757	5,556,243	--	--	5,560,000

Stock-based compensation expense for consultants and directors	--	--	3,478,404	--	--	3,478,404

Net Loss	--	--	--	--	(9,552,875)	(9,552,875)

Balance, September 30, 2013	94,532,227	$94,532	$61,862,680	$(20,009,496)	$(38,301,825)	$3,645,891

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the Nine Months ended		Exploration Stage )
	September 30,		through
	2013	2012	September 30, 2013

Cash Flows From Operating Activities:
Net loss	$(9,552,875)	$(5,888,170)	$(38,301,825)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	236,552	199,856	1,052,740
Amortization of deferred financing costs	--	--	150,000
Amortization of discount – PIK Notes	34,250	--	401,784
Issuance of PIK Notes in payment of interest	--	--	863,870
Stock issued for director and consulting services	194,125	114,559	545,949
Stock-based compensation expense for consultants and directors	3,478,404	1,753,752	8,709,855
(Gain) on revaluation of stock warrant derivative	(850,000)	(1,440,000)	(1,705,000)
Loss on revaluation of PIK Note derivative	615,000	--	615,000
(Gain) loss on revaluation of stock award	(45,000)	3,000	201,500
Gain on stock award forfeiture	--	--	(145,000)
Loss on disposition of assets	--	--	5,390
Gain on settlement of debts	--	--	(101,380)
Other non-cash income	--	--	(28,587)
Provision for doubtful accounts	--	13,168	25,106
Loss on impairment of assets	--	--	66,881
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	961	5,886	(31,879)
Deposits and prepaids	166,077	38,198	311,992
Increase (Decrease) in:
Accounts payable and accrued liabilities	(515,958)	2,960	432,794
Net cash provided by discontinued operations	--	--	603,585
Net cash used in operating activities	(6,238,464)	(5,196,791)	(26,327,225)

Cash Flows From Investing Activities:
Purchases of land improvements	--	--	(72,923)
Purchases of equipment and vehicles	(6,256)	(319,219)	(781,767)
Construction-in-progress	(1,432,420)	(301,800)	(2,483,957)
Proceeds from sale of assets	--	--	151,000
Net cash provided by discontinued operations	--	--	434,670
Net cash used in investing activities	(1,438,676)	(621,019)	(2,752,977)

Cash Flows From Financing Activities:
Payments on notes payable	(335,652)	(192,024)	(1,471,098)
Payments on leases payable	--	(10,094)	(431,088)
Proceeds from insurance settlement	--	--	115,000
Proceeds from notes payable	--	--	124,129
Proceeds from PIK notes payable	10,500,000	--	20,100,000
Proceeds from sale of common stock	5,560,000	--	21,370,000
Payments for legal settlement	--	--	(170,000)
Net cash used by discontinued operations	--	--	(56,431)
Net cash provided by (used in) financing activities	15,724,348	(202,118)	39,580,512

Net change in cash and cash equivalents	8,047,208	(6,019,928)	10,500,310

Cash and cash equivalents at beginning of period	3,356,103	10,170,536	903,001

Cash and cash equivalents at end of period	$11,403,311	$4,150,608	$11,403,311

The accompanying notes are an integral part of these condensed consolidated financial statements

 APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the Nine Months ended		Exploration Stage)
	September 30,		through
	2013	2012	September 30, 2013

Cash Paid For:
Interest	$18,381	$14,111	$123,123
Income Taxes	$3,841	$--	$5,856

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of debt and accrued interest to common stock	$--	$--	$11,459,738
Equipment financed on lease	$--	$--	$197,000
Equipment financed with notes payable	$--	$357,618	$642,088
Construction in Progress	$--	$--	$105,000
Prepaid insurance financed with note payable	$25,005	$--	$337,513
Land reclassified from assets held for sale to land and mining property	$--	$445,180	$445,180
Receivable from sales of common stock	$--	$1,625,000	$--

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

NOTE 2 – DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide.  The Company is currently in various phases of commercial scale trials with several organizations in various markets with respect to uses of its products.

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

Effective January 1, 2009, we were, and still are, classified as an exploration company as the existence of proven or probable reserves has not been demonstrated and no significant revenue has been earned from the mine.  Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  In these consolidated financial statements, the warrant and PIK note derivative liabilities, stock compensation and impairment of long-lived assets involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

Depreciation expense for the three months ended September 30, 2013 and 2012 totaled $78,864 and $73,619, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 totaled $236,552 and $199,856, respectively.  The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2013	December 31, 2012

Financial instruments:
Warrant derivative		$1,095,000		$1,095,000	$1,945,000
PIK Note derivative		$2,670,000		$2,670,000	--

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value of the respective assets and liabilities at September 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.  Further, due to the recent placement of the PIK Notes, fair value of the Notes approximates $10,500,000 at September 30, 2013. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Binomial Lattice Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2013	December 31, 2012

Market price and estimated fair value of stock	$1.09	$1.54
Exercise price	$1.93	$2.00
Term (years)	3.23	4
Dividend yield	$--	$--
Expected volatility	77.34%	83.3%
Risk-free interest rate	0.73%	0.54%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2013	December 31, 2012

Market price and estimated fair value of stock	$1.09	--
Exercise price	$1.40	--
Term (years)	9.83	--
Dividend yield	$--	--
Expected volatility	77.34%	--
Risk-free interest rate	2.63%	--

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

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company instituted formal long-term and short-term incentive plans on November 20, 2012, when they were approved by its shareholders.  Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.  Starting in the second quarter of 2013 the Company employed the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  The Company previously utilized the contractual term as the expected term.

Per share data
Loss per share for the three months ended September 30, 2013 and 2012, respectively, is calculated based on 94,508,983 and 89,292,491 weighted average outstanding shares of common stock.  Loss per share for the nine months ended September 30, 2013 and 2012 respectively, is calculated based on 94,205,611 and 89,198,723 weighted average outstanding shares of common stock.

At September 30, 2013 and 2012, respectively, the Company has outstanding options and warrants to purchase 22,083,046 and 18,711,341 shares of Company common stock, and at September 30, 2013 had notes payable which were convertible into 7,500,000 shares of Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

Environmental Matters
Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate.  Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed.  Liabilities are recognized when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  No such liabilities are currently required on the Company’s consolidated balance sheet at September 30, 2013 or December 31, 2012.

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

NOTE 4 -  STOCK AWARD PAYABLE

In 2007, the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  Shortly after the time of the grant in 2007, Mr. Gaensbauer resigned his position without the shares being issued.  As such, the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company's stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue. For the three and nine months ended September 30, 2013, the Company realized a gain of $10,000 and $45,000, respectively. The value of the outstanding stock awards at September 30, 2013 and December 31, 2012 were $109,000 and $154,000, respectively.

NOTE 5 -  INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate.  Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance as of September 30, 2013 and December 31, 2012.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

NOTE 6 -  NOTES PAYABLE

Notes payable at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$58,351	$97,769
Note payable for mining equipment, payable $950 monthly, including interest (b)	25,455	31,565
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	93,288	142,840
Note payable for mining equipment, payable $7,409 monthly, including interest (d)	-0-	10,130
Note payable for mining equipment, payable $5,000 monthly, including interest (d)	14,864	53,517
Note payable for mine site vehicle, payable $628 monthly, including interest (e)	30,161	35,816
Note payable for mining equipment, payable $5,000 monthly, including interest (f)	24,660	64,708
Note payable for mining equipment, payable $2,250 monthly, including interest (g)	15,465	32,192
Note payable to an insurance company, payable $16,604 monthly, including interest (h)	-0-	98,714
Note payable to an insurance company, payable $4,447 monthly, including interest (i)	-0-	30,645
	262,244	597,896
Less: Current Portion	(199,191)	(413,470)
Notes Payable, Long-Term Portion	$63,053	$184,426

(a)	On July 7, 2011, the Company purchased mining equipment for $198,838 by issuing a note with an implicit interest rate of 9.34%. The note is collateralized by the mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011
(b)	On April 17, 2012, the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%. The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012
(c)	On July 23, 2012, the Company purchased mining equipment for $169,500 by issuing a note with an interest rate of 5.5%. The note is collateralized by the mining equipment with payments of $6,060 for 30 months, which started on August 25, 2012
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
(h)	The Company signed a note payable with an insurance company dated October 17, 2012 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%. The note matured in June 2013 and was repaid.
(i)	The Company signed a note payable with an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note matured in July 2013 and was repaid.

The following is a schedule of the principal maturities for the next five years and the total thereafter on these notes as of September 30, 2013:

October 2013 – September 2014	199,191
October 2014 – September 2015	41,563
October 2015 – September 2016	13,950
October 2016 – September 2017	7,540
Thereafter	-
Total Notes Payable	$262,244

During the three and nine months ending September 30, 2013, the Company's interest payments totaled $4,757 and $18,381, respectively.

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatorily convertible Notes due 2023 ("Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Notes with additional PIK Notes containing the same terms as the Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash.

The Notes, including any notes issued in lieu of interest, convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary antidilution adjustments.   As of issuance, the Notes are convertible into 7,500,000 shares of the common stock.  The holders may convert the Notes at any time.  The Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Notes contain customary representations and warranties and several covenants.  The proceeds will be used for general corporate purposes.  No broker was used and no commission was paid in connection with the sale of the Notes.

These Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These Notes were issued with a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price.  Therefore, the estimated fair value of the conversion feature of $2,055,000 (based on observable inputs) was bifurcated from the Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Notes.  The debt discount is being amortized using the effective interest method over the 10-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a binomial lattice model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

At September 30, 2013, the fair value of the PIK Note Derivative was estimated to be $2,670,000, resulting in a loss of $615,000 for the third quarter of 2013.  In addition, the Company amortized $34,250 of debt discount relating to the PIK Notes Payable, increasing the PIK Notes Payable carrying value to $8,479,250 as of September 30, 2013.

NOTE 8 -  STOCKHOLDERS' EQUITY

During the three and nine months ended September 30, 2013 the Company issued a total of 103,607 and 156,026 shares of common stock valued at $117,375 and $194,125, respectively to directors and consultants as payments of fees.  In addition, on January 23, 2013 the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

NOTE 9 -  OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants
The Company issued 5,000,000 warrants (“Samlyn warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock.  The strike price of these warrants was $2.00 per share at the date of grant.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants (based on observable inputs) was recorded as a liability in the balance sheet until they are exercised or expire or are otherwise extinguished.  During the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment of $0.03 from $2.00 to $1.97 in the strike price of the Samlyn warrants at that time.  As discussed in Note 7, during August 2013, the Company issued $10,500,000 of 10% mandatorily convertible PIK Notes due 2023 ("Notes") in a private placement, which triggered a down-round adjustment of $0.04 from $1.97 to $1.93 in the strike price of the Samlyn warrants.

The proceeds from the private placement were allocated between the Common Shares and the Warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders' Equity and $3,580,000 to the warrant derivative.  During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder's Equity by $780,000 and decrease the warrant derivative liability by the same amount representing the decrease in fair value of the warrant at date of issuance.  This adjustment was not considered by management to be material to the 2011 financial statements.  In subsequent periods, the liability has fluctuated based on the fair value.  During the three and nine months ended September 30, 2013, the Company recorded other income of $200,000 and $850,000, respectively, and during the three and nine months ended September 30, 2012, the Company recorded other income (loss) of ($90,000) and $1,440,000, respectively.

Outstanding Stock Warrants
No warrants were issued during the nine months ended September 30, 2013. A summary of the status of the warrants outstanding and exercisable at September 30, 2013 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75	139,340	2.00 years	$0.75
$0.78	213,402	2.34 years	$0.78
$0.80	124,481	2.25 years	$0.80
$1.00	212,000	1.91 years	$1.00
$1.15	461,340	7.58 years	$1.15
$1.93	5,000,000	3.23 years	$1.93
$2.00	54,367	2.84 years	$2.00
	6,204,930	3.43 years	$1.75

No compensation expense has been recognized for the vesting of warrants to consultants and other outside service providers in the accompanying statements of operations for the nine months ended September 30, 2013. Compensation expense of $210,067 was recognized for the vesting of warrants to consultants and other outside service providers for the nine months ended September 30, 2012.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Condensed Consolidated Financial Statements

The significant assumptions relating to the valuation of the Company's options issued for the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Dividend Yield	0%	0%
Expected Life	5-10 years	1-10 years
Expected Volatility	63.47%- 83%	89.06%- 90.48%
Risk Free Interest Rate	0.88%-2.57%	0.74%- 1.74%

A summary of the status and changes of the options granted under stock option plans and other agreements for the nine-month period ended September 30, 2013 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2012	15,455,471	$1.04
Issued	760,867	1.19
Exercised	--	--
Forfeited	(338,222)	$1.73
Outstanding at September 30, 2013	15,878,116	$1.03

During the nine months ended September 30, 2013, the Company issued 760,867 options to purchase the Company's common stock with an exercise price of $1.10 - $1.58 and grant date fair value of $485,166.  A summary of the status of the options outstanding at September 30, 2013 is presented below:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Contractual Life	Price	Exercisable	Price

7,358,277	5.19 years	$0.70	7,358,277	$0.70
3,205,134	7.78 years	$0.83	3,205,134	$0.83
60,000	2.75 years	$1.00	60,000	$1.00
300,000	9.89 years	$1.10	--	--
300,000	9.74 years	$1.15	8,333	$1.15
100,000	4.34 years	$1.24	100,000	$1.24
115,000	7.49 years	$1.35	81,667	$1.35
125,000	4.34 years	$1.45	125,000	$1.45
330,000	8.20 years	$1.55	171,667	$1.55
7,645	4.34 years	$1.58	7,645	$1.58
3,077,060	9.15 years	$1.66	2,075,508	$1.66
900,000	7.89 years	$1.90	625,000	$1.90
15,878,116	6.86 years	$1.03	13,818,231	$0.96

At September 30, 2013, $2,059,304 of unamortized compensation expense for unvested options is expected to be recognized in future periods.

Compensation expense of $3,478,404 has been recognized for vesting of options for the nine months ended September 30, 2013.  The aggregate intrinsic value of the outstanding options as September 30, 2013 was $3,708,463.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of September 30, 2013 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$171,392	$136,913	$34,479	--	--
Capital Purchase Obligations (1)	1,236,524	1,236,524	--	--	--
Total	$1,407,916	$1,373,437	$34,479	--	--
(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of September 30, 2013, as we had not yet received the related goods or taken title to the property.

Contingencies
In accordance with ASC Topic 450, when applicable, the Company records accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  Currently, we have no lawsuits, claims, proceedings and investigations pending involving us.

NOTE 11 - RELATED PARTY

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

Since January 1, 2009, we have sold $296,658 of halloysite clay to companies using it in the testing and production of various applications.  We have three grades of halloysite products, the difference among them being the percentage of halloysite contained in each.  We also differentiate our halloysite products based on color.  At times, we surface treat our product to achieve certain performance characteristics required by customers' products.  We believe that a number of potential customers are at various stages of the commercialization process.  The Company currently markets its line of halloysite-based products under the DragoniteTM name.  In addition to halloysite, the Dragon Mine also contains iron ore, including geothite and hematite.  Pricing of our iron ore-related products is based on a variety of factors, including, but not limited to, the different grades of product and the application markets to which we are marketing our iron-ore related products.

Our financial statements contain significant net losses, which result primarily from our investment in the development of our Dragon Mine, including drilling and laying the foundation for commercialization of our various products.  We have expended resources on mining staff, mining equipment and supplies, geologists, consultants, sample testing and corporate infrastructure to guide us into full production.  We are considered an exploration-stage company under SEC Industry Guide 7 since we have not demonstrated the existence of proven or probable reserves at our Dragon Mine. Furthermore, because we have not produced a significant amount of revenues to date, we are considered an exploration stage company for U.S. GAAP. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in our Dragon Mine to date has been expensed and, therefore, does not appear as assets on our condensed consolidated balance sheet.  We expect to expense additional exploration expenditures in 2013 related to the Dragon Mine.

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

Recent Business Developments

•	In October 2013, the Company announced that it entered into a development agreement with OPF Enterprises, LLC ("OPF"), a leading ceramic consulting firm that focuses on ceramic materials and process development, to formulate a range of ceramic-based proppants to market to oil and gas drillers in shale formations in close proximity to the Company's Utah-based Dragon Mine.

•	In August 2013, the Company announced that it successfully raised $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.

•	In June 2013, the Company sold its first 10 tons of iron oxide to a leading specialty chemicals company for use in the absorption and catalyst market, which illustrates our entrance into the iron oxide industry.

•	In June 2013, the Company entered into a Memorandum of Understanding ("MOU") to form an agreement with Mitsui Plastics, Inc. to market, sell, and distribute its Dragonite™ Halloysite Clay and Iron Oxide globally.

•	During the second and third quarters of 2013, the Company made some key personnel changes, including the addition of a new Head of Iron Oxide Business Unit; addition of a new Chief Technology Officer; and the appointment of a leading technology executive and management consultant to its Technical Advisory Board. In addition, the Company appointed Mario Concha, former president of the Chemical Division of Georgia Pacific, Inc., to its Board of Directors. The appointment of Mr. Concha expands the Board to five directors and the number of independent directors to three.

•	In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000. No broker was used and no commission was paid as part of this transaction.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2013	December 31, 2012

Financial instruments:
Warrant derivative		$1,095,000		$1,095,000	$1,945,000
PIK Note derivative		$2,670,000		$2,670,000	--

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value of the respective assets and liabilities at September 30, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.  Further, due to the recent placement of the PIK Notes, fair value of the Notes approximates $10,500,000 at September 30, 2013. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Binomial Lattice Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2013	December 31, 2012

Market price and estimated fair value of stock	$1.09	$1.54
Exercise price	$1.93	$2.00
Term (years)	3.23	4
Dividend yield	$--	$--
Expected volatility	77.34%	83.3%
Risk-free interest rate	0.73%	0.54%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2013	December 31, 2012

Market price and estimated fair value of stock	$1.09	--
Exercise price	$1.40	--
Term (years)	9.83	--
Dividend yield	$--	--
Expected volatility	77.34%	--
Risk-free interest rate	2.63%	--

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

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  For all periods through September 30, 2013, all costs associated with the Company's mines, excluding original acquisition cost, have been expensed as the Company remains an exploration stage company.

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

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-Employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  With respect to equity based payments to non-employees, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. During the quarter ended September 30, 2013 the Company employed the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  The Company previously utilized the contractual term as the expected term because the Company believed that general exercise would not have been imminent until the culmination of the contractual term as it was in pre-commercial stages of development and marketing of its minerals.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2013	2012	Amount	%

REVENUES	$6,773	$666	$6,107	917%

OPERATING EXPENSES:
Production costs	579	1,530	(951)	(62%)
Exploration costs	1,175,430	1,046,986	128,444	12%
General and administrative	2,002,890	1,301,705	701,185	54%
Depreciation expense	78,864	73,619	5,245	7%
Total Operating Expenses	3,257,763	2,423,840	833,923	34%

Operating Loss	(3,250,990)	(2,423,174)	(827,816)	34%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(212,830)	(5,134)	(207,696)	4046%
Gain (loss) on revaluation of warrant derivative	200,000	(90,000)	290,000	(322%)
Gain on revaluation of stock awards	10,000	5,000	5,000	100%
Loss on revaluation of PIK note derivative	(615,000)	--	(615,000)	0%
Other income (expense)	(279)	(4,643)	4,364	(94%)
Total Other Income (Expense)	(618,109)	(94,777)	(523,332)	552%

Net Loss	$(3,869,099)	$(2,517,951)	$(1,351,148)	54%

Revenue generated during the three months ended September 30, 2013 was $6,773, compared to $666 of revenue generated during the same period in 2012. Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers.  We believe that a number of these potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite and/or iron ore.

Total operating expenses for the three months ending September 30, 2013 were $3,257,763 compared to $2,423,840 of operating expenses incurred during the same period in 2012, an increase of $833,923 or 34%.  The increase was due primarily to a $128,444, or 12%, increase in exploration costs and a $701,185, or 54%, increase in general and administrative expense.

Exploration costs incurred during the three months ended September 30, 2013 were $1,175,430 compared to $1,046,986 of exploration costs incurred during the same period in 2012, an increase of $128,444, or 12%.  Our exploration costs are related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.  The primary driver of the increase in exploration costs mainly related to increased R&D expenditures relating to formulation of ceramic-based proppants, as discussed in Recent Business Developments; an increase in miner wages and benefits from the previous year; and the additions of a new R&D Manager, Office Manager and five mining employees in 2013.

General and administrative expenses incurred during the three months ended September 30, 2013 totaled $2,002,890 compared to $1,301,705 of expense incurred during the same period in 2012, an increase of $701,185 or 54%.  The increase was driven primarily by a $645,808 increase in noncash stock compensation expense due to certain management equity grants in November 2012; a $25,144 increase in travel due to increased trips to the mine and industry conferences; and the remaining increase was due primarily to an increase in healthcare and business insurance.

Net Loss for the three-month period ending September 30, 2013 was $3,869,099 compared to a loss of $2,517,951 incurred during the same period in 2012, an increase of $1,351,148 or 54%.  The increase in the Net Loss was primarily due to a $701,185 increase in General & Administrative expenses, mainly related to noncash stock compensation; a $523,332 increase in Other Expense, mainly due to a noncash, valuation loss of a PIK Note derivative; and a $128,444 increase in Exploration Costs, as described above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2013	2012	Amount	%
REVENUES	$44,737	$152,296	$(107,559)	(71%)

OPERATING (INCOME) EXPENSES:
Production costs	18,986	83,124	(64,138)	(77%)
Exploration costs	3,418,696	2,568,509	850,187	33%
General and administrative	5,978,976	4,605,925	1,373,051	30%
Depreciation expense	236,552	199,856	36,696	18%
Total Operating Expenses	9,653,210	7,457,414	2,195,796	29%

Net Operating Loss	(9,608,473)	(7,305,118)	(2,303,355)	32%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(226,454)	(11,205)	(215,249)	1921%
Gain on revaluation of warrant derivative	850,000	1,440,000	(590,000)	(41%)
Gain (loss) on revaluation of stock awards	45,000	(3,000)	48,000	(1600%)
Loss on revaluation of PIK note derivative	(615,000)	--	(615,000)	0%
Other income (expense)	2,052	(8,847)	10,899	(123%)
Total Other Income (Expense)	55,598	1,416,948	(1,361,350)	(96%)

Net Loss	$(9,552,875)	$(5,888,170)	$(3,664,705)	62%

Revenue generated during the nine months ended September 30, 2013 was $44,737, compared to $152,296 of revenue generated during the same period in 2012.  Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers. We believe that a number of potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite or iron ore.

Total operating expenses for the nine months ending September 30, 2013 were $9,653,210 compared to $7,457,414 of expenses incurred during the same period in 2012, an increase of $2,195,796 or 29%.  The increase was due primarily to a $850,187, or 33%, increase in exploration expense and a $1,373,051, or 30%, increase in general and administrative expense.

Exploration costs incurred during the nine months ended September 30, 2013 were $3,418,696 compared to $2,568,509 of costs incurred during the same period in 2012, an increase of $850,187 or 33%.  The majority of our exploration expenses during the nine month period were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The primary drivers of the increase in exploration costs included a $250,096, or 35%, increase in mine employee wages due to the hiring of a new Research & Development Manager; an increase in the number of miners in 2013, and a higher wage rate instituted during the second half of 2012; a $241,778 increase in contract labor as we engaged a third party drilling company related to the exploration of other minerals during the first quarter of 2013; a $158,749, or 42%, increase in geological consulting and expenditures relating to mineral characterization; and a $182,665, or 137%, in contract testing of clay and iron drill samples and testing in the proppant arena.

General and administrative expenses incurred during the nine months ended September 30, 2013 totaled $5,978,976 compared to $4,605,925 of expense incurred during the same period in 2012, an increase of $1,373,051 or 30%. The largest component of the variance was an increase in noncash stock compensation expense of $1,719,555 mainly due to equity options granted by the Board to certain members of management in November 2012, followed by increases in health and Directors and Officers insurance expense of $131,407; an increase in legal services expense of $31,325 relating to patent work performed; $40,353 of increased travel expense for increased trips to the mine; and an increase in corporate rent of $25,604 as the Company moved its corporate office to accommodate additional employees.  The increase in general and administrative expense was partially offset by a $612,700 decline in employee and consultant compensation expense resulting from a $750,000 bonus paid to management during the first quarter of 2012, partially offset by increases in compensation and benefits related to the hiring of a new CFO.

Net Loss for the nine month period ended September 30, 2013 was $9,552,875 compared to a loss of $5,888,170 incurred during the same period in 2012, an increase of $3,664,705 or 62%.  The increase in the Net Loss was due to a $1,361,350 decrease in Other Income, primarily from a noncash revaluation of warrants and PIK Notes, a $107,559 decrease in revenue, and a $2,195,796 increase in operating expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred material recurring losses from operations while in the process of developing and commercializing halloysite clay and iron oxide.  At September 30, 2013, we had a total accumulated deficit of $58,311,321.  For the nine months ended September 30, 2013 and 2012, we sustained net losses from exploration stage of $9,552,875 and $5,888,170, respectively.  From December 2008 through June 2013, our activities have been financed primarily through the sale of convertible debt and equity securities. During the first quarter of 2013, the Company raised $5,560,000 of cash proceeds through the sale of common stock, and in August 2013, the Company raised $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023.  We believe that we have sufficient resources to fund operations for the next 12 months and are continuing to evaluate our strategic direction aimed at achieving profitability and positive cash flow.

Cash used in operating activities during the nine months ended September 30, 2013 was $6,238,464 compared to $5,196,791 of cash used during the same period in 2012.  The $1,041,673 increase in cash used during the period was due primarily to a higher net loss realized during the nine months ended September 30, 2013 as the Company added key corporate and mining personnel, conducted additional drilling operations and conducted various testing and research relating to the commercialization of its halloysite clay, as discussed in Results of Operations.

Cash used in investing activities during the nine months ended September 30, 2013 was $1,438,676 compared to a use of $621,019 during the same period in 2012.  The key driver of this increase was the continued construction of the Company’s new mill, which is scheduled to be completed during the fourth quarter of 2013. All of this investment has been classified as Property and Equipment on the Company’s consolidated balance sheet.

Cash provided by financing activities during the nine months ended September 30, 2013 was $15,724,348 compared to $202,118 of cash used during the same period in 2012. In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000. In August 2013, the Company announced that it successfully raised an additional $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.  No broker was used and no commission was paid for either of the foregoing transactions.

OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of September 30, 2013 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$171,392	$136,913	$34,479	--	--
Capital Purchase Obligations (1)	1,236,524	1,236,524	--	--	--
Total	$1,407,916	$1,373,437	$34,479	--	--

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of September 30, 2013, as we had not yet received the related goods or taken title to the property.

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

During the third quarter of 2013, we issued stock not registered under the Securities Act as listed below.  Management at the time deemed such issuances to be exempt under Section 4(2) of the Securities Act and indicated that all sales were made to accredited investors.

During the third quarter of 2013, the Company issued 5,777 shares of its common stock valued at $6,875 as payment of a director’s fee, and 26,091 shares of its common stock valued at $28,000 to consultants for services.

In August 2013, the Company announced that it successfully raised an additional $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023.  The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.

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

APPLIED MINERALS, INC.

Dated: November 7, 2013	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 7, 2013	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer