Form 10-K
period 2013-12-31
Applied Minerals, Inc.
filed 2014-03-14
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on the last sales price on the OTC Bulletin Board on that date, was approximately $70,815,535.

 As of March 10, 2014, there were 94,710,197 common shares outstanding.

APPLIED MINERALS, INC.
YEAR 2013 ANNUAL REPORT ON FORM 10-K

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections and other forward-looking statements included in this report have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results may vary, perhaps materially. You are strongly cautioned not to place undue reliance on such projections and other forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applied Minerals, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

OVERVIEW

Applied Minerals, Inc. (the “Company” or “we” or “us”) is focused primarily on (i) the development and marketing of our halloysite clay-based Dragonite™ line of products for use to improve the performance of end-products in application markets such as flame retardant additives for plastics, nucleation, thermosets and adhesives, reinforcement, molecular sieves and catalysts, ceramics, binders, cosmetics, controlled release carriers and environmental remediation and (ii) the development and marketing of our Amiron™ line of iron oxide products for pigmentary and technical applications.

The Company owns the Dragon Mine, which has significant deposits of high quality halloysite clay and iron oxide.  The 267-acre property is located in southwestern Utah and its resource was mined for halloysite on a large-scale, commercial basis between 1949 and 1976 to be used as a petroleum cracking catalyst.  The mine was idle until 2001 when the Company leased it to develop its halloysite resource for advanced, high-value applications.  We purchased 100% of the property in 2005.

Halloysite is an aluminosilicate clay that possesses a tubular morphology with a hollow lumen (pore).  Traditionally, halloysite has been used to manufacture porcelain, bone china and catalysts used in the petroleum cracking process. A significant amount of academic research has been performed on the commercial uses of halloysite clay beyond porcelain products and ceramic catalysts. This research has identified a wide array of application areas in which the unique morphology of halloysite can be utilized to either enhance the performance of existing applications or create new high performance ones.  Since 2009, management has been primarily focused on developing halloysite-based products for advanced applications, such as, but not limited to, additives for polymer composites.  The clays used in these advanced applications sell for significantly higher than those of the more traditional applications.  Nanoclays have been used as additives to develop high performance plastic composites that cannot be developed using traditional fillers.  Nanoclays, such as treated montmorillonite, sell for up to $5,000 per ton due, in large part, to the cost associated with exfoliating the clay so it may be properly dispersed within a polymer matrix.  Halloysite has been shown to be as effective a polymer additive as nanoclay without requiring a costly exfoliation to disperse it within a polymer matrix.  The Company has and continues to utilize a number of PhD-level consultants to research and develop the use of halloysite in advanced applications.

In addition to the development of its halloysite resource, management has also developed a line of iron oxide-based products for the pigmentary and technical markets.  The Dragon Mine’s 3.3 million tons of natural iron oxide mineralized material are comprised primarily of  goethite and hematite.  Initially, the resource was considered to be utilizable as only an input to the steel-manufacturing process but, upon additional analysis, the iron resource was found to be an advanced iron oxide due to its high Fe2O3 content, exceptional chemical purity, fine grains and good dispersability good tinting strength and color saturation, low color variation and a low content of heavy metals.  Advanced iron oxides have commercial uses in a number of higher value applications such as the aforementioned pigmentary and technical markets.  The Company’s Amiron product line includes semi-transparent and FDA-compliant pigments for the construction, concrete, paints and coatings, and plastics and rubber industries.  Amiron Technical Oxides, due to their particularly high surface area of 25 m2/g – 125 m2/g and reactivity, can be used as the media for the removal of toxins from waste and drinking water and as a catalyst for desulfurization.  The Company has made its first sale of Amiron to a customer for use as a pigment.

The Company has carried out an extensive drilling program to characterize the mineralized material at the Dragon Mine.  The Company has also recently commissioned a 45,000 tpa mineral processing plant at its Dragon Mine property.  This facility utilizes Hosokawa-Alpine technology that (i) enhances the Company’s ability to control the processing of its mineral resource for qualities such as particle size, moisture and purity and (ii) apply a range of surface treatments to its processed minerals.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

RECENT BUSINESS DEVELOPMENTS

•
During the fourth quarter of 2013 and the first quarter of 2014, the Company appointed three new Board members: Mario Concha, former president of the Chemical Division of Georgia Pacific, Inc.; Robert Betz, formerly of Cognis Corp., the North American division of Cognis GmbH, a $4 billion worldwide supplier of specialty chemicals and nutritional ingredients, and Henkel AG & Company; and Ali Zamani, a former Principal at SLZ Capital Management, a New York-based asset management firm, and former senior investment professional at Goldman Sachs Investment Partners and Goldman Sachs Principal Strategies. Evan Stone resigned as a director on December 31, 2013; Mr. Stone, an attorney, resigned because he joined a new law firm as of January 1, 2014 and it is the policy of the new firm that its lawyers may not serve as directors of public companies. Mr. Stone had no disagreements with the Company or the Board of Directors.  The foregoing changes expanded the Board to six directors and the number of independent directors to four.

•	In December 2013, the Company launched its Amiron line of iron oxide products focused particularly on the pigmentary and technical markets.

•
In December 2013, the Company entered into a distribution agreement with Mitsui Plastics, Inc. to market, sell, and distribute its Dragonite halloysite clay and Amiron iron oxide outside of North America.

•
The Company announced that it entered into an agreement with OPF Enterprises, LLC ("OPF"), a leading ceramic consulting firm that focuses on ceramic materials and process development, to introduce Dragonite and Amiron to certain ceramic and iron oxide application markets for which it has particular expertise and customer relationships.

•	In October 2013, the Company issued an updated JORC - compliant report regarding the mineralization at the Dragon Mine property with respect to its clay and iron oxide resources.

•	In August 2013, the Company announced that it successfully raised $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc. The purchasers of the Notes included one current shareholder and two new investors of the Company.

•	In June 2013, the Company sold its first 10 tons of iron oxide to a leading specialty chemicals company for use in the absorption and catalyst market.

•
In April 2013, the Company announced the signing of an agreement with Sigma-Aldrich Corporation (NASDAQ: SIAL), a leading Life Science and High Technology company, to market and distribute Dragonite to researchers worldwide through the Aldrich Materials Science initiative.

•
During the second and third quarters of 2013, the Company made some key personnel changes, including the appointment of an individual from a leading global specialty chemicals company to lead its Iron Oxide Business Unit and the hiring of a new Chief Technology Officer.

•	In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000. No broker was used and no commission was paid as part of this transaction.

DRAGON MINE

The Dragon Mine is located in the Tintic Mining District approximately 10 miles south of Eureka, Utah and approximately 75 miles southwest of Salt Lake City, Utah. The Dragon Mine property covers approximately 267 acres with a large mining permit from the state of Utah allowing for the extraction of minerals throughout the property. The mine can be operated year-round.

Mineralization Material and Reserves

The Company does not have mineral “reserves,” as that term is defined in the Securities and Exchange Commission’s Industry Guide 7.   The Company has declared measured and indicated “resources” under the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves (the “JORC Code”). Among the differences between Industry Guide 7 and the JORC Code are (i) Industry Guide 7 requires additional steps, such as a mine plan and (ii) tonnages reported under Industry Guide 7 are net of mining losses and processing while tonnages under the JORC Code are reported in situ (in the ground) without allowances for mining losses and processing.  For SEC reporting purposes, the Company may report tonnage and grade of mineralized material in situ.  Unless and until the Company establishes reserves under Industry Guide 7, it will be classified for SEC reporting purposes as an “exploration” stage company and is not eligible to be classified as a “development” or “production” stage company.

The Company’s exploration activities to date at the Dragon Mine have been divided into three separate geographical areas.  Note that the information about tonnages and grade are estimates determined in accordance with the procedures set forth under “Procedures Used to Develop the Tonnage and Grade Results.”  Currently, the three geological areas of the Dragon Mine are:

Dragon Pit

The Dragon Pit area covers 4.95 acres and is mined underground. There are three separate types of mineralized material in the Dragon Pit area. The first type is comprised of clay with a relatively high concentration (~ 94%) of halloysite. The Dragon Pit contains 625,650 tons of this type of mineralized material.

The second grade found in the Dragon Pit is comprised of a mix of kaolinite, illite-smectite, and halloysite clays.  Clays constitute approximately 73.4% of this mineralization of which halloysite constitutes approximately 42.6%, kaolinite constitutes 19.2% and illite-smectite constitutes 11.6%.  The Dragon Pit contains 565,575 tons of this type of mineralized material.

The third type of mineralized material found in the Dragon Pit is comprised of iron-bearing materials.  This mineralization contains goethite (an iron hydroxide) and hematite (an iron oxide). We will refer to both minerals as “iron oxide.”  The mineralization is approximately 94% iron oxide on a mineralogical basis, of which goethite accounts for 69.7% and hematite 24.3%. There exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Dragon Pit exists as a goethite-hematite mix. The Dragon Pit contains 2,631,825 tons of this iron-bearing mineralization.

Western Area

The Western area covers 6.33 acres and is mined underground.  There are two different types of mineralization in the Western Area.

One type of mineralization in the Western Area is comprised primarily of a mix of kaolinite, illite-smectite, and halloysite clays. The clay content of this mineralization is approximately 71.4%, of which kaolinite constitutes 47.2%, illite-smectite constitutes 17.5% and halloysite constitutes 6.7%. The Western Area contains 862,903 tons of this type of mineralization.

The other type of mineralization is iron-bearing.  The Western Area contains goethite and hematite. The mineralization is approximately 96% iron oxide on a mineralogical basis, of which hematite accounts for 75.9% and goethite 20.1%.  There exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Western Area exists as a goethite-hematite mix. The Western Area contains 670,450 tons of this iron-bearing mineralization.

Surface Piles

There are five surface piles that were created during the mining of halloysite clay by Filtrol between 1949 and 1976.  Filtol mined the Dragon Mine’s halloysite resource for use as a petroleum cracking catalyst.  Any clay that contained more than a minimal amount (~ 2%) of iron oxide was not usable for petroleum cracking and was discarded into one of five surface piles. We view the Surface Piles as a possible source of revenue.

The following sets forth information about the mineralized material by surface pile:

		Average Clay Content (%)
Surface Pile	Clay (tons)	Halloysite	Kaolinite	Illite- Smectite	Total
1	154,500	41.8	25.8	9.4	77.0
2	127,100	19.0	33.6	27.8	80.4
3	298,900	9.4	30.7	24.9	65.4
4	33,280	13.2	31.7	31.7	76.7
5	144,100	13.5	13.5	31.8	81.8

Procedures Used to Develop the Tonnage and Grade Results

The following describes sample collection, sample preparation, and the analytical procedures used to develop analytical results set forth above for the Dragon Pit, the Western Area, and the Surface Piles.

Surface surveying positioning of holes was carried out using sub-centimetre Trimble GPS Receivers (base station and Rover) with accuracy within 5mm. Underground surveying utilized a Topcon GTS3 Total Station which measures angle to one second and measures distances to parts per million. A DSI (Deviation Survey Instrument) SRG (Surface Recording Gyro) was utilized to measure deviation of the hole. A Brunton compass is used to determine a reference line. Readings are taken every 50’ during the survey and a final reference reading is used to calculate the hole’s overall drift. When run correctly the instrument is accurate to within 1 foot per 1000’ of depth.

Core drilling was carried out and for all boreholes the driller placed the core into a box, which was carefully labeled with borehole number, depth reached and any voids noted.  A LCF (Lithology Control File) was established for each area and w included all rock types identified. The borehole number, coordinates, elevation, inclination, azimuth and depths drilled were entered into a log showing the LCF.

The following analyses were carried out by Macaulay Scientific Consulting Ltd, Analytical Laboratory Services on the clay extracted from the drill holes:  Moisture Content; XRD identification; XRPD quantitative analysis; _XRPD Formamide test; SEM imaging; FTIR analysis; BET Surface Area / Porosity; Qualitative EDS; XRF; ICP—MS for trace elements; MINOLTA – Color and brightness measurements.  For analysis of the iron oxide, XRD, ICP-MS, BET Surface Area, Color and Brightness measurements were carried out by James Hutton Institute. ALS Minerals Laboratory in Reno, Nevada carried out analytical procedures ME-XRF21u, Iron oxide by XRF Fusion – normalized (XRF Instrument), OA-CRAE05x, LOIS for XRF (WST-SEQ) AND Au-ICP21, Au 30g FA ICP-AES Finish (ICP-AES Instrument)

Logging was carried out in line with the Lithology Control File. All of the data was then entered into a spreadsheet to show Borehole Number, coordinates, elevation and individual test results for each of the increments sampled and tested.

The Company utilized the PC/Core software package to convert raw borehole data and assumptions by the Company into a mathematical model using block model interpolation.  The program provides for the production of “Quality Array Reports,” each of which shows the correlation between one variable and all of the other variables in the model.

Deep Drilling for Other Minerals

During the first quarter of 2013, as part of the Company’s drill program carried out to explore for halloysite and iron oxide in the Dragon Pit area of the property, the Company drilled a hole in the Dragon Pit area. To explore the possibility of a copper porphyry, it continued to drill further, to 3,218 feet.   In the 2,056.5 – 2,166.0 ft. levels, there was sulphide mineralization showing a silver and tellurium signature.  The results of the drilling by themselves do not indicate a commercial deposit.  Whether there is any commercial deposit, however, cannot be determined from one drill hole and would have to be proven by further drilling and would have to take into account the costs of mining at that depth.

Description of Minerals at the Dragon Mine

Clays

Kaolinite and halloysite are clays and members of the kaolin group of clays.   Both are aluminosilicate clays.  Kaolinite and halloysite are essentially chemically identical, but have different morphologies (shapes). Kaolinite typically appears in plates or sheets. Halloysite, in contrast, typically appears in the shape of hollow tubes.  On average, the halloysite tubes have a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers.  Formation of halloysite occurs when kaolinite sheets roll into tubes due to the strain caused by a lattice mismatch between the adjacent silicon dioxide and aluminum oxide layers.

Kaolinite is one of the world’s most common minerals.  U.S. production in 2011 was 5.5 million tons.

Halloysite is by comparison is a rare mineral, with worldwide production of less than about 30,000 tons.  The only other large commercial-sized halloysite mine is owned by Imerys and is located in New Zealand. There are relatively pure halloysite deposits in the China, but those deposits require hand-picking and have very limited production.

Illite refers to a group of clays that includes hydrous micas, phengite, brammalite, celadonite, and glauconite.  Illite clays are common and large amounts are produced each year.

Smectite refers to a group of clays that includes montmorillonite, bentonite, nontronite, hectorite, saponite and sauconite.  Smectite clays are common clay and large amounts are produced each year.

Iron Oxide

Hematite is the mineral form of iron oxide exists in a range of colors, including black to steel or silver-gray, brown to reddish brown, or red.

Geothite is an iron hydroxide oxide mineral exists in a range of colors, including yellowish to reddish to dark brown. If goethite is sufficiently heated to eliminate the water, it is transformed into hematite.

Mixtures of goethite and hematite are color brown.

Processing Facilities

All of the mineralization extracted from the Dragon Pit, Western Area and surface piles requires processing before it can be commercially sold.  The Company recently commissioned a 45,000 tpa Hosokawa Alpine mineral processing facility.  This mill enables the Company to (i) control the processing of its mineral resource for qualities such as particle size, moisture and purity and (ii) apply a range of surface treatments to processed minerals.  These enhanced capabilities are necessary to produce material that meets the performance criteria required by the advanced application markets to which we are marketing our products.  Prior to the commissioning of the 45,000 tpa facility, the Company utilized a smaller mill to process its minerals.  The Company plans to utilize both facilities to process its mineral resource.

HALLOYSITE-BASED PRODUCTS

Dragonite

The Company primarily markets the following four grades of halloysite-based products under the Dragonite trademark:

•	Dragonite-XR
•	Dragonite-HP
•	Dragonite-Pure White
•	Dragonite

Dragonite-XR is a halloysite-based product that is specifically formulated to act as an advanced reinforcing filler used at loading of 20 – 50 weight % in plastic composites, offering improved mechanical properties such as modulus, yield strength and HDT. We believe this product grade offers unique advantages compared to other reinforcing fillers such as glass fiber, mica, wollastonite or talc.  These advantages include improvements in retention of impact resistance, elongation to break, and control over CTE and warpage in addition to a reduction in surface abrasiveness.  Dragonite-XR, when used as a synergist, can produce a flame retardance rating of up to V0 in certain polymers.

Dragonite-HP is a halloysite-based product that is specifically formulated to act as a high performance additive for engineering thermoplastics used at loadings of just 1-3 weight %.  Dragonite-HP offers both an improvement in mechanical properties and cycle time reduction.  This product grade offers a drop-in solution for polymer applications needing mechanical improvements without the density penalty associated with traditional fillers.

By using Dragonite-HP, customers can reduce their overall manufacturing and materials costs through cycle time improvements and thin walling.

Dragonite-Pure White is a halloysite-based product of extremely high purity that uniquely suited for cosmetic applications such as skin care, sun care, hair care and oral treatments.

Dragonite is a versatile halloysite product grade with a wide range of applications including controlled release, environmental remediation, agriculture, paints and coatings, and catalysts.

The Company is currently developing other product grades for application markets such as, but not limited to, technical ceramics, ceramic proppants, and ceramic binders.

All subsequent references to Dragonite imply all four grades.

Application Markets for Dragonite

The following is a description of the application markets to which the Company is marketing its halloysite-based Dragonite products:

Flame retardant additives for plastics.  Fire retardants are widely used in flammable and flame resistant plastics and are found in electronics, building insulation, polyurethane foam, and wire and cable.  There are three types of flame retardants used in plastics:

•	Minerals, including halloysite, aluminum trihydrate (ATH), magnesium dihydrate (MDH), glass fiber, organoclays, and a number of other less important minerals;

•	Halogenated compounds. Halogenated compounds contain bromine or chlorine.

o	Halogenated flame retardants are used in conjunction with a synergist (something that enhances the effectiveness of an active agent) to enhance their efficiency. Antimony trioxide (ATO) is widely used as a synergist for halogenated fire retardants.

o	Halogenated fire retardants have been associated with health concerns due to the potential toxicity of the decomposition products, namely “Dioxins and Furans as well as environmental and bioaccumulation concerns and there has been action, in the form of treaties and federal and state legislation, to restrict certain uses of halogenated fire retardants;

•	Organophosphorus compounds.

Our research and development has demonstrated that Dragonite can be used as a partial replacement for ATH and MDH in certain applications and as a synergist to ATH and MDH in other applications. At typical loadings, ATH and MDH can adversely affect certain mechanical properties of the plastics. We believe that Dragonite in conjunction with ATH and MDH, exhibits a synergistic performance.

Our research and development has demonstrated that Dragonite can be used to replace 50% - 75% of ATO in plastic without affecting flame retardancy and while retaining the same rating under UL 94, the Standard for Safety of Flammability of Plastic Materials for Parts in Devices and Appliances testing.  The price of ATO has increased in recent years to $11,000 per ton. Our Dragonite product sells at a material discount to that amount.

Generally speaking, the use of Dragonite instead of other products should allow the manufacturer to use less fire retardant, which could lead to light weighting the manufactured product.

According to The Freedonia Group, world demand for flame retardant additives will be approximately 2.2 million metric tons in 2014.

Nucleation. Plastics and polymers are composed of long molecular chains which form irregular, entangled coils in the melted resin; the phase in which the resin is liquid and the molecules can move about freely.

Some plastics, namely amorphous types, retain such a disordered structure upon freezing; the state in which a liquid resin becomes solid and the molecules are frozen, or locked, in place and cannot move. In other plastics, referred to as semi-crystalline polymers, the chains rearrange upon freezing and form partly ordered regions. Examples of semi-crystalline polymers are polyethylene (PE), polypropylene (PP), nylon 6 and nylon 66.

Crystallization occurs as a result of nucleation (seeding effect), a process that starts with small, nanometer-sized domains upon which the polymer chains arrange in an orderly manner to develop larger crystals. The onset and rate of nucleation, and hence the overall rate of crystallization, among other variables, can be strongly affected by additives including impurities, dyes, plasticizers, fillers, and especially nucleating agents, in the polymer.

In plastic molding processes, especially in injection molding, the plastic part must remain in the mold until freezing.  To the extent that crystallization is accelerated, the time in the mold can be reduced, thereby resulting in productivity enhancement.

Dragonite added to the resin at a 1% loading or less can speed up the process of crystallization so that the time until freezing is substantially reduced.

Additives, such as Dragonite, can affect one or more of certain mechanical properties of the polymer, such as modulus (the measure of how well a polymer resist breaking when pulled apart), strength (the measure of the stress needed to break a polymer) and impact resistance (the measure of a polymer’s resistance when impacted by a sharp and sudden stress).

Dragonite at a 1% loading has the following effects on polyethylene:  increase in modulus of 20% - 25%; increase in strength of 15%; and a retention of impact resistance.  Dragonite at a 1% loading has the following effects on polypropylene: increase in modulus of 20-25%; increase in strength of 20%; and a retention of impact resistance. Enhanced mechanical properties provide a manufacturer with the ability to down gauge for thinner/lighter parts.

There is one competitor in the market with nucleating effectiveness comparable to Dragonite in PE and better in PP. However, those products sell for at least twice the price of Dragonite.

Thermosets and Adhesives.  Published reports claim significant improvements with 1-5% Dragonite in Epoxies; polymeric material widely used in thermoset materials and adhesives, for example, impact strength improvements of the order of 300% are reported among other benefits. In adhesives based on acrylates, for example polymethylmethacrylate (PMMA), adhesive strength has been shown to improve by nearly 700%. We anticipate these property enhancements will enable Dragonite to enter into various types of thermosets and adhesives.

In 2013, one customer began selling an adhesive using Dragonite.

Reinforcement.  Many plastics are reinforced allowing their use in plastics in increasingly demanding applications, where unreinforced polymers cannot perform satisfactorily.  Plastics filled with particulate or fibrous fillers are classified as polymer composites.  The major purpose of reinforcement is to improve the mechanical properties of the polymer.  As a result of improved mechanical performance, reinforced plastics can compete with stiffer materials like metal, leading to weight reduction opportunities. Reinforcing plastics also can improve electrical properties, melt flow and viscosity, and decrease permeability within plastics.

The Company has performed tests determining flex modulus (the ratio of stress to strain in flexural deformation, or the tendency for a material to bend), tensile strength (the maximum stress that a material can withstand while being stretched or pulled before failing or breaking), flexural strength (represents the highest stress experienced within the material at its moment of rupture), and impact strength (measure the material’s resistance to a sharp blow). At a 1% loading, the improvements for high-density polyethylene are a follows:  an increase in flex modulus of 30%; an increase in tensile strength of 15%; an increase in flexural strength or 15% and little to no change in impact resistance. While we are not competing with conventional reinforcements such as glass fibers typically loaded at 15% - 60%, Dragonite, at a very low loading of 0.3% - 1.0%, can impart 15% - 25% improvements.

Molecular Sieves and Catalysts.  A molecular sieve is a material with very small holes of precise and uniform size. These holes are small enough to block large molecules while allowing small molecules to pass. Many molecular sieves are used as desiccants (substances that induce or sustain a state of dryness).  Zeolites are a form of molecular sieve that are crystalline with a skeletal composed aluminosilicates.  Dragonite mixes very well with zeolites and helps entrap water and impurities both within the hollow tubular structure as well as porous outer walls, enhancing drying of natural gas and air, separation of liquid from product streams, and separation of impurities from a gas stream.

Crude oil petroleum must be processed in order to make it into gasoline and other fuels.  Part of that process includes cracking, whereby large hydrocarbons are broken into smaller ones.  There are two general types of cracking, thermal and catalytic.  Catalytic cracking involves adding a catalyst to speed up the cracking.  The reactive nature of halloysite lends itself to be an effective catalyst.  Halloysite can also be used as a support for catalysts, which are applied to the halloysite such as coatings that are themselves catalysts.

Halloysite from the Dragon Mine was used as a catalyst for petroleum cracking from 1949 to 1976.

Ceramics. A ceramic is any of various hard, brittle, heat-resistant and corrosion-resistant materials made by shaping and then firing a nonmetallic mineral, such as clay, at a high temperature.  We intend to market our halloysite to two ceramic markets:  whiteware and technical ceramics.  Whiteware is a broad class of ceramic products that are white to off-white in appearance and frequently contain a significant vitreous, or glassy, component. Including products as diverse as fine china dinnerware, lavatory sinks and toilets, dental implants, and spark-plug insulators, whitewares all depend for their utility upon a relatively small set of properties: imperviousness to fluids, low conductivity of electricity, chemical inertness, and an ability to be formed into complex shapes. Examples of technical ceramics include ceramic disc brakes, missile nose cones, gas burner nozzles, and ballistic protection.

Binders.   Dragonite can be used as a binder for proppants and non-proppant ceramics.

A proppant is a solid material, typically treated sand or man-made ceramic materials, designed to keep an induced hydraulic fracture for oil or gas open during or following a fracturing treatment. It is added to a fracking fluid.  A ceramic is an inorganic, nonmetallic solid prepared by the action of heat and subsequent cooling.  Ceramic proppants are round and are only about one twentieth of an inch in diameter.  Roundness is important to assure that there are open spaces for the oil and gas to pass out of the fracture and into the drill hole.  One of the issues in proppant manufacturing is assuring that the proppants remain round during the proppant manufacturing process.  The nature of the binder is important in assuring that the proppant will remain round in the manufacturing process.   Preliminary development work indicates that Dragonite is an excellent binder, binding the other materials on the proppant effectively and assuring appropriate sphericity.

Cosmetics.  The halloysite in Dragonite has a tubular shape that may be suited for an array of cosmetic applications.   The adsorptive nature of the halloysite found in Dragonite clay can serve as a hypoallergenic skin cleanser capable of removing unwanted toxins and oils from the skin without the need for harsh chemicals.  Dragonite, due primarily to its presence of halloysite, is also capable of exfoliating the skin.  Dragonite has been shown to be capable of functioning as a non-irritating carrier and release mechanism of cosmetic ingredients for a long lasting application.  We are exploring the development of a brand of cosmetics in partnership with an established cosmetics products company.

Controlled Release Carriers. The halloysite present in Dragonite clay can act as an effective carrier of active ingredients, enabling an agent to be released from the carrier over an extended time frame. This controlled release capability can be utilized in a wide array of applications including, but not limited to, anti-corrosive and anti-mold paint applications, agricultural applications, cosmetics, and certain pharmaceutical products, which would require the prevention of overdosing.  In agriculture, the halloysite found in Dragonite provides a delivery method of often-toxic agricultural agents.  Utilizing the inner lumen of the clay as a natural reservoir, Dragonite is able to load, store, and control the release of a range of agents in a uniform manner, which, in turn, allows a lower loading of a substance, such as pesticide or herbicide, to be as effective as a higher loading delivered in a more traditional manner.  Dragonite release rates can be controlled to match the duration of a growth or reproductive cycle, resulting in a reduction of the frequency of applications of an agent. Potential uses include the following: pesticides, fertilizers, insecticides, fungicides, herbicides, nutrients, and growth stimulants.

Environmental Remediation.  Halloysite found in Dragonite, due to its high selectivity of toxic compounds, high porosity, high surface area, fine particle size, fast adsorption rate and high absorption capacity, can act as a sorbent in environmental remediation and emissions capture. Dragonite can be utilized to facilitate the remediation of environments polluted with oil, PCB’s, toluene, phenols, methylene blue, chromium-6, ammonium, heavy and alkali metals, and uranium.  In a deepwater environment, Dragonite performs as an effective sieve to sequester pollutants released from a variety of sources such as oil spills, power plant and mine site run-off. Dragonite also works as a hydrocarbon remediation material through its ability to adsorb, de-emulsify and disperse micro-droplets of oil.

Sales Process for Dragonite

The Company markets its Dragonite into two general types of application markets.  One type is a market in which Dragonite has not been previously used, or is to be used as a substitute for another additive, to enhance certain functionality of an application.  This type of market requires a number of steps before a sale can be consummated.  Like any new material that will be incorporated into a commercial manufacturing process, a significant amount of R&D and testing must be performed on behalf of the potential customer considering the incorporation of a grade of our Dragonite into its product line before the product in question can be commercialized.  During this process we frequently must work collaboratively with the potential customer to appropriately orient its manufacturing process to successfully incorporate our material.  The length of the sales process is difficult to predict given the number of variables involved.  In some instances we’re creating a distinctly new market for our product.  However, once we successfully obtain a customer we believe that customer relationship will extend for a number of years.

The other type of market is one in which halloysite clay, in some varying formulation, has been used previously in an application.  Within these established markets, we believe our Dragonite products offer an enhanced value proposition with respect to purity and other properties sought by customers.  The pricing of our products relative to those of our competitors, however, will always be a significant factor in determining our ability to penetrate these markets.

Non-Dragonite Uses of Clays

The mineralized clay material in the surface piles and, except to the extent that the Company uses them in Dragonite, the mixed clays in the Dragon Pit and Western areas may be offered for sale for the typical uses of such clays. The Company has not attempted to sell any such clays for such uses.

IRON OXIDE-BASED PRODUCTS

Amiron

The Company markets its Amiron line of advanced natural iron oxide-based products to the pigmentary and technical application markets.  The iron oxide resource at the Dragon Mine has a high content of Fe2O3, is of exceptional chemical purity, possesses high surface area, fine grains, good dispersability, good tinting strength, enhanced color saturation, low color variation, and a low level of heavy metals content.  For these reasons the Dragon Mine’s iron oxide resource is considered an advanced natural and has applications in markets traditionally served by more expensive synthetic oxides.

For pigmentary applications the Company markets

•	AMIRON:ST
•	AMIRON:HP

For technical applications the Company markets:

•	AMIRON:OH
•	AMIRON:H

AMIRON:ST is an oxide-based product formulated as semi-transparent pigment to be used in applications such as artistic paint, interior & exterior wood stains. Demand for semi-transparent iron oxide pigments is currently constrained, as they are traditionally difficult to stabilize and disperse and very high in cost. AMIRON, in contrast, is a natural cost competitive solution that offers desirable dispersibility, color consistency, and UV protection, all due to its inherent natural characteristics and a proprietary processing technique.

AMIRON:HP is an iron oxide-based product manufactured for use in applications such as semi- transparent cosmetics, food contact colorants, and pharmaceutical applications. These industries maintain strict quality requirements, resulting in most suppliers being forced to utilize synthetic products. AMIRON:HP presents a natural alternative that complies with the cosmetics industry standards, such as FDA 21 CFR 73.2250 subpart C.

AMIRON:OH and AMIRON:H are iron oxide-based products manufactured for uses in applications such as arsenic absorption from waste and drinking water and the desulfurization of gases and certain industrial by-products.  The relatively large surface area and highly reactive surface make AMIRON:OH and AMIRON:H an effective adsorptive material for a number of environmental remediation applications.

Other markets for iron oxide include animal feed and foundry.  For foundry use, iron oxides minimize expansion and gas-related defects. Iron oxides soften when heated, to allow for sand grains to expand without cracking the core or mold surface. Iron oxides will also release oxygen to readily combine with free nitrogen from the resin system, preventing nitrogen pinhole defects.

Sales Process for Amiron

For the most part, we are marketing our Amiron products into established markets.  In some instances we believe Amiron outperforms some competing natural iron oxide products or is a feasible partial replacement for a synthetic iron oxide product currently being used.  We believe the pricing of our product will, in large part, be a significant factor in its adoption by customers.

MARKETING METHODS

The Company markets its products through direct contact with potential customers, trade shows, our website, and the presentation of scientific papers at industry conferences.  Mr. Zeitoun, the CEO, Mr. Khanna, the CTO, Mr. Galante, the head of iron oxide operations, and Mr. Basroon, Vice President of Corporate Development are all involved in marketing.

In addition, we have entered into a non-exclusive international distribution agreement with Mitsui Plastics for all areas except North America and Australia and are currently negotiating a non-exclusive sales agency agreement with Mitsui Plastics for the remaining areas.  OPF Enterprises LLC also acts as a non-exclusive sales agent.  We have agreements with several individuals to serve as non-exclusive sales agents.

RESEARCH & DEVELOPMENT

The Company’s research and developments efforts are focused on the continued creation of commercial applications for our halloysite-based products and our iron oxides.

Our expert employees include:

•	Yash Khanna, Ph.D, Chief Technology Officer. Dr. Khanna has over 35 years of highly diversified experience within the plastics industry focused primarily on new product development and marketing.

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

•
Steve Hillier, Ph.D., James Hutton Institute (Scotland, UK).  He analyzes the mineralogical characteristics of the Dragon Mine deposit.  Dr. Hillier works closely with Dr. Wilson to characterize our property.  Dr. Hillier’s research interests revolve around a mixture of clay, soil and environmental mineralogy

•
Amit Dharia, Ph.D., Transmit Technology Group, LLC (“TTG”).  Dr. Dharia provides the Company contract research and development, testing, technical marketing and consulting services. Dr. Dharia also advises us with regard to our pursuit of opportunities within the polymer composite market and acts as an agent with respect to the sale of Dragonite into customer applications, which he plays a role in developing.

•	OPF Enterprises. OPF provides consulting services relating to the use of halloysite in binders for ceramics and ceramic proppants.

COMPETITION

Dragonite

Currently we know of no companies competing with us in any significant respect in connection with the sale of halloysite-based products (Dragonite) in the advanced applications target markets. For our Dragonite to penetrate our target markets, we face significant competition as we compete against non-halloysite solutions often sold by larger, more established companies.  The basis for competition is performance and price.  If we are successful in penetrating our advanced applications target markets, we may face competition from operators of halloysite clay deposits in other locations around the world.

We do face competition in the whiteware markets, especially from the only other mine to produce significant tonnage of halloysite.

We believe that our Dragon Mine property is one of only two large-sized halloysite deposits in the world with significant commercial deposits.  There are a number of other smaller deposits of halloysite in the U.S. and other parts of the world, some of which produce halloysite commercially. The extent to which the halloysite from any of these deposits will compete with our halloysite-based products, or the extent to which they can compete, is not known to us.

Iron Oxide

We expect to compete with companies that, in some cases, may be larger and better capitalized than us.

Pigments.  There is significant competition within the iron oxide pigment market.    We will try to compete directly with synthetic iron oxide pigments in the coatings markets by selling our pigments at a lower price.  In other iron oxide pigment markets, there is very little product differentiation with competition focused primarily on price.

Technical and Other Markets.  There is significant competition in the technical markets based on performance and price.

EXPENSES FOR RESOURCE DEVELOPMENT/EXPLORATION DRILLING AND TESTING & RESEARCH

In 2013, the Company spent $869,000 for resource development and exploration drilling and $313,181 for testing and research.  The Company did not break out such expenses for prior years.

TRADEMARKS & PATENTS

We have trademarked the name Dragonite and Amiron. We believe these  trademark are important to the successful marketing of our product offering.  We do not believe that patents are material to the business.  We filed a Provisional Application for Patent in October, 2010 related to the use of nucleating agents in polyethylene. If the application is granted we believe it could be important, but not necessary, to the commercial progress of the Company.

REGULATION

The Utah Department of Natural Resources sets the guidelines for exploration and other mineral related activities based on provisions of the Mined Land Reclamation Act, Title 40-8, Utah Code Annotated 1953, as amended, and the General Rules and Rules of Practice and Procedures, R647-1 through R647-5.We have received a large mine permit from the Department.  The Company does not believe that such regulations, including environmental regulations, have or will adversely affect the Company’s business or have a material impact on capital expenditures, earnings and competitive position of the Company.

We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for the Dragon Mine  and report as required to MSHA.  The Company is subject to extensive regulation by the Mine Safety and Health Administration, which was created by the Mine Safety and Health Act of 1977. The regulations generally are designed to assure the health and safety of miners and our mine is periodically inspected by MSHA inspectors.  While the inspectors have from time to time found violations, the violations have not been serious and have been quickly corrected. The Company does not believe that such regulations have or will adversely affect the Company’s business or have a material impact on capital expenditures, earnings and competitive position of the Company.

The clays that the Company mines, including halloysite, may contain various levels of crystalline silica when mined.  Crystalline silica is considered a hazardous substance under regulations promulgated by the U.S. Occupational Health and Safety Administration (OSHA) and U.S. Mine Health and Safety Administration (MSHA) and as a result is subject to permissible exposure limits (PELs), both in the mine and at the workplaces of our customers.  The Company is required to provide Material Safety Data Sheets (MSDS) at the mine and accompanying sales of products to customers. The Company must also apply hazard warning to labels of containers of the product sold to customers.  Kaolin and halloysite are also subject to PELs.

On September 12, 2013, the Occupational Safety and Health Administration (OSHA) released  a proposed standard on respirable crystalline silica.  The proposed rule would lower to the PEL to 50 micrograms per cubic meter of air  (µg/m3), which is 50% of the current PEL and consistent with the NIOSH PEL. The agency also proposed an action level of 25 µg/m3. The Company cannot predict whether OSHA will adopt a rule and what, if any, adverse affect such rules may have on the Company’s business.

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

EMPLOYEES

As of December 31, 2013, Applied Minerals, Inc. and its subsidiary had 27 employees. None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

OTHER PROPERTIES

We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, including the Atlas Mine, located in the Coeur d'Alene mining district in Shoshone County, Idaho.  Several attempts were made over time to commercialize the Atlas Mine as a producer of silver, lead and other minerals, but none of those efforts were successful.  No attempts at mining have been undertaken since 1980.  The Company continues to own the Atlas Mine property, but has no present intention to recommence mining efforts and has listed the property for sale.  The cost basis of the property is $495,000.  The properties contain harvestable timber and are being marketed to potential buyers for recreational, mining, and/or timber uses.

HISTORY OF THE COMPANY

The Company was organized as Atlas Mining Company in 1924 as an Idaho corporation.  In 2009, it changed its state of incorporation to Delaware and changed its name to Applied Minerals, Inc.  The Company’s initial business was to own and operate the Atlas Mine in Mullan, Idaho. Several attempts were made over time to commercialize the Atlas Mine as a producer of silver, lead and other minerals, but none of those efforts were successful.  Efforts to commercialize were stopped in 1980.  The Company continues to own the Atlas Mine property but has no present intention to recommence mining efforts and has listed the property for sale.

Item 1A.	Risk Factors

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

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

FINANCIAL HISTORY

Losses.  We have experienced annual operating losses since our reactivation in September 1997.  For the year ended December 31, 2013 and 2012, the Company sustained losses from continuing operations of $13,063,526 and $9,732,399, respectively.

Accumulated Deficits. At December 31, 2013 and 2012, the Company had accumulated deficits of $62,390,769 and $48,758,446, respectively, in addition to limited cash and unprofitable operations.

NO SIGNIFICANT SALES.

Since January 1, 2009 when current management took over, the Company has sold only $313,519 of clay and iron oxide and in 2013, the Company had sales of only $54,825.

RELIANCE OF EQUITY AND DEBT SALES TO FINANCE  OPERATIONS

The Company has had to rely mainly on the proceeds from the sale of stock and convertible debt to fund its operations.  If the Company is unable to fund its operations through the commercialization of its minerals at the Dragon Mine, there is no assurance that it will be able to raise funds through the sale of equity or debt.  If so, it may have to file bankruptcy.

SUCCESS IS DEPENDENT ON PENETRATING MARKETS; COMPETITION

Obviously, in order for the Company to be successful, we must penetrate our target markets and achieve sales levels and generate sufficient cash flow to initially break even.  As outlined below, there is uncertainty that we will be able to do so.

Many of the applications for which we are selling for our halloysite-based material are applications for which halloysite has not been used previously.  As a result, there are a number of special obstacles that we need to overcome to achieve sales in these markets.  It is necessary to convince manufacturers to change their manufacturing processes and substitute our halloysite-based material for the product they are currently using, and in some cases, to use our halloysite-based material where no product was used before.  The process beginning with introducing our halloysite-based material to manufactures and ending with the manufacturing using our production its products can encounter inertia, skepticism, and different corporate priorities; requires educating potential customers on the benefits of our material and how to use our material (how much to add, when to add, and so forth) and often requires working with potential customers to assure that the potential customers test the materials under proper conditions.  While we believe that our halloysite-based material often adds significant value, we can say two things about the process that ends with manufacturers using our halloysite-based material:  it can take a long time and there is no certainty that we will be able to convince enough manufacturers to use our halloysite-base material.

Other applications for which we are selling for our halloysite-based material are applications for which halloysite has been used previously.  Similarly, the applications for which we are selling our iron oxides are applications for which iron oxides have been used previously.  To penetrate these markets, we face the difficulties encounters by any company trying to enter an established market competing against established players, some of whom are in better financial condition that we are and are already familiar to, and in many cases have relationships with, the potential customers, all of which can make such companies more attractive to customers than us. While we believe that in many cases, our products are superior to those already in the market,  there is uncertainty that we will be able to penetrate those markets to a sufficient degree.

The difficulties in penetrating markets are compounded by the significant level of competition that we face in all of our target markets.

iron oxide

We expect to compete with companies that are much larger and better capitalized than we are.

Pigments.  There is significant competition within the iron oxide pigment market. We will try to compete directly with synthetic iron oxide pigments in the coatings markets by selling our pigments at a lower price.  In other iron oxide pigment markets, there is very little product differentiation with competition focused primarily on price.

Technical and Other Markets.  There is significant competition in the technical markets based on performance and price.

Pricing

Because we have not yet penetrated any market on a continuing basis, we cannot predict whether we will be able to sell our products at the prices we predict or whether we will have to reduce the prices, perhaps substantially, to be able to make sales in significant amounts.

THE COMPANY’S SUCCESS DEPENDS ON OUR CEO

Andre Zeitoun is the President and CEO of Applied Minerals, Inc. Mr. Zeitoun has played a critical role in leading the effort to commercialize our halloysite-based products, iron oxides and waste piles. If the Company loses the service of Mr. Zeitoun, there is no assurance that the Company would be able to attract and retain a qualified replacement.

OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY THAT MAY NOT BE FULLY COVERED BY INSURANCE.

Our business is subject to a number of other risks and hazards including:

•	environmental hazards;
•	unusual or unexpected geologic formations;
•	rock bursts and ground falls;
•	seismic activity;
•	underground fires or floods;
•	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions;
•	political and country risks;
•	civil unrest or terrorism;
•	industrial accidents; and
•	labor disputes or strikes.
timber fires

Such risks could result in:

•	personal injury or fatalities;
•	damage to or destruction of mineral properties or producing facilities;
•	environmental damage and financial penalties;
•	delays in exploration, development or mining;
•	monetary losses;
•	legal liability; and
•	temporary or permanent closure of facilities.

We maintain insurance to protect against losses that may result from some of the risk of the mining business, such as property loss and business interruption, in amounts we believe to be reasonably consistent with industry practice and circumstances surrounding each identified risk. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Insurance specific to environmental risks or to timber on our Idaho properties is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental or timber insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

ESTIMATES OF MINERALIZED MATERIAL

The estimates of mineralized material set forth elsewhere herein are estimates and are not guarantees that the tonnages or grades actually exist.  Estimation is an interpretive process based on available data and certain assumptions.  You are strongly cautioned not to put undue reliance on estimate of mineralized material.  Moreover, estimates of mineralized material are not estimates of amounts that may be sold.  Estimates of mineralization are estimates of in situ amounts without taking into account mining losses (which would take into account the effects of a final mine plan) and processing losses.

COMMON STOCK:  MARKET, PRICING AND VOLATILITY

Our common stock is traded on the OTCQX.  In recent years, the number of shares traded on a daily has often not been significant.  As a result of this and perhaps other factors, the price of the stock has been quite volatile.  There is no assurance that trading will become active of a consistent basis.  The market price of our stock at any given point in time may not accurately reflect our value and may prevent investors from realizing a profit on their investment.

TENDER OFFERS OR TAKEOVER ATTEMPTS.

Certain provisions in our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction could be beneficial to stockholders. These impediments include:

•	The Delaware Business Combinations with Interested Stockholders Act generally operates to prevent a wide variety of transactions between the corporation, on one hand, and an “interested shareholder” and its affiliates, on the other hand. It generally prohibits a publicly held Delaware corporation from engaging in a “business combination” with an” interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to such date the Board of Directors of the corporation approved either the business combination or the transaction in which the person became an interested stockholder, (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owns at least 85% of the outstanding voting stock of the corporation excluding shares owned by officers or directors of the corporation and by certain employee stock plans, or (iii) on or after such date the business combination is approved by the Board of Directors of the corporation and by the affirmative vote of at least 66 2/3% of the outstanding voting stock of the corporation that is not owned by the interested stockholder. A “business combination” generally includes mergers, asset sales and similar transactions between the corporation and the interested stockholder, and other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of the corporation’s voting stock or who is an affiliate or associate of the corporation and, together with his affiliates and associates, has owned 15% or more of the corporation’s voting stock within three years.

•	The articles of incorporation prohibit shareholders from acting by written consent

•	The bylaws contain advance notice provisions for nominations of directors and for presentation of business at stockholder meetings

TAX REFORM

There has been significant activity in Congress moving toward tax reform.  If tax reform takes place, certain provisions of current law that are favorable to the Company, particularly percentage depletion and not operating loss carryforwards, could be limited or eliminated.

MORE GENERALIZED RISKS.  We are subject to the risks that affect other mining companies and industrial companies in general.  Among these risks are the following.

ESTIMATES RELATING TO NEW DEVELOPMENT PROJECTS ARE UNCERTAIN AND WE MAY INCUR HIGHER COSTS AND LOWER ECONOMIC RETURNS THAN ESTIMATED

Mine development projects typically require a number of years and significant expenditures during the development phase. Such projects could experience unexpected problems and delays during development.

Our decision to develop a project the Dragon Mine is based on the results of internal studies, a third party resource study, and expertise. The actual project profitability or economic feasibility may differ from our estimates as a result of any of the following factors, among others:

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

MINING ACCIDENTS OR OTHER ADVERSE EVENTS AT AN OPERATION COULD DECREASE OUR ANTICIPATED PRODUCTION.

Exploration development and/or production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; unexpected regulatory actions; or because our equipment or facilities fail to operate properly or as expected.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT ON OUR MINING OPERATIONS.

Exploration and mining operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Exploration and mining operations and some of the products we sell are also subject to federal, state and local laws and regulations that seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position.  Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.  Management is aware of the necessity of obtaining proper permits prior to conducting any exploration activity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

PRINCIPAL OFFICE

The corporate office is located at 110 Greene Street, Suite 1101, New York, N.Y., 10012.   The offices are leased.

DRAGON MINE

The Dragon Mine property located in Juab County, Utah About 75 miles southeast of Salt Lake City and about 10 miles south of Eureka, Utah.  The property is located in the East Tintic Mountains in the Main Tintic subdistrict of the Tintic Mining district at about 6800 feet above sea level.  Access is by county road.

The Dragon Mine property covers approximately 266.7 acres with a Large Mining Permit from the state of Utah allowing for the extraction of minerals throughout the property.  The property consists of 38 patented and six unpatented mining claims located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Base Meridian.  The Company pays approximately $800 in annual maintenance fees to the U.S. Department of Interior Bureau of Land Management to maintain rights to its unpatented claims.  The BLM Claim Numbers for the unpatented claims are: UMC385543, UMC 385544, UMC394659, UMC394660, UMC408539, and UMC408540. The Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine.

A generalized map showing the patented and unpatented claims and the boundaries of the mine permit is shown in Figure 1.

APPROVED
JUN 3 0 2011
DIV. OIL GAS & MINING

Applied Minerals Inc.
Dragon Mine
Tintic Mining District, Utah
Figure No.3
Generalized
Patented Claim Ownership
and Large Mine Permit
Boundary
S1/4 Section 30, T10S, R2W SLB&M
N1/4 Section 31, T10S, R2W SLB&M
Explanation
Large Mine Permit Boundary
Patented Claims owned by Atlas
Patented Claims owned by others
Unpatented Lode Claims (Atlas)
UMC385543 Black Dragon Fraction
UMC385544 Frankie Fraction
UMC394659 Roadside Fraction
UMC394660 Silver Coin Fraction
UMC408539 Alice Fraction
UMC408540 January Fraction
Boss Tweed
Blackjack Tunnel
Black Dragon
Governor
Turk
Great Eastern
Cygnet
Willie Gundry
Frankie #3
Frankie #2
Frankie #1
Great White Vor
Sunny Side
Brooklyn
Elsie
Elsie No. 2
JUNE
DAISY
DEW DROP
Dragon
Rattler
Silver
Coin
Roadside
Non
Mary
Guardian
June Rose
Martha Washington #2
Quarry
Canyon
Drill Hole
South Iron Blossom
Last Chance
Alaska
Molly Gibson
0
500
1000
1500
SCALE
U.S. Survey Foot
6700
6500
B2

The Dragon Mine was first mined in the 1870s and was mined on and off for gold, silver, iron, and zinc, among other minerals.  From 1949 through 1976, Filtrol Corporation mined the property for halloysite-bearing clay, which, when processed, was used primarily as a carrier for catalysts used in the petroleum cracking process.  According to certain mine-related records, Filtrol mined approximately 1.35 million tons of clay from the Dragon Mine.  Because halloysite with more than 2% iron oxide cannot be used in the petroleum cracking process and because some the halloysite contains more than 2%, Filtrol discarded such halloysite and created five large surface piles, which are till located on the property.

The mine was idle from 1977 until it was leased by the Company, with an option to buy, beginning in 2001.  The property was purchased in 2005 for $500,000.

The Dragon mine is situated along the northern edge of the Silver City Monzonite stock near its contact with Paleozoic metasedimentary rocks such as the Upper Cambrian Ajax Dolomite. The Ajax Dolomite has undergone metasomatic alteration and contact metamorphism related to the intrusion of the stock, resulting in partial recrystallization to form magnesium silicate minerals such as serpentine. The iron and clay deposits at the Dragon mine are localized along the north-northeast-trending Dragon fissure zone that merges with the Iron Blossom ore zone farther to the northeast. These deposits formed as acidic hydrothermal fluids flowed along fractures and replaced carbonate-bearing sedimentary rocks with clay minerals, iron oxides, and other minerals.

SHOSHONE COUNTY, ID

We own approximately 1,200 acres of fee simple property and patented mining claims, and 160 acres of mineral rights and unpatented claims, including the Atlas Mine, located in the Coeur d'Alene mining district in Shoshone County, Idaho.  Several attempts were made over time to commercialize the Atlas Mine as a producer of silver, lead and other minerals, but none of those efforts were successful.  No attempts at mining have been undertaken since 1980.  The Company continues to own the Atlas Mine property, but has no present intention to recommence mining efforts and has listed the property for sale.  The carrying value of the property is $445,180.

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

Market Prices for Our Common Stock

Our common stock is quoted on the OTCQB under the symbol “AMNL.”  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Year 2013		Year 2012
	High	Low	High	Low
First Quarter	$1.72	$1.40	$1.65	$1.19
Second Quarter	$1.47	$1.11	$1.89	$1.35
Third Quarter	$1.19	$0.98	$1.41	$1.21
Fourth Quarter	$1.22	$1.00	$1.73	$1.38

Record Holders
As of December 31, 2013, there were approximately 1,071 holders of record of our common stock.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends
Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock.  We have no current plans to declare dividends and we are not subject to any restrictions or limitations relating to the declaration or payment of regular dividends other than those imposed by state corporate laws applicable to corporations generally.

Equity Compensation Plans

On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based under Code Section 162(m).  Under the LTIP, 8,900,000 shares are authorized for issuance.  The STIP does not refer to a particular number of shares, but would use the shares authorized in the LTIP for issuance under the STIP.  The CEO, the CFO, Named Executive O~~o~~fficers, and directors, among others, are eligible to participate in the LTIP and STIP.  Prior to the adoption of the LTIP and STIP, stock options were granted under individual arrangements between the Company and the grantees, and approved by the Board of Directors.   It is anticipated that future grants of options and stock awards will be made pursuant to the LTIP and/or STIP.

Equity Compensation Information As of December 31, 2013
	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,799,705	$1.57	4,820,128

Equity compensation plans
not approved by security holders	18,283,341	$1.16	--

Total	22,083,046	$1.23

(1) The compensation plans not approved by stockholders were one-time grants and there were no additional securities that might be issued under the individual plans

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG APPLIED MINERALS, INC.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Applied Minerals, Inc.	$100	$387	$533	$847	$1,027	$733
iShares Russell Microcap ® Index ETF	$100	$123	$157	$140	$164	$236
S&P Metals & Mining Index ETF	$100	$186	$248	$177	$163	$152

* Cumulative return assumes a $100 investment of each respective security at December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2013	2012	2011	2010	2009
Revenue	$54.8	$165.7	$93.0	$0	$0
Loss from continuing operations	$(13,063.5)	$(9,732.4)	$(7,424.5)	$(4,891.5)	$(6,701.5)
Net loss	$(13,063.5)	$(9,732.4)	$(7,430.3)	$(4,767.7)	$(6,766.2)
Loss from continuing operations - basic	$(0.14)	$(0.11)	$(0.10)	$(0.07)	$(0.11)
Net loss - basic	$(0.14)	$(0.11)	$(0.10)	$(0.07)	$(0.11)
Loss from continuing operations - diluted	$(0.14)	$(0.11)	$(0.10)	$(0.07)	$(0.11)
Net loss - diluted	$(0.14)	$(0.11)	$(0.10)	$(0.07)	$(0.11)
Cash and equivalents	$8,685.6	$3,356.1	$10,170.5	$1,642.3	$1,584.9
Total assets	$15,215.3	$7,818.5	$12,874.8	$4,215.1	$4,005.3
Long-term liabilities	$11,727.4	$2,129.4	$3,452.8	$5,055.0	$2,257.3
Shareholders’ equity (deficit)	$1,486.6	$3,966.2	$8,828.4	$(1,561.3)	$310.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  In these consolidated financial statements, the warrant derivative liability, stock compensation, impairment of long-lived assets and valuation allowance on income taxes involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

Fair Value
Disclosures and measurements of fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability, when applicable, in an orderly transaction between market participants at the measurement date (exit price). For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in the applicable valuation techniques into the following three levels:

Level 1 – quoted prices in active markets for identical assets and liabilities
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 –significant unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2013 and 2012 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable materially approximate fair value.  For the Company’s warrant and PIK note derivative liabilities fair value was estimated using a Binomial Lattice Model.

Revenue Recognition
Revenue includes sales for halloysite and is recognized when title passes to the buyer and when collectability is reasonably assured.  Title passes to the buyer based on terms of the sales contract.  Product pricing is determined based on contractual arrangements with the Company’s customers.

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

Through December 31, 2013 all costs associated with prospecting and exploration of the Company's mines have been deemed to have indeterminable recoverability and therefore have been expensed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU was effective for reporting periods beginning after December 15, 2012.  The adoption of this standard did not have an impact on our financial position or results of operations.

Results of Operations- 2013 compared to 2012

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2013	% of Rev.	2012	% of Rev.	Amount	%

REVENUES	$54,825	100%	$165,742	100%	$(110,917)	(67%)

OPERATING EXPENSES:
Production costs	17,244	31%	103,238	62%	(85,994)	(83%)
Exploration costs	4,551,666	8311%	3,542,977	2138%	1,008,689	28%
General and administrative *	8,569,413 *	15621%	6,541,043 *	3946%	2,028,370 *	31%
Depreciation expense	317,570	579%	280,991	170%	36,579	13%
Loss on impairment and disposition of land and equipment	2,482	5%	9,913	6%	(7,431)	(75%)
Total Operating Expenses	13,458,375	24548%	10,478,162	6322%	2,980,213	28%

Operating Loss	(13,403,550)	(24448%)	(10,312,420)	(6222%)	(3,091,130)	30%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(497,187)	(907%)	(12,993)	(8%)	(484,194)	3727%
Gain on revaluation of warrants derivative	995,000	1815%	630,000	380%	365,000	58%
Gain (Loss) on revaluation of stock awards	44,000	80%	(27,000)	(16%)	71,000	(263%)
Loss on revaluation of PIK Notes	(195,000)	(356%)	--	0%	(195,000)	0%
Other income (expense)	(6,789)	(12%)	(9,986)	(6%)	3,197	32%
Total Other Income (Expense)	340,024	620%	580,021	350%	(239,997)	(41%)

Net Loss	$(13,063,526)	(23828%)	$(9,732,399)	(5872%)	$(3,331,127)	34%

* Includes $4,707,381 and $2,314,154 of noncash stock compensation expense for 2013 and 2012, respectively, relating to employee and consultant stock options.

Revenue generated during 2013 was $54,825, compared to $165,742 of revenue generated during the same period in 2012.  We believe that a number of potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite or iron ore.

Total operating expenses for 2013 were $13,458,375 compared to $10,478,162 of expenses incurred during the same period in 2012, an increase of $2,980,213 or 28%.  The increase was due primarily to a $1,008,689, or 28%, increase in exploration expense and a $2,028,370, or 31%, increase in general and administrative expense, mainly due to noncash stock compensation expense.

Exploration costs incurred during 2013 were $4,551,666 compared to $3,542,977 of costs incurred during the same period in 2012, an increase of $1,008,689 or 28%.  The majority of our exploration expenses were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The primary drivers of the increase in exploration costs included a $313,647, or 30%, increase in mine employee wages due to the hiring of a new Research & Development Manager; an increase in the number of miners in 2013, and a higher wage rate instituted during the second half of 2012; a $241,778 increase in contract labor as we engaged a third party drilling company related to the exploration of other minerals during the first quarter of 2013; a $184,044, or 35%, increase in geological consulting and expenditures relating to mineral characterization; and a $305,960, or 168%, in contract testing of clay and iron drill samples and testing in the proppant arena.  These additional expenditures were slightly offset by reduced equipment rentals and repairs in 2013.

General and administrative expenses for 2013 totaled $8,569,413 compared to $6,541,043 of expense incurred during the same period in 2012, an increase of $2,028,370 or 31%. The largest component of the variance was an increase in noncash stock compensation expense of $2,393,227 mainly due to equity options granted by the Board to certain members of management in November 2012, followed by increases in Directors and Officers insurance expense of $61,932; $91,629 of increased travel expense for increased trips to the mine; and an increase in corporate rent of $26,861 as the Company moved its corporate office to accommodate additional employees.  The increase in general and administrative expense was partially offset by a $585,558 decline in employee and consultant compensation expense resulting from a $750,000 bonus paid to management during the first quarter of 2012, partially offset by increases in compensation and benefits related to the hiring of a new CFO, CIO and Head of Iron Oxide.

Net Loss for 2013 was $13,063,526 compared to a loss of $9,732,399 incurred during 2012, an increase of $3,331,127 or 34%.  The increase in the Net Loss was due to a $239,997 decrease in Other Income, primarily from interest expense relating to the newly-issued PIK Notes, a $110,917 decrease in revenue, and a $2,980,213 increase in operating expenses, as described above.

Results of Operations- 2012 compared to 2011

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2012	% of Rev.	2011	% of Rev.	Amount	%

REVENUES	$165,742	100%	$92,952	100%	72,790	78%

OPERATING (INCOME) EXPENSES:
Production costs	103,238	62%	80,578	87%	22,660	28%
Exploration costs	3,542,977	2138%	2,675,017	2878%	867,960	32%
General and administrative	6,541,043	3946%	4,256,859	4580%	2,284,184	54%
Depreciation expense	280,991	170%	248,605	267%	32,386	13%
Loss (gain) on impairment and disposition of land and equipment	9,913	6%	(1,000)	(1%)	10,913	1091%
Total Operating Expenses	10,478,162	6322%	7,260,059	7811%	3,218,103	44%

Operating Loss	(10,312,420)	(6222%)	(7,167,107)	(7711%)	(3,145,313)	44%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(12,993)	(8%)	(533,447)	(574%)	520,454	98%
Gain on revaluation of warrants derivative	630,000	380%	225,000	242%	405,000	180%
Loss on revaluation of stock awards	(27,000)	(16%)	(47,000)	(51%)	20,000	43%
Other income (expense)	(9,986)	(6%)	98,010	105%	(107,996)	(110%)
Total Other Income (Expense)	580,021	350%	(257,437)	(277%)	837,458	325%

Loss from continuing operations	(9,732,399)	(5872%)	(7,424,544)	(7988%)	(2,307,855)	(31%)

Loss from discontinued operations	--	0%	(5,772)	(6%)	5,772	100%

Net loss	(9,732,399)	(5872%)	(7,430,316)	(7994%)	(2,302,083)	(31%)

Net income attributable to the non-controlling interest	--	0%	(52,320)	(56%)	52,320	100%

Net Loss attributable to Applied Minerals	$(9,732,399)	(5872%)	$(7,482,636)	(8050%)	(2,249,763)	(30%)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred material recurring losses from operations while in the process of developing and commercializing halloysite clay and iron oxide.  The Company has incurred material recurring losses from operations.  At December 31, 2013, we had a total accumulated deficit of $61,821,972.  For the year ended December 31, 2013 and 2012, we sustained losses from continuing operations of $13,063,526 and $9,732,399, respectively.   From December 2008 through December 2013, our activities have been financed primarily through the sale of convertible debt and equity securities. During the first quarter of 2013, the Company raised $5,560,000 of cash proceeds through the sale of common stock, and in August 2013, the Company raised $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023.  We believe that we have sufficient resources to fund operations for the next 12 months and are continuing to evaluate our strategic direction aimed at achieving profitability and positive cash flow.

Cash used in operating activities in 2013 was $8,205,101 compared to $6,752,263 of cash used during the same period in 2012.  The $1,452,838 increase in cash used during the period was due primarily to a higher net loss realized during 2013 as the Company added key corporate and mining personnel, conducted additional drilling operations and conducted various testing and research relating to the commercialization of its halloysite clay, as discussed in Results of Operations.

Cash used in investing activities during 2013 was $2,046,358 compared to a use of $1,372,977 during the same period in 2012.  The key driver of this increase was the continued construction of the Company’s new mill. All of this investment has been classified as Property and Equipment on the Company’s consolidated balance sheet.

Cash provided by financing activities during 2013 was $15,580,908 compared to $1,310,807 of cash generated during the same period in 2012.  The key variance in financing activities occurred primarily due to the additional sale of $16,060,000 of common stock and PIK notes to certain qualified investors during 2013 over $1,625,000 in 2012:

•	September 2012- Sale of 1,250,000 shares of common stock for $1,625,000 in cash.
•	January 2013- Sale of 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.
•	August 2013- the Company announced that it successfully raised an additional $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.

No broker was used and no commission was paid for any of the foregoing transactions.

Our total assets as of December 31, 2013 were $15,215,287 compared to $7,818,460 as of December 31, 2012, or an increase of $7,396,827.  As described above, the Company raised over $16 million in financing in 2013 and utilized this cash in operational investments into the corporate infrastructure and its mining facility (see below).  Total liabilities were $13,728,720 at December 31, 2013 compared to $3,852,223 at December 31, 2012.  The increase is mainly due to the establishment of a PIK Note liability and related derivative resulting from the issuance of PIK Notes in August 2013 (See next section- Issuance of Convertible Debt).  Total stockholders’ equity declined from $3,966,237 at December 31, 2012 to $1,486,567 at December 31, 2013, mainly due to the losses incurred during 2013 as the Company is continuing to invest in its operations, offset by increased capital resulting from third party investments.

ISSUANCE OF CONVERTIBLE DEBT

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Notes with additional PIK Notes containing the same terms as the Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash.

The Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary antidilution adjustments. As of issuance, the Notes are convertible into 7,500,000 shares of the common stock.  The holders may convert the Notes at any time. The Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.

The Notes contain customary representations and warranties and several covenants.  The proceeds will be used for general corporate purposes.  No broker was used and no commission was paid in connection with the sale of the Notes.

These Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition to the customary antidilution provisions, the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price.  Therefore, the estimated fair value of the conversion feature of $2,055,000 (based on observable inputs) was bifurcated from the Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Notes.  The debt discount is being amortized using the effective interest method over the 10-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a binomial lattice model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2013 that require us to make future cash payments.  For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$137,917	$137,917	--	--	--
Capital Purchase Obligations (1)	$1,208,892	$1,208,892	--	--	--
Total	$1,346,809	$1,346,809	--	--	--

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of December 31, 2013, as we had not yet received the related goods or taken title to the property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm- EisnerAmper LLP	24

Reports of Independent Registered Public Accounting Firm- PMB Helin Donovan, LLP	25

Financial Statements:

Consolidated Balance Sheets at December 31, 2013 and 2012	26

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011, and for the Period January 1, 2009 (Beginning of Exploration Stage) through December 31, 2013	27

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012, and 2011, and for the Period January 1, 2009 (Beginning of Exploration Stage) through December 31, 2013	28

Consolidated Statements of Stockholders' Equity (Deficit) for Each of the Years Ended December 31, 2009 through 2013	29

Consolidated Statements of Cash Flows for the Years Ended Years Ended December 31, 2013, 2012, and 2011, and for the Period January 1, 2009 (Beginning of Exploration Stage) through December 31, 2013	31

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Applied Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from January 1, 2009 (Beginning of Exploration Stage) to December 31, 2013.  Our audits also included the financial statement schedule of Valuation and Qualifying Accounts for each of the years ended December 31, 2013 and 2012 included in Item 15(a)(2). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Minerals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2013 annual report on Form 10-K.  Our responsibility is to express opinions on these consolidated financial statements, financial statements schedule and the Company’s internal control over financial reporting based on our audits. The Company’s financial statements for the period from January 1, 2009 to December 31, 2011 were audited by other auditors whose report, dated March 15, 2012 expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 2009 to December 31, 2011 reflect a net loss of $19,016,551 that is included in the related total for the period from January 1, 2009 to December 31, 2013. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of the internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Minerals, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended and for the period from January 1, 2009 (Beginning of Exploration Stage) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

/s/ EisnerAmper LLP

New York, New York
March 13, 2014

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Applied Minerals, Inc.

We have audited the consolidated statements of operations, comprehensive loss, and cash flows for the year ended December 31, 2011and the cumulative period from January 1, 2009 (Inception) through December 31, 2011 (not presented separately herein) and changes in stockholders’ equity  for each of the annual periods from Inception through December 31, 2011, of Applied Minerals, Inc. (the “Company”). Our audit also included the financial statement schedule as of December 31, 2011 listed in the accompanying index at Item 15(b) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2011, and the cumulative period from Inception through December 31, 2011 (not presented separately herein), in conformity with generally accepted accounting principles in the United States.  Also in our opinion, the related financial statement schedule as of December 31, 2011 presents fairly, in all material respects, the information set therein when considered in relation to the basic consolidated financial statements.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Seattle, Washington

March 15, 2012

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$8,685,552	$3,356,103
Accounts receivable, net of allowance of $-0- and $25,106 at December 31, 2013 and 2012, respectively	5,756	7,778
Deposits and prepaid expenses	423,472	379,941
Total Current Assets	9,114,780	3,743,822

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and Equipment, net	4,921,611	2,895,742
Total Property and Equipment, net	6,031,549	4,005,680

Other Assets
Deposits	68,958	68,958
Total Other Assets	68,958	68,958

TOTAL ASSETS	$15,215,287	$7,818,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,580,146	$1,155,327
Stock award payable	110,000	154,000
Current portion of notes payable	311,165	413,470
Total Current Liabilities	2,001,311	1,722,797

Long-Term Liabilities
Long-term portion of notes payable	40,826	184,426
Warrant derivative	950,000	1,945,000
PIK notes payable, net of $2,020,750 debt discount	8,486,583
PIK Note derivative	2,250,000	--
Total Long-Term Liabilities	11,727,409	2,129,426

Total Liabilities	13,728,720	3,852,223

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares
Authorized, none issued
Common stock, $0.001 par value, 200,000,000 shares authorized, 94,646,013 and 90,619,444 shares issued and outstanding at December 31, 2013 and 2012, respectively	94,646	90,619
Additional paid-in capital	63,213,893	52,634,064
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(41,812,476)	(28,748,950)
Total Stockholders’ Equity	1,486,567	3,966,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,215,287	$7,818,460

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,				For the Period January 1, 2009 (Beginning of Exploration Stage) through December 31,
	2013	2012	2011		2013

REVENUES	$54,825	$165,742		$92,952	$313,519

OPERATING (INCOME) EXPENSES:
Production costs	17,244	103,238		80,578	201,060
Exploration costs	4,551,666	3,542,977		2,675,017	14,102,389
General and administrative	8,569,413	6,541,043		4,256,859	26,529,210
Depreciation expense	317,570	280,991		248,605	1,133,758
Loss (Gain) from disposition and impairment of land and equipment	2,482	9,913		(1,000)	62,994
Total Operating Expenses	13,458,375	10,478,162		7,260,059	42,029,411

Operating Loss	(13,403,550)	(10,312,420)		(7,167,107)	(41,715,892)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(497,187)	(12,993)		(533,447)	(1,969,225)
Gain on revaluation of warrant derivative	995,000	630,000		225,000	1,850,000
Gain (Loss) on revaluation of stock awards	44,000	(27,000)		(47,000)	(202,500)
Loss on revaluation of PIK Note derivative	(195,000)	--		--	(195,000)
Other income (expense)	(6,789)	(9,986)		98,010	419,079
Total Other Income (Expense)	340,024	580,021		(257,437)	(97,646)

Loss from continuing operations	(13,063,526)	(9,732,399)		(7,424,544)	(41,813,538)

(Loss) Income from discontinued operations	--	--		(5,772)	53,382

Net loss	(13,063,526)	(9,732,399)		(7,430,316)	(41,760,156)

Net income attributable to non-controlling interest	--	--		(52,320)	(52,320)

Net Loss Attributable to Applied Minerals, Inc.	$(13,063,526)	$(9,732,399)	$	(7,482,636)	$(41,812,476)

Loss Per Share Attributable to Applied Minerals, Inc. (Basic and Diluted):

Loss per share from continuing operations	$(0.14)	$(0.11)		$(0.10)

Net Loss Per Share (basic and diluted)	$(0.14)	$(0.11)		$(0.10)

Weighted Average Shares Outstanding (basic and diluted)	94,303,264	89,552,788		74,568,658

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,			For the Period January 1, 2009 (Beginning of Exploration Stage) through December 31,
	2013	2012	2011	2013

Net Loss	$(13,063,526)	$(9,732,399)	$(7,482,636)	$(41,812,476)

Change in Market Value of Investments	--	--	--	1,327

Net Comprehensive Loss	$(13,063,526)	$(9,732,399)	$(7,482,636)	$(41,811,149)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For each of the years ended December 31, 2009 through 2013

	Common Stock			Accumulated Deficit	Accumulated Deficit	Other Compre-	Non-	Total Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Beginning Balance, January 1, 2009	59,215,628	$59,216	$22,096,327	$(20,009,496)	$--	$(1,466)	$52,415	$2,196,996

Shares issued for directors fees	78,497	78	17,172	--	--	--	--	17,250

Issuance of common stock for conversion of debt including accrued interest	10,487,226	10,487	4,085,434	--	--	--	--	4,095,921

Amortization of convertible debt discount	--	--	365,341	--	--	--	--	365,341

Fair value of stock options and warrants issued to directors and consultants	--	--	401,234	--	--	--	--	401,234

Net change in unrealized gain on available for sale securities	--	--	--	--	--	139	--	139

Change in non-controlling interest	--	--	--	--	--	--	(77)	(77)

Net loss	--	--	--	--	(6,766,200)	--	--	(6,766,200)

Balance, December 31, 2009	69,781,351	69,781	26,965,508	(20,009,496)	(6,766,200)	(1,327)	52,338	310,604

Shares issued for directors fees	81,911	82	64,997	--	--	--	--	65,079

Issuance of common stock for conversion of debt including accrued interest	2,457,500	2,458	2,341,464	--	--	--	--	2,343,922

Fair value of stock options and warrants issued to directors and consultants	--	--	334,669	--	--	--	--	334,669

Shares issued to related parties relating to forbearance agreement	427,714	428	320,358	--	--	--	--	320,786

Shares canceled from forfeiture agreed upon in legal settlement	(3,044,083)	(3,045)	(166,955)	--	--	--	--	(170,000)

Change in non-controlling interest	--	--	--	--	--	--	(18)	(18)

Net loss	--	--	--	--	(4,767,715)	1,327	--	(4,766,388)

Balance, December 31, 2010	69,704,393	69,704	29,860,041	(20,009,496)	(11,533,915)	--	52,320	(1,561,346)

Shares issued for directors fees and other services	97,612	98	118,301	--	--	--	--	118,399

Issuance of common stock for conversion of debt including accrued interest	5,019,895	5,020	5,014,875	--	--	--	--	5,019,895

Fair value of stock options and warrants issued to directors and consultants	--	--	2,181,394	--	--	--	--	2,181,394

Shares issued for cashless option and warrant exercise	47,505	48	(48)	--	--	--	--	-0-

Shares issued for cash	14,250,000	14,250	10,590,787	--	--	--	--	10,605,037

Impairment of consolidation	--	--	--	--	--	--	(52,320)	(52,320)

Net Loss	--	--	--	--	(7,482,636)	--	--	(7,482,636)

Balance, December 31, 2011	89,119,405	89,120	47,765,350	(20,009,496)	(19,016,551)	--	--	8,828,423

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For each of the years ended December 31, 2009 through 2013

	Common Stock			Accumulated Deficit	Accumulated Deficit	Other Compre-	Non-	Total Stock-
			Additional	Prior to	During	hensive	Control-	holders’
			Paid-In	Exploration	Exploration	Income	ling	Equity
	Shares	Amount	Capital	Stage	Stage	(Loss)	Interest	(Deficit)
Reclassification from warrant derivative liability due to change in valuation methodology	-0-	-0-	780,000	--	--	--	--	780,000

Shares issued for directors fees and other services	103,580	103	150,956	--	--	--	--	151,059

Shares issued for cashless option and warrant exercise	146,459	146	(146)	--	--	--	--	--

Shares issued for cash	1,250,000	1,250	1,623,750	--	--	--	--	1,625,000

Stock-based compensation expense	--	--	2,314,154	--	--	--	--	2,314,154

Net Loss	--	--	--	--	(9,732,399)	--	--	(9,732,399)

Balance, December 31, 2012	90,619,444	90,619	52,634,064	(20,009,496)	(28,748,950)	--	--	3,966,237

Shares issued for directors fees and other services	269,812	270	316,205	--	--	--	--	316,475

Shares issued for cash	3,756,757	3,757	5,556,243	--	--	--	--	5,560,000

Stock-based compensation expense	---	--	4,707,381	--	--	--	--	4,707,381

Net Loss	--	--	--	--	(13,063,526)	--	--	(13,063,526)

Balance, December 31, 2013	94,646,013	$94,646	$63,213,893	$(20,009,496)	$(41,812,476)	--	--	$1,486,567

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			Through
	2013	2012	2011	December 31, 2013

Cash Flows From Operating Activities:
Net loss	$(13,063,526)	$(9,732,399)	$(7,482,636)	$(41,812,476)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	317,570	280,991	248,605	1,133,758
Amortization of deferred financing costs	--	--	146,939	150,000
Amortization of discount – PIK Notes	41,583	--	--	409,117
Issuance of PIK Notes in payment of interest	--	--	342,884	863,870
Stock issued for director and consulting services	316,475	151,059	118,436	668,299
Stock-based compensation expense	4,707,381	2,314,154	2,181,394	9,938,832
Gain on revaluation of warrant derivative	(995,000)	(630,000)	(225,000)	(1,850,000)
Loss on revaluation of PIK Notes	195,000	--	--	195,000
(Gain) loss on revaluation of stock awards for non-employees	(44,000)	27,000	47,000	202,500
Gain on stock award forfeiture	--	--	--	(145,000)
Loss from disposition and impairment of land and equipment	2,482	9,913	3,862	74,753
Gain on settlement of debts	--	--	(101,380)	(101,380)
Other non-cash income	--	--	(28,587)	(28,587)
Provision for doubtful accounts	--	13,168	11,938	25,106
Change in operating assets and liabilities:
Accounts receivable	2,022	(482)	28,873	(30,818)
Mining supplies inventory	--	--	3,503	--
Deposits and prepaid expenses	189,656	55,148	(12,801)	335,571
Accounts payable and accrued expenses	125,256	759,185	18,387	1,074,008
Net cash (used in) provided by discontinued operations	--	--	(1,152)	603,585
Net Cash Used In Operating Activities	(8,205,101)	(6,752,263)	(4,699,735)	(28,293,862)

Cash Flows From Investing Activities:
Purchases of land and mining property	--	--	--	(72,923)
Purchases of property and equipment	(64,345)	(321,440)	(271,387)	(839,856)
Construction-in-progress	(1,982,013)	(1,051,537)	--	(3,033,550)
Proceeds from sale of assets	--	--	1,000	151,000
Net cash provided by discontinued operations	--	--	--	434,670
Net Cash Used In Investing Activities	(2,046,358)	(1,372,977)	(270,387)	(3,360,659)

Cash Flows From Financing Activities:
Payments on notes payable	(479,092)	(304,099)	(518,726)	(1,614,538)
Payments on leases payable	--	(10,094)	(167,956)	(431,088)
Proceeds from insurance settlement	--	--	--	115,000
Proceeds from notes payable	--	--	--	124,129
Proceeds from PIK notes payable	10,500,000	--	--	20,100,000
Proceeds from sale of common stock	5,560,000	1,625,000	14,185,000	21,370,000
Payments for legal settlement	--	--	--	(170,000)
Net cash used by discontinued operations	--	--	--	(56,431)
Net Cash Provided By Financing Activities	15,580,908	1,310,807	13,498,318	39,437,072

Net increase (decrease) in cash and cash equivalents	5,329,449	(6,814,433)	8,528,196	7,782,551
Cash and cash equivalents at beginning of period	3,356,103	10,170,536	1,642,340	903,001
Cash And Cash Equivalents At End Of Period	$8,685,552	$3,356,103	$10,170,536	$8,685,552

The accompanying notes are an integral part of these consolidated financial statements.

 APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				For the Period
				January 1, 2009
				(Beginning of
	For the year ended			Exploration Stage)
	December 31,			through
	2013	2012	2011	December 31, 2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,180	$18,206	$58,056	$127,922
Income Taxes	$3,841	$--	$1,465	$5,856

Supplemental disclosure of noncash investing and financing activities:
Conversion of debt and accrued interest to common stock	$--	$--	$5,019,895	$11,459,738

Property and equipment financed on lease	$--	$--	$--	$197,000

Property and equipment financed with note payable	$--	$438,250	$173,838	$642,088

Construction-in-progress in accounts payable	$299,563	$105,000	$--	$404,563

Prepaid insurance financed with note payable	$233,187	$170,600	$141,908	$545,695

Land reclassified from assets held for sale to land and mining property	$--	$445,180	$-0-	$445,180

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide.  The Company is currently in various phases of commercial scale trials with several organizations in various markets with respect to uses of halloysite clay and iron oxide.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  In these consolidated financial statements, the warrant and PIK note derivative liabilities, stock compensation, impairment of long-lived assets and valuation allowance on income taxes involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 totaled $317,570, $280,991, and $248,605, respectively.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Revenue Recognition
Revenue includes sales of halloysite clay and, commencing in June 2013, iron oxide, and is recognized when title passes to the buyer and when collectability is reasonably assured.  Title passes to the buyer based on terms of the sales contract.  Product pricing is determined based on contractual arrangements with the Company’s customers.

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have reserves, subsequent development costs will be capitalized and will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

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

The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions.  Federal income tax returns subsequent to 2009 are subject to examination by major tax jurisdictions.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position.

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  The Company instituted formal long-term and short-term incentive plans on November 20, 2012, which were approved by its shareholders.  Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors.  We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. During the quarter ended June 30, 2013 the Company employed the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.  The Company previously utilized the contractual term as the expected term.

Per share data
Loss per share for the years ended December 31, 2013, 2012 and 2011 respectively, is calculated based on 94,303,264, 89,552,788, and 74,568,658 weighted average outstanding shares of common stock. See Note 11 for further details, including common stock equivalents that were not included in the diluted computation as their effect would be anti-dilutive.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU was effective for reporting periods beginning after December 15, 2012.  The adoption of this standard did not have an impact on our financial position or results of operations.

NOTE 3 – DISCONTINUED OPERATIONS

The Company permanently discontinued its contract mining operations at the Atlas Mine near Mullan, Idaho as of December 31, 2008.  The Company identified assets attributed to the discontinued operation that were being held for sale in the amount of $445,180 as of June 30, 2012 and December 31, 2011.  During the third quarter of 2012, after unsuccessfully marketing the mine for sale, the Company reclassified this asset from held for sale to land and mining property as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources.  Upon transfer, the carrying value of the mine was tested for impairment, noting fair value exceeded the carrying value and therefore no impairment was necessary. For the years ended December 31, 2013 and 2012, the Company recorded property taxes related to the mine of $6,646 and $5,830, respectively included in other expenses. Loss from discontinued contract mining operations for the year ended December 31, 2011 was calculated as follows:

2011
General and administrative expenses	$(910)
Loss on impairment of assets	(4,862)
Loss from discontinued operations	$(5,772)

During the year ended December 31, 2011, the mining and timber property located in northern Idaho was impaired by $4,862.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	2013	2012
Land (a)	$945,180	$945,180
Land improvements	164,758	164,758
Buildings	631,299	631,299
Mining equipment	1,569,635	1,519,635
Milling equipment	333,594	336,146
Laboratory equipment	65,934	65,934
Office equipment	60,992	52,014
Vehicles	140,002	140,002
	3,911,394	3,854,968
Less: Accumulated depreciation	1,317,958	1,005,825
	2,593,436	2,849,143
Construction in progress (b)	3,438,113	1,156,537
Total	$6,031,549	$4,005,680

(a)	Includes the Atlas Mine near Mullan, Idaho with a carrying value of $445,180 ( Note 3), and the Dragon Mine with a carrying value of $500,000.
(b)	Represents investments in a new plant facility and related equipment at the mine site.

NOTE 5 – STOCK AWARD PAYABLE

In 2007 the Company agreed to grant 100,000 shares in total to an Executive Vice President, John Gaensbauer, as part of his employment agreement.  By the time the Company was attempting to issue the stock, Mr. Gaensbauer had resigned his position and the Company and certain members of its former management team were defendants in a class action filed by the Company’s shareholders.  Given the class action, the Company was uncertain whether it would have to ultimately issue shares to Mr. Gaensbauer, settle such stock grant in cash, or rescind the stock grant.  As such, the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company’s stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue.  For the years ended December 31, 2013, 2012, and 2011 the Company realized a gain (loss) on the revaluation of the remaining stock awards totaling $44,000, ($27,000), and ($47,000), respectively. At December 31, 2013 and 2012 the value of the stock award was $110,000 and $154,000, respectively.  At December 31, 2013, the stock award granted to Mr. Gaensbauer has not been issued.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2013	December 31, 2012

Financial instruments:
Warrant derivative		$950,000		$950,000	$1,945,000
PIK Note derivative		$2,250,000		$2,250,000	--

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2013 and 2012 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable approximates fair value.  Further, due to the recent placement of the PIK Notes, fair value of the Notes approximates $10,500,000 at December 31, 2013 (level 2). For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Binomial Lattice Model and Monte Carlo model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2013	December 31, 2012

Market price and estimated fair value of stock	$1.10	$1.54
Exercise price	$1.93	$2.00
Term (years)	3	4
Dividend yield	$--	$--
Expected volatility	76.90%	83.3%
Risk-free interest rate	0.78%	0.54%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2013	December 31, 2012

Market price and estimated fair value of stock	$1.10	--
Exercise price	$1.40	--
Term (years)	9.58	--
Dividend yield	$--	--
Expected volatility	76.90%	--
Risk-free interest rate	2.96%	--

NOTE 7 - NOTES AND LEASES PAYABLE

Notes payable at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012

Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$42,927	$97,769
Note payable for mining equipment, payable $950 monthly, including interest (b)	23,302	31,565
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	76,313	142,840
Note payable for mining equipment, payable $7,409 monthly, including interest (d)	--	10,130
Note payable for mining equipment, payable $5,000 monthly, including interest (d)	--	53,517
Note payable for mine site vehicle, payable $628 monthly (e)	28,276	35,816
Note payable for mining equipment, payable $5,000 monthly, including interest (f)	9,932	64,708
Note payable for mining equipment, payable $1,632 monthly, including interest (g)	8,898	32,192
Note payable to an insurance company, payable $16,604 monthly, including interest (h)	--	98,714
Note payable to an insurance company, payable $4,447 monthly, including interest (i)	--	30,645
Note payable to an insurance company, payable $19,139 monthly, including interest (j)	132,576	--
Note payable to an insurance company, payable $4,297 monthly, including interest (k)	29,767	--
	351,991	597,896
Less: Current Portion	(311,165)	(413,470)
Notes Payable, Long-Term Portion	$40,826	$184,426

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

(a)	On July 7, 2011, the Company purchased mining equipment for $198,838 by issuing a note with an implicit interest rate of 9.34%. The note is collateralized by the mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011
(b)	On April 17, 2012, the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%. The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012
(c)	On July 23, 2012, the Company purchased mining equipment for $169,500 by issuing a note with an interest rate of 5.5%. The note is collateralized by the mining equipment with payments of $6,060 for 30 months, which started on August 25, 2012
(d)	On July 19, 2012, the Company purchased two pieces of mining equipment that had been leased for $39,042 and $79,735, respectively, by issuing notes with an implicit interest rate of 5.5% and are collateralized by the mining equipment with payments of $ 7,409 and $5,000 for 4 and 15 months, respectively
(e)	On September 20, 2012, the Company purchased a vehicle for the mine site for $37,701 by issuing a non-interest bearing note. The note is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012
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
(h)	The Company signed a note payable with an insurance company dated October 17, 2012 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%. The note matured in June 2013 and was repaid.
(i)	The Company signed a note payable with an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note matured in July 2013 and was repaid.
(i)	The Company signed a note payable with an insurance company dated October 17, 2013 for directors’ and officers’ insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2014.
(i)	The Company signed a note payable with an insurance company dated October 21, 2013 for liability insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2014.

The following is a schedule of the principal maturities on these notes as of December 31, 2013:

2014	$311,165
2015	23,916
2016	11,254
2017	5,656
Total Notes Payable	$351,991

During the years ended December 31, 2013, 2012 and 2011, the Company's interest payments related to notes payables totaled $23,180, $18,206, and $58,029 respectively.

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Notes with additional PIK Notes containing the same terms as the Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash.

The Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary antidilution adjustments.   As of issuance, the Notes are convertible into 7,500,000 shares of the common stock.  The holders may convert the Notes at any time.  The Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Notes contain customary representations and warranties and several covenants.  The proceeds will be used for general corporate purposes.  No broker was used and no commission was paid in connection with the sale of the Notes.

These Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition to the customary antidilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price.  Therefore, the estimated fair value of the conversion feature of $2,055,000 (based on observable inputs) was bifurcated from the Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Notes.  The debt discount is being amortized using the effective interest method over the 10-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

At December 31, 2013, the fair value of the PIK Note Derivative was estimated to be $2,250,000, resulting in a loss of $195,000 for 2013.  In addition, the Company amortized $41,583 of debt discount relating to the PIK Notes Payable, increasing the PIK Notes Payable carrying value to $8,486,583 as of December 31, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.  At December 31, 2013 and 2012, no shares of preferred stock were outstanding.

Common Stock
On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share.  At December 31, 2013 and 2012, 94,646,013 and 90,619,444 shares were issued and outstanding, respectively.

2013
During 2013 the Company issued a total of 269,812 shares of common stock valued at $316,475 to directors and consultants as payments of fees.  In addition, on January 23, 2013 the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.  No broker was used and no commission was paid as part of this transaction.

2012
During the year ended December 31, 2012, the Company issued a total of 103,574 shares of common stock to directors and consultants as payment of fees.  The value of the restricted shares was recorded at $151,059.  During the year ended December 31, 2012, warrant holders received 106,774 shares of the Company’s common stock through cashless exercises.  During the year ended December 31, 2012 option holders received 39,685 shares of the Company’s common stock through a cashless exercise.  Also during the year ended December 31, 2012 the Company sold a total of 1,250,000 shares of common stock priced at $1.30 per share, at the then current share price.

2011
During the year ended December 31, 2011, the Company issued a total of 97,612 shares of restricted common stock to directors and consultants as payment of fees.  The value of the restricted shares was recorded at $118,436.  During the year ended December 31, 2011, a warrant holder received 5,570 shares of the Company’s common stock through a cashless exercise.  During the year ended December 31, 2011 an option holder received 41,935 shares of the Company’s common stock through a cashless exercise.  Also during the year ended December 31, 2011, the Company sold a total of 14,250,000 shares of common stock at pricing between $1.25 and $1.53 per share, collecting a total of $10,805,000, less $230,000 of offering expenses.  A portion of these shares was purchased by a related party (see Note 14).

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants
The Company issued 5,000,000 warrants (“Samlyn warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock.  The strike price of these warrants was $2.00 per share at the date of grant.  These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition to the customary antidilution provisions the notes contain a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price.  Therefore, the fair value of these warrants (based on observable inputs) was recorded as a liability in the balance sheet until they are exercised or expire or are otherwise extinguished.  During the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment of $0.03 from $2.00 to $1.97 in the strike price of the Samlyn warrants at that time.  As discussed in Note 8, during August 2013, the Company issued $10,500,000 of 10% mandatorily convertible PIK Notes due 2023 ("Notes") in a private placement, which triggered a down-round adjustment of $0.04 from $1.97 to $1.93 in the strike price of the Samlyn warrants.

The proceeds from the private placement were allocated between the Common Shares and the Warrants issued in connection with the private placement based upon their estimated fair values as of the closing date at December 22, 2011, resulting in the aggregate amount of $6,420,000 to the Stockholders' Equity and $3,580,000 to the warrant derivative.  During 2011, the Company recognized $225,000 of other income resulting from the decrease in the fair value of the warrant liability.  During 2012, the Company began using a binomial lattice model to value its warrant derivative liability.  Based on the value estimated using the lattice model, a reclassification was recorded as of January 1, 2012 to increase Stockholder's Equity by $780,000 and decrease the warrant derivative liability by the same amount representing the decrease in fair value of the warrant at date of issuance.  This adjustment was not considered by management to be material to the 2011 financial statements.  In subsequent periods, the liability has fluctuated based on the fair value.  During 2013 and 2012, the Company recorded other income of $995,000 and $630,000, respectively.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Outstanding Stock Warrants
A summary of the status of the warrants outstanding and exercisable at December 31, 2013 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75	139,340	1.75 years	$0.75
$0.78	213,402	2.09 years	$0.78
$0.80	124,481	2.00 years	$0.80
$1.00	212,000	1.66 years	$1.00
$1.15	461,340	7.33 years	$1.15
$1.93	5,000,000	2.98 years	$1.93
$2.00	54,367	2.59 years	$2.00
	6,204,930	3.18 years	$1.75

No warrants were issued during 2012 or 2013.  During the year ended December 31, 2011, the Company granted 5,853,590 warrants to purchase the Company’s common stock with an average exercise price of $1.77, including 5,000,000 warrants issued on December 22, 2011 described above.  The intrinsic value of the outstanding warrants at December 31, 2013 was $175,602.  Compensation expense of $0, $210,067, and $415,143 have been recognized for the vesting of warrants in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Outstanding Stock Options
On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (“STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based.  Under the LTIP, 8,900,000 shares are authorized for issuance.  The STIP does not refer to a particular number of shares under the LTIP, but would use the shares authorized in the LTIP for issuance under the STIP.  The CEO, the CFO, and named executive officers, and directors, among others are eligible to participate in the LTIP and STIP. Prior to the adoption of the LTIP and STIP, stock options were granted under individual arrangements between the Company and the grantees, and approved by the Board of Directors.

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

The significant assumptions relating to the valuation of the Company's options issued for 2013 and 2012 were as follows:

	2013	2012
Dividend Yield	0%	0%
Expected Life	5-6 years	5-10 years
Expected Volatility	63.5%- 89.5%	84.8% – 90.5%
Risk Free Interest Rate	0.88%- 1.90%	0.72% - 1.74%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	15,455,471	$1.04	11,598,411	$0.83
Issued	760,867	1.19	3,932,060	$1.64
Exercised	--	--	(75,000)	$0.67
Forfeited	(338,222)	$1.73	--	--
Outstanding at end of period	15,878,116	$1.03	15,455,471	$1.04

During the year ended December 31, 2013, the Company granted 760,867 options to purchase the Company’s common stock with a weighted average exercise price of $1.19.  Of the 760,867 options granted, the options vest immediately or monthly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
45,867	Monthly	02/01/2013	04/10/2013 (a)
50,000	Monthly	05/30/2013	05/29/2014
65,000	Immediately	05/29/2013	05/29/2013
300,000	Annually	09/09/2013	09/08/2016
300,000	Monthly	08/01/2013	07/31/2016
(a) 38,222 options were forfeited during 2013.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

A summary of the status of the options outstanding at December 31, 2013 is presented below:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Contractual Life	Price	Exercisable	Price

7,358,277	4.94 years	$0.70	7,358,277	$0.70
3,205,134	7.53 years	$0.83	3,205,134	$0.83
60,000	2.50 years	$1.00	60,000	$1.00
300,000	9.64 years	$1.10	--	--
300,000	9.48 years	$1.15	33,333	$1.15
100,000	4.09 years	$1.24	100,000	$1.24
115,000	7.24 years	$1.35	94,167	$1.35
125,000	4.09 years	$1.45	125,000	$1.45
330,000	7.95 years	$1.55	196,667	$1.55
7,645	4.09 years	$1.58	7,645	$1.58
3,077,060	8.89 years	$1.66	2,826,672	$1.66
900,000	7.64 years	$1.90	700,000	$1.90
15,878,116	6.61 years	$1.03	14,706,895	$1.00

Compensation expense of $4,707,381, $2,314,154, and $2,181,394 has been recognized for the vested options for the years ended December 31, 2013, 2012 and 2011, respectively.  The aggregate intrinsic value of the outstanding options at December 31, 2013 was $3,814,697.  At December 31, 2013, $834,221 of unamortized compensation expense for unvested options is expected to be recognized over the next 116 months on a weighted average basis.

NOTE 11 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the years.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes.  As of December 31, 2013, common stock equivalents aggregated 29,583,046 shares consisting of outstanding options and warrants to purchase 15,878,116 and 6,204,930 shares of Company common stock, respectively and notes payable which were convertible into 7,500,000 shares of Company common stocks. Common stock equivalents at December 31, 2012 aggregated 21,660,400 shares of which 15,455,470 consisted of options and 6,204,930 consisted of warrants.  Common stock equivalents at December 31, 2011 aggregated 18,022,188 shares of which 11,598,411 consisted of options and 6,423,777 consisted of warrants. Common stock equivalents during 2011 through 2013 were not included in the computation of loss per share because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2013:
Basic and Diluted EPS
Net loss to common shareholders	$(13,063,526)	94,303,264	$(0.14)

For the year ended December 31, 2012:
Basic and Diluted EPS
Net loss to common shareholders	$(9,732,399)	89,552,788	$(0.11)

For the year ended December 31, 2011:
Basic and Diluted EPS
Net loss to common shareholders	$(7,482,636)	74,568,658	$(0.10)

NOTE 12 – INCOME TAXES

At December 31, 2013, the Company had deferred tax assets principally arising from net operating loss carry-forwards and stock based compensation for income tax purposes. The Company calculates its deferred tax assets using the federal tax rate of 35% and the following effective state rates, net of federal benefits: Idaho (0.1%), Utah (1.5%), and New York State/New York City (0.45%).  Due to operating losses and the uncertainty of future profitability, a valuation allowance has been recorded to fully offset the Company’s deferred tax asset.

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carry forward	$18,454,164	$15,221,763
Stock-based compensation	3,685,646	1,965,593
Reserves deductible in different periods	--	9,471
Stock Award Payable	40,792
Total deferred tax assets	22,180,602	17,196,827

Deferred tax liabilities:
Fixed assets	(421,025)	(472,127)

Less: valuation allowance	(21,759,577)	(16,724,700)
	$-	$-

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance increased by $5,034,877, $3,903,777, and $2,743,022 in the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, the Company had net operating loss carry-forwards of $49,735,004 for federal income tax purposes and $27,510,760 for state and local income tax purposes.  The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2033 and state loss carry-forwards expire from 2024 through 2033, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2013 and 2012. All tax years prior to 2010 are not subject to IRS and state tax authorities’ audit, except for examination of the net operating loss carryforward, which dates back to 2003.
A reconciliation of the differences between the effective and statutory income tax rates is as follows:
	December 31, 2013		December 31, 2012		December 31, 2011
Federal statutory rate	$(4,572,234)	35.0%	$(3,406,340)	35.0%	$(2,637,229)	35.0%
State income taxes – Idaho	(14,264)	0.1%	(37,982)	0.4%	(29,406)	0.4%
State income taxes - Utah	(199,166)	1.5%	(227,169)	2.3%	(175,877)	2.3%
State and local income taxes - NY	(58,721)	0.5%
Change in valuation allowance	5,034,877	(39.0%)	3,903,777	(40.1%)	2,743,022	(36.4%)
Net nontaxable income	(290,623)	2.2%	(232,286)	2.4%	(84,110)	1.1%
Miscellaneous	100,131	(0.3%)	-		183,600	(2.4%)
	-	0%	-	0%	-	0%

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

NOTE 13 – RELATED PARTIES

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

Date of Purchase	The IBS Turnaround Fund (QP) (A Limited Partnership)	The IBS Turnaround Fund (LP) (A Limited Partnership)	The IBS Opportunity Fund, Ltd.	Price Per Share

March 28, 2011	1,385,000	459,000	656,000	$0.80
June 27, 2011	706,000	205,000	338,750	$1.60

The above sales of shares of common stock were used to fund the Company’s operations.  The stock sold on March 28, 2011 was priced at the closing price of the Company’s common stock on March 25, 2011. The stock sold on June 27, 2011 was priced at a slight premium to the closing price of the Company’s common stock on June 24, 2011.

The Company is a related party to Material Advisors (“MA”), an entity with which the Company previously had a management agreement for executive services.  See Note 15 for further details.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

LITIGATION
The Company records accruals for contingencies when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. The Company is not currently involved in or subject to, litigation, claims, disputes, proceedings and investigations.

OTHER COMMITMENTS

Material Advisors LLC
On December 30, 2008, the Company entered into a Management Agreement with Material Advisors LLC, a management services company (“Manager”). The Management Agreement had a term ending on December 31, 2010 with automatic renewal for successive one-year periods unless either Manager or Company provided 90 days prior notice of cancellation to the other party or pursuant to the termination provisions of the Management Agreement.  Under the Management Agreement, Manager would perform or engage others, including Andre Zeitoun, a principal of Manager, Chris Carney and Eric Basroon (“Management Personnel”), to perform senior management services including such services as are customarily provided by a chief executive officer but not (unless otherwise agreed) services customarily provided by a chief financial officer.  Pursuant to the Management Agreement, Andre Zeitoun would serve as Company’s Chief Executive Officer and would be appointed as a member of the Company’s Board of Directors.

The services provided by Manager included, without limitation, consulting with the Board of Directors and the Company’s management on business and financial matters.  Manager was paid an annual fee of $1,000,000 per year, payable in equal monthly installments of $83,333.  Manager was solely responsible for the compensation of the Management Personnel, including Mr. Zeitoun and the Management Personnel was not entitled to any direct compensation or benefits from the Company (including, in the case of Mr. Zeitoun, for service on the Board).  In January 2009, the Company granted Manager non-qualified stock options to purchase, for $0.70 per share, up to 6,583,277 shares of the Company’s stock. In February 2011, the Company’s Board of Directors extended the Management Agreement for one additional year, thus extending the termination date of the agreement to December 31, 2012.  As part of the extension of the Management Agreement, the Company’s Board of Directors approved the issuance of 2,904,653 warrants to purchase shares of common stock of the Company at $0.83 per share.  The warrants have a term of 5 years and vest equally on a monthly basis beginning January 2012. On January 2012, the Company’s Board of Directors unanimously agreed to pay a performance bonus of $750,000 to the Manager.

On November 20, 2012, it was decided that effective January 1, 2013 the Company would engage the three members of Material Advisors individually rather than through Material Advisors.

Office Lease

The Company extended their lease agreement for office space through December 31, 2014 at a monthly rent of $11,493 for 2014 or an aggregate commitment of approximately $137,916 at December 31, 2013, all of which is payable in 2014.  The Company has not yet determined whether to renew the lease at this point in time.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements

Capital Obligation

As of December 31, 2013, the Company has commitments aggregating approximately $1,208,892 for the construction or purchase of property and equipment.

Note 15- FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2013 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$10,088	$6,773	$12,878	$25,086
Operating loss	$(3,795,077)	$(3,250,990)	$(2,774,969)	$(3,582,514)
Net loss	$(3,510,651)	$(3,869,099)	$(2,604,885)	$(3,078,891)
Loss Per Share (Basic and Diluted)	$(0.04)	$(0.04)	$(0.03)	$(0.03)

2012 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$13,446	$666	$96,228	$55,402
Operating loss	$(3,007,302)	$(2,423,174)	$(2,109,473)	$(2,772,471)
Net loss	$(3,844,229)	$(2,517,951)	$(1,561,179)	$(1,809,040)
Loss Per Share (Basic and Diluted)	$(0.04)	$(0.03)	$(0.02)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2013 and 2012, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2013. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the chief executive officer and principal financial officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. In arriving at that conclusion, we considered the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX"). The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by EisnerAmper LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in Internal Controls over Financial Reporting
There were no significant changes in internal controls over financial reporting.  Applied Minerals Inc.’s disclosure controls and procedures were effective as of December 31, 2013 and 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with the Company	Age	Director/Officer[1] Since	Principal Occupation
John F. Levy	58	Non-executive Chairman since August 2009, Director since January 2008	CEO of Board Advisory
David A. Taft	57	Director since October 2008	President, IBS Capital LLC
Mario Concha	73	Director since September 2013	President, Mario Concha & Associates
Robert T. Betz	72	Director since January 2014	Owner, Personal Care Ingredients
Ali Zamani	34	Director since February 2014	Private Investor
Andre M. Zeitoun	41	Chief Executive Officer, President and Director since January 2009	President, Chief Executive Officer and Director of Company
Nat Krishnamurti	42	Officer since May 2012	Chief Financial Officer
William Gleeson	70	Officer since September 2011	General Counsel
(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

Background of Directors and Officers

John F. Levy, Non-Executive Chairman and Director
Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies.  Mr. Levy currently serves on the board of directors of three public companies including Applied Minerals. Mr. Levy has been a director of China Commercial Credit, a publicly held Chinese micro-lender, since 2013. Mr. Levy has been a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, since June 2009. From October 2006 to October 2013, Mr. Levy was a director, and chair of the audit committee of Gilman Ciocia, Inc. (GTAX), a publicly traded financial planning and tax preparation firm and served as lead director from September 2007 to October 2103. From September 2010 to October 2012, he served as director of Brightpoint, Inc. (CELL), a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From November 2008 through June 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From March 2006 to April 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company which is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 for Universal Food &Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, Financing, Creating the Best Projections You Can: Insights and Techniques and Ethics and Sustainability: A 4-way Path to Success. All four courses have initially been presented to various state accounting societies. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph’s University in Philadelphia.

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

Mario Concha, Director

Mr. Concha is the President of Mario Concha and Associates, LLC, a firm providing consulting services to senior executives and members of boards of directors. In addition to providing consulting services, he has served as a director of The Plaza Group, a chemical marketer; Arclin, Ltd., a manufacturer of specialty resins; and Auro Resources, Corp, a mineral exploration company with holdings in Colombia’s gold region. Prior to founding Mario Concha and Associates in 2005, Mr. Concha was an officer of Georgia Pacific Corporation and president of its Chemical Division from 1998 to 2005. Prior to Georgia Pacific, Mr. Concha participated in the formation of GS Industries, a manufacturer of specialty steels for the mining industry, through a leveraged buyout of Armco Inc’s Worldwide Grinding Systems Division. He then served as President of its International Division from 1992 to 1998. From 1985 to 1992, Mr. Concha was Vice President-International for Occidental Chemical Corporation. Prior to OxyChem, he served in several senior management positions at Union Carbide Corporation, in the United States and overseas.

Mr. Concha is a graduate of Cornell University with a degree in Chemical Engineering.  He is a member of the American Chemical Society and of the American Institute of Chemical Engineers.

Key attributes, experience and skills: Mr. Concha has over 40 years experience as a hands-on corporate executive.  He has first-hand industry knowledge, gained from senior executive positions in various industries, including chemicals, plastics, forest products, metals and mining. In addition to manufacturing operations, he has had extensive involvement in marketing, sales and finance.  Mr. Concha also brings corporate governance experience, having served on both public and private company boards.

Robert T. Betz
From 2000 through his retirement in 2002, Mr. Betz was the President of Cognis Corp., the North American division of Cognis GmbH, a $4 billion worldwide supplier of specialty chemicals and nutritional ingredients spun off from Henkel AG & Company ("Henkel").  From 1989 through 2000 Mr. Betz held a number of management positions at Henkel including Executive VP and President of its Emery Group, a leading manufacturer of oleochemicals, and President of its Chemicals Group for North America.

From 1979 through 1989, Mr. Betz worked in a number of manufacturing and operations capacities for the Emery Division of National Distillers and Chemicals Corp., eventually rising to President of the division. Mr. Betz began his career in the specialty chemicals industry by joining Emery Industries in 1963.  Between 1963 and 1979 he worked for the company as Market Development Representative, Manager of Corporate Planning, Vice President of Operations - Emery (Canada), Manager of Commercial Development, and General Manager of Business Groups.  Emery Industries was sold to National Distillers and Chemicals Corp. in 1979.

Since 2003, Mr. Betz has been the owner of Personal Care Ingredients, LLC, a privately owned marketer of natural products to the personal care industry.  Mr. Betz also serves as a director for Bio-Botanica, a manufacturer of natural extracts, and The Plaza Group, a marketer of petrochemicals.
Mr. Betz holds a B.S. in Chemical Engineering and an M.B.A. from the University of Cincinnati.  He's also attended the Program for Management Development at Harvard University.

Key attributes experience and skills. During Mr. Betz’s career, he has been involved in developing new products or new markets for existing products; several of these products grew into sizeable businesses.  He managed multiple chemical manufacturing facilities; managed a multi-billion dollar polyethylene business.  He was responsible for profit and loss for businesses with sales of $900 million. While heading the chemical operations, he was responsible for all aspects of the business: manufacturing, sales, R&D, IT, HS&E, HR, purchasing, engineering, and legal.   His career has continuously involved developing, manufacturing, and selling products directed at most of the markets that Applied Minerals is attempting to penetrate. Since his retirement, he has served on the boards of three chemical-related, private companies: Plaza, Syrgis, and Bio-Botanica and is currently the Chair of the Plaza Audit Committee.

Ali Zamani, Director
Mr. Zamani is a private investor and presently serves on the Board of Directors of Kaizen Discovery (TSX VENTURE: KZD), a technology-focused mineral exploration company.  From July 2012 to December 2013, Mr. Zamani was a Principal at SLZ Capital Management, a New York-based asset management firm.  From 2004 through 2012, Mr. Zamani was a senior investment professional at Goldman Sachs Investment Partners and Goldman Sachs Principal Strategies.  While at Goldman Sachs, he managed a portfolio focused on the energy, materials, utilities and industrials sectors.
From 2002 through 2004, Mr. Zamani was a mergers and acquisitions analyst focused on the energy and utilities sectors at Dresdner Kleinwort Wasserstein, a boutique New York-based investment bank.

Mr. Zamani holds a B.S. in Economics from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude.

Key attributes, experience and skills: Mr. Zamani has over 12 years of financial industry experience, including 8 years as a senior investment professional at Goldman Sachs & Co.  Mr. Zamani brings significant capital markets expertise, including extensive mining & industrial sector investing experience.  Additionally, Mr. Zamani brings a unique shareholder/investor perspective to the board having been a major shareholder in numerous similar companies over his career.

Andre M. Zeitoun, Chief Executive Officer, President, Director
Mr. Zeitoun is President and CEO and has served in those positions since January 1, 2009.  He was initially appointed a director and as CEO/President pursuant to a management agreement between the Company and Material Advisors LLC, of which he is the managing member.  Mr. Zeitoun was a Portfolio Manager at SAC Capital/CR Intrinsic Investors from March 2007 through December 2008.  At SAC, he led a team of six professionals and managed a several hundred million dollar investment portfolio focused on companies that required a balance sheet recapitalization and/or operational turnaround.  Many of these investments required Mr. Zeitoun to take an active role in the turnaround process.  From 2003 to 2006, Mr. Zeitoun headed the Special Situations Group at RBC Dain Rauscher as a Senior Vice President and head of the division.  He managed all group matters related to sales, trading, research and the investment of the firm’s proprietary capital.  From 1999 to 2003 Mr. Zeitoun was a Senior Vice President at Solomon Smith Barney.  In this role, Mr. Zeitoun led a Special Situations sales trading research team serving middle market institutions.  Mr. Zeitoun is a graduate of Canisius College.

Key attributes, experience and skills: Mr. Zeitoun has over 15 years experience indentifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring.  Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine resource, increase processing capabilities, establish a marketing infrastructure, and lead the marketing effort.  During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite-based applications and has developed a network of relationships with other experts within the field.

Nat Krishnamurti, Chief Financial Officer
Mr. Krishnamurti is a CPA with nearly two decades of experience as a financial management and audit professional.  He was previously employed by inVentiv Health, Inc. (“inVentiv”), a provider of clinical, communications and commercial services to the global pharmaceutical, life sciences and biotechnology industries. inVentiv was a publicly traded company until acquired by Thomas H. Lee Partners, LP in August 2010.  During his 11-year tenure at inVentiv, Mr. Krishnamurti served in various management roles, including Chief Accounting Officer.  Prior to inVentiv, Mr. Krishnamurti worked in public accounting firms, such as PriceWaterhouseCoopers, LLP and Feldman Sherb Erhlich & Co., PC.  While at PriceWaterhouseCoopers, LLP he focused on consumer and industrial products’ clients, which included mining companies.

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

During 2013, certain of our directors and executive officers who own our stock filed Forms 3 or Forms 4 with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. To the best of our knowledge, during 2013 filings for Mr. Concha (one report) and Mr. Krishnamurti (one report) were not made on a timely basis due to clerical errors in certain processes by the Company which prepares the reports, which problem we have remediated going forward.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics is posted on our website at www.appliedminerals.com and can be obtained at no cost by mail at: Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, New York, 1002. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We will provide a copy of the Code to any person, without charge, on request.  Such request should be sent to General Counsel, Applied Minerals, Inc., Suite 1101, 110 Greene Street, New York, New York or www.info@applienminerals.com.  The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding amendment to or waiver from the Code by positing such information on its internet website, www,applidminerals.com

Board Meetings

There were nine meetings of the Board of Directors held in 2013.  All directors attended all board meetings and all committee meetings of which that director was a member.  It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible

Board Leadership

In August, 2009, the Board appointed John Levy as Chairman.  Accordingly, the Company has separate persons serving in the roles of Chief Executive Officer and Chairman of the Board. The Board believes that separating the Chair from the CEO position facilitates more effective board interaction and improves management accountability.

Mr. Zeitoun, the Chief Executive Officer, is responsible for, among other things, managing the business and affairs of the Company within the guidelines established by the Board, reporting to the Board of Directors, recommending to the Board strategic directions for the Company’s business, and implementing the corresponding strategic, business and operational plans approved by the Board.  Mr. Levy, the Board Chair, sets the agenda for and presides at Board meetings and coordinates the Board’s communication with Mr. Zeitoun and the management of the Company. The Board Chair, Mr. Levy, is fully independent.

The charter of the audit, compensation, and nominating committees are available on the Company’s website, www,appliedminerals.com.

Committees of the Board

The following table highlights the Committees of the Board and membership on the committees.   The charters of the committees are available at the Company’s website, www.appliedmineals.com.  The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ

	Audit Committee	Nominating Committee	Compensation Committee
John Levy	X	X	X
Mario Concha	X	X	X
Robert Betz		X	X
Ali Zamani	X

In 2013, the Audit Committee met four times.  The Compensation Committee and the Nominating Committee were established in November, 2013 .  The Compensation Committee met once in 2013.

The charters of the audit, compensation, and nominating committees are available on the Company’s website, www.appliedminerals.com.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Levy is an audit committee financial expert as this term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of Nasdaq and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

Audit Committee Report

The audit committee has reviewed and discussed the audited financial statements included elsewhere in this Annual Report with management;

The audit committee has discussed with the independent auditors the matters required to be discussed by the Auditing Standards AU Section 380 – The Auditor’s Communication with those charged with Governance as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and

Based on the review and discussions referred to in three preceding paragraphs, the audit committee recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K for the last fiscal year for filing with the Commission.

Audit Committee
John Levy, Chairman
Mario Concha
Ali Zamani

Nominating Committee and Nomination Process.

The Board of Directors established a Nominating Committee in November, 2013.  The Nominating Committee has a charter.

1.
The Nominating Committee does not have any specific minimum requirements that must be met by any nominating committee-recommended nominee for a position on the Board of Directors. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the Board. In evaluating the suitability of individual Board members, the Board takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a publicly traded company in today's business environment; understanding of the Company's business; educational and professional background; and personal accomplishment.  The Board evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best promote the success of the Company's business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. In determining whether to recommend a director for re-election, the Governance and Nominating Committee also considers the director's past attendance at meetings, participation in and contributions to the activities of the Board, and the results of the most recent Board self-evaluation.

The Board does not have a policy relating to diversity in connection with the identification or selection of nominees and has not considered the issue.

The Board will consider director candidates recommended by any stockholder.  In evaluating candidates recommended by our stockholders, the Board of Directors has no set process for evaluating nominees, and the criteria would include the ones set forth above that are applied to nominees nominated by the Board. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the candidate's name and qualifications for service as a Board member, a document signed by the candidate indicating the candidate's willingness to serve, if elected, and evidence of the shareholder's ownership of Company stock and should be addressed in writing to the President, Applied Minerals, Inc., 110 Greene St., Suite 1101, New York, New York 10012.

There have been no changes in the procedures by which stockholders may recommend candidates for director.

Mr. Levy was originally recommended for election as director by Mr. Taft, a beneficial stockholder who, at the time, was not a director.  Mr. Taft was originally recommended by Mr. Levy and another, now former, director.  Mr. Zeitoun was elected a director pursuant to the terms of the management agreement with Material Advisors LLC.  Mr. Concha was originally recommended by Mr. Zeitoun; Mr. Betz by Mr. Concha; and Mr. Zamani by a security holder.

Rights of the Samlyn Entities to Nominate Directors

Samlyn Onshore Fund, LP, a Delaware limited partnership, and Samlyn Offshore Master Fund, Ltd., a Cayman Islands exempted company (collectively, the “Samlyn Entities”) own in the aggregate 10,000,000 shares of Common Stock of the Company and warrants to purchase an additional 5,000,000 shares of Common Stock in the aggregate.

The Samlyn Entities jointly have the right to designate one person (the “Initial Nominee”) to be nominated for election to the Board and the Board of Directors shall use commercially reasonable efforts to cause the election or appointment, as the case may be, of such nominee as a director of the Company.

Until the earlier to occur of (i) a Termination Event (defined below) and (ii) December 22, 2016 if Andre Zeitoun is not serving as one of the following: a named executive officer of the Company or chairman of the Board, then the Samlyn Entities jointly, during such period in which Andre Zeitoun is not serving in such capacity, shall be entitled to designate a number of additional nominees who together with the Initial Nominee, shall comprise at least 20% of the total number of directors, and the number of directors representing such 20% shall be rounded up to the nearest whole number.

If any nominee (i) is jointly designated by the Samlyn Entities at a time (A) at which such nominee cannot be included in the proxy statement prepared by management of the Company in connection with the soliciting of proxies for a meeting of the stockholders of the Company called with respect to the election of directors or (B) after which a meeting of the stockholders has been held with respect to the election of directors (clauses (i)(A) and (i)(B) collectively, the “Interim Period”) or (ii) is nominated for election to the Board but not elected by the stockholders of the Company for any reason whatsoever, the Board shall increase the number of members serving on the Board by a number of additional members equal to the number of such Nominees designated during the Interim Period and/or not elected (as applicable), and the Samlyn Entities jointly shall be entitled to promptly designate nominee(s), who shall be appointed by the Board to fill such additional member positions promptly following such meeting of the stockholders called for the election of directors.

If the Samlyn Entities, together with their respective affiliates, cease to beneficially own at least 9,700,000 shares of Common Stock (which for this purpose includes shares of Common Stock underlying unexercised Warrants), then the rights of the Samlyn Entities described above shall terminate automatically (the “Termination Event”). As promptly as practicable following the Termination Event, at the request of the Board, the Samlyn Nominees shall cause each Nominee to execute and deliver a letter of resignation to the Company, which resignation shall be effective immediately with respect to the Company and, if applicable, any subsidiary of the Company for which such Nominee serves as a director, manager or other similar position.

The Samlyn Entities have not exercised their right to nominate a director.

Obligation to appoint independent directors

In August, 2013, the Company sold $10.5 million of 10% PIK Election Convertible Notes due 2023 (“2023 Notes).  In connection with such sale, the Company agreed to cause one independent director to be nominated and appointed to its Board of Directors prior to December 31, 2013, and another independent director to be nominated and appointed to its Board of Directors prior to March 31, 2014, unless holders of the 2023 Notes, by majority vote based on their percentage ownership of the total principal amount of 2023 Notes outstanding, shall waive such obligation or extend the deadline by which such obligation shall be met.  The appointment of Messrs. Concha and Betz satisfied these requirements. The holders of the 2023 Notes did not nominate  either person and had no input into the Board’s decision to elect them to the Board.

Stockholder Communications to the Board of Directors

Stockholders may communicate with the Board of Directors by sending an email or a letter to Applied Minerals, Inc. Board of Directors, c/o President, 110 Greene Street, Suite 1101, New York, New York, 10012.  The President will receive the correspondence and forward it to the individual director or directors to whom the communication is directed or to all directors if not directed to one or more specifically.

Compensation Committee

The Board of Directors established a Compensation Committee and adopted a committee charter in November , 2013.   The Committee is to meet at least twice a year.  The committee charter states that the committee will have the resources and authority necessary to discharge its duties and responsibilities and the committee has sole authority to retain and terminate outside counsel, compensation consultants, or other experts or consultants, as it deems appropriate, including sole authority to approve the fees and other retention terms for such persons.

The principal responsibilities of the Compensation Committee are as follows:

1.	Board Compensation. Periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments.

2.	Chief Executive Officer Compensation.

a.	Conduct an annual CEO evaluation
b.	Assist the Board in establishing CEO annual goals and objectives, if appropriate.
c.	Recommend CEO compensation to the other independent members of the Board for approval.

The CEO may not be present during deliberations or voting concerning the CEO's compensation.

3.	Other Executive Officer Compensation.
a.	Oversee an evaluation of the performance of the Company's executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.
b.	Review the structure and competitiveness of the Company’s executive officer compensation programs considering the following factors: (i) the attraction and retention of executive officers; (ii) the motivation of executive officers to achieve the Company’s business objectives; and (iii) the alignment of the interests of executive officers with the long-term interests of the Company’s shareholders.
c.	Review and approve compensation arrangements for new executive officers and termination arrangements for executive officers.

The Compensation Committee may form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Committee. The committee may delegate to the Chief Executive Officer the authority to make grants of equity-based compensation in the form of rights or options to eligible officers and employees who are not executive officers, such authority including the power to (i) designate officers and employees of the corporation or of any of its subsidiaries to be recipients of such rights or options created by the corporation, and (ii) determine the number of such rights or options to be received by such officers and employees; provided, however, that the resolution so authorizing the Chief Executive Officer shall specify the total number of rights or options the Chief Executive Officer may so award.  If such authority is delegated, the Chief Executive Officer shall regularly report to the Committee grants so made and the Committee may revoke any delegation of authority at any time.  The Compensation Committee has not delegated any authority to the Chief Executive Officer.

In October 2013, the Board engaged Compensation Resources to conduct a competitive compensation study of the Company's President, Chief Executive Officer, and Director (the "CEO") in order to determine the competitive levels of compensation for comparable positions among similar publicly-traded companies.

Compensation Committee Interlocks and Insider Participation

Mr. Zeitoun  participated  in deliberations of the Board of Directors  concerning executive officer compensation other than his own.

There were no interlocks as that term is used in Item 407(e)(4) of Regulation S-K during the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation for Named Executive Officers

Summary Compensation Table

					Option	All Other
Name and		Salary	Bonus		Awards	Comp.	Total
Principal Position	Year	($)	($)		($)(1)	($)	($)

Andre M. Zeitoun,	2013	600,000	400,000	(2)	--	--	1,000,000
CEO, President Director (3)	2012	600,000	850,000	(2)	2,408,539	--	3,858,539
	2011	282,000	--		1,181,613	--	1,463,613

Nat Krishnamurti,	2013	225,000	--		49,686	5,000	279,686
CFO (4)	2012	105,000	--		400,200	2,917	508,117
	2011	--	--		--	--	--

William Gleeson,	2013	250,000	--		--	--	250,000
General Counsel (5)	2012	200,000	--		100,065	--	300,065
	2011	58,333	--		1,370,340	31,660	1,460,333

(1)	Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 15, Part IV of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The options awards granted were valued using the Black Scholes Option Valuation Model.

(2)	Mr. Zeitoun’s 2013 bonus of $400,000 was awarded in 2013 and paid in January 2014. and Mr. Zeitoun received two bonuses reported as in 2012;- $450,000 (60% of the $750,000 paid to Material Advisors LLC) in January 2012, but awarded for prior performance; and $400,000 awarded in November 2012, and paid in January 2013 awarded for 2012 performance. See Compensation Discussion & Analysis for further information.

(3)	Mr. Zeitoun received no direct compensation from the Company in 2011 and 2012. He was a member of Material Advisors, LLC, a firm that provided managerial services to the Company pursuant to a Management Agreement (the “Agreement”) effective beginning on January 1, 2009 and extended through December 31, 2012 and except as noted below the amounts are allocations to Mr. Zeitoun from Material Advisors. Mr. Zeitoun has a 60% interest in Material Advisors and was allocated 60% of the amounts paid to Material Advisors. Under the terms of the Agreement, Applied Minerals, Inc. paid Material Advisors, LLC a $1 million fee annually in exchange for management services provided by Material Advisors, LLC. Upon the extension of the Agreement on February 8, 2011 for the year 2012 (“2012 Management Agreement”), Material Advisors, LLC was granted options to purchase 2,904,653 shares of common stock of Applied Minerals, at $0.83 per share with a 10-year term. The options vested equally over 12 months beginning on January 1, 2012. Per the terms of the Management Agreement, Material Advisors, LLC paid certain marketing and general corporate expenses incurred by the Company during the fiscal years ended December 31, 2009, 2010, 2011, and 2012. Those expenses were $450,000 and $468,000 in 2010, and 2011, respectively. Under an amendment to the 2012 Management Agreement in January, 2012, the, Material Advisors, LLC was relieved of the responsibility for such expenses during the fiscal year ended December 31, 2012. At the time of the amendment of the 2012 Management Agreement, Material Advisors was awarded a $750,000 cash bonus for prior performance. In November 2012, Mr. Zeitoun was directly awarded by the Company a $400,000 bonus payable in January, 2013. Beginning January 1, 2013 Messrs. Zeitoun became a direct employee of Applied Minerals, Inc. On November 20, 2012 Mr. Zeitoun was granted options to purchase 1,742,792 shares of common stock of Applied Minerals Inc. at $1.66 per share with a 10-year term, such options vesting in 2013. Mr. Zeitoun receives no compensation for acting as a director.

(4)	Mr. Krishnamurti was appointed Chief Financial Officer on May 17, 2012. Other Compensation consists of a car allowance.

(5)	Mr. Gleeson’s employment began on September 15, 2011. Other compensation in 2011 includes the reimbursement of moving expenses $28,100 and health insurance premiums $3,560.

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential payments upon termination or change-in-control.

Mr. Zeitoun.  The terms of  Mr. Zeitoun’s 2014 compensation agreement have not yet been determined.  For information purposes , following information as to his 2013 compensation agreement is included.  In the event was terminated by the Company without Cause or he terminated his employment for Good Reason, he would have received  (a) a pro rata portion (based on the number of months of the Period of Employment worked by Executive through the date of termination relative to a full year) of the Net Target Bonus of $400,000 (for illustration, if Executive is terminated without Cause on 9/30 and the Net Target Bonus is $200,000, Executive receives $150,000 under this clause (a)), provided that this clause (a) shall not be duplicative of bonus amounts included and to be paid to Executive as Accrued Obligations; plus (b)(i) six months of Base Salary (ii) an amount equal to one half (1/2) of the Target bonus, (iii)  immediate vesting in (i.e., exercisability for) one-half (1/2) of all unvested options held by Executive;, and (iv) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of six months (or applicable additional compensation to provide that Employee bears no more cost for Benefits under COBRA for six months than Executive bore immediately prior to termination).

Mr. Gleeson. The terms of Mr. Gleeson’s 2014 compensation agreement have not yet been determined.  For information purposes, following information as to his 2013 compensation agreement is included. In the event  he was terminated by the Company without Cause or he terminated his employment for Good Reason, he would have received  not less than two months of Base Salary and (ii) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of two months (or applicable additional compensation to provide that Employee bears no more cost for Benefits under COBRA for six months than Executive bore immediately prior to termination).

Mr. Krishnamurti. In the event is terminated by the Company without Cause or he terminates his employment for Good Reason, Mr. Krishnamurti  will receive, in addition to the accrued obligations, immediate vesting in (i.e., exercisability for) such number of unvested shares (including any option shares, option shares of restricted stock) under any equity grants that would otherwise be vested as of the next anniversary date of his employment if his employment had continued through the next anniversary date.

Grants of Plan-Based Awards

The following table lists the plan-based awards granted under the Long-Term Incentive Plan to Named Executive Officers in 2013:

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nat Krishnamurti, CFO (1)	5-29-13								65,000	1.35	49,686
(1)	Options were granted to Mr. Krishnamurti in May of 2013 under the Company’s Long-Term Incentive Plan, which was approved by shareholders in November 2012.

Outstanding Equity Awards at December 31, 2013

The following table provides information on the holdings as of December 31, 2013 of stock options granted to the Named Executive Officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013
OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun (1)	1-1-09	3,949,966	--	--	$0.70	1-1-19
	2-8-11	1,742,792	--	--	$0.83	1-1-22
	11-20-12	1,597,559	145,233	--	$1.66	1-1-23
Nat Krishnamurti (2)	5-29-12	166,667	133,333	--	$1.55	5-1-22
	5-29-13	65,000	--	--	$1.35	5-29-23
William Gleeson (3)	8-18-11	700,000	200,000	--	$1.90	8-18-21
	11-20-12	72,406	--	--	$1.66	11-20-22

(1)	2009 and 2011 awards represent Mr. Zeitoun’s allocable share of awards to Material Advisors LLC pursuant to the management agreement between the Company and Material Advisors LLC. The 2009 options vested monthly in 36 installments over three years beginning February 1, 2009. The 2011 options vested monthly in 12 installments beginning February 1, 2012. The 2012 options vested monthly in 12 installments beginning February 1, 2013 and were awarded in connection with Mr. Zeitoun’s 2013 employment agreement.
(2)	Mr. Krishnamurti was appointed Chief Financial Officer on May 29, 2012. The 2012 options vested monthly in 36 installments over three years beginning June 1, 2012 and were awarded pursuant to his employment agreement. The 2013 options vested immediately.
(3)	Mr. Gleeson's 2011 options vested monthly in 36 installments over three years beginning September 15, 2011 and were awarded pursuant to his employment agreement.. The 2012 options vested immediately

Director Compensation for the Year Ended December 31, 2013

The following sets forth compensation to the persons who served as directors in 2013.

Name	Fees Paid in Cash (1)	Common Stock Awards (1)	Options Awards		Total ($)

John Levy	$70,000	$--		$--	$70,000

Evan Stone (2)	$27,500	$27,500	$		$55,000

David Taft	$50,000	$--		$--	$50,000

Mario Concha (3) (4)	$8,457	$8,457		$--	$16,914

Andre Zeitoun (5)	$--	$--		$--	$--

(1)	Directors can elect to receive fees in cash or stock or a combination of cash or stock
(2)	Mr. Stone resigned as a director on December 31, 2013 because Mr., Stone, a lawyer, joined a new law firm that does not allow its partners to serve on boards of directors of public companies.
(3)	For the year ended December 31, 2013, aggregate stock grants for director compensation were as follows: Concha- 7,775 shares; Stone-21,459 shares.
(4)	Mr. Concha became a director in September, 2013.
(5)	Mr. Zeitoun, the CEO and President, receives no compensation in his capacity as director.

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

Accordingly, the philosophy underlying compensation decisions for the NEOs has historically been designed to:

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

The Company seeks to provide competitive compensation that is commensurate with individual and company-wide performance.  Accordingly, a significant portion of the total compensation paid to the NEOs has been placed at risk through long-term, equity-based incentives that are designed to encourage the NEOs to continuously enhance the Company’s financial performance and create long-term shareholder value.

The Company does not have a policy concerning minimum ownership by executive officers, of Company securities.

Compensation of Mr. Zeitoun Mr. Zeitoun has been President, CEO, and a director of the Company since 2009.

Management Agreements with Material Advisors.  From 2009-2012, the Company was managed pursuant to management agreements with a limited liability company, Material Advisors LLC (“Material Advisors”), which was organized solely for the purpose of supplying senior management services to the Company.  Material Advisors was required to provide to the Company three senior managers who were the sole members of Material Advisors. One of these individuals was  Mr. Zeitoun. The three members of Material Advisors insisted that the Company engage them indirectly, through the entity, Material Advisors, which the members believed would provide them an added layer of protection from third-party liability when they assumed the management responsibilities of a company that faced a challenging liquidity situation, an SEC investigation, and a shareholder class action lawsuit.

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

Allocations by Material Advisors.  Material Advisors, in its sole discretion, allocated amounts of the compensation it received from the Company to its three members.  Material Advisors was under no obligation to tell the Company how allocations were made to its three members and, until January 2012, the Company did not know such allocations.  With the exception of the bonus granted to Mr. Zeitoun in November 2012 for 2012 performance (granted to him directly and not to Material Advisors), the members used Material Advisors as a means of bargaining as a group and they made allocations of cash and stock options by agreement among themselves.  The Board’s inability to control allocations effectively took the issue of internal pay equity among the three members of Material Advisors out of the hands of the Board.

2011 Compensation .  The management agreement between the Company and Material Advisors for the 2009-2011 period (“2009 Management Agreement”) was negotiated in late 2008 at a time when the Company faced a precarious liquidity situation; required new capital; had generated little revenue and had no near-term revenue prospects; had no operations and no senior management; was delinquent for over a year in its SEC reporting; and faced a securities’ law class action and an SEC investigation.

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

Under the 2009 Management Agreement, Material Advisors was granted an option to purchase 6,583,271 shares of the Company’s Common Stock. The option vested over a three-year period.  The number of shares of Common Stock subject to the options was selected so that the option, vesting over a three-year period, would give Material Advisors the right to acquire 10.5% (or 3.5% per year) of the total outstanding shares of Common Stock determined as of January 1, 2009, on a fully diluted basis (not including the shares subject to the grant of options to Material Advisors).   The options were granted with an exercise price of $0.70 per share at a time when the market price of the Company’s common stock was $0.10 per share or 700% out-of-the-money.  Additionally, Material Advisors agreed to set the exercise price of its initial option grant significantly above the market price of the Company’s common stock to demonstrate its commitment to the Company and its largest shareholder who had been, and would continue to be, a source of capital for the Company.  Mr. Zeitoun’s allocation of options from Material Advisors was 3,949,963 options.

The cash compensation to Material Advisors in 2011 was $1 million.   Of that amount, Material Advisors was required to pay certain of the Company’s expenses (marketing, office rent, and travel and entertainment, among others) amounting to $478,000. The Board did not know these amounts until January, 2012. Material Advisors allocated the cash compensation it received from the Company to its members after payment of certain Company expenses.  From 2009-2011, Mr. Zeitoun’s cash compensation allocated from Material Advisors averaged $282,000 per year.   In 2011, it was $282,000.

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

In February 2011, the Board agreed to a management agreement with Material Advisors LLC for the year 2012 (“2012 Management Agreement”).   The 2012 Management Agreement provided for cash compensation of $1 million.  The $1 million for 2012 was the same annual amount being paid as the annual amount paid in the 2009-2011 period.  Material Advisors was initially required to bear the same Company expenses as it had done under the 2009 Management Agreement for 2012, but was subsequently relieved of the responsibility, as described below.  The 2012 Management Agreement also provided for the grant of an option to acquire 2,907,653 shares of the Company’s Common Stock.  The per share exercise price was the current market price on the date of grant ($0.83 per share).  The number of shares of Common Stock subject to the option was equivalent to 3.5% of the number of the fully diluted number of outstanding shares of Common Stock on the date of grant (including the grant under the 2009 Management Agreement but not the grant under the 2012 Management Agreement). The February 2011 option grant was priced at the money as compared to the significantly out-of-the-money option granted in December 2008.    Given the operational progress and improved financial status achieved by management, the Board and Material Advisors agreed there would be no reason this time to grant an out-of-the-money option to Material Advisors to demonstrate its commitment to the Company.  In February 2011, the Board did not know how Material Advisors allocated cash and stock options to its members or the amount of Company expenses borne by Material Advisors.  Mr. Zeitoun’s allocation was 1,743,918 options, having a Black-Scholes value of $1,181,637.  In considering the number of options to be granted, the Board focused primarily on the number of options as a percentage of the fully diluted shares as opposed to the Black-Scholes value.

Although significant progress had been made by Material Advisors in resolving some of the many problems facing the Company, benchmarking against peers continued to seem  inappropriate because of the difficulties in finding not only other companies managed under an agreement to supply senior executives to the Company, but also other companies facing the same array of problems.

Although management had significantly resolved many of the legacy issues that had burdened the Company, the Company was still a developmental-stage operation focused on creating products that were to be sold into new markets.  As such, establishing specific performance goals and associated timelines to evaluate management would not be feasible. Accordingly, the compensation package did not link compensation, including vesting of stock options, to the achievement of predetermined performance goals.

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

In January 2012, the Board learned for the first time the amounts of Company expenses that Material Advisors had been responsible for in 2009-2011 and the allocations that had been made by Material Advisors.  It also learned that 2012 compensation to Material Advisors would be allocated 60% to Mr. Zeitoun..

In December 2011, the Company had raised, without the use of an investment banker, $10 million through the sale of common stock and warrants in a complex transaction designed to limit dilution.  Thereafter, the Board believed that for the first time there were sufficient funds to reward Material Advisors appropriately for its past efforts.  The size of the bonus was determined, in large part, on the amount of money Material Advisors saved the Company through (i) its assumption of the CFO position and (ii) the fees the Company avoided paying as a result of Material Advisors raising approximately $21.6 million capital for the Company without the aid of an agent or broker.

After negotiations with Mr. Zeitoun on behalf of Material Advisors, the Board agreed that it was appropriate to relieve Material Advisors of its obligation to continue to pay certain Company expenses (which are noted above).  Relieving Material Advisors of this obligation had the effect of increasing the amount of cash distributable in 2012 by Material Advisors to its three members from approximately $550,000 (based on 2009-2011 experience) to $1 million.  The $1 million was allocated 60%, or $600,000, to Mr. Zeitoun by Material Advisors. The Board also agreed to grant Material Advisors a bonus of $750,000 in respect of outstanding performance in the 2009-2011 period and took into account the Company’s improved financial condition (having raised $10 million in December 2011 through the sale of stock and warrants).  This $750,000 bonus was also allocated 60% to Mr. Zeitoun ($450,000).  In making these compensation decisions, the Board took into account the substantial progress that the Company had made during the 2009-2011 period, and the fact that the market price of the common stock had increased 800% during the period of the 2009 Management Agreement.  The Board believed that it was important to make up for what had seemed to be inadequate past compensation in order to further motivate the members of Material Advisors to perform services for the Company in the future.  For the same reasons as noted above in connection with compensation decisions in February 2011, the Board did not believe that benchmarking or tying any part of cash compensation to the achievement of performance goals was appropriate.

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

2013 Compensation.  On November 20, 2012, the Board agreed to compensate the three members of Material Advisors directly beginning with calendar year 2013 and determined the 2013 compensation for such persons.  The 2013 base salary for Mr. Zeitoun was $600,000.  Options to purchase 1,742,581 shares of Common Stock were granted to Mr. Zeitoun (with a Black-Scholes value of $2,408,539). The options vested over the period of the employment agreements (2013), vesting on the first day of the month following the first month of the employment agreement, beginning February 1, 2013 with the last vesting on January 1, 2014 .  The options have an exercise price equal to market price of the Common Stock on the date of grant.  The Board also agreed that Mr. Zeitoun would be eligible for a target bonus for 2013 of $400,000 but that the amount could be more or less depending on Mr. Zeitoun’s 2013 performance.  The criteria for determining performance would be decided at the time the Board made a decision as to whether to award a bonus.  Thee Board indicated that thee criteria might include quantitative and qualitative considerations such as sales, entering to arrangements with joint ventures and similar “reach through” arrangements, increases in market capitalization, development of corporate staff, management of plant expansions.

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

The consultant stated that there is no perfect model for determining what the appropriate compensation for a CEO should be.  He said that the Compensation Committee will have to review the data presented in his report and use its business judgment to create a package that would  be motivational to the CEO and would also retain him, as the Board believed that he is key to the success of the business.  He also said that while the Company’s CEO position may have a certain “market value,” it is imperative that the Committee should also consider the contribution and value that Mr. Zeitoun brings to the position and, in particular, the facts that (i) Mr. Zeitoun has raised substantial sums of money without the Company having to use investment bankers thereby saving substantial commissions, (ii) Mr. Zeitoun is leading the Company’s technology development to further commercialize its products, and (iii) serving multiple roles (CEO and COO).

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

The Board, without Mr. Zeitoun, independently considered Mr. Zeitoun’s value to the Company.  The Board believed that he was extremely knowledgeable about the Company’s mineralization and its mining and processing activities; was crucial to its marketing and sales activities;   provided strategic and day-to-day guidance to the Company, and was indispensible to, and not immediately replaceable by, the Company.   Finally, the Board also considered the increase in the market price of the common stock during Mr. Zeitoun’s tenure, an increase of more than 1,100%, which the Board largely attributed to Mr. Zeitoun and his leadership.  On the basis of the foregoing, the Board decided Mr. Zeitoun’s 2013 compensation, as set forth above.

On October 7, 2013, the Board, taking into account, quantitative and qualitative factors, including among other things, substantial progress at the Company in moving toward sales, developing a sales team, building a new processing facility, and raising $16 million in new capital without the assistance of an investment banker, determined to award Mr. Zeitoun a $400,000 bonus (payable in January 2014) for exceptional performance.

Mr. Zeitoun’s compensation for 2013 as reported in the Summary Compensation Table was significantly in excess of the compensation of the next highest paid NEO and the average of compensation of the NEOs other than Mr. Zeitoun.  But as noted in the footnotes to the Summary Compensation Table and in this CD&A, $450,000 of the 2012 compensation was paid for performance in prior years and $400,000 was awarded in 2012 but payable in 2013. To the extent that differentials could raise issues of internal pay equity, in the opinion of the Board, Mr. Zeitoun's compensation is fully justified by his expertise, his role in raising capital from investors without the use of investment bankers, his general management of the Company, his role in the marketing and sales efforts of the Company and by the fact that his efforts far exceed the contributions and efforts of other employees.

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

On November 20, 2012, the Board, in the recommendation of Mr., Zeitoun, awarded Mr. Gleeson 72,406 stock options with a Black-Scholes value of $100,065 and increased his cash compensation to $250,000 per year because of exemplary performance .

Mr. Krishnamurti

In May 2012, the Company, on the recommendation of Mr. Zeitoun, hired Mr. Krishnamurti under a three year employment agreement calling for an annual salary $180,000 and an 10-year option grant to purchase 300,000 shares of the Company’s Common Stock with Black-Scholes value of $400,200 determined on the date of grant, vesting monthly over three years.  The terms, including the compensation amounts and the number of options, as well as the mix between those elements, were negotiated by the parties and the Board believed that the compensation package reflected Mr. Krishnamuti’s expertise and experience, and gave him appropriate long-term incentive through the stock options.  In May, 2013, the Board of Directors, on recommendation of Mr. Zeitoun, increased his cash compensation to $225,000 and granted a 10-year option vesting immediately to purchase 65,000 shares of Common Stock with a Black-Scholes value of  $49,686 because of excellent performance.

Tax and accounting treatment of compensation

Deductibility Cap on Executive Compensation.  The Compensation Committee is aware that Section 162(m) of the Internal Revenue Code treats certain elements of executive compensation in excess of $1 million a year as an expense not deductible by the Company for federal income tax purposes.

Mr. Zeitoun’s compensation for the Company’s 2012 tax purposes was $1,050,000 and was not performance-based, so that $50,000 was not  deductible. The Compensation Committee reserves the right to pay compensation that may be non-deductible to the Company if it determines that it would be in the best interests of the Company

Tax and Accounting Treatment of Options.  We are required to recognize in our financial statements compensation cost arising from the issuance of stock options under a fair value methodology.  GAAP requires that such that compensation cost is determined using fair value principles (we use the Black-Scholes method of valuation), and is recognized in our financial statements over the requisite service period (generally the vesting period) of an instrument. However, the tax deduction is only recorded on our tax return when the option is exercised. The tax benefit received at exercise and recognized in our tax return is generally equal to the intrinsic value of the option on the date of exercise.

Compensation Committee Report

The Compensation Committee, has reviewed and discussed the Compensation Discussion and Analysis with management and based on such review and discussions, the  Compensation Committee recommended and determined to include the Annual Report on Form 10-K.

Compensation Committee

John Levy
Mario Concha
Robert Betz

Narrative disclosure of the compensation policies and practices as they relate to the risk management.

The Company does not believe that its compensation policies and practices (cash compensation and at-the-market or above-market five- and ten-year options without performance standards) are reasonably likely to have a material adverse effect on the Company as they relate to risk management practices and risk-taking incentives.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Authorized Shares

As of February 28, 2014 the Company had:

•	200,000,000 authorized shares of Common Stock;

•	94,706,264 issued shares of Common Stock

•	116,789,310 issued shares of Common Stock, assuming the exercise of outstanding stock options and warrants

Ownership Tables

The following table sets forth, as of February 28, 2014, information regarding the beneficial ownership of our common stock with respect to each of the Named Executive Officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  The percentage of common stock beneficially owned is based on 94,706,264 shares of common stock outstanding as of February 28, 2014 plus a person’s shares subject to options granted that have vested.

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned

Andre Zeitoun (3) (4) (5)	8,762,899	8.6%
John Levy (4) (6)	580,957	*
David Taft (4) (7) (8)	22,331,153	23.6%
Mario Concha (4)	35,000	*
Robert Betz (4)	--	*
Ali Zamani (4)	--	*
Nat Krishnamurti (3) (9)	265,004	*
William Gleeson (3) (10)	872,406	*
All Officers and Directors as a Group	32,847,419	31.7%

IBS Capital, LLC (8)	22,331,153	23.6%
Samlyn Capital, LLC (11) (12)	15,000,000	15.0%
Berylson Capital Partners, LLC (13)	5,161,524	5.4%
James Berylson (13)	6,434,524	6.7%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, NY 10012.
(2)	Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. Except as noted below, all shares are owned directly and the person has sole voting power.
(3)	Executive Officer.
(4)	Director.
(5)	Mr. Zeitoun’s holdings include: (i) options (held through Material Advisors) to purchase 3,949,966 shares of common stock at $0.70 per share expiring in January 2019; (ii) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in January 2021; and (ii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November 2022.
(6)	Mr. Levy’s holdings include: (i) options to purchase 125,000 shares at $0.70 per share expiring October 2014; (ii) options to purchase 60,000 shares of common stock at $1.00 per share expiring in October 2015; (iii) options to purchase 100,000 shares of common stock at $0.83 per share expiring in March 2016; (iv) options to purchase 100,000 shares of common stock at $1.24 per share expiring March 2017; and (v) options to purchase 100,000 shares of common stock at $1.66 per share expiring in March 2018.
(7)	Mr. Taft is the president of IBS Capital LLC. He has beneficial ownership of shares owned by funds of which IBS Capital LLC is the general partner or investment manager, having sole voting and investment power.
(8)
IBS Capital, LLC, One International Place, Boston, Massachusetts 02110, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities.  At February 28, 2014One fund, The IBS Turnaround Fund (QP) (A Limited Partnership), owned 12,306,847 shares (13.1% of shares outstanding); another fund, The IBS Turnaround Fund (A Limited Partnership), owned 6,102,712 shares (6.4% of outstanding shares);  and another fund, The IBS Opportunity Fund, Ltd, owned 3,921,594 shares (4.1% of outstanding shares).

(9)	.Mr. Krishnamurti’s holdings include options to purchase 200,000 shares of common stock at $1.55 per share expiring in May 2022, and 65,000 shares of common stock at $1.35 per share expiring in May 2023.
(10)	Mr. Gleeson’s holdings include options to purchase 800,000 shares of common stock at $1.90 per share expiring in September 2021, and options to purchase 72,406 shares of common stock at $1.66 per share expiring in November 2022.
(11)	Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities. One fund, Samlyn Onshore Fund, L.P., owned, at February 28, 2014, 3,850,000 shares of common stock and a warrant to purchase 1,925,000 shares of common stock for $2.00 per share. Another fund, Samlyn Offshore Master Fund, Ltd., owned, at February 28, 2014, 6,150,000 shares of common stock and a warrant to purchase 3,075,000 shares of common stock for $2.00 per share.
(12)
Robert Pohly is the president of Samlyn Capital, LLC.  He has beneficial ownership of shares owned by funds of which Samlyn Capital LLC is the general partner or investment manager, having sole voting and investment power.

(13)
James Berylson beneficially owns 5,161,524 shares beneficially owned by Berylson Capital Partners including 2,142,857 shares issuable on conversion of PIK Notes.  The address of Berylson Capital Partners is  33 Arch Street,  31st Floor, Boston, MA    02110

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

Transactions with Related Persons

Eric Basroon, Mr. Zeitoun’s brother-in-law, was employed by the Company in 2013 as Vice President of Business Development.  In 2013, he received a salary of $200,000 .  During 2013, 580,930 stock options with a Black-Sholes value of $802,847, granted in 2012, vested.  Prior to 2013, Mr. Basroon worked for Material Advisors, LLC, supplying senior management services to the Company, as further described in Item 11.

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ are Messrs. Levy, Concha, Betz, and Zamani.   They are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act and for Nominating Committee purposes.  Messrs. Zeitoun and Taft are not independent under the NASDAQ standards of independence.  Mr. Zeitoun is an employee.  Mr. Taft is not independent because of the size of his security holdings.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP was selected by our Board of Directors as the Company’s independent accountant for the fiscal year ending December 31, 2013.

The following table presents fees for audit services rendered by EisnerAmper, the independent auditor for the audits of the Company’s annual consolidated financial statements for the years ended December 31, 2013 and 2012, respectively.

	December 31, 2013	December 31, 2012

Audit Fees (1)	$103,000	$166,352
Audit-Related Fees	--	--
Tax Fees (1)	7,500	7,500
All Other Fees	--	--

Total	$110,500	$173,852

(1)	PMB Helin Donovan LLP was our auditor for the 2011 year-end audit and the first quarter of 2012 review. EisnerAmper LLP replaced PMB Helin Donovan LLP starting with the second quarter 2012 review.
(2)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

Policy on Board of Directors' Pre-Approval of Audit an Non-Audit Services of Independent Auditors

The audit committee has adopted, and before the establishment of an audit committee, the Board adopted,  a policy for the pre-approval of all audit and non-audit services provided by the Company’s independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services must be specifically pre-approved by the Board of Directors. The Board of Directors does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For the fiscal year ended December 31, 2013, all services provided by the Company’s independent registered public accounting firm were subject to pre-approval by the Board of Directors.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (write-off) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2013	$25,106	--	$(25,106)	$--
2012	$11,938	$13,168	$--	$25,106
2011	$--	$11,938	$--	$11,938

Valuation allowance for deferred tax assets
2013	$16,724,700	$5,034,877	$--	$21,759,577
2012	$12,820,923	$3,903,777	$--	$16,724,700
2011	$10,077,901	$2,743,022	$--	$12,820,923

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended	(1)
3.2	Bylaws, as amended	(2)
10.3	Form of investment agreement used in connection with capital raise in September, 2012	(3)
10.4	Form of Investment Agreement used in connection with January, 2013 capital raise	(4)
10.5	Form of Investment Agreement used in connection with August, 2013 capital raise	(5)
10.6	2013 Employment Agreement for Andre Zeitoun	(6)
10.8	Amended Employment Agreement for William Gleeson	(7)
10.8	Amended Agreement with Material Advisors LLC for 2012	(8)
10.9	2012 Long Term Incentive Plan	(9)
10.10	Form of Stock Option Agreement	(10)
10.11	Short Term Incentive Plan	(11)
10.12	Directors Compensation	(12)
10.13	Terms of private placements of securities	(13)
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of PMB Helin Donovan LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
* filed herewith

1)	Incorporated by reference to exhibit 3(i)(a)1included in the Registrant's Current Report on Form 8-K, filed on

2)	Incorporated by reference to exhibit3(i)(b) included in the Registrant's Current Report on Form 8-K filed November 26, 2012.

3)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed October 1, 2012.

4)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed January 23, 2013

5)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed August 5, 2013.

6)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K filed March 15, 2013

7)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K filed March 15, 2013

8)	Incorporated by reference to exhibits 10.15 included in the Registrant's Annual Report on Form 10-K/A filed August 9, 2012

9)	Incorporated by reference to exhibits 99.1 included in the Registrant's Annual Report on Form 10-K/A filed November 26, 2012

10)	Incorporated by reference to exhibits 99.2 included in the Registrant's Annual Report on Form 10-K/A filed November 26, 2012

11)	Incorporated by reference to exhibits 99.3 included in the Registrant's Annual Report on Form 10-K/A filed November 26, 2012

12)	Incorporated by reference to exhibits 99.4 included in the Registrant's Annual Report on Form 10-K/A filed November 26, 2012

13)	Incorporated by reference to Items 3.02, 8.01, 8.01,2.03, 2.03, 2.03 and 2.03 included in the Registrant's Current Reports on Form 8-K filed on January 16, 2009, May 29, 2008, September 29, 2008, January 7, 2009, April 10, 2009, May 4, 2009, October 26, 2009, May 20, 2010, October 28, 2010, March 31, 2011, April 18, 2011, June 27, 2011, December 27, 2011, October 1, 2012, January 23, 2013, and August 5, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2014.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ NAT KRISHNAMURTI
Nat Krishnamurti
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	March 14, 2014
John F. Levy

/s/ ANDRE ZEITOUN	Director	March 14, 2014
Andre Zeitoun

/s/ ROBERT BETZ	Director	March 14, 2014
Robert Betz

/s/ MARIO CONCHA	Director	March 14, 2014
Mario Concha

/s/ DAVID TAFT	Director	March 14, 2014
David Taft

/s/ ALI ZAMANI	Director	March 14, 2014
Ali Zamani