Form 10-Q
period 2014-03-31
Applied Minerals, Inc.
filed 2014-05-12
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 6, 2014 was 94,843,693.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)

FIRST QUARTER 2014 REPORT ON FORM 10-Q

		Page(s)
	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013, and for the period from January 1, 2009 (Beginning of Exploration Stage) to March 31, 2014	2

	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2014	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and for the period from January 1, 2009 (Beginning of Exploration Stage) to March 31, 2014	4

	Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Mine Safety Disclosures	21

Item 5	Other Information	21

Item 6	Exhibits	22

Signatures		23

Certification under Sarbanes-Oxley Act of 2002

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,871,096	$8,685,552
Accounts receivable, net of $0 allowance	10,944	5,756
Deposits and prepaid expenses	338,276	423,472
Total Current Assets	6,220,316	9,114,780

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and equipment, net	6,100,055	4,921,611
Total Property and Equipment, Net	7,209,993	6,031,549

Other Assets
Deposit	68,958	68,958
Total Other Assets	68,958	68,958

TOTAL ASSETS	13,499,267	15,215,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	2,022,654	1,580,146
Stock awards payable	72,000	110,000
Current portion of notes payable	198,663	311,165
Total Current Liabilities	2,293,317	2,001,311

Long-Term Liabilities
Long-term portion of notes payable	30,430	40,826
Warrant derivative	225,000	950,000
PIK notes payable, net of $2,009,961 and $2,020,750 debt discount, respectively	9,015,039	8,486,583
PIK Note derivative	480,375	2,250,000
Total Long-Term Liabilities	9,750,844	11,727,409

Total Liabilities	12,044,161	13,728,720

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 94,767,105 and 94,646,013 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	94,767	94,646
Additional paid-in capital	63,539,536	63,213,893
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(42,169,701)	(41,812,476)
Total Stockholders’ Equity (Deficit)	1,455,106	1,486,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,499,267	$15,215,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage)
	March 31,		through
	2014	2013	March 31, 2014

REVENUES	$11,014	$25,086	$324,533

OPERATING EXPENSES:
Production costs	3,749	15,767	204,809
Exploration costs	1,197,156	1,367,612	15,299,545
General and administrative	1,254,016	2,145,423	27,783,226
Depreciation expense	108,386	78,798	1,242,144
Loss on impairment and disposition of land and equipment	-0-	-0-	62,994
Total Operating Expenses	2,563,307	3,607,600	44,592,718

Operating Loss	(2,552,293)	(3,582,514)	(44,268,185)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(300,167)	(4,933)	(2,269,392)
Gain on revaluation of warrants	725,000	495,000	2,575,000
Gain (loss) on revaluation of stock award	38,000	14,000	(164,500)
Gain on revaluation of PIK derivative	1,792,500	-0-	1,597,500
Other income (expense)	(60,265)	(444)	358,814
Total Other Income	2,195,068	503,623	2,097,422

Loss from continuing operations	(357,225)	(3,078,891)	(42,170,763)

Income from discontinued operations	-0-	-0-	53,382

Net loss	(357,225)	(3,078,891)	(42,117,381)

Net income attributable to the non-controlling interest	-0-	-0-	(52,320)

Net Loss Attributable to Applied Minerals	$(357,225)	$(3,078,891)	$(42,169,701)

Change in Market Value of Investments	-0-	-0-	1,327

Net Comprehensive Loss	$(357,225)	$(3,078,891)	$(42,168,374)

Net Loss Per Share (Basic and Diluted)	$-0-	$(0.03)

Weighted Average Shares Outstanding (Basic and Diluted)	94,692,696	93,681,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2013	94,646,013	$94,646	$63,213,893	$(20,009,496)	$(41,812,476)	$1,486,567

Shares issued for directors fees and other services	121,092	121	110,793	-0-	-0-	110,914

Stock-based compensation expense for consultants and directors	-0-	-0-	214,850	-0-	-0-	214,850

Net Loss	-0-	-0-	-0-	-0-	(357,225)	(357,225)

Balance, March 31, 2014	94,767,105	$94,767	$63,539,536	$(20,009,496)	$(42,169,701)	$1,455,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage )
	March 31,		through
	2014	2013	March 31, 2014

Cash Flows From Operating Activities:
Net loss	$(357,225)	$(3,078,891)	$(42,169,701)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	108,386	78,798	1,242,144
Amortization of deferred financing costs	--	--	150,000
Amortization of discount – PIK Notes	26,331	--	435,448
Issuance of PIK Notes in payment of interest	525,000	--	1,388,870
Stock issued for director and consulting services	110,914	38,375	779,213
Stock-based compensation expense	214,850	1,284,842	10,153,682
Gain on revaluation of warrant derivative	(725,000)	(495,000)	(2,575,000)
Gain on revaluation of PIK Notes	(1,792,500)	--	(1,597,500)
(Gain) loss on revaluation of stock awards for non-employees	(38,000)	(14,000)	164,500
Gain on stock award forfeiture	--	--	(145,000)
Loss on disposition of assets	--	--	74,753
Gain on settlement of debts	--	--	(101,380)
Other non-cash income	--	--	(28,587)
Provision for doubtful accounts	--	--	25,106
Change in operating assets and liabilities:
Accounts receivable	(5,188)	(16,456)	(36,006)
Deposits and prepaids	85,196	45,299	420,767
Accounts payable and accrued expenses	(528,614)	(489,697)	545,394
Net cash (used in) provided by discontinued operations	--	--	603,585
Net cash used in operating activities	(2,375,850)	(2,646,730)	(30,669,712)

Cash Flows From Investing Activities:
Purchases of land and mining property	--	--	(72,923)
Purchases of property and equipment	(18,539)	(402,986)	(858,395)
Construction-in-progress	(297,169)	--	(3,330,719)
Proceeds from sale of assets	--	--	151,000
Net cash provided by discontinued operations	--	--	434,670
Net cash used in investing activities	(315,708)	(402,986)	(3,676,367)

Cash Flows From Financing Activities:
Payments on notes payable	(122,898)	(136,885)	(1,737,436)
Payments on leases payable	--	--	(431,088)
Proceeds from insurance settlement	--	--	115,000
Proceeds from notes payable	--	--	124,129
Proceeds from PIK notes payable	--	--	20,100,000
Proceeds from sale of common stock	--	5,560,000	21,370,000
Payments for legal settlement	--	--	(170,000)
Net cash used by discontinued operations	--	--	(56,431)
Net cash (used in) provided by financing activities	(122,898)	5,423,115	39,314,174

Net (decrease) increase in cash and cash equivalents	(2,814,456)	2,373,399	4,968,095

Cash and cash equivalents at beginning of period	8,685,552	3,356,103	903,001

Cash and cash equivalents at end of period	$5,871,096	$5,729,502	$5,871,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			January 1, 2009
			(Beginning of
	For the three months ended		Exploration Stage )
	March 31,		through
	2014	2013	March 31, 2014

Cash Paid For:
Interest	$3,745	$6,487	$131,667
Income Taxes	$1,403	$2,834	$7,259

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of debt and accrued interest to common stock	$-0-	$-0-	$11,459,738
Property and equipment financed on lease	$-0-	$-0-	$197,000
Property and equipment financed with notes payable	$-0-	$-0-	$642,088
Construction-in-progress in accounts payable	$120,000	$-0-	$524,563
Prepaid insurance financed with note payable	$-0-	$25,005	$545,695
Land reclassified from assets held for sale to land and mining property	$-0-	-0-	$445,180
Reclassification of construction-in-progress to buildings	$2,405,648	$-0-	$2,405,648
Reclassification of construction-in-progress to milling equipment	$1,857,727	$-0-	$1,857,727
Reclassification of construction-in-progress to lab equipment	$96,077	$-0-	$96,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented.  Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013, included in the Company's Annual Report filed on Form 10-K for such year.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 – LIQUIDITY

As the Company continues its commercialization efforts of halloysite clay and iron oxide, it may also require additional financing later in 2014 to fund its current operations as it has done in the past.  The Company has a history of recurring losses from operations and use of cash in operating activities as it is still a development stage company. For the three months ended March 31, 2014, the Company’s net loss was $357,225 and cash used in operating activities was $2,375,850. As of March 31, 2014, the Company had working capital of $3,926,999 which may not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company’s future operating expenses as needed.  However, the Company cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company

Effective January 1, 2009, due to the shutdown of our contract mining business, we were, and still are, classified as an exploration company as the existence of proven or probable reserves has not been demonstrated and no significant revenue has been earned from the mine.  Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.  As a result, we are unable to present inventories of mined and processed mineralization and are unable to capitalize any related development costs.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Applied Minerals, Inc. and its controlled subsidiary, Park Copper and Gold Mining Company Limited (“Park Copper”). The financial information related to Park Copper was consolidated into the Company’s consolidated financial statements in 2010.  In 1999 we acquired a 53% interest in the Park Copper Mining Company for $72,825, which holds 100 acres of timber and mineral property in northern Idaho.  At December 31, 2011, the investment in Park Copper was fully impaired.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  In these condensed consolidated financial statements, the warrant and PIK note derivative liabilities, stock compensation and impairment of long-lived assets involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

Depreciation expense for the three months ended March 31, 2014 and 2013 totaled $108,386 and $78,798, respectively.  The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

Fair Value

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

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2014	December 31, 2013

Financial instruments:
Warrant derivative		$225,000		$225,000	$950,000
PIK Note derivative		$480,375		$480,375	$2,250,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value at March 31, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. Estimated fair value of the PIK Notes payable approximates $15.2 million at March 31, 2014. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.93	$1.93
Term (years)	2.73	3
Dividend yield	$--	$--
Expected volatility *	56.00%	76.90%
Risk-free interest rate	0.50%	0.78%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.40	$1.40
Term (years)	9.33	9.58
Dividend yield	$--	--
Expected volatility *	56.00%	76.90%
Risk-free interest rate	2.63%	2.96%

* During the first quarter of 2014, the Company revised its assumption for expected volatility by switching from a peer-group average volatility to the Company’s three-year historical volatility in measuring the value of the derivative liabilities mentioned above.  Prior to 2011, the occurrence of certain corporate events would not have made the historical volatility calculations meaningful or accurate if included.  This reduction in volatility led to a reduced valuation for both the Warrant and PIK Note derivative liabilities of approximately $118,500 and $126,000, respectively. The remaining decrease in the valuation is attributable to the decline in the Company’s stock price.

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

If this comparison indicates an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures.  This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  As of March 31, 2014, no amounts are included in the financial statements for unrecognized tax benefits.

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

We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.  The Company utilized the contractual term as the expected term.

Per share data

Loss per share for the three months ended March 31, 2014 and 2013, respectively, is calculated based on 94,692,696 and 93,681,139 weighted average outstanding shares of common stock.

At March 31, 2014 and 2013, respectively, the Company has outstanding options and warrants to purchase 22,283,046 and 21,706,267 shares of Company common stock, which were not included in the diluted computation as their effect would be anti-dilutive.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - STOCK AWARD PAYABLE

The stock award payable amount relates to 100,000 shares issuable, but not issued, under a 2007 employment agreement.  The Company believes that it has good defenses against any demand to issue the shares, including the expiration of the time for instituting suit under the statue of limitations, but the Company is not able to remove the liability until released by the former employee or by judicial decree.  As such, the Company recorded the stock grant as a liability and revalues it based on the quoted price of the Company's stock at the end of each period.  The Company continues to explore its options to resolve this outstanding issue. The value of the outstanding stock awards at March 31, 2014 and December 31, 2013 were $72,000 and $110,000, respectively, thus resulting in a $38,000 gain on the revaluation of the remaining stock award for the three months ended March 31, 2014.  See Note 12 for Subsequent Event in May 2014.

NOTE 6 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate.  Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of March 31, 2014 and December 31, 2013.

NOTE 7 - NOTES PAYABLE

Notes payable at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013

Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$27,141	$42,927
Note payable for mining equipment, payable $950 monthly, including interest (b)	21,087	23,302
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	59,102	76,313
Note payable for mine site vehicle, payable $628 monthly (d)	26,391	28,276
Note payable for mining equipment, payable $5,000 monthly, including interest (e)	-0-	9,932
Note payable for mining equipment, payable $1,632 monthly, including interest (f)	2,240	8,898
Note payable to an insurance company, payable $19,139 monthly, including interest (g)	76,055	132,576
Note payable to an insurance company, payable $4,297 monthly, including interest (h)	17,077	29,767
	229,093	351,991
Less: Current Portion	(198,663)	(311,165)
Notes Payable, Long-Term Portion	$30,430	$40,826

(a)	On July 7, 2011, the Company purchased mining equipment for $198,838 by issuing a note with an implicit interest rate of 9.34%. The note is collateralized by the mining equipment with payments of $5,556 for 36 months, which started on August 15, 2011.

(b)	On April 17, 2012, the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%. The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012.

(c)	On July 23, 2012, the Company purchased mining equipment for $169,500 by issuing a note with an interest rate of 5.5%. The note is collateralized by the mining equipment with payments of $6,060 for 30 months, which started on August 25, 2012.

(d)	On September 20, 2012, the Company purchased a vehicle for the mine site for $37,701 by issuing a non-interest bearing note. The note is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

(e)	On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $67,960 by issuing a note with an effective interest rate of 5.5%. The note was collateralized by the mining equipment with payments of $3,518 for three months, then $5,000 for twelve months.

(f)	On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $33,748 by issuing a note with an effective interest rate of 5.5%. The note is collateralized by the mining equipment with payments of $1,632 for five months, then $2,250 for twelve months.

(g)	The Company signed a note payable with an insurance company dated October 17, 2013 for directors’ and officers’ insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2014.

(h)	The Company signed a note payable with an insurance company dated October 21, 2013 for liability insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2014.

The following is a schedule of the principal maturities on these notes as of March 31, 2014:

April 2014- March 2015	$198,663
April 2015- March 2016	18,178
April 2016- March 2017	8,482
April 2017- March 2018	3,770
Total Notes Payable	$229,093

During the three months ended March 31, 2014 and 2013, the Company's interest payments related to notes payables totaled $3,745 and $6,487 respectively.

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Notes with additional PIK Notes containing the same terms as the Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash.  In February 2014, the Company issued $525,000 in additional PIK Notes to the holders to pay the semi-annual interest.

The Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary antidilution adjustments.   As of issuance, the Notes are convertible into 7,500,000 shares of the common stock.  The holders may convert the Notes at any time.  The Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Notes contain customary representations and warranties and several covenants.  The proceeds are being used for general corporate purposes.  No broker was used and no commission was paid in connection with the sale of the Notes.

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

At March 31, 2014, the fair value of the PIK Note Derivative was estimated to be $480,375, which includes the fair value of the additional PIK Notes derivative issued in February 2014, as mentioned above.  Total gain from the revaluation of the original PIK Notes was $1,792,500 for the first quarter ending March 31, 2014.  In addition, the Company amortized $26,331 of debt discount relating to the PIK Notes Payable, increasing the PIK Notes Payable carrying value to $9,015,039 as of March 31, 2014.

NOTE 9 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2014, the Company issued a total of 121,092 shares of common stock valued at $110,914 to directors and consultants as payments of fees.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

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

During the three months ended March 31, 2014 and 2013, the Company recognized $725,000 and $495,000, respectively, of other income resulting from the decrease in the fair value of the warrant liability.  As described in Note 4, this reduction mainly resulted from a lower stock price and a change in the volatility utilized by the Company.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at March 31, 2014 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.75	139,340	1.50 years	$0.75
$0.78	213,402	1.84 years	$0.78
$0.80	124,481	1.75 years	$0.80
$1.00	212,000	1.41 years	$1.00
$1.15	461,340	7.08 years	$1.15
$1.93	5,000,000	2.73 years	$1.93
$2.00	54,367	2.34 years	$2.00
	6,204,930	2.93 years	$1.75

No warrants have been issued since 2011 and no warrants vested in 2013 or 2014; accordingly, no compensation expense has been recorded during 2013 and 2014.  The intrinsic value of the outstanding warrants at March 31, 2014 was $0.

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

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The significant assumptions relating to the valuation of the Company's options issued for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Dividend Yield	0%	0%
Expected Life	5.2 years	5 - 10 years
Expected Volatility	58%	83%
Risk Free Interest Rate	1.60%	0.88%-1.66%

A summary of the status and changes of the options granted under stock option plans and other agreements for the first quarter of 2014 is as follows:

	March 31, 2014
		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of period	15,878,116	$1.03
Issued	200,000	0.83
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	16,078,116	$1.03

During the three months ended March 31, 2014, the Company granted 200,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.83.   All options granted during the period vest quarterly starting on March 31, 2014 and ending on December 31, 2014.

A summary of the status of the options outstanding at March 31, 2014 is presented below:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Contractual Life	Price	Exercisable	Price

7,358,277	4.69 years	$0.70	7,358,277	$0.70
3,405,134	7.44 years	$0.83	3,255,134	$0.83
60,000	2.25 years	$1.00	60,000	$1.00
300,000	9.39 years	$1.10	--	--
300,000	9.24 years	$1.15	58,333	$1.15
100,000	3.84 years	$1.24	100,000	$1.24
115,000	6.99 years	$1.35	106,667	$1.35
125,000	3.84 years	$1.45	125,000	$1.45
330,000	7.70 years	$1.55	221,667	$1.55
7,645	3.84 years	$1.58	7,645	$1.58
3,077,060	8.65 years	$1.66	3,077,060	$1.66
900,000	7.39 years	$1.90	775,000	$1.90
16,078,116	6.41 years	$1.03	15,144,783	$1.01

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to Unaudited Condensed Consolidated Financial Statements

At March 31, 2014, the total compensation expense of $699,639 for unvested options is to be recognized over the next 18 months on a weighted average basis.

Compensation expense of $214,850 has been recognized for vesting of options for the three months ended March 31, 2014.  The aggregate intrinsic value of the outstanding options as March 31, 2014 was $147,166.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of March 31, 2014 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$103,438	$103,438	--	--	--
Capital Purchase Obligations (1)	1,140,968	1,140,968	--	--	--
Total	$1,244,406	$1,244,406	--	--	--

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our condensed consolidated balance sheet as of March 31, 2014, as we had not yet received the related goods or taken title to the property.

Contingencies

The Company was named as the defendant in a lawsuit filed on April 18, 2014 in state District  court in Salt Lake City, Utah.  The plaintiff is Tekko Enterprises, Inc., which was hired in 2012 as project manager for the construction of a processing plant at the Company’s Dragon Mine property and terminated in 2013 before the completion of the plant.  The complaint seeks damages of $346,000, unpaid amounts that the plaintiff claims it is entitled to under the project management agreement and two purchase orders.  The Company intends to vigorously defend against the claims and to counterclaim. At this stage of the litigation, the possible loss or range of loss or the probability of an adverse conclusion cannot be estimated.

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

NOTE 12 – SUBSEQUENT EVENT

During the second quarter of 2014, the Company received a release in writing from the former employee absolving the Company of the Stock Award Payable discussed in Note 5.

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

Overview
Applied Minerals, Inc. (the “Company” or “we” or “us”) is focused primarily on (i) the development and marketing of our halloysite clay-based Dragonite™ line of products for use to improve the performance of end-products in application markets such as flame retardant additives for plastics, nucleation, thermosets and adhesives, reinforcement of plastic composities, molecular sieves and catalysts, ceramics, binders, cosmetics, controlled release carriers and environmental remediation and (ii) the development and marketing of our Amiron™ line of iron oxide products for pigmentary and technical applications.

The Company owns the Dragon Mine, which has significant deposits of high quality halloysite clay and iron oxide.  The 267-acre property is located in southwestern Utah and its resource was mined for halloysite on a large-scale, commercial basis between 1949 and 1976 for use as a petroleum cracking catalyst.  The mine was idle until 2001 when the Company leased it to develop its halloysite resource for advanced, high-value applications.  We purchased 100% of the property in 2005.

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

In addition to the development of its halloysite resource, management has also developed a line of iron oxide-based products for the pigmentary and technical markets.  The Dragon Mine’s 3.3 million tons of natural iron oxide mineralized material are comprised primarily of goethite and hematite.  Initially, the resource was considered to be utilizable as only an input to the steel-manufacturing process.  Upon additional analysis the iron resource was found to be an advanced iron oxide due to its high Fe2O3 content, exceptional chemical purity, fine grains and good dispersability, good tinting strength and color saturation, low color variation and a low content of heavy metals.  Advanced iron oxides have commercial uses in a number of higher value applications such as the aforementioned pigmentary and technical markets.  The Company’s Amiron product line includes semi-transparent and FDA-compliant pigments for the construction, concrete, paints and coatings, and plastics and rubber industries.  Amiron Technical Oxides, due to their particularly high surface area of 25 m2/g – 125 m2/g and reactivity, can be used as the media for the removal of toxins from waste and drinking water and as a catalyst for desulfurization.  The Company has made its first sale of Amiron to a customer for use as a pigment.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Recent Business Developments

•	During the first quarter of 2014, the Company commissioned a 45,000 tpa mineral processing plant at its Dragon Mine property. This facility utilizes Hosokawa-Alpine technology that enhances the Company’s ability to control the processing of its mineral resource for qualities such as particle size, moisture and purity. The plant was originally commissioned for halloysite clay, but the Company plans to initially utilize it for iron oxide and utilize its KDS machine for halloysite clay, while using a third party to surface treat the clay if required.

•
During the first quarter of 2014, the Company listed 600 acres of its Atlas Mine property for sale in Mullan, Idaho for $3.9 million (see listing www.kopke.us/atlasmine).  The property is located near Historic Mullan and Wallace, Idaho, the Hiawatha Bicycle Trail and Lookout Ski Resort, with various potential uses, including development, legacy landholdings, recreational, timber and mineral rights.  The property includes the Historic Atlas Mine with patented and unpatented mining claims.  Additional noncontiguous property is available in the region and will be listed separately in the future.

•	Between September 2013 and January 2014, the Company appointed three new Board members: Mario Concha, former president of the Chemical Division of Georgia Pacific, Inc.; Robert Betz, formerly of Cognis Corp., the North American division of Cognis GmbH, a $4 billion worldwide supplier of specialty chemicals and nutritional ingredients, and Henkel AG & Company; and Ali Zamani, a former Principal at SLZ Capital Management, a New York-based asset management firm, and former senior investment professional at Goldman Sachs Investment Partners and Goldman Sachs Principal Strategies. Evan Stone resigned as a director on December 31, 2013; Mr. Stone, an attorney, resigned because he joined a new law firm as of January 1, 2014 and it is the policy of the new firm that its lawyers may not serve as directors of public companies. Mr. Stone had no disagreements with the Company or the Board of Directors. The foregoing changes expanded the Board to six directors and the number of independent directors to four.

•	In December 2013, the Company launched its Amiron line of iron oxide products focused particularly on the pigmentary and technical markets.

•	In December 2013, the Company entered into a distribution agreement with Mitsui Plastics, Inc. to market, sell, and distribute its Dragonite halloysite clay and Amiron iron oxide outside of North America.

•	The Company announced that it entered into an agreement with OPF Enterprises, LLC ("OPF"), a leading ceramic consulting firm that focuses on ceramic materials and process development, to introduce Dragonite and Amiron to certain ceramic and iron oxide application markets for which it has particular expertise and customer relationships.

•	In October 2013, the Company issued an updated JORC - compliant report regarding the mineralization at the Dragon Mine property with respect to its clay and iron oxide resources.

•	In August 2013, the Company announced that it successfully raised $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023 ("Notes"). The Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc. The purchasers of the Notes included one current shareholder and two new investors of the Company.

•	In June 2013, the Company sold its first 10 tons of iron oxide to a leading specialty chemicals company for use in the absorption and catalyst market.

•	In April 2013, the Company announced the signing of an agreement with Sigma-Aldrich Corporation (NASDAQ: SIAL), a leading Life Science and High Technology company, to market and distribute Dragonite to researchers worldwide through the Aldrich Materials Science initiative.

•	During the second and third quarters of 2013, the Company made some key personnel changes, including the appointment of an individual from a leading global specialty chemicals company to lead its Iron Oxide Business Unit and the hiring of a new Chief Technology Officer.

•	In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000. No broker was used and no commission was paid as part of this transaction.

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

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2014	December 31, 2013

Financial instruments:
Warrant derivative		$225,000		$225,000	$950,000
PIK Note derivative		$480,375		$480,375	$2,250,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value of the respective assets and liabilities at March 31, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. Estimated fair value of the PIK Notes payable approximates $15.2 million at March 31, 2014. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.93	$1.93
Term (years)	2.73	3
Dividend yield	$--	$--
Expected volatility *	56.00%	76.90%
Risk-free interest rate	0.50%	0.78%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.40	$1.40
Term (years)	9.33	9.58
Dividend yield	$--	--
Expected volatility *	56.00%	76.90%
Risk-free interest rate	2.63%	2.96%

* During the first quarter of 2014, the Company revised its assumption for expected volatility by switching from a peer-group average volatility to the Company’s three-year historical volatility in measuring the value of the derivative liabilities mentioned above.  Prior to 2011, the Company had various events that would not have made the historical volatility calculations meaningful or accurate if included.  This reduction in volatility led to a reduced valuation for both the Warrant and PIK Note derivative liabilities of approximately $118,500 and $126,000, respectively. The remaining decrease in the valuation is attributable to the decline in the Company’s stock price.

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

Mining Exploration and Development Costs
Land and mining property are carried at cost.  The Company expenses prospecting and mining exploration costs.  At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized.  When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves.  Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.  For all periods through March 31, 2014, all costs associated with the Company's mines, excluding original acquisition cost, have been expensed as the Company remains an exploration stage company.

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

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-Employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.  With respect to equity based payments to non-employees, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. The Company utilized the contractual term as the expected term.

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2014	2013	Amount	%

REVENUES	$11,014	$25,086	$(14,072)	(56%)

OPERATING (INCOME) EXPENSES:
Production costs	3,749	15,767	(12,018)	(76%)
Exploration costs	1,197,156	1,367,612	(170,456)	(12%)
General and administrative	1,254,016	2,145,423	(891,407)	(42%)
Depreciation expense	108,386	78,798	29,588	38%
Total Operating Expenses	2,563,307	3,607,600	(1,044,293)	(29%)

Operating Loss	(2,552,293)	(3,582,514)	1,030,221	(29%)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(300,167)	(4,933)	(295,234)	5985%
(Loss) gain on revaluation of warrant derivative	725,000	495,000	230,000	46%
Gain (loss) on revaluation of stock award	38,000	14,000	24,000	171%
Gain(loss) on revaluation of PIK note derivative	1,792,500	-0-	1,792,500	100%
Other income (expense)	(60,265)	(444)	(59,821)	13473%
Total Other Income (Expense)	2,195,068	503,623	1,691,445	336%

Net Loss	$(357,225)	$(3,078,891)	$2,721,666	(88%)

Revenue for the three months ended March 31, 2014 was $11,014, compared to $25,086 generated during the same period in 2013.   After selling its first iron oxide shipment last year to a leading specialty chemicals company for use in the absorption and catalyst market, the Company sold another 17,000 pounds during the first quarter of 2014 to another company specializing in paints, coatings, inks and specialty chemicals.  Quarterly revenue may be unpredictable as we are in various stages of product development, ongoing trials and the building of stockpile levels.  While the iron oxide market is more defined and developed than the halloysite market, we continue to explore various commercial opportunities in both areas.

Total operating expenses for the three months ending March 31, 2014 were $2,563,307 compared to $3,607,600 incurred during the same period in 2013, a decrease of $1,044,293 or 29%.  The decrease was due primarily to a $190,107, or 14%, decrease in exploration costs and a $891,407, or 42%, decrease in general and administrative costs.

Exploration costs incurred during the three months ended March 31, 2014 were $1,197,156 compared to $1,367,612 of costs incurred during the same period in 2013, a decrease of approximately $170,456, or 12%.  During the first quarter of 2013, the Company engaged in a drilling program totaling over $235,000 that it completed during that quarter.  This reduction in drilling expenses from the first quarter of 2013 to the first quarter of 2014 was slightly offset by additional payroll costs of miners and other workers hired during the second half of 2013 to help in the development of the mine and the new mill.

General and administrative expenses incurred during the three months ended March 31, 2014 totaled $1,254,016 compared to $2,145,423 of expense incurred during the same period in 2013, a decrease of $891,407 or 42%.  Stock compensation expense reduced by $1,063,699 to $214,850 because certain options issued to the CEO and other executives culminated vesting as of January 1, 2014 without any further option grants.  This reduction was mainly offset by the following: a $40,829 increase in travel relating to increased trips to the mine pursuant to the commissioning of our new plant; a $26,438 increase in investor relations’ expense relating to additional investor meetings during the first quarter of 2014; a $39,434 increase in Board fees as the Company added three new Board members, while losing one because the Board member’s new employer did not allow the Board member to serve on a public Board.

Net Loss for the three months ended March 31, 2014 was $357,225, compared to $3,078,891 incurred during the same period in 2013, a decrease of approximately $2,721,666 or 88%.  The decrease in the loss from exploration stage before discontinued operations was due primarily to a $891,407 decrease in operating expenses (as previously described), and a $1,691,445 increase in Other Income, mainly from the revaluation of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

As the Company continues its commercialization efforts of halloysite clay and iron oxide, it may also require additional financing later in 2014 to fund its current operations as it has done in the past.  The Company has a history of recurring losses from operations and use of cash in operating activities as it is still a development stage company. For the three months ended March 31, 2014, the Company’s net loss was $357,225 and cash used in operating activities was $2,375,850. As of March 31, 2014, the Company has working capital of $3,926,999 which may not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company’s future operating expenses as needed.  However, the Company cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash used in operating activities during the three months ended March 31, 2014 was $2,375,850 compared to $2,646,730 of cash used during the same period in 2013.  The $270,880 decrease in cash used during the period was due primarily to additional drilling operations conducted during the first quarter of 2013 which did not recur during the first quarter of 2014, as discussed in Results of Operations.

Cash used in investing activities during the three months ended March 31, 2014 was $315,708 compared to a use of $402,986 during the same period in 2013.  The Company incurred costs relating to the new mill, which was commissioned during the first quarter of 2014.  As the new mill was commissioned, $4,359,452 of costs were reclassified from Construction-in-Progress to either Buildings, Milling Equipment or Lab Equipment.  The Company expects to finish the lab portion of the construction during the second quarter of 2014.

Cash used by financing activities during the three months ended March 31, 2014 was $122,898 compared to $5,423,115 of cash provided during the same period in 2013. In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.

OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of March 31, 2014 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$103,438	$103,438	--	--	--
Capital Purchase Obligations (1)	1,140,968	1,140,968	--	--	--
Total	$1,244,406	$1,244,406	--	--	--

(1) Capital purchase obligations represent commitments for the construction or purchase of property, plant and equipment. They were not recorded as liabilities on our consolidated balance sheet as of March 31, 2014, as we had not yet received the related goods or taken title to the property.

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

The Company was named as the defendant in a lawsuit filed on April 18, 2014 in state District  court in Salt Lake City, Utah.  The plaintiff is Tekko Enterprises, Inc., which was hired in 2012 as project manager for the construction of a processing plant at the Company’s Dragon Mine property and terminated in 2013 before the completion of the plant.  The complaint seeks damages of $346,000, unpaid amounts that the plaintiff claims it is entitled to under the project management agreement and two purchase orders.  The Company intends to vigorously defend against the claims and to counterclaim. At this stage of the litigation, the possible loss or range of loss or the probability of an adverse conclusion cannot be estimated.

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matter described above, we may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, could have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.	RISK FACTORS.

There were no additions or material changes to the Company’s risk factors as disclosed in Item 1A of Part I in the Company’s 2013 Annual Report on Form 10-K.

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

APPLIED MINERALS, INC.

Dated: May 12, 2014	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 12, 2014	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer