Form 10-Q
period 2014-06-30
Applied Minerals, Inc.
filed 2014-08-11
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

YES	X	NO	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	X	Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2014 was 94,980,078.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

SECOND QUARTER 2014 REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,210,112	$8,685,552
Accounts receivable, net of $0 allowance	19,651	5,756
Deposits and prepaid expenses	334,200	423,472
Total Current Assets	3,563,963	9,114,780

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and Equipment, net of depreciation	6,719,905	4,921,611
Total Property and Equipment	7,829,843	6,031,549

Other Assets
Deposits	68,958	68,958
Total Other Assets	68,958	68,958

TOTAL ASSETS	$11,462,764	$15,215,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$2,558,417	$1,580,146
Stock awards payable	--	110,000
Current portion of notes payable	165,624	311,165
Total Current Liabilities	2,724,041	2,001,311

Long-Term Liabilities
Long-term portion of notes payable	25,996	40,826
Warrant derivative	250,000	950,000
PIK notes payable, net of $1,982,609 and $2,020,750 debt discount, respectively	9,042,391	8,486,583
PIK Note derivative	519,750	2,250,000
Total Long-Term Liabilities	9,838,137	11,727,409

Total Liabilities	12,562,178	13,728,720

Commitments and Contingencies (Note 9)	--	--

Stockholders’ Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, noncumulative, nonvoting, nonconvertible, none issued or outstanding	--	--
Common stock, $0.001 par value, 120,000,000 shares authorized, 94,923,310 and 94,646,013 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	94,923	94,646
Additional paid-in capital	64,020,564	63,213,893
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(45,205,405)	(41,812,476)
Total Stockholders’ Equity (Deficiency)	(1,099,414)	1,486,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$11,462,764	$15,215,287

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$47,993	$12,878	$59,007	$37,964

OPERATING EXPENSES:
Production costs	21,567	2,640	25,316	18,407
Exploration costs	1,257,579	875,654	2,454,735	2,243,266
General and administrative	1,343,719	1,830,663	2,597,735	3,976,086
Depreciation expense	137,193	78,890	245,579	157,688
Total Operating Expenses	2,760,058	2,787,847	5,323,365	6,395,447

Operating Loss	(2,712,065)	(2,774,969)	(5,264,358)	(6,357,483)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(304,196)	(7,137)	(604,363)	(13,624)
Gain (loss) on revaluation of warrant derivative	(25,000)	155,000	700,000	650,000
Gain on revaluation of stock award	72,000	21,000	110,000	35,000
Gain (loss) on revaluation of PIK Note derivative	(39,375)	--	1,753,125	--
Other income (expense)	(27,068)	1,221	(87,333)	2,331
Total Other Income (Expense)	(323,639)	170,084	1,871,429	673,707

Net Loss	$(3,035,704)	$(2,604,885)	$(3,392,929)	$(5,683,776)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.03)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding (Basic and Diluted)	94,860,753	94,417,614	94,777,189	94,051,411

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stockholders'
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficiency)

Balance, December 31, 2013	94,646,013	$94,646	$63,213,893	$(20,009,496)	$(41,812,476)	$1,486,567

Shares issued for directors' fees and other services	277,297	277	220,603	--	--	220,880

Stock-based compensation expense	--	--	586,068	--	--	586,068

Net Loss	--	--	--	--	(3,392,929)	(3,392,929)

Balance, June 30, 2014	94,923,310	$94,923	$64,020,564	$(20,009,496)	$(45,205,405)	$(1,099,414)

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(3,392,929)	$(5,683,776)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	245,579	157,688
Amortization of discount – PIK Notes	53,683	--
Issuance of PIK Notes in payment of interest	525,000	--
Stock issued for director and consulting services	220,880	76,750
Stock-based compensation expense	586,068	2,284,769
Gain on revaluation of warrant derivative	(700,000)	(650,000)
Gain on revaluation of PIK Notes	(1,753,125)	--
(Gain) loss on revaluation of stock awards for non-employees	(110,000)	(35,000)
Change in operating assets and liabilities:
Accounts receivable	(13,895)	(2,540)
Deposits and prepaids	138,439	125,766
Accounts payable and accrued expenses	(203,996)	(699,444)
Net cash used in operating activities	(4,404,296)	(4,425,787)

Cash Flows From Investing Activities:
Purchases of property and equipment	(306,266)	(2,223)
Construction-in-progress	(513,278)	(924,022)
Net cash used in investing activities	(819,544)	(926,245)

Cash Flows From Financing Activities:
Payments on notes payable	(251,600)	(289,633)
Proceeds from sale of common stock	--	5,560,000
Net cash (used in) provided by financing activities	(251,600)	5,270,367

Net change in cash and cash equivalents	(5,475,440)	(81,665)

Cash and cash equivalents at beginning of period	8,685,552	3,356,103

Cash and cash equivalents at end of period	$3,210,112	$3,274,438

	For the six months ended
	June 30,
	2014	2013

Cash Paid For:
Interest	$6,121	$13,624
Income Taxes	$1,403	$3,814

Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Additional large mine permit deposit in accounts payable	$49,167	$--
Property and equipment financed with notes payable	$91,229	$--
Laboratory equipment in accounts payable	$378,485	$--
Prepaid insurance financed with note payable	$--	$25,005
Reclassification from buildings to milling equipment	$319,328	$--
Reclassification of construction-in-progress to buildings	$2,405,648	$--
Reclassification of construction-in-progress to milling equipment	$1,857,727	$--
Reclassification of construction-in-progress to lab equipment	$96,077	$--

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America ("GAAP"). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

NOTE 3 – LIQUIDITY

As the Company continues its commercialization efforts of halloysite clay and iron oxide, it will require additional financing later in 2014 to fund its current operations as it has done in the past. The Company has a history of recurring losses from operations and use of cash in operating activities as it is still an exploration stage company. For the six months ended June 30, 2014, the Company’s net loss was $3,392,929 and cash used in operating activities was $4,404,296. As of June 30, 2014, the Company had working capital of $839,922 which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company

Effective January 1, 2009, due to the shutdown of our contract mining business, we were, and still are, classified as an exploration company as the existence of proven or probable reserves has not been demonstrated and no significant revenue has been earned from the mine. Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof. As a result, we are unable to present inventories of mined and processed mineralization and are unable to capitalize any related mine development costs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its inactive subsidiary, which holds 100 acres of timber and mineral property in northern Idaho.

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

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated Useful Life (years)
Building and Building Improvements	20 – 40
Mining equipment	2 – 7
Office and shop furniture and equipment	3 – 7
Vehicles	5

Depreciation expense for the three months ended June 30, 2014 and 2013 totaled $137,193 and $78,890, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $245,579 and $157,688, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

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

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2014	December 31, 2013

Financial instruments:
Warrant derivative		$250,000		$250,000	$950,000
PIK Note derivative		$519,750		$519,750	$2,250,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value at June 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. Estimated fair value of the PIK Notes Payable approximates the outstanding principal amount of $11,025,000 at June 30, 2014. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.85	$1.10
Exercise price	$1.93	$1.93
Term (years)	2.48	3.00
Dividend yield	$--	$--
Expected volatility *	53.40%	76.90%
Risk-free interest rate	0.68%	0.78%

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.85	$1.10
Exercise price	$1.40	$1.40
Term (years)	9.08	9.58
Dividend yield	$--	--
Expected volatility *	53.40%	76.90%
Risk-free interest rate	2.40%	2.96%

* During the first quarter of 2014, the Company revised its assumption for expected volatility by switching from a peer-group average volatility to the Company’s three-year historical volatility in measuring the value of the derivative liabilities mentioned above. Prior to 2011, the occurrence of certain corporate events would not have made the historical volatility calculations meaningful or accurate if included. This reduction in volatility led to a reduced valuation for both the Warrant and PIK Note derivative liabilities of approximately $118,500 and $126,000, respectively. The remaining decrease in the valuation is attributable to the decline in stock price.

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 30, 2014, no amounts are included in the financial statements for unrecognized tax benefits.

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

Per share data

Loss per share for the three months ended June 30, 2014 and 2013, respectively, is calculated based on 94,860,753 and 94,417,614 weighted average outstanding shares of common stock. Loss per share for the six months ended June 30, 2014 and 2013, respectively, is calculated based on 94,777,189 and 94,051,411 weighted average outstanding shares of common stock.

At June 30, 2014 and 2013, respectively, the Company has outstanding options and warrants to purchase 23,258,046 and 15,578,115 shares of Company common stock, which were not included in the diluted computation as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of inception-to-date information in the Company’s statements of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 5 - STOCK AWARD PAYABLE

The stock award payable amount of $110,000 at December 31, 2013 relates to 100,000 shares issuable, but not issued, under a 2007 employment agreement. The Company recorded the stock grant as a liability and revalued based on the quoted price of the Company's stock at the end of each period. During the second quarter of 2014, the Company received a release in writing from the former employee absolving the Company of the Stock Award Payable and accordingly reversed the $72,000 balance of the liability into Other Income.

NOTE 6 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of June 30, 2014 and December 31, 2013.

NOTE 7 - NOTES PAYABLE

Notes payable at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
	(unaudited)
Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$10,292	$42,927
Note payable for mining equipment, payable $950 monthly, including interest (b)	18,809	23,302
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	41,655	76,313
Note payable for mine site vehicle, payable $628 monthly, including interest (d)	24,506	28,276
Note payable for mining equipment, payable $5,000 monthly, including interest (e)	--	9,932
Note payable for mining equipment, payable $2,250 monthly, including interest (f)	--	8,898
Note payable to an insurance company, payable $19,139 monthly, including interest (g)	19,089	132,576
Note payable to an insurance company, payable $4,297 monthly, including interest (h)	4,286	29,767
Note payable for lab equipment, payable $9,123 monthly (i)	72,983	--
	191,620	351,991
Less: Current Portion	(165,624)	(311,165)
Notes Payable, Long-Term Portion	$25,996	$40,826

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

(h)

The Company signed a note payable with an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note will mature in July 2013.

(i)

On April 16, 2014, the Company purchased laboratory equipment for $109,493 by depositing $18,424 and issuing a non-interest bearing note. The note is collateralized by the lab equipment with payments of $9,122 for ten months.

The following is a schedule of the principal maturities for the next five years and the total thereafter on these notes as of June 30, 2014:

July 2014 – June 2015	165,624
July 2015 – June 2016	16,571
July 2016 – June 2017	7,540
July 2017 – June 2018	1,885
Thereafter	--
Total Notes Payable	$191,620

During the three and six months ending June 30, 2014, the Company's interest payments totaled $2,376 and $6,121, respectively.

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

At June 30, 2014, the fair value of the PIK Note Derivative was estimated to be $519,750, which includes the value of the additional PIK Notes issued in February 2014, as mentioned above. Total gain from the revaluation of the original PIK Notes was $1,753,125 for the six months ending June 30, 2014. In addition, during such period, the Company amortized $53,683 of debt discount relating to the PIK Notes Payable, increasing the PIK Notes Payable carrying value to $9,042,391 as of June 30, 2014.

NOTE 9 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2014, the Company issued a total of 277,297 shares of common stock valued at $220,880 to directors and consultants as payments of fees.

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

During the three months ended June 30, 2014 and 2013, the Company recognized $25,000 of loss and $155,000 of income, respectively, of Other Income (Expense) resulting from the changes in the fair value of the warrant liability. During the six months ended June 30, 2014 and 2013, the Company recognized $700,000 and $650,000 of income resulting from the decrease in the fair value of the warrant liability. As described in Note 4, this reduction mainly resulted from a lower stock price and a change in the volatility utilized by the Company.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at June 30, 2014 is presented below:

		Warrants Outstanding and Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (years)
$0.75		139,340	1.25
$0.78		213,402	1.59
$0.80		124,481	1.50
$1.00		212,000	1.16
$1.15		461,340	6.83
$1.93		5,000,000	2.48
$2.00		54,367	2.09
$1.75	(a)	6,204,930	2.68

 (a)  Weighted average

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

No warrants have been issued since 2011 and no warrants vested in 2013 or 2014; accordingly, no compensation expense has been recorded during 2013 and 2014. The intrinsic value of the outstanding warrants at June 30, 2014 was $35,096.

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

The significant assumptions relating to the valuation of the Company's options issued for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Dividend Yield	0%	0%
Expected Life (years)	5-6	5 - 10
Expected Volatility	55.70%	66-83%
Risk Free Interest Rate	1.71-1.90%	0.88-2.57%

A summary of the status and changes of the options granted under stock option plans and other agreements for the six months ended June 30, 2014 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of period	15,878,116	$1.03
Issued	1,175,000	0.84
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	17,053,116	$1.02

During the six months ended June 30, 2014, the Company granted 1,175,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.84. Of the 1,175,000 options granted during 2014, 200,000 options vest quarterly starting on March 31, 2014 and ending on December 31, 2014; 375,000 options granted during the second quarter immediately vested on June 9, 2014; and 600,000 options granted on June 9, 2014 vest monthly over a three-year period.

A summary of the status of the options outstanding at June 30, 2014 is presented below:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Contractual Life (years)	Price	Exercisable	Price

7,358,277	4.44	$0.70	7,358,277	$0.70
3,405,134	7.19	$0.83	3,305,134	$0.83
975,000	9.95	$0.84	391,667	$0.84
60,000	2.00	$1.00	60,000	$1.00
300,000	9.15	$1.10	--	--
300,000	8.99	$1.15	83,333	$1.15
100,000	3.59	$1.24	100,000	$1.24
115,000	6.74	$1.35	115,000	$1.35
125,000	3.59	$1.45	125,000	$1.45
330,000	7.45	$1.55	246,667	$1.55
7,645	3.59	$1.58	7,645	$1.58
3,077,060	8.40	$1.66	3,077,060	$1.66
900,000	7.14	$1.90	850,000	$1.90
17,053,116	6.38	$1.02	15,719,783	$1.02

At June 30, 2014, the total compensation expense of $754,293 for unvested options is to be recognized over the next 1.95 years on a weighted average basis.

Compensation expense of $371,218 and $586,068 have been recognized for vesting of options for the three and six months ended June 30, 2014, respectively. The aggregate intrinsic value of the outstanding options as June 30, 2014 was $1,181,594.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of June 30, 2014 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$68,958	$68,958	--	--	--
Total	$68,958	$68,958	--	--	--

Contingencies

The Company was named as the defendant in a lawsuit filed on April 18, 2014 in state District  court in Salt Lake City, Utah.  The plaintiff is Tekko Enterprises, Inc., which was hired in 2012 as project manager for the construction of a processing plant at the Company’s Dragon Mine property and terminated in 2013 before the completion of the plant.  The complaint seeks damages of $346,000, unpaid amounts that the plaintiff claims it is entitled to under the project management agreement and two purchase orders.  The Company intends to vigorously defend against the claims and to counterclaim.  Because the facts are not fully developed, at this time the possible loss or range of loss, or the probability of an adverse conclusion, cannot be estimated.

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

Overview

Applied Minerals, Inc. (the “Company” or “we” or “us”) is focused primarily on (i) the development and marketing of our halloysite clay-based Dragonite™ line of products for use to improve the performance of end-products in application markets such as flame retardant additives for plastics, nucleation, thermosets and adhesives, reinforcement of plastic composites, molecular sieves and catalysts, ceramics, binders, cosmetics, controlled release carriers and environmental remediation and (ii) the development and marketing of our Amiron™ line of iron oxide products for pigmentary and technical applications.

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

●

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

●

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

●	In December 2013, the Company launched its Amiron line of iron oxide products focused particularly on the pigmentary and technical markets.

●

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

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2014	December 31, 2013

Financial instruments:
Warrant derivative		$250,000		$250,000	$950,000
PIK Note derivative		$519,750		$519,750	$2,250,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value at June 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. Estimated fair value of the PIK Notes Payable approximates the outstanding principal amount of $11,025,000 at June 30, 2014. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.85	$1.10
Exercise price	$1.93	$1.93
Term (years)	2.48	3.00
Dividend yield	$--	$--
Expected volatility *	53.40%	76.90%
Risk-free interest rate	0.68%	0.78%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.85	$1.10
Exercise price	$1.40	$1.40
Term (years)	9.08	9.58
Dividend yield	$--	--
Expected volatility *	53.40%	76.90%
Risk-free interest rate	2.40%	2.96%

* During the first quarter of 2014, the Company revised its assumption for expected volatility by switching from a peer-group average volatility to the Company’s three-year historical volatility in measuring the value of the derivative liabilities mentioned above. Prior to 2011, the occurrence of certain corporate events would not have made the historical volatility calculations meaningful or accurate if included. This reduction in volatility led to a reduced valuation for both the Warrant and PIK Note derivative liabilities of approximately $118,500 and $126,000, respectively. The remaining decrease in the valuation is attributable to the decline in stock price.

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

Mining Exploration and Development Costs

Land and mining property are carried at cost. The Company expenses prospecting and mining exploration costs. At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized. When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized. For all periods through June 30, 2014, all costs associated with the Company's mines, excluding original acquisition cost, have been expensed as the Company remains an exploration stage company.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of inception-to-date information in the Company’s statements of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605 Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the financial statements.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2014	2013	Amount	%

REVENUES	$47,993	$12,878	$35,115	273%

OPERATING EXPENSES:
Production costs	21,567	2,640	18,927	717%
Exploration costs	1,257,579	875,654	381,925	44%
General and administrative	1,343,719	1,830,663	(486,944)	-27%
Depreciation expense	137,193	78,890	58,303	74%
Total Operating Expenses	2,760,058	2,787,847	(27,789)	-1%

Operating Loss	(2,712,065)	(2,774,969)	62,904	-2%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(304,196)	(7,137)	(297,059)	4162%
(Loss) gain on revaluation of warrant derivative	(25,000)	155,000	(180,000)	-116%
Gain on revaluation of stock award	72,000	21,000	51,000	243%
(Loss) on revaluation of PIK note derivative	(39,375)	--	(39,375)	100%
Other income (expense)	(27,068)	1,221	(28,289)	-2317%
Total Other Income (Expense)	(323,639)	170,084	(493,723)	-292%

Net Loss	$(3,035,704)	$(2,604,885)	$(430,819)	17%

Revenue generated during the three months ended June 30, 2014 was $47,993, compared to $12,878 of revenue generated during the same period in 2013. After selling its first iron oxide shipment last year to a leading specialty chemicals company for use in the absorption and catalyst market, the Company sold 42,590 pounds to a different customer during the second quarter of 2014 for use as a hydrogen sulfide scavenger in a scale trial. Quarterly revenue may be unpredictable as we are in various stages of product development, ongoing trials and the building of stockpile levels. While the iron oxide market is more defined and developed than the halloysite market, we continue to explore various commercial opportunities in both areas.

Total operating expenses for the three months ending June 30, 2014 were $2,760,058 compared to $2,787,847 of operating expenses incurred during the same period in 2013, a decrease of $27,789 or -1%. The decrease was due primarily to a $486,944, or 27%, decrease in general and administrative costs, mainly offset by a $381,925, or 44%, increase in exploration expense, and a $58,303 increase in depreciation expense as fixed assets were moved from Construction-in-Progress and depreciated as a result of the new mill.

Exploration costs incurred during the three months ended June 30, 2014 were $1,257,579 compared to $875,654 of exploration costs incurred during the same period in 2013, an increase of $381,925, or 44%. Our exploration costs are related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The increase in exploration costs mainly related to $190,002 of additional payroll and personnel costs of miners and other workers hired during late 2013 and 2014 to help in the development of the mine and the new mill; $67,050 of consulting costs relating to a development agreement with OPF Enterprises, LLC ("OPF"), a leading ceramic consulting firm that focuses on ceramic materials and process development; and $122,181 of additional maintenance, electrical and utility expense relating to the new mill.

General and administrative expenses incurred during the three months ended June 30, 2014 totaled $1,343,719 compared to $1,830,663 of expense incurred during the same period in 2013, a decrease of $486,944 or 27%. Stock compensation expense reduced by $623,385 to $371,218 because certain options issued to the CEO and other executives culminated vesting as of January 1, 2014 without any further option grants. This reduction was mainly offset by the following: a $54,582 increase in payroll and personnel expenses relating to new corporate hires, such as the Head of Iron Oxide and a Chief Technology Officer; a $53,834 increase in travel relating to increased trips to the mine pursuant to the commissioning of our new plant; and a $28,750 increase in Board fees as the Company added three new Board members, while losing one because the Board member’s new employer did not allow the Board member to serve on a public Board.

Net loss for the three-month period ending June 30, 2014 was $3,035,704 compared to a loss of $2,604,885 incurred during the same period in 2013, an increase of $430,819 or 17%. The increase in the net loss was primarily due to a $493,723 reduction in Other Income, offset by a $27,789 decrease in operating expenses and a $35,115 increase of revenue, as described above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2014	2013	Amount	%
REVENUES	$59,007	$37,964	$21,043	55%

OPERATING (INCOME) EXPENSES:
Production costs	25,316	18,407	6,909	38%
Exploration costs	2,454,735	2,243,266	211,469	9%
General and administrative	2,597,735	3,976,086	(1,378,351)	-35%
Depreciation expense	245,579	157,688	87,891	56%
Total Operating Expenses	5,323,365	6,395,447	(1,072,082)	-17%

Net Operating Loss	(5,264,358)	(6,357,483)	1,093,125	-17%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(604,363)	(13,624)	(590,739)	4336%
Gain on revaluation of warrant derivative	700,000	650,000	50,000	8%
Gain on revaluation of stock awards	110,000	35,000	75,000	214%
Gain on revaluation of PIK note derivative	1,753,125	--	1,753,125	100%
Other income (expense)	(87,333)	2,331	(89,664)	-3847%
Total Other Income (Expense)	1,871,429	673,707	1,197,722	178%

Net Loss	$(3,392,929)	$(5,683,776)	$2,290,847	-40%

Revenue generated during the six months ended June 30, 2014 was $59,007, compared to $37,964 of revenue generated during the same period in 2013. After selling its first iron oxide shipment last year to a leading specialty chemicals company for use in the absorption and catalyst market, the Company sold 17,000 pounds during the first quarter of 2014 to another company specializing in paints, coatings, inks and specialty chemicals and another 42,590 pounds to a different customer for use as a hydrogen sulfide scavenger in a scale trial. Quarterly revenue may be unpredictable as we are in various stages of product development, ongoing trials and the building of stockpile levels. While the iron oxide market is more defined and developed than the halloysite market, we continue to explore various commercial opportunities in both areas.

Total operating expenses for the six months ending June 30, 2014 were $5,323,365 compared to $6,395,447 of expenses incurred during the same period in 2013, a decrease of $1,072,082 or 17%. The decrease was due primarily to a $1,378,351, or 35%, decrease in general and administrative expense, a $211,469, or 9%, increase in exploration expense, and an $87,891 increase in depreciation expense as fixed assets were moved from Construction-in-Progress and depreciated as a result of the new mill.

Exploration costs incurred during the six months ended June 30, 2014 were $2,454,735 compared to $2,243,266 of costs incurred during the same period in 2013, an increase of $211,469 or 9%. The increase in exploration costs mainly related to $236,141 of additional payroll and personnel costs of miners and other workers hired during late 2013 and 2014 to help in the development of the mine and the new mill; $150,616 of consulting costs mainly relating to a development agreement with OPF Enterprises, LLC ("OPF"), a leading ceramic consulting firm that focuses on ceramic materials and process development; and $141,835 of additional maintenance, electrical and utility expense relating to the new mill. The increases were offset by $282,398 of incremental drilling costs incurred in the first half of 2013 which did not recur in the first half of 2014, and $42,964 of lower ground support expense in 2014.

General and administrative expenses incurred during the six months ended June 30, 2014 totaled $2,597,735 compared to $3,976,086 of expense incurred during the same period in 2013, a decrease of $1,378,351 or 35%. Stock compensation expense reduced by $1,687,084 to $586,068 because certain options issued to the CEO and other executives culminated vesting as of January 1, 2014 without any further option grants. This reduction was mainly offset by the following: a $68,682 increase in payroll and personnel expenses relating to new corporate hires, such as the Head of Iron Oxide and a Chief Technology Officer; a $94,663 increase in travel relating to increased trips to the mine pursuant to the commissioning of our new plant; a $45,249 increase in investor meeting expenses; and a $68,184 increase in Board fees as the Company added three new Board members, while losing one because the Board member’s new employer did not allow the Board member to serve on a public Board.

Net loss for the six-month period ended June 30, 2014 was $3,392,929 compared to a loss of $5,683,776 incurred during the same period in 2013, a decrease of $2,290,847 or 40%. The decrease in the net loss was due to a $1,072,082 decrease in operating expenses, a $21,043 increase in revenue, and a $1,197,722 increase in Other Income, primarily from the revaluation of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

As the Company continues its commercialization efforts of halloysite clay and iron oxide, it will also require additional financing later in 2014 to fund its current operations as it has done in the past. The Company has a history of recurring losses from operations and use of cash in operating activities as it is still a development stage company. For the six months ended June 30, 2014, the Company’s net loss was $3,392,929 and cash used in operating activities was $4,404,296. As of June 30, 2014, the Company has working capital of $839,922, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash used in operating activities during the six months ended June 30, 2014 was $4,404,296 compared to $4,425,787 of cash used during the same period in 2013. The key difference is in the timing of certain payments made over both periods.

Cash used in investing activities during the six months ended June 30, 2014 was $819,544 compared to a use of $926,245 during the same period in 2013. The Company incurred costs relating to the new mill, which was commissioned with the lab and office during the first half of 2014.

Cash used by financing activities during the six months ended June 30, 2014 was $251,600 compared to $5,270,367 of cash provided during the same period in 2013. In January 2013, the Company sold, in a privately negotiated transaction, 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of June 30, 2014 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$68,958	$68,958	--	--	--
Total	$68,958	$68,958	--	--	--

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company was named as the defendant in a lawsuit filed on April 18, 2014 in state District  court in Salt Lake City, Utah.  The plaintiff is Tekko Enterprises, Inc., which was hired in 2012 as project manager for the construction of a processing plant at the Company’s Dragon Mine property and terminated in 2013 before the completion of the plant.  The complaint seeks damages of $346,000, unpaid amounts that the plaintiff claims it is entitled to under the project management agreement and two purchase orders.  The Company intends to vigorously defend against the claims and to counterclaim.  Because the facts are not fully developed, at this time the possible loss or range of loss, or the probability of an adverse conclusion, cannot be estimated.

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

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)              Exhibits.

The following exhibits are included in this report:

Exhibit
Number	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

95	Mine Safety Disclosures

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL**

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MINERALS, INC.

Dated: August 11, 2014	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 11, 2014	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer