Form 10-Q
period 2014-09-30
Applied Minerals, Inc.
filed 2014-11-10
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2014 was 95,030,371.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

THIRD QUARTER 2014 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$906,480	$8,685,552
Accounts receivable, net of $0 allowance	55,163	5,756
Deposits and prepaid expenses	64,491	423,472
Total Current Assets	1,026,134	9,114,780

Property and Equipment
Land and mining property	1,109,938	1,109,938
Property and Equipment, net of depreciation	6,639,521	4,921,611
Total Property and Equipment, net	7,749,459	6,031,549

Other Assets
Deposits	268,895	68,958
Total Other Assets	268,895	68,958

TOTAL ASSETS	$9,044,488	$15,215,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,101,773	$1,580,146
Stock award payable	--	110,000
Current portion of notes payable	97,470	311,165
Total Current Liabilities	2,199,243	2,001,311

Long-Term Liabilities
Long-term portion of notes payable	21,490	40,826
Warrant derivative	136,000	950,000
PIK notes payable, net of $1,975,346 and $2,020,750 debt discount, respectively	9,600,904	8,486,583
PIK Note derivative	529,200	2,250,000
Total Long-Term Liabilities	10,287,594	11,727,409

Total Liabilities	12,486,837	13,728,720

Commitments and Contingencies (Note 11)

Stockholders’ Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, noncumulative, nonvoting, nonconvertible, none issued or outstanding	--	--
Common stock, $0.001 par value, 120,000,000 shares authorized, 95,001,899 and 94,646,013 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	95,002	94,646
Additional paid-in capital	64,254,300	63,213,893
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(47,782,155)	(41,812,476)
Total Stockholders’ Equity (Deficiency)	(3,442,349)	1,486,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,044,488	$15,215,287

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$55,681	$6,773	$114,688	$44,737

OPERATING EXPENSES:
Production costs	17,455	579	42,771	18,986
Exploration costs	1,174,208	1,175,430	3,628,943	3,418,696
General and administrative	1,082,550	2,002,890	3,680,285	5,978,976
Depreciation expense	170,759	78,864	416,338	236,552
Total Operating Expenses	2,444,972	3,257,763	7,768,337	9,653,210

Operating Loss	(2,389,291)	(3,250,990)	(7,653,649)	(9,608,473)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(314,268)	(212,830)	(918,631)	(226,454)
Gain on revaluation of warrant derivative	114,000	200,000	814,000	850,000
Gain on revaluation of stock awards	--	10,000	110,000	45,000
Gain(loss) on revaluation of PIK Note derivative	11,813	(615,000)	1,764,938	(615,000)
Other income (expense)	996	(279)	(86,337)	2,052
Total Other Income (Expense)	(187,459)	(618,109)	1,683,970	55,598

Net loss	(2,576,750)	(3,869,099)	(5,969,679)	(9,552,875)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.04)	$(0.06)	(0.10)

Weighted Average Shares Outstanding (Basic and Diluted)	94,985,716	94,508,983	94,847,462	94,205,611

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2013	94,646,013	$94,646	$63,213,893	$(20,009,496)	$(41,812,476)	$1,486,567

Shares issued for directors fees and other services	355,886	356	286,024	--	--	286,380

Stock-based compensation expense for consultants and directors	--	--	754,383	--	--	754,383

Net Loss	--	--	--	--	(5,969,679)	(5,969,679)

Balance, September 30, 2014	95,001,899	$95,002	$64,254,300	$(20,009,496)	$(47,782,155)	$(3,442,349)

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended
	September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(5,969,679)	$(9,552,875)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	416,338	236,552
Amortization of discount – PIK Notes	82,209	34,250
Issuance of PIK Notes in payment of interest	1,076,250	--
Stock issued for director fees and other services	286,380	194,125
Stock-based compensation expense for consultants and directors	754,383	3,478,404
Gain on revaluation of stock warrant derivative	(814,000)	(850,000)
(Gain) loss on revaluation of PIK Note derivative	(1,764,938)	615,000
Gain on revaluation of stock awards	(110,000)	(45,000)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(49,407)	961
Deposits and prepaids	168,877	166,077
Increase (Decrease) in:
Accounts payable and accrued liabilities	(233,231)	(515,958)
Net cash used in operating activities	(6,156,818)	(6,238,464)

Cash Flows From Investing Activities:
Purchases of property and equipment	(784,716)	(6,256)
Construction-in-progress	(513,278)	(1,432,420)
Net cash used in investing activities	(1,297,994)	(1,438,676)

Cash Flows From Financing Activities:
Payments on notes payable	(324,260)	(335,652)
Proceeds from PIK notes payable	--	10,500,000
Proceeds from sale of common stock	--	5,560,000
Net cash (used in) provided by financing activities	(324,260)	15,724,348

Net change in cash and cash equivalents	(7,779,072)	8,047,208

Cash and cash equivalents at beginning of period	8,685,552	3,356,103

Cash and cash equivalents at end of period	$906,480	$11,403,311

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended
	September 30,
	2014	2013

Cash Paid For:
Interest	$7,815	$18,381
Income Taxes	$1,403	$3,841

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of construction in progress to buildings	$2,405,648	$--
Reclassification of construction in progress to milling equipment	$1,857,727	$--
Reclassification of construction in progress to lab equipment	$96,077	$--
Reclassification from buildings to milling equipment	$319,328	$--
Prepaid insurance financed with note payable	$--	$25,005
Note payable for lab equipment	$91,229	$--
Additional large mine deposit in accounts payable	$9,833	$--
Reclassification of large mine deposit from short term to long term asset	$199,936	$--

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2013, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America ("GAAP"). These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities as it is still an exploration stage company. For the nine months ended September 30, 2014, the Company's net loss was $5,969,679 and cash used in operating activities was $6,156,818. As the Company continues its commercialization efforts of halloysite clay and iron oxide, it may require additional financing to fund its current operations as it has done in the past. ln November 2014, the Company raised $12.50 million in capital financing through the issuance of PIK Notes. (See Note 12 Subsequent Event). During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. Management can also take steps to reduce the Company's future operating expenses as needed.

NOTE 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In these condensed consolidated financial statements, the warrant and PIK note derivative liability, stock compensation and impairment of long-lived assets involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a term of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.

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

Depreciation expense for the three months ended September 30, 2014 and 2013 totaled $170,759 and $78,864, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 totaled $416,338 and $236,552, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

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

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

Fair value measurement using inputs			Carrying amount
Level 1	Level 2	Level 3	September 30, 2014	December 31, 2013

Financial instruments:
Warrant derivative	$136,000		$136,000	$950,000
PIK Note derivative	$529,200		$529,200	$2,250,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate their fair value at September 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. Estimated fair value of the PIK Notes Payable approximates $7,640,000 at September 30, 2014. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.93	$1.93
Term (years)	2.25	3.00
Dividend yield	--	--
Expected volatility *	51.5%	76.9%
Risk-free interest rate	0.68%	0.78%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.40	$1.40
Term (years)	8.92	9.58
Dividend yield	--	--
Expected volatility *	60.2%	76.9%
Risk-free interest rate	2.42%	2.96%

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

If this comparison indicates impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of September 30, 2014, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three months ended September 30, 2014 and 2013, respectively, is calculated based on 94,985,716 and 94,508,983 weighted average outstanding shares of common stock. Loss per share for the nine months ended September 30, 2014 and 2013 respectively, is calculated based on 94,847,462 and 94,205,611 weighted average outstanding shares of common stock.

At September 30, 2014 and 2013, respectively, the Company has outstanding options and warrants to purchase 23,258,046 and 22,083,046 shares of Company common stock, and at September 30, 2014 had notes payable which were convertible into 7,500,000 shares of Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

ln August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). lt also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statement disclosures.

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets tha can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to adopt this ASU effective with Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and its adoption resulted in the removal of inception-to-date information in the Company’s statements of operations and cash flows.

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

NOTE 5 - STOCK AWARD PAYABLE

The stock award payable amount of $110,000 at December 31, 2013 relates to 100,000 shares issuable, but not issued, under a 2007 employment agreement. The Company recorded the stock grant as a liability and revalued the liability based on the quoted price of the Company's stock at the end of each period. During the second quarter of 2014, the Company received a release in writing from the former employee absolving the Company of the stock award payable and accordingly reversed the $72,000 balance of the liability into Other Income.

NOTE 6 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of September 30, 2014 and December 31, 2013.

NOTE 7 - NOTES PAYABLE

Notes payable at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)
Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$10,292	$42,927
Note payable for mining equipment, payable $950 monthly, including interest (b)	16,466	23,302
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	23,966	76,313
Note payable for mine site vehicle, payable $628 monthly, including interest (d)	22,621	28,276
Note payable for mining equipment, payable $5,000 monthly, including interest (e)	--	9,932
Note payable for mining equipment, payable $2,250 monthly, including interest (f)	--	8,898
Note payable to an insurance company, payable $19,139 monthly, including interest (g)	--	132,576
Note payable to an insurance company, payable $4,297monthly, including interest (h)	--	29,767
Note payable for lab equipment, payable $9,123 monthly (i)	45,615	--
	118,960	351,991
Less: Current Portion	(97,470)	(311,165)
Notes Payable, Long-Term Portion	$21,490	$40,826

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

On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $67,960 by issuing a note with an effective interest rate of 5.5%. The note is collateralized by the mining equipment and requires payments of $3,518 for three months and then $5,000 for twelve months

(f)

On November 16, 2012, the Company purchased a piece of mining equipment that had been leased for $33,748 by issuing a note with an effective interest rate of 5.5%. The note is collateralized by the mining equipment and requires payments of $1,632 for five months and then $2,250 for twelve months

(g)

The Company signed a note payable with an insurance company dated October 17, 2012 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%. The note matured in September 2013 and was repaid.

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

The following is a schedule of the principal maturities on these notes as of September 30, 2014:

October 2014 – September 2015	$97,470
October 2015 – September 2016	13,950
October 2016 – September 2017	7,540

Total Notes Payable	$118,960

During the three and nine months ending September 30, 2014, the Company's interest payments totaled $1,694 and $7,815, respectively.

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Notes with additional PIK Notes containing the same terms as the Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2014 and August 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments.   As of issuance, the Notes are convertible into 7,500,000 shares of the common stock. The holders may convert the Notes at any time.  The Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Notes.

These Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary anti-dilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price. Therefore, the estimated fair value of the conversion feature of $2,055,000 (based on observable inputs) was bifurcated from the Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Notes. The debt discount is being amortized using the effective interest method over the 10-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

At September 30, 2014, the fair value of the PIK Note Derivative was estimated to be $529,200, which includes the value of the additional PIK Notes issued in February and August 2014, as mentioned above. Total gain from the revaluation of the original PIK Notes was $1,764,938 for the nine months ending September 30, 2014. In addition, during such period, the Company amortized $82,209 of debt discount relating to the August 2013 PIK Notes Payable, increasing the PIK Notes Payable carrying value to $9,600,904 as of September 30, 2014.

NOTE 9 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2014, the Company issued a total of 355,886 shares of common stock valued at $286,380 to directors and consultants as payments of fees.

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

During the three months ended September 30, 2014 and 2013, the Company recognized $114,000 and $200,000 of income, respectively, of Other Income (Expense) resulting from the changes in the fair value of the warrant liability. During the nine months ended September 30, 2014 and 2013, the Company recognized $814,000 and $850,000 of income resulting from the decrease in the fair value of the warrant liability. As described in Note 4, this reduction mainly resulted from a lower stock price and a change in the volatility utilized by the Company.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at September 30, 2014 is presented below:

Exercise Price	Number Outstanding	Weighted Average Contractual Life
$ 0.75	139,340	1.00
$ 0.78	213,402	1.34
$ 0.80	124,481	1.25
$ 1.00	212,000	0.91
$ 1.15	461,340	6.58
$ 1.93	5,000,000	2.23
$ 2.00	54,367	1.84
$ 1.75	6,204,930	2.43

No warrants have been issued since 2011 and no warrants vested in 2013 or 2014; accordingly, no compensation expense has been recorded during 2013 and 2014. The intrinsic value of the outstanding warrants at September 30, 2014 was $0 as the exercise prices exceeded the market price of the Company's common stock at September 30, 2014.

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes Option-Pricing Model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a term equal to the expected term of the award.

The significant assumptions relating to the valuation of the Company's options issued for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Dividend Yield	0%	0%
Expected Life (years)	5-6	5-10
Expected Volatility	55.70%	63.47-83%
Risk Free Interest Rate	1.71-1.90%	0.88-2.57%

A summary of the status and changes of the options granted under stock option plans and other agreements for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2013	15,878,116	$1.03
Issued	1,175,000	0.84
Exercised	--	--
Forfeited	--	--
Outstanding at September 30, 2014	17,053,116	$1.02

During the nine months ended September 30, 2014, the Company granted 1,175,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.84. Of the 1,175,000 options granted during 2014, 200,000 options vest quarterly starting on March 31, 2014 and ending on December 31, 2014; 375,000 options granted during the second quarter immediately vested on June 9, 2014; and 600,000 options granted on June 9, 2014 vest monthly over a three-year period.

A summary of the status of the options outstanding at September 30, 2014 is presented below:

Options Outstanding			Options Exercisable
	Weighted	Weighted		Weighted
	Average	Average		Average
Number	Remaining	Exercise	Number	Exercise
Outstanding	Contractual Life	Price	Exercisable	Price

7,358,277	4.19	$0.70	7,358,277	$0.70
3,405,134	6.94	$0.83	3,355,134	$0.83
975,000	9.70	$0.84	441,667	$0.84
60,000	1.75	$1.00	60,000	$1.00
300,000	8.89	$1.10	100,000	$1.10
300,000	8.74	$1.15	108,333	$1.15
100,000	3.34	$1.24	100,000	$1.24
115,000	6.49	$1.35	115,000	$1.35
125,000	3.34	$1.45	125,000	$1.45
330,000	7.20	$1.55	271,667	$1.55
7,645	3.34	$1.58	7,645	$1.58
3,077,060	8.15	$1.66	3,077,060	$1.66
900,000	6.89	$1.90	900,000	$1.90
17,053,116	6.13	$1.02	16,019,783	$1.02

At September 30, 2014, the total compensation expense of $585,978 for unvested options is to be recognized over the next 1.95 years on a weighted average basis.

Compensation expense of $168,315 and $754,383 has been recognized for vesting of options for the three and nine months ended September 30, 2014, respectively. The aggregate intrinsic value of the outstanding options as September 30, 2014 was $110,374.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of September 30, 2014 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$189,261	$151,187	$38,074	--	--
Total	$189,261	$151,187	$38,074	--	--

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

NOTE 12 – SUBSEQUENT EVENT

In November 2014, the Company announced that it received $12.5 million of financing through the private placement of $19.8 million principal amount of 10% Mandatorily Convertible PIK Notes due 2018 ("Notes"), with a company option to extend the maturity date to 2019. The Notes have a strike price of $0.92 per share, but may be adjusted from time to time based on the terms of the agreement. The common shares underlying the convertible notes are subject to a Registration Rights Agreement signed contemporaneously with the convertible notes.

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

The Company owns the Dragon Mine, which has significant deposits of high quality halloysite clay and iron oxide.  The 267-acre property is located approximately 75 miles southwest of Salt Lake City, Utah and its resource was mined for halloysite on a large-scale, commercial basis between 1949 and 1976 for use as a petroleum cracking catalyst.  The mine was idle until 2001 when the Company leased it to develop its halloysite resource for advanced, high-value applications.  We own 100% of the property.

Halloysite is aluminosilicate clay that possesses a tubular morphology with a hollow lumen (pore).  Traditionally, halloysite has been used to manufacture porcelain, bone china and catalyst-related material used in the petroleum cracking process. A significant amount of academic research has been performed on the commercial uses of halloysite clay beyond porcelain products and ceramic catalysts. This research has identified a wide array of application areas in which the unique morphology of halloysite can be utilized to either enhance the performance of existing applications or create new high performance ones. The advanced applications include, but are not limited to, polymer composite reinforcement, flame retardant additives, controlled-release carriers, additives for paints and coatings, media for environmental remediation, and cosmetics. The Company’s halloysite-based product development efforts are led by Yash Khana, Ph.D. and involve the utilization of outside consultants. The Company markets its halloysite-based line of products under the Dragonite™ trade name.

The Company currently identifies and pursues revenue opportunities for its Dragonite line of products in both the traditional and advanced application markets. We have engaged a number of individual sales consultants as well as organizations, such as Mitsui Plastics and OPF Enterprises, LLC, which are marketing our products to either the traditional or advanced application markets. The time it takes to penetrate the advanced application markets often exceeds that of the traditional markets. This longer lead time is due primarily to the fact that Dragonite is marketed as a functionally superior replacement material for many of the targeted advanced applications, often requiring significant testing on part of the potential customer before commercialization is commenced. In many instances Dragonite is being incorporated into a product as a new material (e.g. halloysite as a reinforcing filler in plastics). The testing procedures associated with new materials can be extensive and time consuming. The Company believes that achieving relatively small penetration rates of 1% - 5% in just a few advanced application markets will result in material revenue opportunities.

In January 2014, the Company launched Amiron, its line of iron oxide-based products. The high FeO2 content, chemical purity, high surface area and dispersibility of the Company’s iron oxide enable it to be used in both pigmentary and technical applications, some of which are high-value. The Company’s Amiron™ iron oxide provides semi-transparent and FDA-compliant pigments that can be utilized within the construction, concrete, paints and coatings, and plastics and rubber industries. With respect to technical applications, the particularly high surface area (25 m2/g – 125 m2/g) and reactivity of Dragon Mine’s iron oxide resource allows the material to act as an effective medium for the removal of toxins from waste and drinking water and as a catalyst for the desulphurization of industrial gases. Additionally, our iron oxide products have uses in applications such as cosmetics and foundry sand additives. Both the product development and marketing of Amiron are being directed by Rogerio Galante, a former 15-year veteran of Lanxess AG, the world’s largest producer of iron oxide pigments. The Company has signed an LOI with The Lorama Group, Inc. (“Lorama”) to market, sell, and distribute its AMIRON™ line of iron oxide-based pigments globally to the paint and coatings industry on an exclusive basis. Additionally, the Company is working with a number of potential customers with respect to the development of technical application utilizing its Amiron product line.

The Company has implemented a 45,000 tpa minerals processing plant at its Dragon Mine property dedicated to its iron oxide resource. The Company’s KDS-based facility has an annual halloysite capacity of 5,0000 – 10,000 tons depending on the grade produced. The Company believes it can add capacity to either facility with a minimal capital investment and also as an ability to have its resource processed using a tolling service.

Recent Business Developments

Financing

●

On November 4, 2014, the Company raised $12,500,000 through the sale of 10% Convertible-Elect PIK Notes due 2018 (the “Notes”). The Notes are mandatorily convertible by the Company and their maturity can be extended if certain conditions are met.

Technical Ceramics & Porcelain

●

The Company has begun supplying a well-known producer of ceramic formulations. This customer utilizes Dragonite as a binder for use in high value ceramic tiles. Dragonite, among other things, provides increased strength, whiteness and translucency for certain ceramic applications.

●

A large manufacturer of ceramic-based kitchen and bathroom products carried out a product development scale-up of an application that utilized Dragonite as an additive to reduce manufacturing time and increase the strength of the product.

Plastics, Adhesives & Coatings

●

The Company has seen increased orders this year for its Dragonite HP nucleating agent to a leading producer of plastic lawn and garden equipment. Dragonite, for this customer, is being utilized primarily to (i) improve product strength and (ii) reduce structural defects and shrinkage of the molded parts, resulting in lower scrap rates. Dragonite also reduces cycle time of molded plastic components, which results in a decrease in manufacturing costs.

●	A leading global producer of structural acrylic adhesives has launched its next generation of structural acrylic products containing our Dragonite XR product.

●

The Company continues to sell Dragonite to Sigma-Aldrich, which, in turn, continues to receive interest in the material from corporate R&D departments as well as academic research organizations. These inquiries, in certain instances, have led to development projects with our Company once the initial lab sample evaluation has taken place.

●

Lorama has validated the performance claims of our Dragonite HP and has begun introducing it to potential customers as a high value additive for flame retardant paints & coatings as well as for the UV curing of coatings. Production-scale trials have also begun as a result of these initiatives.

Catalysts & Molecular Sieves

●

A leading specialty producer of catalysts & molecular sieves has completed lab and pilot testing of our Dragonite HP product for use in the production of synthetic zeolites. The Company received a 10-ton order from this customer for an initial production-scale trial.

●	A manufacturer of molecular sieves and chromatography gels is currently conducting a product development scale-up using Dragonite as part of a molecular sieve-type application.

Amiron Advanced Natural Iron Oxides

Pigmentary

●

The Company continues to move forward with Lorama with respect to formalizing a distribution agreement. During this time, Lorama has been aggressively introducing Amiron to its paints and coatings customers located in Europe, Asia and South America and North America. The performance claims of Amiron semi-transparent iron oxides for wood stains have been independently validated by, and have received interest from, certain end-users. Several production-scale trials have been scheduled to commence on a global basis.

●

A leading producer of mulch colorants has recently validated the performance claims of our Amiron line of products for the development of a new line of mulch colors based on our Amiron product line. Plans for a product development scale-up are in progress.

Non-Pigmentary

●

The Company is working with a division of a large oil & gas services company with the goal to commercialize a gas desulphurization application utilizing the Company’s Amiron iron oxide. The first order for 20 tons, purchased last quarter, is being used to carry out production-scale trials and customer field-testing.

●

A large international producer of foundry molding additives has recently validated the performance claims of our Amiron OH technical grade iron oxide and has found that our products are showing performance advantages over the leading iron oxide product in the market. Production scale-up and customer field trials were scheduled to begin this quarter. This is an attractive market for which we believe the characteristics and purity of our Amiron product could result in fast penetration of this market. Discussions are progressing with a potential customer regarding a joint market development agreement.

Cosmetics

●

The Company has been jointly developing a unique range of advanced skincare products and is in the latter stages of negotiations with a global leader in cosmetics regarding the formation of a joint venture. Several product prototypes have been formulated using our highest purity grade of Dragonite Purewhite CG Halloysite. There is no guarantee that a joint venture or commercial agreement of any kind will be formed.

Intellectual Property Development

●

Many patented technologies based on halloysite have been granted to third parties over the years. A number of these patents have used halloysite from the Dragon Mine. Two patents recently granted that use halloysite from the Dragon Mine are one that utilizes Dragonite to enhance the strength of a structural acrylic adhesive (US WO 2013126377 A1) and one that utilizes halloysite from the Dragon Mine to improve the performance of cement compositions used in a variety of subterranean operations such as oil & gas wells (US 20140090842 A1/WO 2014052757 A1).

The Company is engaged in product development and/or marketing activities with a number of potential customers. The opportunities mentioned above are ones that the Company believes, at the current moment, are the most likely to result in some level of sales in the foreseeable future. The realization of sales from these opportunities is, for the most part, dependent on a number of factors outside of the Company’s control. These factors may delay or, in certain instances, suspend the commercialization process involving these potential customers.

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

Level 1 - quoted prices in active markets for identical assets and liabilities

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - significant unobservable inputs

Liabilities measured at fair value on a recurring basis are summarized as follows:

Fair value measurement using inputs			Carrying amount
Level 1	Level 2	Level 3	September 30, 2014	December 31, 2013

Financial instruments:
Warrant derivative	$136,000		$136,000	$950,000
PIK Note derivative	$529,200		$529,200	$2,250,000

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, accounts payable, and accrued expenses approximate their fair value at September 30, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value. Estimated fair value of the PIK Notes Payable approximates $7,640,000 at September 30, 2014. For the Company's warrant and PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

Warrant derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.93	$1.93
Expected term (years)	2.25	3.00
Dividend yield	--	--
Expected volatility *	51.5%	76.9%
Risk-free interest rate	0.68%	0.78%

PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.72	$1.10
Exercise price	$1.40	$1.40
Expected term (years)	8.92	9.58
Dividend yield	--	--
Expected volatility *	60.2%	76.90%
Risk-free interest rate	2.42%	2.96%

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

Mining Exploration and Development Costs

Land and mining property are carried at cost. The Company expenses prospecting and mining exploration costs. At the point when a property is determined to have proven and probable reserves, subsequent development costs are capitalized. When these properties are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized. For all periods through September 30, 2014, all costs associated with the Company's mines, excluding original acquisition cost, have been expensed as the Company remains an exploration stage company.

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

Recent Accounting Pronouncements

ln August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). lt also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statement disclosures.

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets tha can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to adopt this ASU effective with Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and its adoption resulted in the removal of inception-to-date information in the Company’s statements of operations and cash flows.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2014	2013	Amount	%

REVENUES	$55,681	$6,773	$48,908	722%

OPERATING EXPENSES:
Production costs	17,455	579	16,876	2915%
Exploration costs	1,174,208	1,175,430	(1,222)	(0.10%)
General and administrative	1,082,550	2,002,890	(920,340)	(46%)
Depreciation expense	170,759	78,864	91,895	117%
Total Operating Expenses	2,444,972	3,257,763	(812,791)	(25%)

Operating Loss	(2,389,291)	(3,250,990)	861,699	(27%)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(314,268)	(212,830)	(101,438)	48%
Gain on revaluation of warrant derivative	114,000	200,000	(86,000)	(43%)
Gain (loss) on revaluation of stock awards	--	10,000	(10,000)	(100%)
Gain (loss) on revaluation of PIK note derivative	11,813	(615,000)	626,813	(102%)
Other income (expense)	996	(279)	1,275	(457%)
Total Other Income (Expense)	(187,459)	(618,109)	430,650	(70%)

Net Loss	$(2,576,750)	$(3,869,099)	$1,292,349	(33%)

Revenue generated during the three months ended September 30, 2014 was $55,681, compared to $6,773 of revenue generated during the same period in 2013. Third quarter 2014 revenues were generated almost exclusively from halloysite sales, including sales of Dragonite to a ceramic formulator and to customers that use Dragonite as an additive to improve the mechanical properties of a polymer and as a nucleating agent to reduce the cycle time of molded plastic composites. Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers. We believe that a number of these potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite and/or iron ore.

Total operating expenses for the three months ending September 30, 2014 were $2,444,972 compared to $3,257,763 of operating expenses incurred during the same period in 2013, a decrease of $812,791. The decrease was due primarily to a $920,340, or 46%, decrease in general and administrative costs.

Exploration costs incurred during the three months ended September 30, 2014 were $1,174,208 compared to $1,175,430 of exploration costs incurred during the same period in 2013, a decrease of $1,222, or 0.10%. Our exploration costs are related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. While total exploration costs remained relatively unchanged, the Company hired new mining personnel in 2014 to facilitate the sorting and processing of our minerals. The increase in mine personnel costs, including health benefits, were offset by reductions in minerals testing and an expired contract with OPF consulting for ceramics and proppants during the third quarter of 2014. The expired OPF contract, which was previously fixed, has been converted to a variable contract based on future sales leads.

General and administrative expenses incurred during the three months ended September 30, 2014 totaled $1,082,550 compared to $2,002,890 of expense incurred during the same period in 2013, a reduction of $920,340 or 46%. The reduction was driven primarily by a $1,187,247 decrease in noncash stock compensation expense due to certain management equity options granted in November 2012, which vested through the end of 2013. This was slightly offset by increased corporate personnel hired during late 2013, including a Head of Iron Oxide, and increased expenses relating to hiring two additional directors.

Net Loss for the three-month period ending September 30, 2014 was $2,576,750 compared to a loss of $3,869,099 incurred during the same period in 2013, a decrease of $1,292,349 or 33%. The decrease in the Net Loss was primarily due to a $920,340 decrease in General & Administrative expenses, mainly related to noncash stock compensation; a $430,650 increase in Other Income, mainly due to a non-cash, valuation gain of a PIK Note derivative, offset by a $91,895 increase in depreciation expense after completion of the new mill.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2014	2013	Amount	%
REVENUES	$114,688	$44,737	$69,951	156%

OPERATING (INCOME) EXPENSES:
Production costs	42,771	18,986	23,785	125%
Exploration costs	3,628,943	3,418,696	210,247	6%
General and administrative	3,680,285	5,978,976	(2,298,691)	(38%)
Depreciation expense	416,338	236,552	179,786	76%
Total Operating Expenses	7,768,337	9,653,210	(1,884,873)	(20%)

Net Operating Loss	(7,653,649)	(9,608,473)	1,954,824	(20%)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(918,631)	(226,454)	(692,177)	306%
Gain on revaluation of warrant derivative	814,000	850,000	(36,000)	(4%)
Loss on revaluation of stock awards	110,000	45,000	65,000	144%
Gain(loss) on revaluation of PIK note derivative	1,764,938	(615,000)	2,379,938	387%
Other income (expense)	(86,337)	2,052	(88,389)	(4307%)
Total Other Income (Expense)	1,683,970	55,598	1,628,372	2929%

Net Loss	$(5,969,679)	$(9,552,875)	$3,583,196	(38%)

Revenue generated during the nine months ended September 30, 2014 was $114,688, compared to $44,737 of revenue generated during the same period in 2013. Halloysite sales increased by 143% from $39,737 during the nine months ended September 30, 2013 to $96,541 during the nine months ended September 30, 2014, while sales of iron oxide increased by 263% from $5,000 during the nine months ended September 30, 2013 to $18,147 during the nine months ended September 30, 2014. The increase in halloysite sales resulted from sales of Dragonite to a ceramic formulator and to customers that use Dragonite as an additive to improve the mechanical properties of a polymer and as a nucleating agent to reduce the cycle time of molded plastic composites. The increase in iron oxide sales resulted primarily from the sale of Amiron as a hydrogen sulfide scavenger. Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers. We believe that a number of potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite or iron ore.

Total operating expenses for the nine months ending September 30, 2014 were $7,768,337 compared to $9,653,210 of expenses incurred during the same period in 2013, a reduction of $1,884,873. The reduction was due primarily to a $2,298,691 decrease in general and administrative expense, offset by a $210,247 increase in exploration costs and a $179,786 increase in depreciation expense arising from the fixed assets at the new mill.

Exploration costs incurred during the nine months ended September 30, 2014 were $3,628,943 compared to $3,418,696 of costs incurred during the same period in 2013, an increase of $210,247, or 6%. The majority of our exploration expenses during the nine-month period were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The Company hired new mining personnel in 2014 to facilitate the sorting and processing of our minerals. This increase in mine personnel costs, including health benefits, were partially offset by the absence of drilling costs in 2014 as a drilling program was started and finished during the first quarter of 2013.

General and administrative expenses incurred during the nine months ended September 30, 2014 totaled $3,680,285 compared to $5,978,976 of expense incurred during the same period in 2013, a decrease of $2,298,691. The reduction was driven primarily by a $2,874,331 decrease in noncash stock compensation expense due to certain management equity options granted in November 2012, but vesting and incurring compensation expense only through 2013. This was slightly offset by increased corporate personnel hired during late 2013, including a Head of Iron Oxide; increased shareholder expenses relating to additional meetings held during 2014 to increase awareness of the company stock; increased travel from the additional corporate hires; and increased expenses relating to hiring two additional directors.

Net Loss for the nine-month period ended September 30, 2014 was $5,969,679 compared to a loss of $9,552,875 incurred during the same period in 2013, a decrease of $3,583,196 or 38%. The decrease in the Net Loss was due to a $2,298,691 reduction in general and administrative expenses; a $1,628,372 increase in Other Income, primarily from a noncash revaluation of warrants and PIK Notes; offset by increases in exploration costs and depreciation expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

In November 2014, the Company raised $12.5 million in capital financing through the issuance of PIK Notes. The Company has a history of recurring losses from operations and use of cash in operating activities as it is still an exploration stage company. For the nine months ended September 30, 2014, the Company's net loss was $5,969,679 and cash used in operating activities was $6,156,818. As the Company continues its commercialization efforts of halloysite clay and iron oxide, it may require additional financing to fund its current operations as it has done in the past.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company's future operating expenses as needed.

Cash used in operating activities during the nine months ended September 30, 2014 was $6,156,818 compared to $6,238,464 of cash used during the same period in 2013. The key difference is in the timing of certain payments made over both periods.

Cash used in investing activities during the nine months ended September 30, 2014 was $1,297,994 compared to a use of $1,438,676 during the same period in 2013. The Company incurred costs relating to the new mill, which was commissioned with the lab and office during the first half of 2014.

Cash used in financing activities during the nine months ended September 30, 2014 was $324,260, compared to a $15,724,348 source of cash used during the same period in 2013. During the nine months ended September 30, 2013, the Company raised $16,060,000 of capital for common stock and PIK notes to certain qualified investors in the following transactions:

●	January 2013- Sale of 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.
●

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

The following table summarizes our contractual obligations as of September 30, 2014 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Contractual Obligations:
Rent obligations	$189,261	$151,187	$38,074	--	--
Total	$189,261	$151,187	$38,074	--	--

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

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)     Exhibits.

The following exhibits are included in this report:

Exhibit
Number	Description of Exhibits

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

95	Mine Safety Disclosures

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL**	Information is furnished and not filed or a part of a registration stamen or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposed of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under theses sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MINERALS, INC.

Dated: November 10, 2014	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 10, 2014	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer