Form 10-K
period 2014-12-31
Applied Minerals, Inc.
filed 2015-03-27
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on the last sales price on the OTC Bulletin Board on that date, was approximately $51,003,024.

As of February 28, 2015, there were 95,331,128 common shares outstanding.

APPLIED MINERALS, INC.

YEAR 2014 ANNUAL REPORT ON FORM 10-K

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

In the discussion under “Item 1 – Business” and in particular under “Business Review- 2014”, the Company discusses a wide range of forward-looking information, including the Company’s beliefs and expectations concerning business opportunities, potential customer interest, customer activities (including but not limited to testing, scale-ups, production trials, field trials, product development), and the Company’s expectations as to sales, the amount of sales, and the timing of sales. Whether any of the foregoing will actually come to fruition, occur, be successful, or result in sales and the timing and amount of such sales is uncertain.

More generally, all forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forwardlooking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled “1A. RISK FACTORS.”

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

The Company owns the Dragon Mine, which has significant deposits of high-quality halloysite clay and iron oxide. The 267-acre property is located in southwestern Utah and its resource was mined for halloysite on a large-scale, commercial basis between 1949 and 1976 for use as a petroleum cracking catalyst. The mine was idle until 2001 when the Company leased it to develop its halloysite resource for advanced, high-value applications. We purchased 100% of the property in 2005.

Halloysite is an aluminosilicate clay that possesses a tubular morphology with a hollow lumen (pore). Traditionally, halloysite has been used to manufacture porcelain, bone china and catalysts used in the petroleum cracking process. A significant amount of academic and industrial research has been performed on the commercial uses of halloysite clay beyond porcelain products and ceramic catalysts. This research has identified a wide array of application areas in which the unique morphology of halloysite can be utilized to either enhance the performance of existing applications or create new high-performance ones. Since 2009, management has been primarily focused on developing halloysite-based products for advanced applications, such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, controlled release carriers for paints and coatings, environmental remediation media, and carriers of agricultural agents. The clays used in these advanced applications sell for significantly higher prices than those used in more traditional applications. Nanoclays have been used as additives to develop high performance plastic composites. These nanoclays provide functionality to polymer matrices that cannot be replicated using traditional fillers. Nanoclays, such as treated montmorillonite, sell for up to $5,000 per ton due, in large part, to the cost associated with exfoliating the clay so it may be properly dispersed within a polymer matrix. Halloysite has been shown to be as effective a polymer additive as nanoclay without requiring a costly exfoliation to disperse it within a polymer matrix. The Company has and continues to utilize a number of employees and consultants to research and develop the use of halloysite for advanced applications.

In addition to the development of its halloysite resource, management has also developed a line of iron oxide-based products for the pigmentary and technical markets. The Dragon Mine has a resource of 3.3 million tons of natural iron oxide mineralized material, which is comprised primarily of goethite and hematite. Initially, the resource was considered to be utilizable as only an input of the steel-manufacturing process but, upon additional analysis, the iron resource was found to be a high-quality natural iron oxide due to its high Fe2O3 content, exceptional chemical purity, good dispersability, good tinting strength and color saturation, low color variation, and low content of heavy metals. High-quality iron oxides have commercial uses in a number of higher value applications such as the aforementioned pigmentary and technical markets. The Company’s AMIRON product line includes semi-transparent and opaque pigments for the construction, concrete, paints and coatings, and plastics and rubber industries. AMIRON’s technical oxides, due to their particularly high surface area of 25 m2/g – 125 m2/g and reactivity, can be used as the media for the removal of toxins from waste and drinking water, as a catalyst for desulfurization, and a foundry sand additive. The Company currently has 24,229 tons of mined iron ore in stockpiles on the surface of the mine property.

The Company has carried out an extensive drilling program to characterize the mineralized material at the Dragon Mine. In January 2014, the Company commissioned a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to the iron oxide resource except for occasional processing of halloysite. Additionally, the Company has small processing facility with a capacity of 5,000 – 10,000 tons per annum that is dedicated to its halloysite resource.

The following table discloses (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company during the 12 months ended December 31, 2013 and 2014, respectively:

	2014	2013
Tons extracted
Halloysite clay	650	450
Iron oxide	2,200	3,300
Products produced (tons)
Halloysite clay	69	22
Iron oxide	166	13

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2014 and 2013. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
Sales for:	2014	2013
Commercial Production	70	69
Scale-Ups	26	17
Testing	2	4
Other	2	10
	100	100

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL. BUSINESS REVIEW - 2014

BUSINESS REVIEW - 2014

Financing

●

On November 4, 2014, the Company raised $12,500,000 through the sale of $19,848,483 principal amount of 10% Convertible-Elect PIK Notes due 2018 (the “ Series A Notes”). The Series A Notes are mandatorily convertible by the Company after two years under certain conditions and the maturity of the Notes may be extended if certain conditions are met.

Technical Ceramics and Porcelain

●

During 2014 the Company continued to supply a well-known producer of ceramic formulations. This customer utilizes DRAGONITE as a binder for use in high-value ceramic tiles. DRAGONITE, among other things, provides increased strength, whiteness, and translucency for certain ceramic applications.

●

A large manufacturer of sanitaryware products has carried out a product development scale-up of an application that utilizes DRAGONITE as an additive that both improves the green strength of the ceramic body and reduces the manufacturing time of the ceramic-based product. The Company continues to focus on the conversion of this opportunity. Management is marketing such functionality of its DRAGONITE to the two other leading global sanitaryware producers.

●

OPF Enterprises, LLC, a sales agent of the Company, continues to introduce the Company’s DRAGONITE to potential customers focused on ceramic applications. The purity and physical characteristics of the Dragon Mine’s halloysite continue to attract significant attention from potential customers.

Plastics, Adhesives and Coatings

●

The Company continued to receive orders in 2014 for its DRAGONITE HP nucleating agent from a leading producer of plastic lawn and garden equipment.  DRAGONITE HP, for this customer, is being utilized in two separate products primarily to (i) improve product strength, (ii) reduce structural defects and shrinkage of molded parts, resulting in lower scrap rates, and (iii) reduce cycle time of its molded plastic components, which results in a decrease in manufacturing costs.

Beginning in 2015, this customer has decided to outsource the molding of one of its two products utilizing Dragonite-HP to an injection molding contractor. As part of this transition, the injection molding contractor was introduced Dragonite HP. After seeing the benefits of Dragonite-HP in the products produced for the lawn and garden customer, the contractor communicated to the Company its intention to utilize Dragonite-HP for certain other of its customers. During the first quarter of 2015, this customer ordered 10 tons of Dragonite-HP.

●

During the latter half of 2014, the Company received a purchase order for 20 tons of DRAGONITE from a leading manufacturer and marketer of foaming agents for plastics. DRAGONITE, when combined with a foaming agent, both enhances foaming properties and reduces cycle time for the foamed plastic part. The Company expects this customer to aggressively market its foaming agent with DRAGONITE and believes the order rate for DRAGONITE will increase in 2015.

●

Management continues to market its DRAGONITE HP as a nucleating agent additive to companies with large injection molding operations, promoting the decrease in cycle time that can be achieved from using the additive. The Company was able to secure a number of customer trials in 2014 and plans to secure additional trials in 2015. Only DRAGONITE HP and one other product, which sells for $30,000 per ton, can nucleate polyethylene. Currently, a very small amount of the 50 million tons of polyethylene produced annually is nucleated, which presents a large opportunity for the Company’s DRAGONITE product. The Company also sells DRAGONITE as a nucleating agent for polypropylene.

●

During 2014, a leading global producer of structural acrylic adhesives launched its next generation of structural acrylic products containing our DRAGONITE XR product. The volumes sold for this new acrylic adhesive product were small in 2014 but demand for this new product is expected to grow in 2015, which could lead to an increase in the volume of DRAGONITE sold for this application. Additionally, this manufacturer is developing a number of new products utilizing DRAGONITE as an additive.

●

Mitsui Plastics continues to market DRAGONITE as an additive for reinforcement, cycle time reduction, and flame retardancy. Two customers, an adhesives manufacturer and a wire-and-cable manufacturer, experienced positive testing results using DRAGONITE for reinforcement and as a dispersant for certain flame retardant additives, respectively. It is expected that a product, utilizing DRAGONITE for reinforcement, is to be commercialized in 2016.

●

A large manufacturer of automotive tires has tested DRAGONITE for the reinforcement of rubber. During the latter half of 2014, the Company shipped DRAGONITE to the tire manufacturer to be used in a scale-up trial. The trial is scheduled to complete sometime during the first half of 2015.

●

During 2014 one of the world’s largest manufacturers of building products developed a flame retardant coating application utilizing DRAGONITE. The product has been commercialized and small amounts are being sold. Volumes are expected to grow once this customer completes the required industry registration process for this product.

●

The Lorama Group, Inc. (“Lorama”) continues to market DRAGONITE to potential customers as a high value additive for flame retardant paints and coatings as well as for the UV curing of coatings. During the fourth quarter of 2014, Lorama ordered 20 tons of DRAGONITE for delivery in the first quarter of 2015.

●

During 2014, Lorama introduced DRAGONITE to one of the largest wood coatings manufacturers in South America, which has utilized it in a flame retardant formulation for wood coatings. The product has been tested and meets industry requirements. The customer will run a plant trial in early 2015. If the trial is successful, the Company expects to realize sales of DRGONITE to this customer during 2015.

●

The Company continues to sell DRAGONITE to Sigma-Aldrich, which, in turn, continues to receive interest in the material from corporate R&D departments as well as academic research organizations. These sales, in certain instances, have led to development projects with our Company once the initial lab sample evaluation has taken place.

Catalysts and Molecular Sieves

●

A high quality manufacturer of molecular sieves commenced scale-up trials using DRAGONITE as a binder for a catalyst product. A production trial is scheduled for early 2015. If successful the Company believes a commercialization of the product could occur sometime during the latter half of 2015 or in 2016.

●

A global supplier of molecular sieves performed a successful bench-scale trial using DRAGONITE to manufacture a synthetic zeolite. Approximately 10 metric tons were shipped in October to conduct a production scale-up trial. If successful, sales of DRAGONITE to this customer could start sometime during 2015.

Cosmetics

●

In early 2015 the Company signed a term sheet to form a joint venture with a leading developer and retailer of cosmetic products. The joint venture will own and market a brand of cosmetic products utilizing the unique characteristics of DRAGONITE-PUREWHITE. A significant amount of work related to the development and branding of these products has occurred over the last 18 months. The Company will own a significant equity stake in the joint venture. The Company expects the joint venture agreement to be executed sometime in the latter half of 2015.

Advanced Natural Iron Oxides

Pigmentary

●

During the fourth quarter of 2014, Lorama ordered 20 tons of AMIRONTM for pigment applications for delivery in the first quarter of 2015. Lorama is currently acting as a customer and a non-exclusive distributor for the AMIRON line of iron oxide pigments. Lorama is aggressively introducing AMIRON to its paints and coatings customers located in Europe, Asia and South America and North America. These customers have indicated strong interest in the product and Lorama’s marketing efforts resulted in a number of scale-up trials conducted during 2014 by potential customers.

●

During 2014 a leading producer of mulch colorants began developing a number of products using AMIRON, focusing, in part, on developing a range of natural colors that synthetic pigments cannot provide. This producer is also looking to use AMIRON as an extender for its current line of colorants. Production scale-ups are expected for 2015. Management continues to market its AMIRON to other mulch colorant producers.

Technical

●

During 2014 the Company worked with a division of an oilfield services company with the goal to commercialize a gas desulphurization application utilizing the Company’s AMIRON iron oxide as the active media in a scrubber to remove hydrogen sulfide from flue gas. After a year of product development and scale-up trials, this potential customer is field-testing the scavenger product with certain of its customers. Twenty tons of AMIRON were purchased for these trials. If these field tests prove successful, this potential customer has communicated to the Company that it will commercialize this desulphurization product in 2015.

●

During the latter half of 2014, the Company began marketing its AMIRON as a desulphurization agent for the biogas manufacturing process. Due to AMIRON’s purity, large surface area, and strong reactivity, it effectively removes hydrogen sulfide from the decomposition process of organic waste, reducing corrosion of the fermentation reactor and, consequently, maximizing the yield of the fermentation process. The majority of the biogas market is in Europe. The market in the U.S. is emerging. Interest in product has come from potential customers in Germany, Denmark, United States, South Korea and Brazil.

●

A large international producer of foundry molding additives validated the efficacy of AMIRON four use as a foundry sand additive for iron casting. This potential customer has approved AMIRON for iron casting. Additionally, product scale-up trials are being carried out by this potential customer for AMIRON as a foundry sand additive for steel casting. Sales of AMIRON for iron casting are expected in 2015.

Intellectual Property Development

●

Many patented technologies based on halloysite have been granted to third parties over the years. A number of these patents have used the Company’s DRAGONITE. Two significant patents granted that use halloysite from the Dragon Mine were granted in 2014. They include one that utilizes DRAGONITE to enhance the strength of a structural acrylic adhesive (US WO 2013126377 A1) and one that utilizes halloysite from the Dragon Mine to improve the performance of cement compositions used in a variety of subterranean operations such as oil & gas wells (US 20140090842 A1/WO 2014052757 A1).

●

The customer that filed the patent to utilize DRAGONITE in a structural acrylic application has commercialized a product that utilizes the patent and is developing additional applications that utilize the patent. The Company has begun working with a company on assessing the commercial viability of a high-performance cement product for subterranean wells that utilizes the technology described in the patent identified as US 20140090842 A1/WO 2014052757 A1.

New rules, established by the U.S. Department of the Interior, governing hydraulic fracturing operations include requiring strong cement barriers between wells and any water zones through which they may pass. The widespread use of hydraulic fracturing to reach deep oil and gas reserves, and the risks associated with the potential of contaminating grown water, will place a continually greater emphasis on the use of high performing cements in the construction of wells.

●

In addition to the two patents granted to third parties mentioned above, Applied Minerals has been granted a patent for the nucleation of polyethylene polymers using halloysite in Great Britain, Denmark and France. A patent is pending in the United States, Canada, China and Thailand. Only a small percentage of the 50 million ton polyethylene market is nucleated, which creates a potentially large opportunity for the technology covered by this patent.

DRAGON MINE

The Dragon Mine is located in the Tintic Mining District south of Eureka, Utah and approximately 75 miles southwest of Salt Lake City, Utah. The Dragon Mine property covers approximately 267 acres with a large mining permit from the state of Utah allowing for the extraction of minerals throughout the property. The mine can be operated year-round.

Exploration Stage

The Company is classified as an exploration stage company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission.

Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” exploration, development, and production. Exploration stage includes all companies engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. In order to be classified as a development or production stage company, the company must have already established reserves. Unless a company has established reserves, it cannot be classified as a development or production stage company, notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed. Under Industry Guide 7, a “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Generally speaking, a company may not declare reserves, unless, among other requirements, competent professional engineers conduct a detailed engineering and economic study and prepare a “bankable” or “final” feasibility study that “demonstrates that a mineral deposit can be mined profitably at a commercial rate.”

The Company commissioned a study of “resources” under the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. A JORC resource is defined is a “mineral deposit in such form, grade…and quantity that there are reasonable for prospects for eventual economic extraction,” a lower standard than that used for a final feasibility study.

Significant additional steps, including the demonstration of the Company’s ability to penetrate markets, would be necessary before a “bankable” or “final” feasibility study can be prepared.

Despite the fact that the Company has not established reserves, the Company has mined, processed and sold, and intends to continue to mine, process, and sell, halloysite clay and iron oxide from the Dragon Mine.

A consequence of the absence of reserves under Industry Guide 7 is that the mining company, such as the Company, is deemed to lack an objective basis to assert that it has a deposit with mineralization that can be economically and legally extracted or produced and sold to produce revenue.

Dragon Pit

The Dragon Pit area covers 4.95 acres and is mined underground. There are three separate types of mineralized material in the Dragon Pit area. The first type is comprised of clay with a relatively high concentration (~ 94%) of halloysite. The Dragon Pit contains 625,650 tons of this type of mineralized material.

The second grade found in the Dragon Pit is comprised of a mix of kaolinite, illite-smectite, and halloysite clays.  Clays constitute approximately 73.4% of this mineralization, of which halloysite constitutes approximately 42.6%, kaolinite constitutes 19.2% and illite-smectite constitutes 11.6%.  The Dragon Pit contains 565,575 tons of this type of mineralized material.

The third type of mineralized material found in the Dragon Pit is comprised of iron-bearing materials.  This mineralization contains goethite (an iron hydroxide) and hematite (an iron oxide). We will refer to both minerals as “iron oxide.”  The mineralization is approximately 94% iron oxide, of which goethite accounts for 69.7% and hematite 24.3%. There exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Dragon Pit exists as a goethite-hematite mix. The Dragon Pit contains 2,631,825 tons of this iron-bearing mineralization.

The table below describes the clay resource in the Dragon Pit:

					Average Clay Content (%)
Area	Acres	Resource	Clay (tons)	Clay Type	Halloysite	Kaolinite	Illite-Smectite	Total
Dragon Pit	4.95	Measured[1]	629,650	Pure Halloysite	94.0	N/A	N/A	94.0
			565,575	Mix	42.6	19.2	11.6	73.4

1. A measured resource, according to JORC, is an indicated resource that has undergone enough further sampling that a 'competent person' (defined by the norms of the relevant mining code; usually a geologist) has declared them to be an acceptable estimate, at a high degree of confidence, of the grade, tonnage, shape, densities, physical characteristics and mineral content of the mineral occurrence. An indicated resource is an economic mineral occurrence that has been sampled (from locations such as outcrops, trenches, pits and boreholes) to a point where an estimate has been made, at a reasonable level of confidence, of its contained metal, grade, tonnage, shape, densities, and physical characteristics.

The table below describes the iron oxide resource in the Dragon Pit:

				Average Content of Hematite, Goethite and LOI (%)
Area	Acres	Resource	Iron (tons)	Hematite	Geothite	Hematite + Goethite	LOI
Dragon Pit	4.95	Measured	2,631,825	24.3	69.7	94.0	11.4

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

The table below describes the clay resource in the Western Mine:

				Average Clay Content (%)
Area	Acres	Resource	Clay (tons)[1]	Halloysite	Kaolinite	Illite-Smectite	Total
Western Area	6.3	Measured	862,903	6.7	47.2	17.5	71.3

1. Reported in situ. Clay extracted and refined to < 45 microns, after removing certain non-clay material, is considered salable.

The table below describes the iron oxide resource in the Western Mine:

				Average Content of Hematite, Goethite and LOI (%)
Area	Acres	Resource	Iron (tons)	Hematite	Geothite	Hematite + Goethite	LOI
Western Area	6.33	Measured	670,450	75.9	20.2	96.1	6.8

Surface Piles

There are five surface piles that were created during the mining of halloysite clay by Filtrol between 1949 and 1976.  Filtol mined the Dragon Mine’s halloysite resource for use as a petroleum cracking catalyst.  Any clay that contained more than a minimal amount (~ 2%) of iron oxide was not usable for petroleum cracking and was discarded into one of five surface piles. We view the surface piles as a possible source of revenue. The Company is not actively marketing the minerals in the surface piles.

The following sets forth information about the mineralized material by surface pile:

		Average Clay Content (%)
Surface Pile	Clay (tons)	Halloysite	Kaolinite	Illite- Smectite	Total
1	154,500	41.8	25.8	9.4	77.0
2	127,100	19.0	33.6	27.8	80.4
3	298,900	9.4	30.7	24.9	65.4
4	33,280	13.2	31.7	31.7	76.7
5	144,100	13.5	13.5	31.8	81.8

In addition to the surface pile material described above, 24,229 tons of mined iron oxide is located on the surface of the Dragon Mine property.

Procedures Used to Develop the Tonnage and Grade Results

The following describes sample collection, sample preparation, and the analytical procedures used to develop analytical results set forth above for the Dragon Pit, the Western Area, and the Surface Piles.

Surface surveying positioning of holes was carried out using sub-centimetre Trimble GPS Receivers (base station and Rover) with accuracy within 5mm. Underground surveying utilized a Topcon GTS3 Total Station, which measures angle to one second and measures distances to parts per million. A DSI (Deviation Survey Instrument) SRG (Surface Recording Gyro) was utilized to measure deviation of the hole. A Brunton compass is used to determine a reference line. Readings are taken every 50’ during the survey and a final reference reading is used to calculate the hole’s overall drift. When run correctly, the instrument is accurate to within 1 foot per 1000’ of depth.

Core drilling was carried out and for all boreholes the driller placed the core into a box, which was carefully labeled with borehole number, depth reached and any voids noted.  A LCF (Lithology Control File) was established for each area and it included all rock types identified. The borehole number, coordinates, elevation, inclination, azimuth, and depths drilled were entered into a log showing the LCF.

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

Processing Facilities

All of the mineralization extracted from the Dragon Pit, Western Area and surface piles requires processing before it can be commercially sold.  In January 2014, the Company commissioned a 45,000 tpa Hosokawa Alpine mineral processing facility.  This mill enables the Company to control the processing of its mineral resource for qualities such as particle size, moisture and purity.  Currently, this facility is dedicated to the iron oxide resource and will be used occasionally to process halloysite. Additionally, the Company has a small processing facility with a capacity of 5,000 – 10,000 tons per annum that is dedicated to its halloysite resource.

HALLOYSITE-BASED PRODUCTS

DRAGONITE

The Company primarily markets the following four grades of halloysite-based products under the DRAGONITE trademark:

●	DRAGONITE-XR
●	DRAGONITE-HP
●	DRAGONITE-Pure White
●	DRAGONITE

The Company has other product grades for application markets such as, but not limited to, technical ceramics and ceramic binders.

All subsequent references to DRAGONITE imply all grades of our halloysite product.

Application Markets for DRAGONITE

The following is a description of the application markets to which the Company is marketing its halloysite-based DRAGONITE products:

Flame retardant additives for plastics.  Flame retardants are widely used in flammable and flame resistant plastics and are found in electronics, building insulation, polyurethane foam, and wire and cable.  There are three types of flame retardants used in plastics:

●	Minerals, including halloysite, aluminum trihydrate (ATH), magnesium dihydrate (MDH), glass fiber, organoclays, and a number of other less important minerals;

●	Halogenated compounds (compounds containing bromine or chlorine)

o

Halogenated flame retardants are used in conjunction with a synergist (something that enhances the effectiveness of an active agent) to enhance their efficiency. Antimony trioxide (ATO) is widely used as a synergist for halogenated fire retardants; and

o

Halogenated fire retardants have been associated with health concerns due to the potential toxicity of the decomposition products, namely dioxins and furans, as well as environmental and bioaccumulation concerns and there has been action, in the form of treaties and federal and state legislation, to restrict certain uses of halogenated fire retardants.

●	Organophosphorus compounds.

DRAGONITE can be used as a partial replacement for ATH and MDH in certain applications and as a synergist to ATH and MDH in other applications. At typical loadings, ATH and MDH can adversely affect certain mechanical properties of plastics. DRAGONITE, in conjunction with ATH and MDH, exhibits a synergistic performance without degrading the mechanical properties of a polymer matrix.

Our research and development demonstrates that DRAGONITE can be used to replace 50% - 75% of ATO in plastic without affecting flame retardancy, retaining the same rating under UL 94, the Standard for Safety of Flammability of Plastic Materials for Parts in Devices and Appliances testing.  The price of ATO is approximately $9,200 per ton, a significant premium to DRAGONITE.

Generally speaking, the use of DRAGONITE instead of other FR products should allow a manufacturer to use less fire retardant, which, in turn, would result in the light-weighting of a product.

The Company estimates the global demand for flame retardant additives to be approximately 2.2 million metric tons.

Nucleation of Polymers. Plastics and polymers are composed of long molecular chains which form irregular, entangled coils in a melted resin, the phase in which a resin is liquid and its molecules can move about freely.

Some plastics, namely amorphous types, retain such a disordered structure upon freezing, the state in which a liquid resin becomes solid and its molecules are frozen, or locked, in place and cannot move. In other plastics, such as semi-crystalline polymers, the chains rearrange upon freezing and form partly ordered regions. Examples of semi-crystalline polymers are polyethylene (PE), polypropylene (PP), Nylon 6 and Nylon 6-6.

Crystallization of a polymer occurs as a result of nucleation, a process that starts with small, nanometer-sized domains upon which the polymer chains arrange in an orderly manner to develop larger crystals. The overall rate of crystallization of a polymer be can increased by a nucleating agent.

In plastic molding processes, especially in injection molding, the plastic part must remain in the mold until freezing. To the extent that crystallization is accelerated, the time in the mold can be reduced, thereby resulting in productivity enhancement.

DRAGONITE added to a resin at a loading of just 1% can significantly speed up the process of crystallization.

DRAGONITE is one of only two products that can nucleate polyethylene. The other product is estimated to cost $15 per lb. A very small portion of the polyethylene market is nucleated, which offers an attractive opportunity for a product such as DRAGONITE.

A very small portion of the 50 million tons of polyethylene produced annually is nucleated. A relatively modest penetration of this market would result in significant demand for DRAGONITE.

DRAGONITE can also nucleate polypropylene.

In addition to nucleating a polymer, DRAGONITE acts as an effective reinforcing filler as described below.

Reinforcement Fillers for Polymers. Many plastics are reinforced with a filler to meet the increasing performance requirements of advanced polymer applications. Plastics filled with some type of particulate or fibrous filler are classified as polymer composites. The primary purpose of reinforcement is to enhance the mechanical properties of a polymer. Reinforced plastics, in certain instances, can compete with stiffer materials like metal while also offering an opportunity to reduce the weight of a manufactured part (“light-weighting”).

The utilization of DRAGONITE as a reinforcing filler results in the improvement of one or more mechanical properties of a polymer such as modulus (the measure of how well a polymer resist breaking when pulled apart), strength (the measure of the stress needed to break a polymer), and impact resistance (the measure of a polymer’s resistance when impacted by a sharp and sudden stress).

DRAGONITE, at a 1% loading, creates the following effects on polyethylene: an increase in modulus of 20% - 25%; an increase in strength of up to 15%; and retention of impact resistance. DRAGONITE, at a 1% loading, creates the following effects on polypropylene: an increase in modulus of 20-25%; an increase in strength of up to 20%; and retention of impact resistance.

DRAGONITE, due to the improvements it imparts at such low loading rates, can offer a value proposition when compared to certain traditional fillers.

We estimate the value of the high performance filler market to be approximately $17.2 billion.

Molecular Sieves and Catalysts. A molecular sieve is a material with very small holes of precise and uniform size. These holes are small enough to block large molecules while allowing small molecules to pass. Many molecular sieves are used as desiccants (substances that induce or sustain a state of dryness). Zeolites are a form of molecular sieve that are crystalline with a skeletal composed of aluminosilicates. DRAGONITE mixes very well with zeolites and helps entrap water and impurities both within the hollow tubular structure as well as the porous outer walls, enhancing the drying of natural gas and air, the separation of liquid from product streams, and the separation of impurities from a gas stream.

The global market for molecular sieves and other adsorbents is approximately $2.9 billion.

Crude oil petroleum must be processed in order to make it into gasoline and other fuels. Part of that process includes cracking, whereby large hydrocarbons are broken into smaller ones. There are two general types of cracking, thermal and catalytic. Catalytic cracking involves the addition of a catalyst to speed up the cracking. The reactive nature of halloysite lends itself to be an effective catalyst especially for high sulfur oil. Halloysite can also be used as a support for catalysts, which are applied to the halloysite as a coating.

Halloysite from the Dragon Mine was mined and processed as a catalyst for petroleum cracking from 1949 to 1976.

Ceramics. A ceramic is any of various hard, brittle, heat-resistant and corrosion-resistant materials made by shaping and then firing a nonmetallic mineral, such as clay, at a high temperature.  We intend to market our halloysite to two ceramic markets:  whiteware and technical ceramics.  Whiteware is a broad class of ceramic products that are white to off-white in appearance and frequently contain a significant vitreous, or glassy, component. Including products as diverse as fine china dinnerware, lavatory sinks and toilets, dental implants, and spark-plug insulators. Whitewares depend for their utility upon a relatively small set of properties: imperviousness to fluids, low conductivity of electricity, chemical inertness, and an ability to be formed into complex shapes. Examples of technical ceramics include ceramic disc brakes, missile nose cones, gas burner nozzles, and ballistic protection.

Binders.   DRAGONITE is an effective binder for traditional ceramic products. Binders are substances that improve the mechanical strength of green ceramic bodies so they can pass through production steps, before firing, without breakage. In many cases, binder additions to ceramic bodies are essential. Without them some production processes would be impossible. DRAGONITE, when used as a binder, also effectuates an improvement in the casting rate of the ceramic manufacturing process. This equates to an increase in manufacturing efficiency.

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

In early 2015 the Company signed a term sheet to form a joint venture with a leading developer and retailer of cosmetic products. The joint venture will own and market a brand of cosmetic products utilizing the unique characteristics of DRAGONITE-PUREWHITE. A significant amount of work related to the development and branding of these products has occurred over the last 18 months. The Company will own a significant equity stake in the joint venture. The Company expects the joint venture agreement to be executed sometime in the latter half of 2015.

Controlled Release Carriers. The halloysite present in DRAGONITE clay can act as an effective carrier of active ingredients, enabling an agent to be released from the carrier over an extended time frame. This controlled release capability can be utilized in a wide array of applications including, but not limited to, anti-corrosive and anti- mold paint applications, agricultural applications, cosmetics, and certain pharmaceutical products, which would require the prevention of overdosing. In agriculture applications

DRAGONITE can provide a delivery system for often-toxic agricultural agents. Utilizing the inner lumen of the clay as a natural reservoir, DRAGONITE is able to load, store, and control the release of a range of agents, which, in turn, allows for a lower loading of substances, such as pesticides or herbicides, without sacrificing efficacy. DRAGONITE release rates can be controlled to match the duration of a growth or reproductive cycle, resulting in a reduction of the frequency of applications of an agent. DRAGONITE can be used to control the release of the following agents: pesticides, fertilizers, insecticides, fungicides, herbicides, nutrients, and growth stimulants.

According to BCC Research, the market for materials used as carriers for controlled release applications is approximately $1.0 billion.

Environmental Remediation.  DRAGONITE, due to its high selectivity of toxic compounds, high porosity, high surface area, fine particle size, fast adsorption rate and high absorption capacity, can act as a sorbent in environmental remediation and emissions capture. DRAGONITE can be utilized to facilitate the remediation of environments polluted with oil, PCB’s, toluene, phenols, methylene blue, chromium-6, ammonium, heavy and alkali metals, and uranium.  In a deepwater environment, DRAGONITE performs as an effective sieve to sequester pollutants released from a variety of sources such as oil spills, power plant and mine site run-off. DRAGONITE also works as a hydrocarbon remediation material through its ability to adsorb, de-emulsify and disperse micro-droplets of oil.

Sales Process for DRAGONITE

The Company sells its DRAGONITE products using employees, agents, and distributors, selling on a global basis.

The Company markets its DRAGONITE into two general types of application markets.  The first type is a market in which DRAGONITE has not been previously used, or is to be used as a substitute for another additive, to enhance certain functionality of an application.  This type of market requires a number of steps before a sale can be consummated.  Like any new material that will be incorporated into a commercial manufacturing process, a significant amount of testing must be performed before DRAGONITE can be incorporated into both a manufacturing process and a product.

During this process we frequently must work collaboratively with the potential customer to appropriately orient its manufacturing process to successfully incorporate our material.  The length of the sales process is difficult to predict given the number of variables involved.  In some instances we’re creating a distinctly new market for our product.  However, once we successfully obtain a customer, we believe that customer relationship will extend for a number of years.

The second type of market is one in which halloysite clay is currently being used in traditional application markets.  Within these established markets, we believe our DRAGONITE products offer an enhanced value proposition with respect to purity and other properties sought by customers.  The pricing of our products relative to those of our competitors, however, will always be a significant factor in determining our ability to penetrate these markets.

Non-Halloysite Clays

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

For pigmentary applications the Company markets

For technical applications the Company markets:

●	AMIRON:OH
●	AMIRON:H

AMIRON:ST is an oxide-based product formulated as semi-transparent pigment to be used in applications such as artistic paint and as an interior and exterior wood stain. Demand for semi-transparent iron oxide pigments is currently constrained as they are traditionally difficult to stabilize and disperse and are very high in cost. AMIRON, in contrast, is a natural, cost-competitive solution that offers desirable dispersibility, color consistency, and UV protection. AMIRON also offers an opaque pigment product.

The global iron oxide pigment market is approximately 1.34 million tons ($1.35 million). Synthetic pigments account for 84.5% of the market with naturals accounting for the remaining 14.5%. Domestic consumption of iron oxide pigments in 2014 was 210,000 metric tons of which 170,000 were imported. The average price realized domestically was ~ $1,454 per ton.

We currently market our AMIRON line of advanced natural iron oxide pigments to the construction, wood coatings, paints and industrial coatings, plastic and rubber markets. Traditionally, natural iron oxides, due to their variance in quality, have not been able to compete with synthetic in the pigment market. The consistency of purity (high level of Fe2O3) and other characteristics of our iron oxide resource qualify AMIRON as an advanced natural iron oxide, enabling it to compete with higher cost synthetic iron oxides.

AMIRON:HP is an iron oxide-based product manufactured for use in applications such as semi-transparent cosmetics, food contact colorants, and pharmaceutical applications. These industries maintain strict quality requirements, resulting in most suppliers being forced to utilize synthetic products. AMIRON:HP presents a natural alternative that complies with the cosmetics industry standards, such as FDA 21 CFR 73.2250 subpart C.

AMIRON:OH and AMIRON:H are iron oxide-based products manufactured for use in applications such as arsenic absorption from waste and drinking water and the desulfurization of gases and certain industrial by-products. The relatively large surface area and high reactivity make AMIRON:OH and AMIRON:H an effective adsorptive material for a number of environmental remediation applications.

AMIRON has been shown to be an effective catalyst for the removal of hydrogen sulfide from both natural gas and biogas. In a natural gas drilling operation, iron oxide is used to neutralize hydrogen sulfide before much of it can escape into the atmosphere. The anaerobic conversion of biomass (i.e. manure, municipal waste and agricultural waste) produces a biogas called methane, which is used as fuel. Hydrogen sulfide is a byproduct of the production of biogas and must be neutralized to prevent the corrosion of the reactor of a biogas facility. Demand for natural gas desulphurization catalysts will continue to grow in line with the growth in natural gas drilling. The biogas industry is centered in Europe where there are approximately 10,000 biogas plants. The estimated market in Europe for biogas desulphurization catalysts is approximately $24 million (33,000 tons). The market in the United States, while smaller than that in Europe, continues to develop.

Sales Process for AMIRON

The Company sells its AMIRON products using employees, agents, and distributors, selling on global basis.

For the most part, we are marketing our AMIRON products into established markets.  In some instances we believe AMIRON outperforms some competing natural iron oxide products or is a feasible replacement for a synthetic iron oxide product currently being used.  We believe the pricing of our product will, in large part, be a significant factor in its adoption by customers. Currently, Lorama is marketing and distributing AMIRON on a non-exclusive basis to the paints and coatings industry. Lorama is recognized as the leading global supplier of paint emulsion technologies and products.

RESEARCH & DEVELOPMENT

The Company’s research and developments efforts are focused on the continued creation of commercial applications for our halloysite-based products and our iron oxides.

Halloysite

The Company carries on significant research and development for halloysite applications internally.

We currently engage a well-regarded contract R&D firm to conduct product development activities involving the use of DRAGONITE in advanced polymer applications. This firm has a particular expertise in product development for plastics. At times, we use OPF Enterprises, LLC to conduct certain product development work focused on the traditional ceramic markets.

In 2009 we entered into a development agreement with Yuri M. Lvov, Ph.D., a professor of chemistry at Louisiana Tech University and the T.C. Pipes Eminent Endowed Chair on Micro and Nanosystems at the Institute for Micromanufacturing (Louisiana Tech University). The scope of the agreement includes, among other things, the development of the Dragon Mine halloysite as part of an anti-corrosion paint application in addition to the development of other emerging applications. Dr. Lvov is still consulting for the Company.

Iron Oxide

The Company carries on significant research and development for iron oxide applications internally.

Certain product development activities within the pigments and coatings application areas are also carried out in conjunction with Lorama.

Geological

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

EXPENSES FOR RESOURCE DEVELOPMENT/EXPLORATION DRILLING AND TESTING & RESEARCH

In 2014, the Company spent $3,768,034 for resource development and exploration drilling and $858,105 for testing and research.

TRADEMARKS & PATENTS

We have trademarked the name DRAGONITE and AMIRON. We believe these trademarks are important to the successful marketing of our product offering.  We do not believe that patents are material to the business.  We filed a Provisional Application for Patent in October, 2010 related to the use of nucleating agents in polyethylene. As of December 31, 2014, we have been granted this patent in Great Britain, Denmark and France. A P\patent is pending approval in the United States, Canada, China and Thailand.

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

EMPLOYEES

As of December 31, 2014, Applied Minerals, Inc. and its subsidiary had 41 employees. None of our employees were covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

Our business activities are subject to significant risks, including those described below. Every investor or potential investor in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially and adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

FINANCIAL HISTORY

Losses. We have experienced annual operating losses since our reactivation in September 1997. For the years ended December 31, 2014 and 2013, the Company sustained losses from continuing operations of $10,316,317 and $13,063,526, respectively.

Accumulates Deficits. At December 31, 2014 and 2013, the Company had accumulated deficits of $72,138,289 and $61,821,972, respectively, in addition to limited cash and unprofitable operations.

NO SIGNIFICANT SALES.

From January 1, 2009 when current management took over until December 31, 2014, the Company sold $547,740 of clay and iron oxide, and in 2014 the Company had sales of $234,221.

RELIANCE OF EQUITY AND DEBT SALES TO FINANCE OPERATIONS; DILUTION

The Company has had to rely mainly on the proceeds of from the sale of stock and convertible debt to fund its operations. There is no assurance that the Company will be able to raise capital in the future. If the Company is unable to raise capital or fund its operations through the commercialization of its minerals at the Dragon Mine, it may have to file bankruptcy. If the Company is able to raise capital, the terms of such capital raise may be significantly dilutive to existing stockholders.

SURVIVAL IS DEPENDENT ON PENETRATING MARKETS

Obviously, in order for the Company to survive, we must penetrate our target markets and achieve sales levels, and generate sufficient cash flow, to break even and to be a success we must do better than that. As outlined below, there is uncertainty that we will be able to do so.

Many of the applications for which we are selling for our halloysite-based material are applications for which halloysite has not been used previously. As a result, there are a number of special obstacles that we need to overcome to achieve sales in these markets. It maybe necessary to convince manufacturers to change their manufacturing processes and substitute our halloysite-based material for the product they are currently using, and in some cases, to use our halloysite-based material where no product was used before. The process beginning with introducing our halloysite-based material to manufacturers and ending with the manufacturers using our products in their production (i) can encounter inertia, skepticism, and different corporate priorities, (ii) requires educating potential customers on the benefits of our material and how to use our material (how much to add, when to add, and so forth), and (iii) often requires working with potential customers to assure that the potential customers test the materials under proper conditions. In summary, while we believe that our halloysite-based material often adds significant value, we can say two things about the process that ends with manufacturers using our halloysite-based material: it can take a long time and there is no certainty that we will be able to convince enough manufacturers to use our halloysite-base material.

Similarly, we are trying to sell our iron oxides, which are natural, into markets where synthetic iron oxides have been used in the past. In trying to make such sales, we encounter the some of the same types of problems described in the preceding paragraph

Other applications for which we are selling for our halloysite-based material and our iron oxides are applications for which halloysite or natural iron oxides has been used previously. To penetrate these markets, we face the difficulties encountered by any company trying to enter an established market competing against established players that may be in better financial condition that we are and are already familiar to, and in many cases have relationships with, the potential customers, which may make such competitors more attractive than us. While we believe that in many cases, our products are superior to those already in the market, there is uncertainty that we will be able to penetrate those markets to a sufficient degree.

COMPETITION

Competition from Other Miners of Halloysite

Currently we know of no companies competing with us in any significant respect in connection with the sale of halloysite-based products in our advanced applications target markets. For our DRAGONITE to penetrate advanced application target markets, we face significant competition from non-halloysite solutions often sold by larger, more established companies. The basis for competition is performance and price. If we are successful in penetrating our advanced applications target markets, we may face competition from operators of halloysite clay deposits in other locations around the world.

We do face limited direct competition in the connection with the sale of halloysite-based products in traditional markets. Depending on the location of the customer (principally customers located in Asia and South America), we may face competition from the commercial mine in New Zealand and if we are successful in penetrating the traditional markets, we may face competition from operators of halloysite clay deposits in other locations around the world. For our DRAGONITE to penetrate traditional markets, we face significant competition from non-halloysite solutions often sold by larger, more established companies. The basis for competition is performance and price.

We believe that our Dragon Mine property is one of only two large-sized halloysite deposits in the world. There are a number of other smaller deposits of halloysite in the U.S. and other parts of the world, some of which produce halloysite commercially.

The degree or extent to which the halloysite other deposits can or will compete with our halloysite-based products is subject to a variety of factors, including the following:.

●

Deposits of halloysite are formed under a variety of geological conditions of hydrothermal alteration and weathering. As a result, the nature and extent of impurities, the length of the tube, thickness of the walls, and the size of the pore or lumen can all vary. In many deposits, the halloysite is mixed with other clays, limiting its usefulness for certain applications. Other deposits contain significant amounts of crystalline silica, which may limit the usefulness for certain applications and/or require additional processing. Other deposits contain more iron oxide tan is acceptable, requiring additional processing

●	Some deposits are subject to difficulties relating to mining. Some deposits are located in geographically-isolated areas and some deposits can only be mined by hand-picking.

Nevertheless, there are many other deposits of halloysite around the world and in the U.S, including one adjacent to the Dragon Mine property that is of questionable quality (the halloysite, apparently mixed with impurities, is being sold as an ingredient in cement at a very low price) . There is a commercial halloysite mine in New Zealand. There are other small production mining operations in China and Turkey. There are other small mines known to us. Whether halloysite from any of these deposits will compete with our advanced halloysite-based products, or the extent to which they can compete, is not clear. While, based on what is known to the Company at this point, the Company does not believe that competition from the other halloysite mines known to us will significantly adversely affect sales or margins in advanced applications, such competition could arise and could adversely affect sales and margins.

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

THE COMPANY’S SUCCESS DEPENDS ON OUR CEO

Andre Zeitoun is the President and CEO of the Company.  Mr. Zeitoun has played a critical role in leading the effort to commercialize our halloysite-based products and iron oxides. If the Company loses the service of Mr. Zeitoun, there is no assurance that the Company would be able to attract and retain a qualified replacement.

MORE GENERALIZED RISKS

UNCERTAINTIES

The actual Dragon Mine profitability or economic feasibility may be adversely affected by any of the following factors, among others:

●	Changes in tonnage, grades and characteristics of mineralization to be mined and processed;
●	Higher input and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability of adequate and skilled labor force and supply and cost of water and power;
●	Availability and terms of financing;
●	Environmental or other government laws and regulations related to the Dragon Mine;
●	Changes in tax laws;
●	Weather or severe climate impacts;
●	Potential delays relating to social and community issues;
●

Industrial accidents, including in connection with the operation of mining transportation equipment and accidents associated with the preparation and ignition of blasting operations, milling equipment and conveyor systems;

●	Underground fires or floods;
●	Unexpected geological formations or conditions (whether in mineral or gaseous form);
●	Ground and water conditions;
●	Accidents in underground operations;
●	Failure of mining pit slopes;
●	Seismic activity; and
●	Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

Exploration and mining operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Exploration and mining operations and some of the products we sell are also subject to federal, state and local laws and regulations that seek to maintain health and safety standards. No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

PRINCIPAL OFFICE

The corporate office is located at 110 Greene Street, Suite 1101, New York, N.Y., 10012.

MINING PROPERTIES

The following section describes our right, title, or claim to our properties and each property's location. This section also discusses our present plans for exploration of the properties.

JUAB COUNTY, UTAH

Dragon Mine

The Dragon Mine property, located in Juab County, Utah near the City of Eureka (Tintic Mining District), has been principally exploited for halloysite clay and iron oxide.  It is located approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. The Union Pacific Railroad has a spur approximately 2 miles from the property.  Electrical power is located approximately 1.5 miles from the site and there was no evidence of a water source on the property except in the mine shaft.

The property consists of 38 patented mining claims, approximately 230 acres, located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Meridian.  We leased the property in 2001 and on August 18, 2005, we purchased the property for approximately $500,000 in cash. As more fully explained in the “Business” section, the property has two mining areas, the Dragon Pit, which is mined for High Purity Halloysite, Dragon Mixed Clays and iron oxide and the Western Area, which is mined for Western Area Mixed Clays and iron oxides. On the property, there are also five large waste piles containing significant amounts of clay.

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

The Company has two dry-process facilities at its Dragon Mine property. One facility, dedicated primarily to the iron oxide resource and occasionally used to process halloysite, has a capacity of up to 45,000 ton per year for certain types of processing and includes a Hosokawa Alpine mill. The other facility, dedicated to the halloysite clay resource. The facility dedicated to the halloysite clay resources has an annual capacity of up to 10,000 tons for certain types of processing.

We believe the physical plant and equipment utilized at the Dragon Mine are in satisfactory condition to continue our current mining activity.  The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs.  Currently, our physical plant includes, but is not limited to, two processing mills, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground.  Our mining equipment includes, but is not limited to, a road header, an underground drill, a deep drill, a Scooptrans, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground.  There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own.  The Company uses diesel fuel as its primary source of power and has water transported to the property from an external source.  The property has sufficient access to roads to enable the transportation of materials and products.

As of the filing of this report, the Company was classified as an exploration stage company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission. The Company believes that once it generates a material level of revenue from the sale of either its DRAGONITE or AMIRON products it will be able to take the steps necessary to move out of the exploration stage with respect Industry Guide 7.

Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages”- exploration, development, and production. Exploration stage includes all companies engaged in the search for mineral deposits (reserves). In order to be classified as a development or production stage company, a company must have already established reserves. Unless a company has established reserves, it cannot be classified as a development or production stage company, notwithstanding the nature and extent of development-type or production- type activities that have been undertaken or completed.

Under Industry Guide 7, a “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Generally speaking, a company may not declare reserves, unless, among other requirements, competent professional engineers conduct a detailed engineering and economic study and prepare a “bankable” or “final” feasibility study that “demonstrates that a mineral deposit can be mined profitably at a commercial rate.”

The Company commissioned a study of “resources” under the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. A JORC resource is defined as a “mineral deposit in such form, grade and quantity that there are reasonable for prospects for eventual economic extraction,” a lower standard than that used for a final feasibility study.

Significant additional steps, including the demonstration that the Company has and can penetrate markets, will be necessary before a “bankable” or “final” feasibility study can be prepared for the Company.

Despite the fact that the Company has not established reserves, the Company has mined, processed and sold, and intends to continue to mine, process, and sell, halloysite clay and iron oxide from the Dragon Mine.

For purposes of Industry Guide 7, a consequence of the absence of reserves is that the mining company, such as the Company, is deemed to lack an objective basis to assert that it has a deposit with mineralization that can be economically and legally extracted or produced and sold to produce revenue.

Shoshone County, ID

We own approximately 900 acres of fee simple property and patented mining claims, and 260 acres of mineral rights and unpatented claims, including the Atlas Mine, located in the Coeur d'Alene mining district in Shoshone County, Idaho, commonly referred to as the Silver Valley of North Idaho. On February 18, 2014, the Company listed the property for sale. The Company permanently discontinued its contract mining operations at the Atlas Mine as of December 31, 2008.

ITEM 3.     LEGAL PROCEEDINGS

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

	Year 2014		Year 2013
	High	Low	High	Low
First Quarter	$1.09	$0.69	$1.72	$1.40
Second Quarter	$0.85	$0.60	$1.47	$1.11
Third Quarter	$0.86	$0.67	$1.19	$0.98
Fourth Quarter	$0.78	$0.59	$1.22	$1.00

Record Holders

As of December 31, 2014, there were approximately 929 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock. We have no current plans to declare dividends and we are subject to any restrictions or limitations under note agreement relating to the declaration or payment of dividends.

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

Equity Compensation Information
As of December 31, 2014

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,978,526	$1.39	3,644,490

Equity compensation plans not approved by security holders	13,251,341	$0.87	--

Total	18,229,867	$1.01

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

AMONG APPLIED MINERALS, INC.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
Applied Minerals, Inc.	$100	$138	$219	$266	$190	$126
iShares Russell Microcap ® Index ETF	$100	$128	$114	$134	$192	$197
S&P Metals & Mining Index ETF	$100	$133	$95	$87	$82	$60

* Cumulative return assumes a $100 investment of each respective security at December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2014	2013	2012	2011	2010
Revenue	$234.2	$54.8	$165.7	$93.0	$0
Loss from continuing operations	$(10,316)	$(13,063.5)	$(9,732.4)	$(7,424.5)	$(4,891.5)
Net loss	$(10,316)	$(13,063.5)	$(9,732.4)	$(7,430.3)	$(4,767.7)
Loss from continuing operations - basic	$(0.11)	$(0.14)	$(0.11)	$(0.10)	$(0.07)
Net loss - basic	$(0.11)	$(0.14)	$(0.11)	$(0.10)	$(0.07)
Loss from continuing operations - diluted	$(0.11)	$(0.14)	$(0.11)	$(0.10)	$(0.07)
Net loss - diluted	$(0.11)	$(0.14)	$(0.11)	$(0.10)	$(0.07)
Cash and equivalents	$10,701.7	$8,685.6	$3,356.1	$10,170.5	$1,642.3
Total assets	$18,457.7	$15,215.3	$7,818.5	$12,874.8	$4,215.1
Long-term liabilities	$23,119	$11,727.4	$2,129.4	$3,452.8	$5,055.0
Shareholders’ equity (deficit)	$(7,517)	$1,486.6	$3,966.2	$8,828.4	$(1,561.3)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Applied Minerals, Inc. is a leading global producer of DRAGONITE halloysite clay and AMIRON advanced natural iron oxides. We are a vertically integrated operation focused on developing grades of DRAGONITE and AMIRON that can be utilized for both traditional and advanced end-market applications. We have mineral production capacity of up to 55,000 tons per year. See “ITEM 1. BUSINESS” for further details regarding both our business strategy and our recent developments.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In these consolidated financial statements, the derivative liability, stock compensation, impairment of long-lived assets and valuation allowance on income taxes involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated
Useful Life *
Building and Building Improvements	5 – 40 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

* See Note 4 of the Company's financial statements for explanation of change in useful life in 2014.

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 –significant unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2014 and 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable materially approximate fair value. For the Company’s warrant and PIK note derivative liabilities fair value was estimated using a Monte Carlo Model.

Revenue Recognition

Revenue includes sales for halloysite and iron oxide and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on contractual arrangements with the Company’s customers.

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

Through December 31, 2014 all costs associated with prospecting and exploration of the Company's mines have been deemed to have indeterminable recoverability and therefore have been expensed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statement disclosures.

On June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected to adopt this ASU effective with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and its adoption resulted in the removal of inception-to-date information in the Company’s statements of operations and cash flows.

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

Results of Operations- 2014 Compared to 2013

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2014	% of Rev.	2013	% of Rev.	Amount	%

REVENUES	$234,221	100%	$54,825	100%	$179,396	327%

OPERATING EXPENSES:
Production costs	49,464	21%	17,244	31%	32,220	187%
Exploration costs	4,626,139	1975%	4,551,666	8302%	74,473	2%
General and administrative *	5,195,830 *	2218%	8,569,413 *	15630%	(3,373,583)	(39%)
Depreciation expense	1,164,366	497%	317,570	579%	846,796	267%
Loss on impairment and disposition of land and equipment	--	0%	2,482	5%	(2,482)	(100%)
Total Operating Expenses	11,035,799	4712%	13,458,375	24548%	(2,422,576)	(18%)

Operating Loss	(10,801,578)	(4612%)	(13,403,550)	(24448%)	2,601,972	(19%)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,667,285)	(712%)	(497,187)	(907%)	(1,170,098)	235%
Gain on revaluation of warrants derivative	830,000	354%	995,000	1815%	(165,000)	(17%)
Gain on revaluation of stock awards	110,000	47%	44,000	80%	66,000	150%
Gain (Loss) on revaluation of PIK Notes	1,470,798	628%	(195,000)	(356%)	1,665,798	854%
Other (expense)	(258,252)	(110%)	(6,789)	(12%)	(251,463)	3,704%
Total Other Income (Expense)	485,261	207%	340,024	620%	145,237	43%

Net Loss	$(10,316,317)	(4405%)	$(13,063,526)	(23828% )	$2,747,209	(21% )

* Includes $865,716 and $4,707,381 of noncash stock compensation expense for 2014 and 2013, respectively, relating to employee and consultant stock options.

Revenue generated during 2014 was $234,221, compared to $54,825 of revenue generated during the same period in 2013. Sales of halloysite clay increased to existing and new customers for various uses, including as a nucleating agent, a binder for ceramic-based sanity ware, and a binder for clay-based molecular sieves. The increase in iron oxide sales stems mainly from usage as a hydrogen sulfide scavenger. We believe that a number of potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite or iron oxide.

Total operating expenses for 2014 were $11,035,799 compared to $13,458,375 of expenses incurred during the same period in 2013, a decrease of $2,422,576 or 18%. The decrease was due primarily to a $3,373,583, or 39%, decrease in general and administrative expenses due primarily from lower stock compensation expense incurred from the vesting of stock options, partially offset by increases in exploration costs and depreciation expense from the new mill plant, which was commissioned in 2014.

Exploration costs incurred during 2014 were $4,626,139 compared to $4,551,666 of costs incurred during the same period in 2013, an increase of $74,473 or 2%. The majority of our exploration expenses were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The Company hired new mining personnel in 2014 to facilitate the sorting and processing of our minerals, leading to increased personnel costs, including health benefits and workers compensation. The new mill plant constructed also increased utilities, maintenance, insurance and property taxes. These increases were offset by reduced laboratory testing expenses as the Company utilized the newly constructed laboratory and the absence of exploratory drilling cost.

General and administrative expenses for 2014 totaled $5,195,830 compared to $8,569,413 of expense incurred during the same period in 2013, a decrease of $3,373,583 or 39%. The reduction was driven primarily by a $3,841,665 decrease in noncash stock compensation expense due primarily to the absence of expense associated with the vesting of certain management options, partially offset by expenses associated with the hiring of additional personnel in late 2013, including the head of our iron oxide business, increased shareholder expenses relating to additional meetings held during 2014 to increase awareness of the company stock, increased travel-related expenditures, and increased expenses related to the election of two additional directors.

Net Loss for 2014 was $10,316,317 compared to a loss of $13,063,526 incurred during 2013, a decrease of $2,747,209 or 21%. The reduction in the Net Loss was mainly due to reduced stock compensation expense, as described above, and an increase in Other Income, mainly due to a reduction in the derivative liability during 2014.

Results of Operations- 2013 compared to 2012

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2013	% of Rev.	2012	% of Rev.	Amount	%

REVENUES	$54,825	100%	$165,742	100%	$(110,917)	(67%)

OPERATING (INCOME) EXPENSES:
Production costs	17,244	31%	103,238	62%	(85,994)	(83%)
Exploration costs	4,551,666	8302%	3,542,977	2138%	1,008,689	28%
General and administrative	8,569,413	15630%	6,541,043	3947%	2,028,370	31%
Depreciation expense	317,570	579%	280,991	170%	36,579	13%
Loss on impairment and disposition of land and equipment	2,482	5%	9,913	6%	(7,431)	(75%)
Total Operating Expenses	13,458,375	24548%	10,478,162	6322%	2,980,213	28%

Operating Loss	(13,403,550)	(24448%)	(10,312,420)	(6222%)	(3,091,130)	30%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(497,187)	(907%)	(12,993)	(8%)	(484,194)	3727%
Gain on revaluation of warrants derivative	995,000	1815%	630,000	380%	365,000	58%
Gain (Loss) on revaluation of stock awards	44,000	80%	(27,000)	(16%)	71,000	(263%)
(Loss) on revaluation of PIK Notes	(195,000)	(356%)	--	--	(195,000)	n/a
Other (expense)	(6,789)	(12%)	(9,986)	(6%)	3,197	(32%)
Total Other Income	340,024	620%	580,021	350%	(239,997)	(41%)

Net Loss	$(13,063,526)	(23828%)	$(9,732,399)	(5872%)	$(3,331,127)	34%

Revenue for 2013 was $54,825, compared to $165,742 generated during the same period in 2012. The Company originated and increased sales of its Dragonite ™ product to select customers for use as a reinforcing additive for certain plastic applications in the past year. We are in various stages of product development, ongoing trials and building our stockpile levels. In 2012, we were approved as vendors for approximately 23 potential customers, which we believe can materialize into future business.

Total operating expenses for 2013 were $13,458,375 compared to $10,478,162 of expenses incurred during 2012, an increase of $2,980,213 or 28%. The increase was due primarily to a $867,960, or 32%, increase in exploration costs, and a $2,284,184, or 54%, increase in general and administrative expense.

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

General and administrative expenses incurred during 2013 totaled $8,569,413 compared to $6,541,043 of expense incurred during the same period in 2012, an increase of $2,028,370 or 31%. The increase was driven primarily by performance bonus payments to key management totaling $1,150,000; a $111,705, or 5% increase, in expense related to the issuance of options to certain employees; a $267,395, or 89%, increase in wage expense due to the addition of a Chief Technology Officer, General Counsel and Chief Financial Officer; a $112,853 increase in travel and related expense due primarily to a change in the terms of the Management Agreement with Material Advisors, LLC- prior to 2012, under the Management Agreement, Material Advisors was required to pay all travel, entertainment, office and marketing expenses and all other ordinary and necessary business expenses incurred by the Material Advisors and the Management Personnel in connection with the performance of the Management Agreement (“Expenses”); the incurrence of $132,533 of additional rent expense related to the lease of the corporate office; a $111,942 increase in legal, audit and accounting service fees; and a $322,828 increase in consulting partially relating to financial and investment banking services.

Other Income decreased by $239,997, or 41%. About $500,000 of this variance was due to additional interest expense recorded in 2011 due to an increase in the average balance of our PIK Notes, which we converted into common stock in October 2011. In addition, the Company also recorded an additional $405,000 gain on the revaluation of our warrant derivative liability in 2012 when compared to 2011.

Net loss for 2013 was $13,063,526 compared to a loss of $9,732,399 incurred during 2012, an increase of $3,331,127 or 34%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred material recurring losses from operations while in the process of developing and commercializing halloysite clay and iron oxide. At December 31, 2014, we had a total accumulated deficit of $72,138,289. For the year ended December 31, 2014 and 2013, we sustained losses from continuing operations of $10,316,317 and $13,063,526, respectively. From December 2008 through December 2014, our activities have been financed primarily through the sale of convertible debt and equity securities. During the first quarter of 2013, the Company raised $5,560,000 of cash proceeds through the sale of common stock, and in August 2013, the Company raised $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023. In November 2014, the Company raised $12,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2018, but containing various terms that may effectively reduce or increase the maturity. We believe that we have sufficient resources to fund operations for the next 12 months and are continuing to evaluate our strategic direction aimed at achieving profitability and positive cash flow.

Cash used in operating activities in 2014 was $8,003,851 compared to $8,205,101 of cash used during the same period in 2013. The key difference is in the timing of certain payments made over both periods.

Cash used in investing activities during 2014 was $2,039,562 compared to a use of $2,046,358 during the same period in 2013. The costs during both periods mainly relate to the construction of the new mill.

Cash provided by financing activities during 2014 was $12,059,527 compared to $15,580,908 of cash generated during the same period in 2013. The following capital raises occurred over the last two years:

●	January 2013- Sale of 3,756,757 shares of its common stock at $1.48 per share for gross proceeds of $5,560,000.
●

August 2013- the Company announced that it successfully raised an additional $10,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2023. The Series 2023 Notes have a strike price of $1.40 per share and convert into 7,500,000 shares of the common stock of Applied Minerals, Inc.

●

November 2014- the Company raised $12,500,000 of financing through the private placement of $19,848,486 10% Series A Convertible Notes due 2018 with a strike price of $0.92. The Series A Notes are mandatorily convertible by the Company after the second anniversary of their issuance, if certain conditions are satisfied. Additionally, under certain conditions, the Company has an option to extend the maturity date of the Notes.

No broker was used and no commission was paid for any of the foregoing transactions.

Our total assets as of December 31, 2014 were $18,457,702 compared to $15,215,287 as of December 31, 2013, or an increase of $3,242,415. As described above, the Company raised $12.5 million in financing in November 2014 and plans to utilize this cash in operational investments into the corporate infrastructure. The Company also utilized part of its proceeds from the August 2013 capital raise to fund its new mill plant. Total liabilities were $25,974,467 at December 31, 2014 compared to $13,728,720 at December 31, 2013. The increase is mainly due to the establishment of a new PIK Note liability and related derivative resulting from the issuance of PIK Notes in November 2014 (See next section- Issuance of Convertible Debt).

ISSUANCE OF CONVERTIBLE DEBT

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014, with key terms highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/05/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal	$10,500,000	$19,848,486
Original Issue Discount (OID)	N/A	$7,348,486
Maturity (Term)	10 years, but convertible after 1 year based on the market price of the Company’s stock

4 years, but may range between 2 years to the full maturity of the Series 2023 Notes, depending on whether a Specified Event occurs and/or an Extension Option is elected (see below for further details)

Exercise Price	$1.40 at inception, adjusted downward based on antidilution provisions/downround protection	$0.92 at inception, adjusted downward based on antidilution provisions; also may be reduced by $0.10 if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model

Series A Notes

On November 3, 2014 (“Issue Date”), the Company issued, in a private placement pursuant to investment agreements, $19,848,486 principal amount of 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") in exchange for $12,500,000 in cash and the cancellation of previously-issued warrants held by one investor.

Below are key terms of the Series A Notes:

o

Maturity- November 3, 2018, provided that the Stated Maturity Date may be extended to November 3, 2019 at the option of the Company (the “Extension Option”) if (i) the Company has delivered written notice of its exercise of the Extension Option to the Holder not more than ninety (90) nor less than thirty (30) days prior to November 3, 2018 and (ii) the Company has delivered a certificate, dated as of November 3, 2018, certifying that no Default or Event of Default has occurred and is continuing; provided, further that the Stated Maturity Date shall be extended to the maturity date of the Series 2023 Notes or any Replacement Financing, as applicable, upon the occurrence of a Specified Event (“Specified Extension”).

o

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant antidilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.

o

Stated Interest: 10% payable semiannually in arrears, provided that the interest rate shall be reduced to 1% per annum on the principal amount of the Note upon the occurrence of the Specified Event, as defined below.

o

Specified Event- means the event that may occur after the second anniversary of the Issuer Date if: (i) any amounts under the Series 2023 Notes or any Replacement Financing are outstanding, (ii) the VWAP for the preceding 30 consecutive Trading Days as determined by the Board of Directors of the Issuer in good faith is in excess of the Exercise Price, (iii) the closing Market Price of the Common Stock is in excess of the Exercise Price on the date immediately preceding the date on which the Specified Event occurs, (iv) no Default or Event of Default has occurred and is continuing and (v) the Issuer has delivered a certificate to each holder of Series A Notes certifying that the conditions set forth in clauses (i) through (iv) above have been met.

o

Extension Option- If stock price is lower than current exercise price ($0.92) prior to the stated maturity (November 3, 2018), then the Company can elect an Extension Option, whereby the maturity is extended by one year (see Maturity definition), but with a reduction in exercise price by $0.10.

o

Liquidated Damages- The company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The Company has accrued $200,000 as Other Expense as of December 31, 2014 due to a delay in such filing.

o

The number of shares issuable under the Notes may be affected by the antidilution provisions of the Notes. The antidilition provisions adjust the Exercise Price of the Notes in the event of stock dividends and splits, issuance below the market price of the Common Stock, issuances below the conversion price of the Notes, pro rata distribution of assets, rights plans, tender offers, and exchange offers.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2014 and August 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments; these antidilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, the Series 2023 Notes were convertible into 7,500,000 shares of the common stock. The holders may convert the Series 2023 Notes at any time.  The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2014 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$309,871	$152,296	$157,575	--	--

Total	$309,871	$152,296	$157,575	--	--

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $174,091, $164,961 and $138,100, respectively. Facility lease obligation is under a 2-year extension period and does not contain escalation clauses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no exposure to fluctuations in interest rates, foreign currencies, or other market factors.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Applied Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2014 annual report on Form 10-K. Our responsibility is to express opinions on these consolidated financial statements, financial schedule and the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of the internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Minerals, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

/s/ EisnerAmper LLP

New York, New York

March 27, 2015

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$10,701,666	$8,685,552
Accounts receivable	112,831	5,756
Deposits and prepaid expenses	289,644	282,639
Total Current Assets	11,104,141	8,973,947

Property and Equipment, net	7,055,874	6,031,549

Other Assets
Deferred Financing Costs	28,750	--
Deposits	268,937	209,791
Total Other Assets	297,687	209,791

TOTAL ASSETS	$18,457,702	$15,215,287

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,608,364	$1,580,146
Stock award payable	--	110,000
Current portion of notes payable	246,894	311,165
Total Current Liabilities	2,855,258	2,001,311

Long-Term Liabilities
Long-term portion of notes payable	59,145	40,826
Warrant derivative	--	950,000
PIK notes payable, net of $18,400,297 and $2,020,750 debt discount, respectively	13,024,439	8,486,583
PIK Note derivatives	10,035,625	2,250,000
Total Long-Term Liabilities	23,119,209	11,727,409

Total Liabilities	25,974,467	13,728,720

Commitments and Contingencies (Note 15)

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 95,054,552 and 94,646,013 shares issued and outstanding at December 31, 2014 and 2013, respectively	95,055	94,646
Additional paid-in capital	64,526,469	63,213,893
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(52,128,793)	(41,812,476)
Total Stockholders’ (Deficit) Equity	(7,516,765)	1,486,567

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$18,457,702	$15,215,287

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2014	2013	2012

REVENUES	$234,221	$54,825	$165,742

OPERATING EXPENSES:
Production costs	49,464	17,244	103,238
Exploration costs	4,626,139	4,551,666	3,542,977
General and administrative	5,195,830	8,569,413	6,541,043
Depreciation expense	1,164,366	317,570	280,991
Loss from disposition and impairment of land and equipment	--	2,482	9,913
Total Operating Expenses	11,035,799	13,458,375	10,478,162

Operating Loss	(10,801,578)	(13,403,550)	(10,312,420)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,667,285)	(497,187)	(12,993)
Gain on revaluation of warrant derivative	830,000	995,000	630,000
Gain (Loss) on revaluation of stock awards	110,000	44,000	(27,000)
Gain (Loss) on revaluation of PIK Note derivatives	1,470,798	(195,000)	--
Other expense	(258,252)	(6,789)	(9,986)
Total Other Income (Expense), net	485,261	340,024	580,021

Net loss	(10,316,317)	(13,063,526)	(9,732,399)

Net Loss Per Share (Basic and Diluted)	$(0.11)	$(0.14)	$(0.11)

Weighted Average Shares Outstanding (Basic and Diluted)	94,895,194	94,303,264	89,552,788

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For each of the years ended December 31, 2012 through 2014

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, December 31, 2011	89,119,405	89,120	47,765,350	(20,009,496)	(19,016,551)	8,828,423
Reclassification from warrant derivative liability due to change in valuation methodology	--	--	780,000	--	--	780,000

Shares issued for directors fees and other services	103,580	103	150,956	--	--	151,059

Shares issued for cashless option and warrant exercise	146,459	146	(146)	--	--	--

Shares issued for cash	1,250,000	1,250	1,623,750	--	--	1,625,000

Stock-based compensation expense	--	--	2,314,154	--	--	2,314,154

Net Loss	--	--	--	--	(9,732,399)	(9,732,399)

Balance, December 31, 2012	90,619,444	90,619	52,634,064	(20,009,496)	(28,748,950)	3,966,237

Shares issued for directors fees and other services	269,812	270	316,205	--	--	316,475

Shares issued for cash	3,756,757	3,757	5,556,243	--	--	5,560,000

Stock-based compensation expense	--	--	4,707,381	--	--	4,707,381

Net Loss	--	--	--	--	(13,063,526)	(13,063,526)

Balance, December 31, 2013	94,646,013	94,646	63,213,893	(20,009,496)	(41,812,476)	1,486,567

Shares issued for directors fees and other services	408,539	409	326,860	--	--	327,269

Warrant Cancellation	--	--	120,000	--	--	120,000

Stock-based compensation expense	--	--	865,716	--	--	865,716

Net Loss	--	--	--	--	(10,316,317)	(10,316,317)

Balance, December 31, 2014	95,054,552	$95,055	$64,526,469	$(20,009,496)	$(52,128,793)	$(7,516,765)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(10,316,317)	$(13,063,526)	$(9,732,399)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,164,366	317,570	280,991
Amortization of discount – PIK Notes	218,031	41,583	--
Amortization of deferred financing costs	1,250	--	--
Accrued interest on PIK Notes	1,076,250	--	--
Stock issued for director and consulting services	327,269	316,475	151,059
Stock-based compensation expense	865,716	4,707,381	2,314,154
(Gain) on revaluation of warrant derivative	(830,000)	(995,000)	(630,000)
(Gain) Loss on revaluation of PIK note derivative	(1,470,798)	195,000	--
(Gain) Loss on revaluation of stock awards for non-employees	(110,000)	(44,000)	27,000
Loss of disposal of equipment	--	2,482	9,913
Provision for (Reversal of) doubtful accounts	--	(25,106)	13,168
Change in operating assets and liabilities:
Accounts receivable	(107,075)	27,128	(482)
Deposits and prepaid expenses	149,239	189,656	55,148
Accounts payable and accrued expenses	1,028,218	125,256	759,185
Net cash used in operating activities	(8,003,851)	(8,205,101)	(6,752,263)

Cash flows from investing activities:
Purchases of property and equipment	(2,039,562)	(64,345)	(321,440)
Construction-in-progress	--	(1,982,013)	(1,051,537)
Net cash used in investing activities	(2,039,562)	(2,046,358)	(1,372,977)

Cash flows from financing activities:
Payments on notes payable	(440,471)	(479,092)	(304,099)
Payments on leases payable	--	--	(10,094)
Proceeds from PIK notes payable	12,499,998	10,500,000	--
Proceeds from sale of common stock	--	5,560,000	1,625,000
Net cash provided by financing activities	12,059,527	15,580,908	1,310,807

Net increase (decrease) in cash and cash equivalents	2,016,114	5,329,449	(6,814,433)
Cash and cash equivalents at beginning of year	8,685,552	3,356,103	10,170,536
Cash and cash equivalents at end of year	$10,701,666	$8,685,552	$3,356,103

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2014	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,460	$23,180	$18,206
Income Taxes	$1,431	$3,841	$--

Supplemental disclosure of noncash investing and financing activities:
Property and equipment financed with note payable	$149,129	$--	$438,250

Construction-in-progress in accounts payable	$120,000	$299,563	$105,000

Prepaid insurance financed with note payable	$245,390	$233,187	$170,600

Reclassification of Construction in Progress to building and equipment	$3,091,163

Land reclassified from assets held for sale to land and mining property	$--	$--	$445,180

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide.  The Company is currently in various phases of commercial scale trials with several organizations in various markets with respects to uses of halloysite clay and iron oxide.

Applied Minerals, Inc. is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 2 – LIQUIDITY

The Company has incurred recurring losses from operations and used cash in operating activities while in the process of developing and commercializing halloysite clay and iron oxide.  The Company's activities have been financed primarily through the sale of convertible debt and equity securities.  In November 2014, the Company raised $12,500,000 of financing through the private placement of 10% Mandatorily Convertible PIK Notes due 2018, but containing various terms that may effectively reduce or increase the maturity.  At December 31, 2014, the Company has working capital of approximately $8,200,000, which management believes should fund its operations through December 31, 2015.  Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. Management can also take steps to reduce the Company's future operating expenses as needed.

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

Effective January 1, 2009, the Company was, and still is, classified as an exploration company as the existence of proven or probable reserves have not been demonstrated and no significant revenue has been earned from the mine. Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.

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

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable.  No allowance was required at December 31, 2014 and 2013.

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated
Useful Life *
Building and Building Improvements	5 – 40 years
Mining equipment	2 – 7 years
Office and shop furniture and equipment	3 – 7 years
Vehicles	5 years

* See Note 4 for explanation of a change in useful life in 2014.

Depreciation expense for the years ended December 31, 2014, 2013 and, 2012 totaled $1,164,366, $317,570, and $280,991, respectively.

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

Revenue Recognition

Revenue includes sales of halloysite clay and iron oxide, and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on contractual arrangements with the Company’s customers.

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

The Company is subject to U.S. federal income tax as well as income tax of various state jurisdictions. Federal income tax returns subsequent to 2010 are subject to examination by major tax jurisdictions.

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position.  As of December 31, 2014 no benefit from uncertain tax positions was recognized in our financial statements.  The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders. Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Beginning in the quarter ended June 30, 2013 the Company began using the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company previously utilized the contractual term as the expected term.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at December 31, 2014.

Recent Accounting Pronouncements

On June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company could early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has elected to adopt this ASU effective with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and its adoption resulted in the removal of inception-to-date information in the Company’s financial statements.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidatedfinancial statements.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statement disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	2014	2013
Land (a)	$945,180	$945,180
Land improvements	164,758	164,758
Buildings	3,308,465	631,299
Mining equipment	1,684,197	1,569,635
Milling equipment	2,620,300	333,594
Laboratory equipment	594,451	65,934
Office equipment	72,174	60,992
Vehicles	148,673	140,002
	9,538,198	3,911,394
Less: Accumulated depreciation	2,482,324	1,317,958
	7,055,874	2,593,436
Construction in progress (b)	-	3,438,113
Total	$7,055,874	$6,031,549

(a)	Includes the Atlas Mine near Mullan, Idaho with a carrying value of $445,180 (Note 3), and the Dragon Mine with a carrying value of $500,000.
(b)	Represents investments in a new plant facility and related equipment at the mine site, which were transferred to the respective accounts in 2014.

The Company is using a five-year depreciation schedule with respect to its new processing plant that was commissioned in 2014.  The five-year depreciation schedule is a change from the 40 years utilized for the building and 7 years utilized for the equipment relating to the new processing plant in the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2014.  This change in useful life resulted in $587,427 of additional depreciation expense, which was recorded during the fourth quarter of 2014.  The impact of the change in the depreciation schedule did not have a material impact on the consolidated financial statements for the three quarters previously reported on Form 10-Q.

NOTE 5 – STOCK AWARD PAYABLE

The stock award payable amount of $110,000 at December 31, 2013 relates to 100,000 shares of the Company's common stock issuable, but not issued, under a 2007 employment agreement. The Company recorded the stock grant as a liability which was revalued based on the quoted price of the Company's stock at the end of each period. During the second quarter of 2014, the Company received a release in writing from the former employee absolving the Company of the stock award and accordingly the $72,000 balance of the liability was reversed into Other Income.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2014	December 31, 2013

Financial instruments:
Warrant derivative *			--	--	$950,000
Series 2023 PIK Note Derivative			$478,149	$478,149	$2,250,000
Series A PIK Note Derivative			$9,557,476	$9,557,476	--

* The warrant was cancelled in November 2014. See Note 10.

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2013	$-
Transfer into Level 3 (a)	2,250,000
Issuance of Series A PIK Note	9,212,285
Issuance of additional Series 2023 PIK Note	44,138
Net unrealized losses included in earnings (loss)	(1,470,798)

Balance at December 31, 2014	$10,035,625

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK note derivative to Level 3 fair value hierarchy to match with the Series A PIK note derivative since it based off of a similar model.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2014 and 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes materially approximate fair value. Estimated fair value of the PIK Notes Payable approximate $27,488,811 and $10,500,000, respectively, at December 31, 2014 and 2013 (Level 2).

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2014	December 31, 2013

Market price and estimated fair value of stock	$0.73	$1.10
Exercise price	$1.36	$1.40
Term (years)	8.58	9.58
Dividend yield	$--	$--
Expected volatility *	52.0%	76.9%
Risk-free interest rate	2.08%	2.96%

Series A PIK Note derivative liability	Fair Value Measurements
Using Inputs
December 31, 2014

Market price and estimated fair value of stock	$0.73
Exercise price	$0.92
Term (years)	3.83
Dividend yield	$--
Expected volatility	52.0%
Risk-free interest rate	2.08%

Warrant derivative liability	Fair Value Measurements
Using Inputs
December 31, 2013

Market price and estimated fair value of stock	$1.10
Exercise price	$1.93
Term (years)	3
Dividend yield	$--
Expected volatility *	76.9%
Risk-free interest rate	0.78%

* During the first quarter of 2014, the Company revised its assumption for expected volatility by switching from a peer-group average volatility to the Company’s three-year historical volatility in measuring the value of the derivative liabilities mentioned above. Prior to 2011, the occurrence of certain corporate events would not have made the historical volatility calculations meaningful or accurate if included. This reduction in volatility led to a reduced valuation for both the Warrant and Series 2023 PIK Note derivative liabilities of approximately $118,500 and $126,000, respectively. The remaining decrease in the valuation is attributable to the decline in stock price.

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013

Note payable for mining equipment, payable $5,556 monthly, including interest (a)	$--	$42,927
Note payable for mining equipment, payable $950 monthly, including interest (b)	14,057	23,302
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	6,033	76,313
Note payable for lab equipment, payable $9,122 monthly, including interest (d)	18,246	--
Note payable for mining equipment, payable $1,339 monthly, including interest (e)	55,720	--
Note payable for mine site vehicle, payable $628 monthly (f)	20,736	28,276
Note payable for mining equipment, payable $5,000 monthly, including interest (g)	--	9,932
Note payable for mining equipment, payable $2,250 monthly, including interest (h)	--	8,898
Note payable to an insurance company, payable $21,531monthly, including interest (i)	149,036	--
Note payable to an insurance company, payable $6,094 monthly, including interest (j)	42,211	--
Note payable to an insurance company, payable $4,447 monthly, including interest (k)	--	132,576
Note payable to an insurance company, payable $4,447 monthly, including interest (l)	--	29,767
	306,039	351,991
Less: Current Portion	(246,894)	(311,165)
Notes Payable, Long-Term Portion	$59,145	$40,826

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

(d)

On April 16, 2014, the Company purchased lab equipment for $109,493 by depositing and issuing a non-interest bearing note in the amount of $91,229. The note is collateralized by the lab equipment with payments of $9,122 for ten months, which started in May 2014.

(e)

On October 31, 2014, the Company purchased mining equipment for $65,120 by depositing and issuing a note in the amount of $57,900 with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

(f)

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

The Company signed a note payable with an insurance company dated October 31, 2014 for directors’ and officers’ insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2015.

(j)	The Company signed a note payable with an insurance company dated October 31, 2014 for liability insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2015.
(k)

The Company signed a note payable with an insurance company dated October 17, 2012 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%. The note matured in September 2013 and was repaid.

(l)

The Company signed a note payable with an insurance company dated October 17, 2012 for liability insurance, due in monthly installments, including interest at 4.732%. The note matured in July 2013 and was repaid.

The following is a schedule of the principal maturities on these notes for the next four years:

2015	$246,894
2016	25,457
2017	20,615
2018	13,073
Total Notes Payable	$306,039

During the 2014 and 2013, the Company's interest payments totaled $10,460 and $23,180, respectively.

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014, with key terms highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/05/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Original Issue Discount (OID)	N/A	$7,348,486
Maturity (Term)	10 years, but convertible after 1 year based on the market price of the Company’s stock

4 years, but may range between 2 years to the full maturity of the Series 2023 Notes, depending on whether a Specified Event occurs and/or an Extension Option is elected (see below for further details)

Exercise Price	$1.40 at inception, adjusted downward based on antidilution provisions/downround protection	$0.92 at inception, adjusted downward based on antidilution provisions; also may be reduced by $0.10 if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model

As of 12/31/2014, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	11,576,250	19,848,486	31,424,736
Less: Discount	(1,949,555)	(16,450,742)	(18,400,297)
PIK Note Payable, Net	9,626,695	3,397,744	13,024,439

PIK Note Derivative Liability	478,149	9,557,476	10,035,625

As of 12/31/2013, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	10,507,333	--	10,507,333
Less: Discount	(2,020,750)	--	(2,020,750)
PIK Note Payable, Net	8,486,583	--	8,486,583

PIK Note Derivative Liability	2,250,000	--	2,250,000

Series A Notes

On November 3, 2014 (“Issue Date”), the Company issued, in a private placement pursuant to investment agreements, $19,848,486 principal amount of 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") in exchange for $12,500,000 in cash and the cancellation of previously-issued warrants held by one investor.

Below are key terms of the Series A Notes:

o

Maturity- November 3, 2018, provided that the Stated Maturity Date may be extended to November 3, 2019 at the option of the Company (the “Extension Option”) if (i) the Company has delivered written notice of its exercise of the Extension Option to the Holder not more than ninety (90) nor less than thirty (30) days prior to November 3, 2018 and (ii) the Company has delivered a certificate, dated as of November 3, 2018, certifying that no Default or Event of Default has occurred and is continuing; provided, further that the Stated Maturity Date shall be extended to the maturity date of the Series 2023 Notes or any Replacement Financing, as applicable, upon the occurrence of a Specified Event (“Specified Extension”).

o

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant antidilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.

o

Stated Interest: 10% payable semiannually in arrears, provided that the interest rate shall be reduced to 1% per annum on the principal amount of the Note upon the occurrence of the Specified Event, as defined below.

o

Specified Event- means the event that may occur after the second anniversary of the Issuer Date if: (i) any amounts under the Series 2023 Notes or any Replacement Financing are outstanding, (ii) the VWAP for the preceding 30 consecutive Trading Days as determined by the Board of Directors of the Issuer in good faith is in excess of the Exercise Price, (iii) the closing Market Price of the Common Stock is in excess of the Exercise Price on the date immediately preceding the date on which the Specified Event occurs, (iv) no Default or Event of Default has occurred and is continuing and (v) the Issuer has delivered a certificate to each holder of Series A Notes certifying that the conditions set forth in clauses (i) through (iv) above have been met.

o

Extension Option- If stock price is lower than current exercise price ($0.92) prior to the stated maturity (November 3, 2018), then the Company can elect an Extension Option, whereby the maturity is extended by one year (see Maturity definition), but with a reduction in exercise price by $0.10.

o

Liquidated Damages- The company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The Company has accrued $200,000 as Other Expense as of December 31, 2014 due to a delay in such filing.

o

The number of shares issuable under the Notes may be affected by the antidilution provisions of the Notes. The antidilition provisions adjust the Exercise Price of the Notes in the event of stock dividends and splits, issuance below the market price of the Common Stock, issuances below the conversion price of the Notes, pro rata distribution of assets, rights plans, tender offers, and exchange offers.

These Series A Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary antidilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price. Therefore, the estimated fair value of the conversion feature of $9,212,285 (based on observable inputs using a Monte Carlo model) was bifurcated from the Series A Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Series A Notes. In addition, an additional debt discount of $7,348,486 was recorded as a result of the difference between the $12,500,000 of cash received and the $19,848,486 of principal on the Series A Notes. This combined debt discount of $16,560,771 is being amortized using the effective interest method over the 4-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

At December 31, 2014, the fair value of the Series A PIK Note Derivative was estimated to be $9,557,476, an increase in valuation of $345,191 from the November 3, 2014 inception date. In addition, the Company amortized $110,031 of debt discount relating to the Series A PIK Notes Payable, increasing the Series A PIK Notes Payable carrying value to $3,397,744 as of December 31, 2014.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2014 and August 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments; these antidilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes. The holders may convert the Series 2023 Notes at any time.  The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of December 31, 2014, the Company was in compliance with the covenants.

These Series 2023 Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary anti-dilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price. Therefore, the estimated fair value of the conversion feature of $2,055,000 (based on observable inputs using a Monte Carlo model) was bifurcated from the Series 2023 Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Series 2023 Notes. The debt discount is being amortized using the effective interest method over the 10-year term of the Series 2023 Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Series 2023 Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

At December 31, 2014, the fair value of the PIK Note Derivative was estimated to be $478,149, which includes the value of the additional PIK Notes issued in February and August 2014, for the semi-annual interest payments due. Total gain from the revaluation of the original PIK Notes derivative was $1,815,989 for 2014. In addition, during 2014, the Company recorded $48, 075 of additional debt discount from the February 2014 and August 2014 issuances above, and also amortized $119, 270 of debt discount relating to the Series 2023 PIK Notes Payable, resulting in a total debt discount of $1,949,555 as of December 31, 2014, and increasing the Series 2023 PIK Notes Payable carrying value to $9,626,695 as of December 31, 2014.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2014 and 2013, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At December 31, 2014 and 2013, 95,054,552 and 94,646,013 shares were issued and outstanding, respectively.

2014

During 2014 the Company issued a total of 408,539 shares of common stock valued at $327,269 to directors and consultants as payments of fees.

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

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants

The Company issued 5,000,000 warrants (“Samlyn warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock. The strike price of these warrants was $2.00 per share at the date of grant. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary antidilution provisions the notes contain a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price. Therefore, the fair value of these warrants (based on observable inputs using a Monte Carlo model) was recorded as a liability in the balance sheet until they are exercised or expire or are otherwise extinguished. During the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment of $0.03 from $2.00 to $1.97 in the strike price of the Samlyn warrants at that time. As discussed in Note 8, during August 2013, the Company issued $10,500,000 of 10% mandatorily convertible Series 2023 PIK Notes in a private placement, which triggered a down-round adjustment of $0.04 from $1.97 to $1.93 in the strike price of the Samlyn warrants. On November 3, 2014, the Company cancelled the warrant arrangement, resulting in the fair value of the warrant at such date of $120,000 being credit to equity.

During 2014, 2013 and 2012, the Company recorded other income of $830,000, $995,000 and $630,000, respectively, resulting from the changes in the fair value of the warrant liability, mainly due to a lower stock price and a change in the volatility utilized by the Company, as discussed in Note 6.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at December 31, 2014 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$ 0.75	139,340	0.75	$0.75
$ 0.78	213,402	1.09	$0.78
$ 0.80	124,481	1.00	$0.80
$ 1.00	180,000	0.81	$1.00
$ 1.15	461,340	6.33	$1.15
$ 2.00	54,367	1.59	$2.00
	1,172,930	3.08	$1.01

No warrants were issued during 2013 and 2014. The intrinsic value of the outstanding warrants at December 31, 2014 was $0. Compensation expense of $210,067 has been recognized for the vesting of warrants in the accompanying consolidated statements of operations for the year ended December 31, 2012.

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

The significant assumptions relating to the valuation of the Company's options issued for 2014 and 2013 were as follows on a weighted average basis:

	2014	2013
Dividend Yield	0%	0%
Expected Life (years)	5.5	4.4
Expected Volatility	56.1%	63.5%
Risk Free Interest Rate	1.79%	1.48%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2014 and 2013 is as follows:

	December 31, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	15,878,116	$1.03	15,455,471	$1.04
Issued	1,175,000	0.84	760,867	1.19
Exercised	--	--	--	--
Forfeited	--	--	(338,222)	$1.73
Outstanding at end of period	17,053,116	$1.02	15,878,116	$1.03

During the year ended December 31, 2014, the Company granted 1,175,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.84. Of the 1,175,000 options granted, the options vest immediately or monthly as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
200,000	Quarterly	03/31/2014	12/31/2014
375,000	Immediately	06/10/2014	06/10/2014
600,000	Monthly	06/10/2014	06/09/2017

A summary of the status of the options outstanding at December 31, 2014 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

7,358,277	3.94	$0.70	7,358,277	$0.70
3,405,134	6.69	$0.83	3,405,134	$0.83
975,000	9.45	$0.84	491,667	$0.84
60,000	1.50	$1.00	60,000	$1.00
300,000	8.64	$1.10	100,000	$1.10
300,000	8.48	$1.15	133,333	$1.15
100,000	3.09	$1.24	100,000	$1.24
115,000	6.24	$1.35	115,000	$1.35
125,000	3.09	$1.45	125,000	$1.45
330,000	6.95	$1.55	296,667	$1.55
7,645	3.09	$1.58	7,645	$1.58
3,077,060	7.89	$1.66	3,077,060	$1.66
900,000	6.64	$1.90	900,000	$1.90
17,053,116	5.87	$1.02	16,169,783	$1.02

The weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was $0.43, $0.64 and $1.33, respectively.

Compensation expense of $865,716, $4,707,381, and $2,314,154 has been recognized for the vested options for the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2014 was $220,748. At December 31, 2014, $474,645 of unamortized compensation expense for unvested options is expected to be recognized over the next 1.85 years on a weighted average basis.

NOTE 11 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the years. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. As of December 31, 2014, common stock equivalents aggregated 48,312,435 shares consisting of outstanding options and warrants to purchase 17,053,116 and 1,172,930 shares of Company common stock, respectively and notes payable which were convertible into 30,086,389 shares of Company common stock. Common stock equivalents at December 31, 2013 aggregated 29,583,046 shares of which 15,878,116 consisted of options and 6,204,930 were in warrants and notes payable which were convertible into 7,500,000 shares of Company common stock. Common stock equivalents at December 31, 2012 aggregated 21,660,400 shares of which 15,455,470 consisted of options and 6,204,930 were in warrants. Common stock equivalents during 2012 through 2014 were not included in the computation of loss per share because they would have been anti-dilutive.

	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2014:
Basic and Diluted EPS
Net loss	$(10,316,317)	94,895,194	$(0.11)

For the year ended December 31, 2013:
Basic and Diluted EPS
Net loss	$(13,063,526)	94,303,264	$(0.14)

For the year ended December 31, 2012:
Basic and Diluted EPS
Net loss	$(9,732,399)	89,552,788	$(0.11)

NOTE 12 – INCOME TAXES

At December 31, 2014, the Company had deferred tax assets principally arising from net operating loss carry-forwards and stock based compensation for income tax purposes.  The Company calculates its deferred tax assets using the federal tax rate of 35% and the following effective state rates, net of federal benefits: Idaho (0.1%), Utah (2.3%), and New York State/New York City (0.45%).  Due to operating losses and the uncertainty of future profitability, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$23,246,809	$18,454,164
Stock-based compensation	4,121,311	3,685,646
Stock Award Payable	--	40,792
Total deferred tax assets	27,368,120	22,180,602

Deferred tax liabilities:
Property and equipment	(673,241)	(421,025)

Less: valuation allowance	(26,694,879)	(21,759,577)
	$--	$--

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible.  Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment.  Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance.  The valuation allowance increased by $4,935,303, $5,034,877, and $3,903,777 in the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the Company had net operating loss carry-forwards of $62,196,737 for federal income tax purposes and $39,533,764 for state and local income tax purposes.  The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2034 and state loss carry-forwards expire from 2024 through 2034, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code.  Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2014 and 2013. All tax years prior to 2011 are not subject to IRS and state tax authorities’ audit, except for examination of the net operating loss carryforward, which dates back to 2003.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2014		December 31, 2013		December 31, 2012

Federal statutory rate	$(3,610,711)	35.0%	$(4,572,234)	35.0%	$(3,406,340)	35.0%
State income taxes – Idaho	(11,016)	0.1%	(14,264)	0.1%	(37,982)	0.4%
State income taxes - Utah	(239,093)	2.3%	(199,166)	1.5%	(227,169)	2.3%
State and local income taxes - NY	(46,372)	0.4%	(58,721)	0.5%	--	--
Change in valuation allowance	4,935,302	(47.8%)	5,034,877	(39.0% )	3,903,777	(40.1% )
Net nontaxable gain on derivative	(843,861)	8.2%	(290,623)	2.2%	(232,286)	2.4%
Miscellaneous	(184,249)	1.8%	100,131	(0.3% )	-	--

	$--	0%	$--	0%	$--	0%

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

Mr. Taft participated in the Series A PIK Note financing described in Note 8, with the following investments, which were utilized by the Company to fund its operations:

Investor	Investment	OID/Discount	Principal	Shares Issuable @0.92, excluding interest

IBS Turnaround Fund (A Limited Partnership)	531,960	$0.66	806,000	876,087

IBS Turnaround Fund QP (A Limited Partnership)	1,118,040	$0.66	1,694,000	1,841,304

IBS Opportunity Fund, Ltd.	350,000	$0.66	530,303	576,416
	$2,000,000		$3,030,303	3,293,807

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Office Lease

The Company extended their lease agreement for office space through December 31, 2015 at a monthly rent of $12,691 and intends to extend it further for an additional year through 2016 for an aggregate commitment of approximately $309,871 at December 31, 2014, payable over the next two years.

Note 15A - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2014 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$119,533	$55,681	$47,993	$11,014
Operating loss	$(3,147,929)	$(2,389,291)	$(2,712,065)	$(2,552,293)
Net loss	$(4,346,638)	$(2,576,750)	$(3,035,704)	$(357,225)
Loss Per Share (Basic and Diluted)	$(0.05)	$(0.03)	$(0.03)	$(0.00)

2013 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$10,088	$6,773	$12,878	$25,086
Operating loss	$(3,795,077)	$(3,250,990)	$(2,774,969)	$(3,582,514)
Net loss	$(3,510,651)	$(3,869,099)	$(2,604,885)	$(3,078,891)
Loss Per Share (Basic and Diluted)	$(0.04)	$(0.04)	$(0.03)	$(0.03)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2014 and 2013, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2014. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2014.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").  The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by EisnerAmper LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors and our executive officers.

Name and Position with The Company	Age	Director1/Officer Since	Principal Occupation
John F. Levy	59	Non-executive Chairman since 2009, Director since 2008	CEO of Board Advisory
David A. Taft	58	Director since 2008	President, IBS Capital LLC
Mario Concha	74	Director since 2013	President, Mario Concha & Associates, LLC
Robert T. Betz	73	Director since 2014	Owner, Personal Care Ingredients
Ali Zamani	35	Director since 2014	Portfolio Manager, Gefinor Capital
Andre M. Zeitoun	42	Chief Executive Officer, President and Director since 2009	President, Chief Executive Officer and Director of Company
Nat Krishnamurti	43	Officer since 2012	Chief Financial Officer
William Gleeson	72	Officer since 2011	General Counsel
(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

Background of Directors and Officers

John F. Levy, Non-Executive Chairman and Director

Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting, and financial strategies. Mr. Levy currently serves on the board of directors of three public companies including Applied Minerals. Mr. Levy has been a director of China Commercial Credit, a publicly-held Chinese micro-lender, since 2013. Mr. Levy has been a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly-traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems, and energy management systems technologies, since 2009. From 2006 to 2013, Mr. Levy was a director and chair of the audit committee of Gilman Ciocia, Inc. (GTAX), a publicly traded financial planning and tax preparation firm and served as lead director from 2007 to 2013. From 2010 to 2012, he served as director of Brightpoint, Inc. (CELL), a publicly-traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From 2008 through 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From 2006 to 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company which is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from 2005 to 2006 for Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members; Acquisitions to Grow the Business: Structure, Due Diligence, Financing; Creating the Best Projections You Can: Insights Techniques; and Ethics and Sustainability: A 4-way Path to Success and Finance and Innovation: Reinvent Your Department and Your Company. All five courses have initially been presented to various state accounting societies.

Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath, and Grant Thornton. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University (PA).

Key attributes, experience and skills: Mr. Levy has over 30 years of progressive financial, accounting, and business experience, including having served as Chief Financial Officer of both public and private companies for over 13 years.  Mr. Levy brings to the board expertise in corporate governance and compliance matters along with extensive experience gained from numerous senior executive positions with public companies. Further, Mr. Levy’s service on the boards of directors of public companies in a variety of industries also allows him to bring a diverse blend of experiences to the Company’s board.

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

Key attributes, experience and skills: Mr. Taft has over 30 years experience as a corporate investment banker and the manager of IBS Capital LLC, a private investment fund.  Mr. Taft brings significant leadership, financial expertise, business development skills, and corporate restructuring experience to the Company’s Board of Directors.  The investments Mr. Taft has made through his management of the IBS Turnaround Fund has, on occasion, required him to advise companies on issues such as corporate governance, capital raising, balance sheet restructuring, and general business strategy.  IBS Capital LLC, under Mr. Taft’s direction, has been a large shareholder of Applied Minerals, Inc. for a number of years.

Mario Concha, Director

Mr. Concha is the President of Mario Concha and Associates, LLC, a firm providing consulting services to senior executives and members of boards of directors.   In addition to providing consulting services, he has served as a director of The Plaza Group, a chemical marketer; Arclin, Ltd., a manufacturer of specialty resins; and Auro Resources, Corp, a mineral exploration company with holdings in Colombia’s gold region.  Prior to founding Mario Concha and Associates in 2005, Mr. Concha was an officer of Georgia Pacific Corporation and president of its Chemical Division from 1998 to 2005.  Prior to Georgia Pacific, Mr. Concha participated in the formation of GS Industries, a manufacturer of specialty steels for the mining industry, through a leveraged buyout of Armco Inc’s Worldwide Grinding Systems Division.  He then served as President of its International Division from 1992 to 1998.  From 1985 to 1992, Mr. Concha was Vice President-International for Occidental Chemical Corporation.  Prior to OxyChem, he served in several senior management positions at Union Carbide Corporation in the United States and overseas.

Mr. Concha is a graduate of Cornell University with a degree in Chemical Engineering.  He is a member of the American Chemical Society and of the American Institute of Chemical Engineers.

Key attributes, experience and skills: Mr. Concha has over 40 years experience as a hands-on corporate executive.  He has first-hand industry knowledge, gained from senior executive positions in various industries, including chemicals, plastics, forest products, metals, and mining.  In addition to manufacturing operations, he has had extensive involvement in marketing, sales, and finance.  Mr. Concha also brings corporate governance experience, having served on both public and private company boards.

Robert T. Betz

From 2000 through his retirement in 2002, Mr. Betz was the President of Cognis Corp., the North American division of Cognis GmbH, a $4 billion worldwide supplier of specialty chemicals and nutritional ingredients spun off from Henkel AG & Company ("Henkel"). From 1989 through 2000, Mr. Betz held a number of management positions at Henkel including Executive VP and President of its Emery Group, a leading manufacturer of oleochemicals, and President of its Chemicals Group for North America.

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

Since 2003, Mr. Betz has been the owner of Personal Care Ingredients, LLC, a privately-owned marketer of natural products to the personal care industry. Mr. Betz also serves as a director for Bio-Botanica, a manufacturer of natural extracts, and The Plaza Group, a marketer of petrochemicals.

Mr. Betz holds a B.S. in Chemical Engineering and an M.B.A. from the University of Cincinnati. He's also attended the Program for Management Development at Harvard University.

Key attributes experience and skills. During Mr. Betz’s career, he has been involved in developing new products or new markets for existing products. Several of these products grew into sizeable businesses. He managed multiple chemical manufacturing facilities and managed a multi-billion dollar polyethylene business. He was responsible for profit and loss for businesses with sales of $900 million. While heading the chemical operations, he was responsible for all aspects of the business: manufacturing, sales, R&D, IT, HS&E, HR, purchasing, engineering, and legal. His career has continuously involved developing, manufacturing, and selling products directed at most of the markets that Applied Minerals is attempting to penetrate. Since his retirement, he has served on the boards of three chemical-related, private companies: Plaza, Syrgis, and Bio-Botanica and is currently the Chair of the Plaza Audit Committee.

Ali Zamani, Director

Ali Zamani has served as a Portfolio Manager at Gefinor Capital Management since February 2014 and as Chief Investment Officer of the GEF Opportunities Fund, an opportunistic, value-oriented, liquid public markets fund. Prior to Gefinor. Ali Zamani was a Principal at SLZ Capital Management, a New York-based asset management firm, from July 2012 to December 2013. Prior thereto, he was a Portfolio Manager at Goldman Sachs from 2004 to 2012 where he focused on the energy, materials, utilities and industrials sectors. From 2002 to 2004, Mr. Zamani was a mergers and acquisitions analyst at Dresdner Kleinwort Wasserstein, a boutique New York-based investment bank focused on the energy and utilities sectors.

Mr. Zamani holds a B.S. in Economics from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude.

Key attributes, experience and skills: Mr. Zamani has over 13 years of financial industry experience, including 8 years as a senior investment professional at Goldman Sachs & Co.  Mr. Zamani brings significant capital markets expertise, including extensive mining and industrial sector investing experience.  Additionally, Mr. Zamani brings a unique shareholder/investor prespective to the board having been a major shareholder in numerous similar companies over his career.

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

Key attributes, experience and skills: Mr. Zeitoun has over 15 years experience identifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring.  Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine resource, increase processing capabilities, establish a marketing infrastructure, and lead the marketing effort.   During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite and iron oxide applications.

Nat Krishnamurti, Chief Financial Officer

Mr. Krishnamurti is a CPA with two decades of experience as a financial management and audit professional.  He was previously employed by inVentiv Health, Inc. (“inVentiv”), a provider of clinical, communications, and commercial services to the global pharmaceutical, life sciences, and biotechnology industries.  inVentiv was a publicly traded company until acquired by Thomas H. Lee Partners, LP in August 2010.  During his 11-year tenure at inVentiv, Mr. Krishnamurti served in various management roles, including Chief Accounting Officer.  Prior to inVentiv, Mr. Krishnamurti worked in public accounting firms, including PriceWaterhouseCoopers, LLP and Feldman Sherb Erhlich & Co., PC.  While at PriceWaterhouseCoopers, LLP he focused on consumer and industrial products clients, which included mining companies.

William Gleeson, General Counsel

Prior to joining the Company, Mr. Gleeson was a partner at K&L Gates, LLP for eleven years, focusing on various areas of corporate and securities law.  From January, 2008 until September, 2011 when he joined the Company, he served as Applied Minerals, Inc.’s outside counsel, a time during which he acquired an in-depth understanding of the Company’s business.  Mr. Gleeson received his J.D. from the University of Michigan, from which he also received his undergraduate degree.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, except for one filing for Mario Concha and one filing by IBS Capital, LLC, all filings were made timely in 2014.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics is posted on our website at www.appliedminerals.com and can be obtained at no cost by mail at: Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, New York, 10012. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Board Meetings

There were eight meetings of the Board of Directors held in 2014. Every director attended all board meetings and also attended all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ.

	Audit Committee	Nominating Committee	Compensation Committee
John Levy	X	X	X
Mario Concha	X	X	X
Robert Betz		X	X
Ali Zamani	X

In 2014, the Audit Committee and the Compensation Committee each met four times. The Nominating Committee met once.

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

The audit committee has discussed with the independent auditors the matters required to be discussed by the Auditing Standards AU Section 380 – The Auditor’s Communication with those charged with Governanceas adopted by the Public Company Accounting Oversight Board in Rule 3200T;

The audit committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant's independence; and

Based on the review and discussions referred to in three preceding paragraphs, the audit committee recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K (17 CFR 249.310) for the last fiscal year for filing with the Commission.

Audit Committee

John Levy, Chairman

Mario Concha

Ali Zamani

The Nomination Process

The general criteria that our Board uses to select nominees includes the following: reputation for integrity, honesty and adherence to high ethical standards; demonstrated business acumen, experience, and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; willingness and ability to contribute positively to the decision-making process of the Company; commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees; interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, creditors and the general public; ability to act in the interests of all stakeholders; and absence of, and the absense of, and the absence of any appearance of, a conflict of interest that would impair the nominee's ability to represent the interests of all of the Company’s stockholders and to fulfill the responsibilities of a director.  There are, however, no specific minimum qualifications that nominees must have in order to be selected. The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominee's name and qualifications for Board membership and should be addressed in writing to the President, Applied Minerals, Inc., 110 Greene St., Suite 1101, NY, NY 10012.  There have been no changes in the procedures by which shareholders may recommend candidates for director.

Compensation Committee

The Board of Directors established a Compensation Committee and adopted a committee charter in November, 2013. The Committee is to meet at least twice a year. The Committee charter states that the committee will have the resources and authority necessary to discharge its duties and responsibilities and the committee has sole authority to retain and terminate outside counsel, compensation consultants, or other experts or consultants, as it deems appropriate, including sole authority to approve the fees and other retention terms for such persons.

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

The Compensation Committee may form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Committee. The Committee may delegate to the Chief Executive Officer the authority to make grants of equity-based compensation in the form of rights or options to eligible officers and employees who are not executive officers, such authority including the power to (i) designate officers and employees of the Company or of any of its subsidiaries to be recipients of such rights or options created by the Company, and (ii) determine the number of such rights or options to be received by such officers and employees; provided, however, that the resolution so authorizing the Chief Executive Officer shall specify the total number of rights or options the Chief Executive Officer may so award. If such authority is delegated, the Chief Executive Officer shall regularly report to the Committee grants so made and the Committee may revoke any delegation of authority at any time. The Compensation Committee has not delegated any authority to the Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

Mr. Zeitoun participated in deliberations of the board of directors concerning executive officer compensation other than his own.

There were no interlocks during 2014.

Shareholder Communications to the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to Applied Minerals, Inc. Board of Directors, c/o President & CEO, 110 Greene Street, Suite 1101, New York, New York, 10012.  The President will receive the correspondence and forward it to the individual director or directors to whom the communication is directed or to all directors, if not directed to one or more specifically.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

				Option	All Other
Name and		Salary	Bonus	Awards	Comp.	Total
Principal Position	Year	($)	($)	($)(1)	($)	($)

Andre M. Zeitoun,	2014	600,000	400,000	--	--	1,000,000
CEO, Director (2)	2013	600,000	400,000	--	--	1,000,000
	2012	600,000	850,000	2,408,539	--	3,858,539

Nat Krishnamurti,	2014	225,000	--	31,055	5,000	261,055
CFO (3)	2013	225,000	--	49,686	5,000	279,686
	2012	105,000	--	400,200	2,917	508,117

William Gleeson,	2014	300,000	--	270,486	--	545,486
General Counsel	2013	250,000	--	--	--	250,000
	2012	200,000	--	100,065	--	300,065

(1)

Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 8, Part II of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The options awards granted were valued using the Black Scholes Option Valuation Model.

(2)

Mr. Zeitoun's salary and option award for 2012 and $450,000 of his 2012 bonus are his allocable share of the compensation paid to Material Advisors, LLC, of which he is a member. An additional $400,000 bonus was awarded directly to Mr. Zeitoun in November, 2011 for services in 2012. See Compensation Analysis & Discussion for further information.

(4)	Mr. Krishnamurti was appointed Chief Financial Officer on May 17, 2012. Other Compensation consists of a car allowance.

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential payments upon termination or change-in-control.

In the event Mr. Zeitoun is terminated without Cause or terminates for Good Reason, he will receive, in addition to the accrued obligations, (i) six months of base salary (that is, $300,000), (ii) one-half of bonus amounts not yet earned, and (ii) an amount equal to six months of COBRA payments. For 2015, Mr. Zeitoun's base salary is $600,000 and he is eligible to receive a bonus of up to $400,000 upon achievement of predetermined performance goals.

Mr. Gleeson. In the event Mr. Gleeson terminated by the Company without Cause or he terminates his employment for Good Reason, he shall receive not less than two months of his base salary and (ii) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Gleeson's base salary is $300,000.

Mr. Krishnamurti. In the event is terminated by the Company without Cause or he terminates his employment for Good Reason, Mr. Krishnamurti shall receive, in addition to the accrued obligations, immediate vesting in (i.e., exercisability for) such number of unvested shares (including any option shares, option shares of restricted stock) under any equity grants that would otherwise be vested as of the next anniversary date of his employment if his employment had continued through the next anniversary date.

The following table lists the plan-based awards granted under the Long-Term Incentive Plan to Named Executive Officers in 2014:

Grants of Plan-Based Awards

		All other option awards: Number of securities underlying	Exercise or base price of option	Grant date fair value of stock and option
Name	Grant date	options (#)	awards ($/Share)	awards ($)
Nat Krishnamurti, CFO (1)	06-10-2014	75,000	0.84	31,055
William Gleeson (1)	06-10-2014	600,000	0.84	270,486
(1)	Options were granted to Mr. Krishnamurti and Mr. Gleeson in June of 2014 under the Company’s Long-Term Incentive Plan, which was approved by shareholders in November, 2012.

Outstanding Equity Awards at December 31, 2014

The following table provides information on the holdings as of December 31, 2014 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each Named Executive Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun	01-01-09	3,949,966	--	--	$0.70	01-01-19
	02-08-11	1,742,792	--	--	$0.83	01-01-22
	11-20-12	1,742,792	--	--	$1.66	01-01-23
Nat Krishnamurti	05-29-12	275,001	24,999	--	$1.55	05-01-22
	05-29-13	65,000	--	--	$1.35	05-29-23
	06-10-14	75,000	--	--	$0.84	06-10-24
William Gleeson	08-18-11	900,000	--	--	$1.90	08-18-21
	11-20-12	72,406	--	--	$1.66	11-20-22
	06-10-14	116,669	483,331	--	$0.84	06-10-24

Beginning Novemember 20, 2012, all awards were made under the Company's Long Term Incentive Plan approved by stockholders on November 20, 2012.

Director Compensation for the Year Ended December 31, 2014

The following sets forth compensation to the persons who served as directors in 2014. Every member of the Board can elect to receive any combination of cash and/or common stock for director compensation

Name	Fees Earned or Paid in Cash	Common Stock Awards	Options Awards (1)	Total ($)

John Levy (1)	$70,000	$--	$21,288	$91,288

David Taft (2)	$71,288	$--	$--	$71,288

Mario Concha (1)	$58,750	$--	$21,288	$80,038
Robert Betz (1) (3)	$38,733	$16,600	$21,288	$76,621
Ali Zamani (1) (4)	$--	$45,278	$21,288	$66,566

Andre Zeitoun	$--	$--	$--	$--

(1)

On March 14, 2014, as part of the annual grant process, each member of the Board, except for Mr. Taft and Mr. Zeitoun, was granted 50,000 options to purchase common shares with a strike price of $0.83, vesting quarterly starting on March 31, 2014 and ending on December 31, 2014.

(2)	In lieu of the annual 50,000 option grant described above to other Board members, Mr. Taft received $21,288 of cash compensation, which was the Black Scholes value of the option grant.
(3)	Mr. Betz joined the Board on January 29, 2014.
(4)	Mr. Zamani joined the Board on February 4, 2014.

Compensation analysis and discussion

Objectives and Strategy

The Company’s objectives are to develop a range of commercial applications for its halloysite clay and to market those applications to industries seeking enhanced product functionality and to market its iron oxides for pigment and other uses.  We believe the successful marketing of such applications will generate material profits for the Company, which, in turn, will create significant value for its stockholders.  To realize this objective, the Company must attract and retain individuals, including our Named Executive Officers (“Named Executive Officers” or “NEOs”), who possess the skill sets and experience needed to effectively develop and implement the business strategies and corporate governance infrastructure necessary to achieve commercial success.

Accordingly, compensation for the Named Executive Officers is designed to:

●	Attract, motivate, and retain qualified Named Executive Officers;

●	Incentivize the Named Executive Officers to lead the Company to profitable operations and to increase stockholder value;

●

Assure that over time a significant part of NEO compensation is linked to the Company’s long-term stock price performance, which aligns the Named Executive Officers’ financial interests with those of the Company’s stockholders

●	Motivate the Named Executive Officers to develop long-term careers at the Company and contribute to its future prospects; and

●	Permit the Named Executive Officers to remain focused on the development of the Company’s business in the midst of actual or potential change-in-control transactions.

The Company does not have a policy concerning minimum ownership or hedging by officers of Company securities.

Compensation of Mr. Zeitoun

Mr. Zeitoun has been president and CEO of the Company since 2009.

Management Agreements with Material Advisors

From 2009-2012, the Company was managed pursuant to management agreements with a limited liability company, Material Advisors LLC (“Material Advisors”), organized solely for the purpose of supplying senior management services to the Company.  Material Advisors was required to provide to the Company three senior managers who were the sole members of Material Advisors. One of these individuals was Mr. Zeitoun. The three members of Material Advisors insisted that the Company engage them indirectly through the entity Material Advisors because the members believed that Material Advisors would provide them an added layer of protection when in 2009 they assumed the management responsibilities of a company that faced a challenging liquidity situation, an SEC investigation, and a stockholder class action lawsuit.

Allocations by Material Advisors

Material Advisors, in its sole discretion, allocated amounts of the compensation it received from the Company to its three members.  Material Advisors was under no obligation to tell the Company how allocations were made to its three members and, until January, 2012, the Company did not know such allocations. With the exception of the bonus granted to Mr. Zeitoun in November, 2012 for 2012 performance (granted to him directly and not to Material Advisors), the members used Material Advisors as a means of bargaining as a group and they made allocations of cash and stock options by agreement among themselves.  The Board’s inability to control allocations effectively took the issue of internal pay equity out of the hands of the Board.

2012 Compensation

In February, 2011, the Company desired to lock in an agreement for the future services of Material Advisors in order to assure continuity of management. At the same time, Material Advisors was anxious to resolve any uncertainty about its future role with the Company. Both sides agreed that it would be appropriate and more efficient to model, with appropriate changes, the 2012 compensation package on the 2009 Management Agreement, which covered the years 2009-2011.

Under the 2009 Management Agreement, the cash compensation to Material Advisors in 2011 was $1 million per year. From that amount, Material Advisors was required to pay certain of the Company’s 2011 expenses (marketing, office rent, travel, and entertainment, among others) (“Company Expenses”) amounting to $478,000. The Board did not know the amount of these expenditures until January, 2012. Material Advisors allocated the cash compensation it received from the Company (after payment of Company Expenses) to its members. In 2011, Mr. Zeitoun was allocated $282,000. Under the 2009 Management Agreement, Material Advisors was granted options to purchase 10% of the total outstanding shares of Common Stock determined as of January 1, 2009, on a fully diluted basis (including the shares subject to the grant of options to Material Advisors).   The option vested over a three-year period.   The options were granted with an exercise price that was well out of the money.

In February 2011, the Board agreed to a management agreement with Material Advisors for the year 2012 (“2012 Management Agreement”).   The 2012 Management Agreement provided for cash compensation of $1 million.  The $1 million for 2012 was the same annual cash compensation as was paid in the 2009-2011 period.  The 2012 Management Agreement required Material Advisors to pay Company Expenses (just as Material Advisors had done under the 2009 Management Agreement), but Material Advisors was subsequently relieved of the responsibility, as described below.

The 2012 Management Agreement also provided for the grant of an option to acquire 2,907,653 shares of the Company’s Common Stock to Material Advisors.  Mr. Zeitoun was allocated 1,742,792 options. The Black-Scholes value of the options allocated to Mr. Zeitoun was $1,181,637 on the grant date.   The per share exercise price was the current market price on the date of grant ($0.83 per share).  The number of shares subject to the grant to Material Advisors was equivalent to 3.5% of the number of fully diluted outstanding shares of Common stock on the date of grant (including the grant under the 2009 Management Agreement but not the grant under the 2012 Management Agreement). The February, 2011 option grant was priced at-the-money as compared to the significantly out-of-the-money option granted in 2009 Agreement.    Given the Company’s operational progress and its improved financial status that was produced by management’s efforts, the Board and Material Advisors agreed there would be no reason to grant a deep out-of-the-money option to Material Advisors in order for Material Advisors to demonstrate its commitment to the Company (as it had in connection with the 2009 Management Agreement).

In considering the number of options to be granted, the Board focused primarily on the number of options as a percentage of the fully diluted shares as opposed to the Black-Scholes value.

In February 2011, the Board did not know how Material Advisors allocated cash and stock options to its members or the amount of Company Expenses borne by Material Advisors.

Although significant progress had been made by Material Advisors in resolving some of the many problems facing the Company, benchmarking compensation against peers continued to appear inappropriate because of the difficulties in finding not only other companies managed under an agreement to supply senior executives to the Company but also other companies facing the same or a similar array of problems.

Although management had significantly resolved many of the legacy issues that had burdened the Company, it was still a pre-revenue operation focused on creating products that were to be sold into new markets.  As such, establishing specific performance goals and associated timelines to evaluate management was deemed not to be feasible. Accordingly, the compensation package did not link compensation, including vesting of stock options, to the achievement of predetermined performance goals.

The Board believed that the compensation package was designed to reward short-term performance and to encourage employee retention through the salary portion of the compensation package and to reward long-term performance and sustained growth in stock price through the significant amount of shares of Common Stock available for purchase under the options granted to Material Advisors.  Nevertheless, the cash portion was considered inadequate for the efforts and skill that the three members of Material Advisors would bring to the task.

In January, 2012, the Board learned for the first time the amounts of Company Expenses that Material Advisors had been responsible for in 2009-2011 and the allocations that had been made by Material Advisors to its members.  It also learned that an amount of the 2012 compensation to Material Advisors would be allocated 60% to Mr. Zeitoun.

In December, 2011, the Company had raised $10 million through the sale of Common Stock and warrants, without the use of an investment banker, in a complex transaction designed to limit dilution.  Thereafter, the Board believed that for the first time there were sufficient funds to reward Material Advisors appropriately for its past efforts.  In January, 2012, a bonus of $750,000 in respect of outstanding performance in the 2009-2011 period was awarded to Material Advisors. The size of the cash bonus granted in January, 2012 was determined, in large part, on the amount of money Material Advisors saved the Company through (i) the assumption of the CFO position, thereby saving the Company the expense of having to hire and compensate a CFO not affiliated with Material Advisors and (ii) the fees the Company avoided paying as a result of the members of Material Advisors raising approximately $21.6 million of capital for the Company without the aid of an agent or broker. The bonus was discretionary and was not based on the achievement of any pre-determined performance standards.  Of the $750,000 bonus, 60% was allocated to Mr. Zeitoun ($450,000).

After negotiations with Mr. Zeitoun on behalf of Material Advisors, the Board agreed that it was appropriate to relieve Material Advisors of its obligation to continue to pay Company Expenses (which are noted above).  Relieving Material Advisors of this obligation had the effect of increasing the amount of cash distributable in 2012 by Material Advisors to its three members from approximately $550,000 (based on 2009-2011 experience) to $1 million.

In making these compensation decisions, the Board took into account the substantial progress that the Company had made during the 2009-2011 period, the fact that the market price of the Common Stock had increased 500% during the period of the 2009 Management Agreement, and the Company’s improved financial condition (having raised $10 million in December 2011 through the sale of stock and warrants). The Board believed that it was important to make up for what had seemed to be inadequate past compensation in order to further motivate the members of Material Advisors to perform services for the Company in the future. For largely the same reasons as noted above in connection with compensation decisions in February, 2011, the Board did not believe that use of a compensation consultant or benchmarking or tying any part of cash compensation to the achievement of performance goals was appropriate.

On November 20, 2012, the Board and Material Advisors decided that the Company would deal with the three members of Material Advisors individually and, beginning in 2013, would not engage them through Material Advisors.

On November 20, 2012, the Board determined to grant Mr. Zeitoun a $400,000 cash bonus for exceptional 2012 performance, payable in the first week of 2013.  The Board believed that the additional cash bonus was an appropriate means of motivating and retaining Mr. Zeitoun.  The bonus was discretionary and was not based on the achievement of any pre-determined performance standards.  On Mr. Zeitoun’s recommendation, no bonuses for 2012 were awarded to the other members of Material Advisors.

In February 2011, the Board believed that the structure of the compensation package was heavily weighted toward “pay-for-performance” in that the options incentivized the members of Material Advisors to manage the Company in a manner such that the market price of the Common Stock would increase.  The Board did not believe that either (i) actions in January, 2012 (the bonus to Material Advisors 2012 and the relief from paying Company Expenses) or (ii) the bonus to Mr. Zeitoun awarded in November, 2012 undermined the essential incentive structure of the compensation package because such a significant percentage of his future compensation was represented by his option grants.   The Board believed that actions discussed above did bring the cash component more in line with the contribution and efforts of management.

2013 Compensation

On November 20, 2012, the Board agreed to compensate the three members of Material Advisors directly beginning with calendar year 2013 and determined the 2013 compensation for such persons.  The 2013 cash compensation for Mr. Zeitoun would be $600,000.   Options to purchase 1,742,581 shares of Common Stock were granted to Mr. Zeitoun (with a Black-Scholes value of $2,408,539).  The options vested over the period of the employment agreement (2013), vesting on the first day of the month following a month of the employment agreement beginning February 1, 2013 with the last vesting on January 1, 2014.  The options have an exercise price equal to market price of the Common Stock on the date of grant ($0.83).  The Board also agreed that Mr. Zeitoun would be eligible for a target bonus for 2013 of $400,000 but that the amount could be more or less depending on Mr. Zeitoun’s 2013 performance.  The criteria for determining performance would be decided at the time the Board made a decision as to whether to award a bonus.  These criteria could include quantitative and qualitative considerations such as sales, entering to arrangements with joint ventures and similar “reach through” arrangements, increases in market capitalization, development of corporate staff, management of plant expansions.

To assist in determining 2013 compensation for Mr. Zeitoun, the Compensation Committee sought advice from a compensation consultant from Hay Associates.

The compensation consultant used market data in his analysis that was drawn from the following sources:  public peer group in the mining and metals sector (13 companies; Comstock Mining Inc., General Moly Inc., Gold Reserve Inc., Golden Minerals Co., Midway Gold Corp, Mines Management Inc, Paramount Gold and Silver, Prospect Global Resources, Rare Element Resources Ltd , Revett Minerals Inc. Ruby Creek Resources Inc., Searchlight Minerals Corp,  and Vista Gold Corp)  and specialty chemical sector (7 companies; Monarch Cement Co, Northern Tech Intl, ADA-ES Inc, Chase Corp, Material Sciences Corp, Senonyx Corp, and Zoltek Cos Inc); the 2012 Hay Group Global Mining Compensation Review for pay-mix purposes; and a sample of companies recently completing an initial public offering as set forth in the Hay Group IPO Reporter (Matador Resources Company, Bonanza Creek Energy, Inc., Carbonite, Inc, C&J Energy, SunCoke Energy, KiOR, Compressco Partners, L.P., Solazyme, Inc., Energy Partners LP, International Corp., Kinder Morgan, Inc., Gevo, Inc., Primo Water Corporation, Amyris, Inc., Molycorp, Inc., Oasis Petroleum LLC, Aluminum Holding Corporation, Douglas Dynamics, Inc., Global Geophysical Services, Inc., Metals USA Holdings Corp., Graham Packaging Company Inc., Cellu Tissue Holdings, Inc.)   The consultant stated that the analysis focused on annual compensation mix and levels relative to market as well as CEO equity ownership relative to other companies recently completing an initial public offering.  The basis for selecting peer group companies consisted of the following factors: assets, market capitalization, nature of the business, the talent market, complexity, and the market share.

Compared to the peer group companies in the mining sector as well as the specialty chemicals sector and the IPO Reporter sample, the Board determined that Mr. Zeitoun’s 2012 compensation was above the 75th percentile. It also determined that Mr. Zeitoun’s 2012 pay mix (as among salary, bonus, and options) was generally well aligned with the pay mixes in the samples noted above.

The consultant stated that there is no perfect model for determining what the appropriate compensation for a CEO should be.  He said that the Compensation Committee would have to review the data presented in his report and use its business judgment to create a package that would be motivational to the CEO and also retain him, as the Board believed that the CEO is key to the success of the business.  The compensation consultant also said that while the Company’s CEO position may have a certain “market value,” it is imperative that the Committee should also consider the contribution and value that Mr. Zeitoun brings to the position and, in particular, the facts that (i) Mr. Zeitoun had raised substantial sums of money without the Company having to use investment bankers thereby saving substantial commissions, (ii) Mr. Zeitoun is leading the Company’s technology development to further commercialize its products, and (iii) Mr. Zeitoun was serving multiple roles (CEO and COO).

Members of the Board noted differences between the Company and many of the mining companies in the peer group.  In particular, many of the peer group companies were gold companies. They noted that entities involved in the gold-mining business are not engaged in businesses that have anywhere near the complexity of the Company’s business. In particular, the Board noted that gold companies have a product with a ready market; thus, they do not have to develop a market, as the Company must do for halloysite. The Board also noted that the stockholder return under Mr. Zeitoun’s leadership and, in particular, the Company’s market capitalization, had increased from $10 million to $150 million under Mr. Zeitoun’s leadership.  Mr. Zeitoun indicated that he believed that for peer-group comparison purposes, the Company was more like a developmental pharmaceutical company.  Other members of the Board also agreed that the Company was more like developmental pharmaceutical, biotech and software companies.

2014 Compensation

Compensation Consultant. In November, 2013, the Compensation Committee retained Compensation Resources, Inc. (“CRI”), a compensation consultant located in Upper Saddle River, New Jersey, as a compensation consultant regarding the 2014 compensation of Andre Zeitoun, the President and CEO of the Company.

Interactions of CRI with the Compensation Committee and the Board. Representatives of CRI attended meetings of the Board and/or the Compensation Committee in December, 2013 and February and March, 2014, met (telephonically or in person) with members of the Compensation Committee on four occasions, met with Mr. Zeitoun twice, and met with the Company’s General Counsel (in his capacity of as agent for the Compensation Committee in due diligence matters) four times.

Summary of CRI’s Report to the Compensation Committee. CRI’s “Executive Compensation Study: Report of Findings” was delivered to the Compensation Committee and the Board in March, 2014. Below is a summary of the report.

While the company has previously been identified as a mining company, its operations are much more diversified than what would be considered as typical mining activities. The Company engages in significant research and development activities that are aimed at producing uses for its products with broader applications and thus considers itself more of a specialty chemical company rather than a traditional mining company. Based on the nature of the halloysite clay and its "exclusivity," the Company believes itself more closely aligned with the pharmaceutical industry, which itself has significant research and development activities associated with the development and marketing of proprietary pharmaceuticals. Given that the nature of the Company's business, and the talent needed to expand the business and make it successful, extends into various industry sectors. CRI considered the nature of Applied Minerals' operations in the identification of a relevant peer group for purposes of executive compensation benchmarking.

The process of selecting a group of related peers was based on the nature of the Company’s operations and future strategic direction. The selection was based on the following parameters:

Industry -- comparable industry sectors, from a business perspective, as well as other industries that cultivate a similar level of talent and ability. CRI identified companies within the following industry sectors: specialty chemical manufacturing ; biotech and pharmaceuticals; software; mining ; and environmental/sustainable.

Geographic location -- based on national averages, but in this case, however, CRI applied a geographic differential to the peer data to account for differences in the cost of living between the geographic locations of the peer companies and that of Applied Minerals, which is located in an area with a high cost of living (New York City);

Market Cap -- Guidelines set forth by ISS indicate that the generally accepted approach is to identify companies that are approximately 0.2x to 5.0x of the Market Cap of the target company being analyzed. CRI utilized Applied Minerals' Market Cap of approximately $100 million; this would place the Market Cap range of peer companies between $20 million and $500 million. Market Cap, rather than revenue, was utilized as the financial metric for peer selection, as the Company is considered more of a startup with very limited revenue. CRI reviewed the list of peer group companies with the Compensation Committee, the CEO, and the General Counsel, and the list was further refined to reflect more closely a group of companies that would be considered competitors for similar talent.

The peer group consisted of the following companies: Accelrys Inc., American Pacific Corp., Amyris, Inc. Amicus Therapeutics Inc., Authentidate Holding Corp., Biodelivery Sciences, Cytokinetics Inc. International Inc., Energy Recovery, Inc., General Moly Inc., Hemispherx Biopharma Inc., Kior Inc., Metabolix Inc., Pmfg Inc., Pozen Inc., Simulations Plus Inc., Streamline Health Solutions Inc., U S Lime & Minerals, and United-Guardian Inc.

This compensation study analyzed the position of CEO of the Company, comparing it against other top executives within the identified peer marketplace. Based on the discussion of peer selection above, CRI concluded that the larger context of Mr. Zeitoun's responsibilities, based on his knowledge and ability to translate his ideas into creative uses for the Company's products, validated the use of a broader industry view of competitive compensation. CRI found that (I) Mr. Zeitoun's commitment to the Company's success was evidenced through his ability to gain financing for the Company through his personal connections, which enabled him to secure $10 million of capital in 2013 and (ii) Mr. Zeitoun also had become totally conversant in the chemical properties of the clay and its potential commercial applications, and realized the value of its iron oxide deposits and thus developed a new business for this product over the prior two years. CRI indicated that the Company was then at a transition point, where its operations had to move from "process" to "results"; therefore, the CEO's compensation package needed to be structure in a way that recognized the competitive marketplace, with sufficient financial motivation to reward the CEO to move forward with the Company's strategic direction.

CRI presented its findings with respect to the competitive marketplace for the components of Base Salary and Total Cash Compensation (Base Salary and Annual Bonus/Incentive), along with the value of Total Direct Compensation (Total Cash Compensation, the value of equity, and any other compensation). It said that compensation theory suggests that a Market Range of Compensation around the Market Consensus, rather than a fixed number, is appropriate. CRI said that typically, the Market Range of Base Salary is conservatively considered to be ±10% of the Market Consensus, while the range for Total Cash Compensation varies by ±20% of the Market Consensus, while the range for Total Direct Compensation is wider and usually varies by ±25% of the Market Consensus. Therefore, CRI’s comparative analysis of actual compensation to the marketplace was based on the identified Market Range for the indicated component.

For Mr. Zeitoun's actual compensation, CRI represented the following figures: Base Salary of $600,000, equivalent to his 2013 fixed compensation; Total Cash Compensation which includes Base Salary of $600,000 plus an annual target incentive opportunity of 100% of Base Salary, or $600,000, for a total of $1,200,000; and Total Direct Compensation, which typically includes Base Salary and Total Cash Compensation, plus the three year average of equity compensation, in order to conduct a preliminary comparative analysis with the market findings. However, the Compensation Committee indicated to CRI that (i) the most recent equity grant was specifically provided to Mr. Zeitoun as a one-time award, with the clear understanding that future at-risk compensation will be in the form of short-term incentives; (ii) the short-term incentive opportunity is intended to drive performance towards the Company's most immediate goals of revenue generation and is commensurate with the Compensation Committee's short-term incentive target and (iii) over the next two to three years, it is anticipated that additional equity will not be provided; therefore, CRI’s analysis did not include or provide for any long-term compensation. In this connection, it was noted that the beneficial stock ownership for the majority of the CEO among the peer companies ranged between 1.10% and 6.80% (excluding the outliers which are 13.7% to 38.03%). Mr. Zeitoun's beneficial ownership is 8.6%.

CRI noted that at market average (50% percentile) without equity compensation, Mr. Zeitoun’s represented Base Salary and Total Cash Compensation were above the Market Range and the Total Direct Compensation was within the Market Range, but that at the 75% percentile without equity compensation, Mr. Zeitoun’s represented Base Salary and Total Cash Compensation were within the Market Range and the Total Direct Compensation was below the Market Range.

CRI noted that the methodology used to conduct the competitive market analysis was based on the typical duties and responsibilities associated with the top executive position within the competitive marketplace, and the comparative analysis did not take into consideration the incumbent or any factors relating to that incumbent. CRI noted, however, that it was at the Compensation Committee's discretion to consider Mr. Zeitoun in determining whether his value to the Company was considerable and therefore would justify a higher level of compensation as compared to the marketplace. CRI said that in some cases, a premium can be applied to the market findings to reflect on the incumbent's knowledge, expertise, and contributions (both past and anticipated in the future), and therefore would reflect on a higher percentile positioning due to these factors. CRI noted that in discussions with the Compensation Committee, the Committee believed that it had a significant level of confidence in Mr. Zeitoun's abilities to drive the Company. CRI noted that based on multiple in-depth discussions with the Compensation Committee and their strong belief that Mr. Zeitoun is a crucial and extremely valuable asset to the Company, CRI presented both the Market Average and 75th percentile calculations so that the Compensation Committee would have a broader perspective of the marketplace for pay in consideration of the peer group examined herein.

Compensation Committee Actions. The Compensation Committee met four times regarding Mr. Zeitoun’s compensation and the Board met three times. At its meeting on June 9, 2014, the Compensation Committee determined to recommend to the Board that

●	Mr. Zeitoun’s salary for 2014 would be $600,000, which was the same salary as in 2013 and was justified by Mr. Zeitoun’s exceptional knowledge and accomplishments.

●

Mr. Zeitoun’s annual target incentive for 2014 would be $400,000 rather than $600,000 (as represented in CRI’s report) and that this would bring the Total Direct Compensation at Market Average (no equity) within the Market Range and Total Cash Compensation at the 75th percentile would still be within the Market Range, but would be below the Market Consensus. The Compensation Committee further determined that the bonus would be payable in cash in two tranches: (i) $200,000 payable if there were a commercial sale of iron oxide in 2014 and (ii) $200,000 payable if one of the following three were accomplished in 2014: cumulative revenue (accrued or realized) and/or backlog of $1 million; sale of all or a substantial portion of Idaho properties; raising at least $2 million of capital by sale of equity and/or sale of PIK Notes;

●

Mr. Zeitoun would not be awarded any equity compensation for 2014 because he already beneficially owned (through direct ownership and options) 8.6% of the equity of the Company and that ownership provide him with sufficient long-term incentive.

On the same day, the Board adopted the recommendations of the Compensation Committee.

In December, 2014, the Nominating and Governance Committee determined that Mr. Zeitoun had satisfied the conditions of both tranches for payment of the bonus and recommended that the Board approve payment of the bonus. Thereafter, the Board approved payment of a $400,000 bonus.

Compensation of Mr. Gleeson

William Gleeson, the General Counsel, was hired as of September 15, 2011. Mr. Gleeson’s three-year employment agreement provides for annual cash compensation of $200,000 plus a 10-year option to purchase up to 900,000 shares of Common Stock at an exercise price of $1.90 per share, which was above the $1.74 market price on the date of grant, September 15, 2011. The Black-Scholes value of the options was $1,370,340 on the date of grant.  The options vested in 36 monthly installments beginning September 15, 2011. Mr. Gleeson’s employment may be terminated at will.  The Company did not use a compensation consultant in connection with the employment agreement.

The compensation package in the employment agreement reflected Mr. Gleeson’s familiarity with the Company and its legal issues resulting from his representation of the Company beginning in January, 2008.  The relative mix of cash and options reflected the Company’s strained cash position and its near-term revenue prospects at the time of the hiring, with the number of options designed to compensate for the relatively low cash compensation.  The vesting of the options was not tied to any performance standards because at the time, given the Company’s limited amount of sales and its lack of profitability, it was deemed that meaningful performance standards could not be established.  For the same reason, the Company did not establish performance standards for bonus awards. No cash bonus was awarded to Mr. Gleeson.

On November 20, 2012, the Board, on the recommendation of Mr., Zeitoun, awarded Mr. Gleeson 72,406 stock options having an exercise price equal to market price on the date of grant with a Black-Scholes value of $100,065 and increased his compensation to $250,000 per year for 2013 because of exemplary performance.

For 2014, as a result of exceptional performance, Mr. Gleeson’s salary was increased to $300,000 and he was awarded 600,000 options to purchase common stock at $.83 per share, such options vesting monthly over a three-year period and having an exercise price equal to the market price on the date of grant..

The Company has not used compensation consultants in connection with Mr. Gleeson’s compensation and has not benchmarked his compensation.

Compensation of Mr. Krishnamurti

In May, 2012, the Company, on the recommendation of Mr. Zeitoun, hired Mr. Krishnamurti under a three year employment agreement calling for an annual salary $180,000 and an option grant to purchase 300,000 shares of the Company’s Common Stock with a exercise price equal to the market price on the day of grant. The options had a Black-Scholes value of $400,200 determined as of the date of grant.  The terms, including the compensation amounts and the number of options, as well as the mix between those elements, were negotiated by the parties and the Board believed that the compensation package reflected Mr. Krishnamurti’s expertise and experience and gave him appropriate long-term incentive through the stock options.

In May 2013, the Board, on the recommendation of Mr. Zeitoun due to Mr. Krishnamurti’s excellent performance, increased Mr. Krishnamurti’s cash compensation to $225,000 and granted a 10-year option vesting immediately to purchase 65,000 shares of Common Stock with an exercise price equal to the market price on the day of grant. The options had a Black-Scholes value of $49,686 of the date of grant.

Mr. Krishnamurti’s 2014 cash compensation remained the same as in 2013, but he was awarded options to purchase 75,000 shares of common stock at $.84 per share, and the options vested immediately and had an exercise price equal to the market price on the day of grant. The options had a Black-Scholes value of $31,055 of the date of grant.

The Company has not used compensation consultants in connection with Mr. Krishnamurti’s compensation and has not benchmarked his compensation.

Tax and Accounting Treatment of Compensation

Deductibility Cap on Executive Compensation

The Compensation Committee is aware that Section 162(m) of the Internal Revenue Code treats certain elements of executive compensation in excess of $1 million a year as an expense not deductible by the Company for federal income tax purposes. Depending on the market price of the Company’s Common Stock on the date of exercise of options that are not performance-based, the compensation of certain executive officers in future years may be in excess of $1 million for purposes of Section 162(m). The Compensation Committee reserves the right to pay compensation that may be non-deductible to the Company if it determines that it would be in the best interests of the Company.

Tax and Accounting Treatment of Options

We are required to recognize in our financial statements compensation cost arising from the issuance of stock options.  GAAP requires that such that compensation cost is determined using fair value principles (we use the Black-Scholes method of valuation) and is recognized in our financial statements over the requisite service period of an instrument. However, the tax deduction is only recorded on our tax return when the option is exercised. The tax benefit received at exercise and recognized in our tax return is generally equal to the intrinsic value of the option on the date of exercise.

Compensation of Policies and Practices as they relate to Risk Management

The Company does not believe that its compensation policies and practices (cash compensation and at-the-market or above-market five- and ten-year options without or without performance standards and with or without vesting schedules) are reasonably likely to have a material adverse effect on the Company as they relate to risk management practices and risk-taking incentives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K and the Company’s next proxy statement for the election of director.

Mario Concha

John Levy

Robert Betz

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of February 28, 2015 the Company had:

●	200,000,000 authorized shares of Common Stock;

●	95,331,128 issued shares of Common Stock

●	8,937,546 issuable shares of Common Stock, the number of shares issuable on conversion of 10% PIK Election Convertible Notes Due 2023 ("Series 2023 Notes") as of February 28, 2015.

●	21,574,441 issuable shares of Common Stock, the number of shares issuable on the conversion of 10% PIK Election Convertible Notes Due 2018 ("Series A Notes") the number of shares issuable as of February 28, 2015.

●	144,501,161 issued shares of Common Stock on a fully diluted basis as of February 28, 2015.

Ownership Tables

The following table sets forth, as of February 28, 2015, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted.  The percentage of common stock beneficially owned is based on 95,331,128 shares of common stock outstanding as of February 28, 2015 plus the shares that a person has a right to acquire within 60 days of February 28, 2015.

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned

Andre Zeitoun (3) (4) (10)	8,762,899	8.5%
John Levy (3) (5)	630,957	*
David Taft (3) (8)	25,624,957	26.9%
Mario Concha (3) (7)	155,275	*
Robert Betz (3) (6)	142,036	*
Ali Zamani (3) (9)	183,944	*
Nat Krishnamurti (4) (11)	440,000	*
William Gleeson (4) (12)	1,155,743	*
All Officers and Directors as a Group	37,095,811	35.3%
IBS Capital, LLC (8)	25,624,957	26.9%
Samlyn Capital, LLC (13)	20,869,565	21.9%
Berylson Capital Partners, LLC (14)	5,620,170	5.9%
James Berylson (14)	6,893,170	7.2%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, NY 10012.
(2)

Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of February 28, 2015 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Director.
(4)	Executive officer.
(5)

Mr. Levy’s holdings include: (i) options to purchase 62,500 shares at $0.70 per share 31,250 expiring in March, 2015 and 31,250 expiring in June, 2015; (ii) options to purchase 60,000 shares of common stock at $1.00 per share expiring in October 2015; (iii) options to purchase 100,000 shares of common stock at $1.00 per share expiring in June 2016; (iii) options to purchase 100,000 shares of common stock at $0.83 per share expiring November 2016; (iv) options to purchase 100,000 shares of common stock at $1.24 per share expiring in January 2018; (v) options to purchase 100,000 shares of common stock at $1.66 per share expiring November 2022; (vi) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March 2024; (vii) options to purchase 12,500 shares of common stock at $0.66 per share expiring in February 2025.

(6)

Mr. Betz’s holdings include: options to purchase 50,000 shares of Common Stock at $0.83 per share expiring in March, 2024 and options to purchase 12,500 shares of common stock at $0.66 per share expiring in February 2025.

(7)

Mr. Concha’s holdings include options to purchase 50,000 shares of Common Stock at $0.83 per share expiring in March, 2024 and options to purchase 12,500 shares of common stock at $0.66 per share expiring in February, 2025.

(8)

Mr. Taft is President of IBS Capital LLC and deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. Based on an SEC Form 13D filed on November 12, 2014, the IBS Turnaround Fund (QP) (A Limited Partnership) owns 15,621,354 shares, including 1,841,304 shares of Common Stock issuable upon conversion of 10% PIK Election Convertible Notes due 2018 (“Series A Notes”). The IBS Turnaround Fund (A Limited Partnership) owns 7,432,596, including 876,087 shares of Common Stock issuable upon conversion of the Series A Notes. The IBS Opportunity Fund, Ltd. owns 2,571,007 shares, including 576,413 shares of Common Stock issuable upon conversion of the Series A Notes.

(9)

Mr. Zamani’s holdings include options to purchase 50,000 shares of Common Stock at $0.83 per share expiring in March, 2024 and options to purchase 12,500 shares of common stock at $0.66 per share expiring in February 2025.

(10)

Mr. Zeitoun’s holdings include (i) options (held through Material Advisors) to purchase 3,949,966 shares of common stock at $0.70 per share expiring in January 2019; (ii) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in January 2021; and (ii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November 2022.

(11)

Mr. Krishnamurti’s holdings include options to purchase 300,000 shares of common stock at $1.55 per share expiring in May 2022, 65,000 shares of common stock at $1.35 per share expiring in May, 2023, and 75,000 shares of common stock at $0.84 per share expiring in May 2024.

(12)

Mr. Gleeson’s holdings include options to purchase 900,000 shares of common stock at $1.90 per share expiring in September, 2021, options to purchase 72,406 shares of common stock at $1.66 per share expiring in November, 2022, and options to purchase 183,337 shares of common stock at $0.84 per share expiring in June 2024.

(13)

Based upon the Schedule 13D filed with the Securities and Exchange Commission on November 6, 2014, Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares of held by funds it manages by virtue of the right to vote and dispose of the securities.  The 13D indicated that Samlyn Onshore Fund, L.P. owned 7,632,609 shares, including 3,782,609 shares of common stock issuable upon conversion of the Series A Notes and Samlyn Offshore Master Fund, Ltd., owned 13,236,956 shares of Common Stock, including 7,086,956 shares of common stock issuable upon conversion of the Series A Notes.  Robert Pohly is the president of Samlyn Capital, LLC.  He has beneficial ownership of shares owned by funds of which Samlyn Capital, LLC is the general partner or investment manager, Mr. Pohly having sole voting and investment power.

(14)

Based on a Form 13G filed with the SEC on February 13, 2015, James Berylson beneficially owns 5,620,170 shares beneficially owned by Berylson Capital Partners, including 3,150,000 shares issuable on conversion of PIK Notes, and an additional 1,273,000 shares. The address of Berylson Capital Partners is 33 Arch Street, 31st Floor, Boston, MA 02110.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, approval or ratification of transactions with related persons.

Our Board of Directors reviews any transaction, except for ordinary business travel and entertainment, involving the Company and a related party before the transaction or upon any significant change in the transaction or relationship. For these purposes, the term "related-party transaction" includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K of the SEC.

Transactions with Related Persons

In 2014, the funds managed by IBS Capital LLC, of which Mr. Taft, a director is president, purchased $3,030,303 of Series A Notes for $2,000,000. The Series A Notes purchased by such funds are convertible into common stock at the rate of $.66 per share. In 2014, funds managed by Samlyn Capital, LLC purchased $10,000,000 of Series A Notes in exchange for $6,000,000 and the cancellation of a warrant to purchase five million shares of common stock of $2.00 per share. The Series A Notes purchased by the Samlyn funds are convertible into common stock at the rate of $.60 per share.

Eric Basroon, Mr. Zeitoun’s brother-in-law, was employed by the Company in 2014 as Vice President of Business Development. In 2012-2014, he received an annual salary of $200,000.  During 2012, Mr. Basroon was granted 580,930 stock options with a Black-Sholes value of $802,847. In 2014, Mr. Basroon was granted 75,000 options with a Black-Sholes value of $31,055. The options had an excericse price equal to the market price as of the date of grant.

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ are Messrs. Levy, Concha, Betz, and Zamani. They are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.  Messrs. Zeitoun and Taft are not independent under the NASDAQ standards of independence.  Mr. Zeitoun is an employee.  Mr. Taft is deemed not independent because of the size of his security holdings.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP was selected by our Board of Directors as the Company’s independent accountant for the years ending December 31, 2014 and 2013.

The following table presents fees for audit services rendered by EisnerAmper, the independent auditor for the audits of the Company’s annual consolidated financial statements for the years ended December 31, 2014 and 2013, respectively.

	December 31, 2014	December 31, 2013

Audit Fees	$117,500	$117,500
S-1 filing review	4,000	8,000
Tax Fees (1)	7,500	7,500
All Other Fees	--	--

Total	$129,000	$133,000

(1)	Tax fees represent the aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●

may apply standards of materiality that differ from those of a reasonable investor; and Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2014	$--	$--	$--	$--
2013	$25,106	$--	$25,106	$--
2012	$11,938	$13,168	$--	$25,106

Valuation allowance for deferred tax assets
2014	$21,759,577	$4,935,302	$--	$26,694,879
2013	$16,724,700	$5,034,877	$--	$21,759,577
2012	$12,820,923	$3,903,777	$--	$16,724,700

ITEM 16.

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation	(1)
3.2	Bylaws, as amended	(2)
10.1	Form of Investment Agreement used in connection with January, 2013 capital raise	(3)
10.2	Form of Investment Agreement used in connection with August, 2013 capital raise	(4)
10.3	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(5)
10.4	Form of Investment Agreement used in connection with November, 2014 capital raise	(6)
10.5	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(7)
10.6	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(8)
10.7	2012 Long Term Option Plan	(9)
10.8	Form of Stock Option Agreement	(10)
10.9	Short Term Incentive Plan	(11)
10.10	Form of Stock Grant	*
10.11	Terms of Private Placement of Securities	(12)
10.12	Directors’ Compensation	(13)
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 3(i)(a) included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(2)	Incorporated by reference to exhibit 3(i)(a) included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(3)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on January 23, 2013
(4)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(5)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(6)	Incorporated by reference to exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(7)	Incorporated by reference to exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(8)	Incorporated by reference to exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(9)	Incorporated by reference to exhibits 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(10)	Incorporated by reference to exhibits 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(11)	Incorporated by reference to exhibits 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(12)	Incorporated by reference to Items 1.01 included in the Registrant's Current Report on Form 8-K, filed on January 23, 2013, August 5, 2013, and November 5, 2014
(13)	Incorporated by reference to exhibit 10.13 included in Registrant’s Form S-1 filed on February 17, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2015.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ NAT KRISHNAMURTI
Nat Krishnamurti
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. LEVY	Director	March 27, 2015
John F. Levy

/s/ ANDRE ZEITOUN	Director	March 27, 2015
Andre Zeitoun

/s/ ROBERT BETZ	Director	March 27, 2015
Robert Betz

/s/ MARIO CONCHA	Director	March 27, 2015
Mario Concha

/s/ DAVID TAFT	Director	March 27, 2015
David Taft

/s/ ALI ZAMANI	Director	March 27, 2015
Ali Zamani