Form 10-Q
period 2015-03-31
Applied Minerals, Inc.
filed 2015-05-11
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2015 was 95,484,257.

 DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

FIRST QUARTER 2015 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$7,731,293	$10,701,666
Accounts receivable	144,270	112,831
Deposits and prepaid expenses	252,510	289,644
Total Current Assets	8,128,073	11,104,141

Property and Equipment, net	6,729,652	7,055,874

Other Assets
Deferred Financing Costs	26,875	28,750
Deposits	268,992	268,937
Total Other Assets	295,867	297,687

TOTAL ASSETS	$15,153,592	$18,457,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,491,508	$2,608,364
Current portion of notes payable	142,417	246,894
Total Current Liabilities	2,633,925	2,855,258

Long-Term Liabilities
Long-term portion of notes payable	50,064	59,145
PIK notes payable, net of $18,195,280 and $18,400,297 debt discount, respectively	13,808,269	13,024,439
PIK Note derivatives	10,154,753	10,035,625
Total Long-Term Liabilities	24,013,086	23,119,209

Total Liabilities	26,647,011	25,974,467

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 95,450,047 and 95,054,552 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	95,450	95,055
Additional paid-in capital	64,743,885	64,526,469
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(56,323,258)	(52,128,793)
Total Stockholders’ Deficit	(11,493,419)	(7,516,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,153,592	$18,457,702

 The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended
	March 31,
	2015	2014

REVENUES	$162,747	$11,014

OPERATING EXPENSES:
Production costs	2,235	3,749
Exploration costs	1,327,281	1,197,156
General and administrative	1,182,309	1,254,016
Depreciation expense	326,222	108,386
Total Operating Expenses	2,838,047	2,563,307

Operating Loss	(2,675,300)	(2,552,293)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,028,627)	(300,167)
Gain on revaluation of warrant derivative	--	725,000
Gain on revaluation of stock awards	--	38,000
(Loss) gain on revaluation of PIK Note derivative	(92,741)	1,792,500
Other expense	(397,797)	(60,265)
Total Other Income (Expense)	(1,519,165)	2,195,068

Net loss	(4,194,465)	(357,225)

Net Loss Per Share (Basic and Diluted)	$(0.04)	$-0-

Weighted Average Shares Outstanding (Basic and Diluted)	95,107,112	94,692,696

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holders’
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2014	95,054,552	$95,055	$64,526,469	$(20,009,496)	$(52,128,793)	$(7,516,765)

Shares issued for directors fees and other services	145,495	145	117,728	--	--	117,873

Stock-based compensation expense for consultants and directors	250,000	250	99,688	--	--	99,938

Net Loss	--	--	--	--	(4,194,465)	(4,194,465)

Balance, March 31, 2015	95,450,047	$95,450	$64,743,885	$(20,009,496)	$(56,323,258)	$(11,493,419)

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended
	March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(4,194,465)	$(357,225)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	326,222	108,386
Amortization of discount – PIK Notes	231,404	26,331
Amortization of deferred financing costs	1,875	--
Issuance of PIK Notes in payment of interest	578,813	525,000
Stock issued for director fees and other services	117,873	110,914
Stock-based compensation expense for consultants and directors	99,938	214,850
Gain on revaluation of stock warrant derivative	--	(725,000)
(Gain) loss on revaluation of PIK Note derivative	92,741	(1,792,500)
Gain on revaluation of stock awards	--	(38,000)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(31,439)	(5,188)
Deposits and prepaids	37,079	85,196
Increase (Decrease) in:
Accounts payable and accrued liabilities	(116,856)	(528,614)
Net cash used in operating activities	(2,856,815)	(2,375,850)

Cash Flows From Investing Activities:
Purchases of property and equipment	--	(18,539)
Construction-in-progress	--	(297,169)
Net cash used in investing activities	--	(315,708)

Cash Flows From Financing Activities:
Payments on notes payable	(113,558)	(122,898)
Net cash used in financing activities	(113,558)	(122,898)

Net change in cash and cash equivalents	(2,970,373)	(2,814,456)

Cash and cash equivalents at beginning of period	10,701,666	8,685,552

Cash and cash equivalents at end of period	$7,731,293	$5,871,096

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended
	March 31,
	2015	2014

Cash Paid For:
Interest	$4,198	$3,745
Income Taxes	$--	$1,403

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of construction in progress to buildings	$--	$2,405,648
Reclassification of construction in progress to milling equipment	$--	$1,857,727
Reclassification of construction in progress to lab equipment	$--	$96,077
Construction-in-progress in accounts payable	$--	$120,000

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended March 31, 2015, the Company's net loss was $4,194,465 and cash used in operating activities was $2,856,815. As of March 31, 2015, the Company had working capital of $5,494,148, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. ln November 2014, the Company raised $12.5 million in capital financing through the issuance of convertible PIK Notes. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company's future operating expenses as needed. However, the Company cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its inactive subsidiary in northern Idaho.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated Useful Life (years)
Building and Building Improvements	5 – 40
Mining equipment	2 – 7
Office and shop furniture and equipment	3 – 7
Vehicles	5

During the fourth quarter of 2014, the Company started using a five-year depreciation schedule with respect to its new processing plant that was commissioned in 2014.  The five-year depreciation schedule is a change from the 40 years utilized for the building and 7 years utilized for the equipment relating to the new processing plant in the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2014.  This change in useful life resulted in $587,427 of additional depreciation expense, which was recorded during the fourth quarter of 2014.  The impact of the change in the depreciation schedule would not have had a material impact on the consolidated financial statements for the three quarters previously reported on Form 10-Q.

Depreciation expense for the three months ended March 31, 2015 and 2014 totaled $326,222 and $108,386, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2015	December 31, 2014 (a)

Financial instruments:
Series 2023 PIK Note Derivative			$554,128	$554,128	$478,149
Series A PIK Note Derivative			$9,600,625	$9,600,625	$9,557,476

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$10,035,625
Issuance of additional Series 2023 PIK Note	26,387
Net unrealized loss	92,741

Balance at March 31, 2015	$10,154,753

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK note derivative to Level 3 fair value hierarchy to match with the Series A PIK note derivative since it based off of a similar model.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at March 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes materially approximates fair value. Estimated fair value of the PIK Notes Payable approximate $27,870,828 and $27,488,811, respectively, at March 31, 2015 and December 31, 2014.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.70	$0.73
Exercise price	$1.36	$1.36
Term (years)	8.33	8.58
Dividend yield	$--	$--
Expected volatility	60.9%	52.0%
Risk-free interest rate	1.81%	2.08%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.70	$0.73
Exercise price	$0.92	$0.92
Term (years)	3.58	3.83
Dividend yield	$--	$--
Expected volatility	60.9%	52.0%
Risk-free interest rate	1.81%	2.08%

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of March 31, 2015, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three months ended March 31, 2015 and 2014, respectively, is calculated based on 95,107,112 and 94,692,696 weighted average outstanding shares of common stock.

At March 31, 2015 and 2014, respectively, the Company had outstanding options and warrants to purchase 18,626,046 and 22,083,046 shares of Company common stock, and had notes payable which were convertible into 30,086,390 and 8,106,618 shares, respectively, of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at March 31, 2015.

Recent Accounting Pronouncements

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a deferral of the effective date of this ASU by one year, but permits entities to adopt one year earlier if they choose. The proposal to defer the effective date is currently not approved.The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidated financial statements.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of March 31, 2015 and December 31, 2014.

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014

Note payable for mining equipment, payable $1,339 monthly, including interest (a)	$52,414	$55,720
Note payable for mining equipment, payable $950 monthly, including interest (b)	11,579	14,057
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	--	6,033
Note payable for lab equipment, payable $9,122 monthly, including interest (d)	----	18,246
Note payable for mine site vehicle, payable $628 monthly (e)	18,851	20,736
Note payable to an insurance company, payable $21,531monthly, including interest (f)	85,422	149,036
Note payable to an insurance company, payable $6,094 monthly, including interest (g)	24,215	42,211
	192,481	306,039
Less: Current Portion	(142,417)	(246,894)
Notes Payable, Long-Term Portion	$50,064	$59,145

(a)

On October 31,2014, the Company purchased mining equipment for $57,900 by issuing a note with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30,2014.

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

(f)

The Company signed a note payable with an insurance company dated October 31, 2014 for directors’ and officers’ insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2015.

(g)	The Company signed a note payable with an insurance company dated October 31, 2014 for liability insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2015.

The following is a schedule of the principal maturities on these notes for the next four years:

April 2015 – March 2016	$142,417
April 2016 – March 2017	21,929
April 2017 – March 2018	18,925
April 2018 – March 2019	9,210
Total Notes Payable	$192,481

During the three months ended March 31, 2015 and 2014, the Company's interest payments totaled $4,178 and $3,745, respectively.

NOTE 7 – CONVERTIBLE DEBT (PIK NOTES)

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014, with key terms highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Issuance Date	August 5, 2013	November 3, 2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Original Issue Discount (OID)	N/A	$7,348,486
Maturity (Term)	10 years, but convertible after 1 year based on the market price of the Company’s stock

4 years, but may range between 2 years to the full maturity of the Series 2023 Notes, depending on whether a Specified Event occurs and/or an Extension Option is elected (see below for further details)

Exercise Price	$1.40 at inception, adjusted downward based on antidilution provisions/downround protection	$0.92 at inception, adjusted downward based on antidilution provisions; also may be reduced by $0.10 if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model

As of 03/31/2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	12,155,063	19,848,486	32,003,549
Less: Discount	(1,944,922)	(16,250,358)	(18,195,280)
PIK Note Payable, Net	10,210,141	3,598,128	13,808,269

PIK Note Derivative Liability	554,128	9,600,625	10,154,753

As of 12/31/2014, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	11,576,250	19,848,486	31,424,736
Less: Discount	(1,949,555)	(16,450,742)	(18,400,297)
PIK Note Payable, Net	9,626,695	3,397,744	13,024,439

PIK Note Derivative Liability	478,149	9,557,476	10,035,625

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

o

Liquidated Damages- The company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The Company has accrued $595,455 as Other Expense as of March 31, 2015 due to a delay in such filing.

o

The number of shares issuable under the Notes may be affected by the antidilution provisions of the Notes. The antidilution provisions adjust the Exercise Price of the Notes in the event of stock dividends and splits, issuance below the market price of the Common Stock, issuances below the conversion price of the Notes, pro rata distribution of assets, rights plans, tender offers, and exchange offers.

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

At March 31, 2015, the fair value of the Series A PIK Note Derivative was estimated to be $9,600,625. In addition, the Company amortized $200,384 of debt discount relating to the Series A PIK Notes Payable, increasing the Series A PIK Notes Payable carrying value to $3,598,128 as of March 31, 2015.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity.  The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2014, August 2014, and February 2015 the Company issued $525,000, $551,250, and $578,813, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes originally converted into the Company’s common stock at a conversion price of $1.40 per share, which is subject to anti-dilution adjustments; these antidilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes. The holders may convert the Series 2023 Notes at any time.  The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of March 31, 2015, the Company was in compliance with the covenants.

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

At March 31, 2015, the fair value of the PIK Note Derivative was estimated to be $554,128, which includes the value of the additional PIK Notes issued in February 2014, August 2014, and February 2015, for the semi-annual interest payments due. Total gain from the revaluation of the original PIK Notes derivative was $49,593 for the first quarter of 2015. In addition, during the first quarter of 2015, the Company recorded $26,387 of additional debt discount from the February 2015 issuance, and also amortized $31,020 of debt discount relating to the Series 2023 PIK Notes Payable, resulting in a total debt discount of $1,944,922 as of March 31, 2015, and increasing the Series 2023 PIK Notes Payable carrying value to $10,210,141 as of March 31, 2015.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At March 31, 2015 and December 31, 2014, 95,450,047 and 95,054,552 shares were issued and outstanding, respectively.

During the three months ended March 31, 2015, the Company issued a total of 145,495 shares of common stock valued at $107,251 to directors and consultants as payments of fees.

During the three months ended March 31, 2015, the Company issued a total of 250,000 shares of restricted stock valued at $165,000 to directors as part of the annual grant process. These shares vest 50% at the first anniversary of the grant date and 50% at the second anniversary of the grant date and will not be counted in the basic earnings per share calculation until they vest.

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants

The Company issued 5,000,000 warrants (“Samlyn warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock. The strike price of these warrants was $2.00 per share at the date of grant. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary antidilution provisions the notes contained a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price. Therefore, the fair value of these warrants (based on observable inputs using a Monte Carlo model) was recorded as a liability in the balance sheet until they are exercised or expire or are otherwise extinguished. During the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment of $0.03 from $2.00 to $1.97 in the strike price of the Samlyn warrants at that time. As discussed in Note 7, during August 2013, the Company issued $10,500,000 of 10% mandatorily convertible Series 2023 PIK Notes in a private placement, which triggered a down-round adjustment of $0.04 from $1.97 to $1.93 in the strike price of the Samlyn warrants.

On November 3, 2014, the Company cancelled the warrant arrangement, resulting in the fair value of the warrant at such date of $120,000 being credited to equity. During the three months ended March 31, 2014, the Company recognized $114,000 of Other Income (Expense) resulting from the changes in the fair value of the warrant liability.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at March 31, 2015 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.75	139,340	0.50	$0.75
$0.78	213,402	0.84	$0.78
$0.80	124,481	0.75	$0.80
$1.00	180,000	0.56	$1.00
$1.15	461,340	6.08	$1.15
$2.00	54,367	1.34	$2.00
	1,172,930	2.83	$1.01

No warrants were issued during 2014 or the first quarter of 2015. The intrinsic value of the outstanding warrants at March 31, 2014 was $0.

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

The significant assumptions relating to the valuation of the Company's options issued for the three months ended March 31, 2015 and 2014 were as follows on a weighted average basis:

	2015	2014
Dividend Yield	0%	0%
Expected Life (years)	5.6	5.2
Expected Volatility	51%	58%
Risk Free Interest Rate	1.47%	1.60%

A summary of the status and changes of the options granted under stock option plans and other agreements for the first quarter of 2015 is as follows:

	March 31, 2015
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	17,053,116	$1.02
Issued	400,000	0.68
Exercised	--	--
Forfeited	--	--
Outstanding at end of period	17,453,116	$1.01

During the three months ended March 31, 2015, the Company granted 400,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.67 and the following vesting schedule.

Vesting Information
Shares	Frequency	Begin Date	End Date
200,000	Quarterly	03/31/2015	12/31/2015
200,000	Annually	02/05/2016	02/05/2018

 A summary of the status of the options outstanding at March 31, 2015 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

200,000	9.88	$0.66	50,000	$0.66
200,000	9.88	$0.68	--	$0.68
7,358,277	3.69	$0.70	7,358,277	$0.70
3,405,134	6.44	$0.83	3,405,134	$0.83
975,000	9.20	$0.84	541,667	$0.84
60,000	1.25	$1.00	60,000	$1.00
300,000	8.39	$1.10	100,000	$1.10
300,000	8.24	$1.15	158,333	$1.15
100,000	2.84	$1.24	100,000	$1.24
115,000	5.99	$1.35	115,000	$1.35
125,000	2.84	$1.45	125,000	$1.45
330,000	6.70	$1.55	321,667	$1.55
7,645	2.84	$1.58	7,645	$1.58
3,077,060	7.65	$1.66	3,077,060	$1.66
900,000	6.39	$1.90	900,000	$1.90
17,453,116	5.72	$1.01	16,319,783	$1.02

The weighted-average grant-date fair value of options granted during the first quarter of 2015 was $0.31.

Compensation expense of $99,938 and $214,850 has been recognized for the vested options for the three months ended March 31, 2015 and 2014, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2015 was $12,000. At March 31, 2015, $499,908 of unamortized compensation expense for unvested options is expected to be recognized over the next 1.77 years on a weighted average basis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of March 31, 2015 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$271,796	$153,615	$118,181
Total	$271,796	$153,615	$118,181

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

The Company has carried out an extensive drilling program to characterize the mineralized material at the Dragon Mine. In addition, in January 2014, the Company commissioned a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to the iron oxide resource except for occasional processing of halloysite. Additionally, the Company has another processing facility with a capacity of 5,000 – 10,000 tons per annum that is dedicated to its halloysite resource.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

BUSINESS ACTIVITY – FIRST QUARTER ENDED MARCH 31, 2015

Below are some business activity highlights for the Company’s first fiscal quarter.

Technical Ceramics and Porcelain

●

During the quarter the Company continued to supply DRAGONITE to a well-known producer of ceramic formulations, which uses it as a binder for high-value ceramic tiles. During the quarter the Company’s DRAGONITE product drew additional interest from a number of potential customers within the ceramic formulations and products industries. We are focused on converting these opportunities into revenue.

●

A large manufacturer of sanitary ware products has carried out a product development scale-up of an application that utilizes DRAGONITE as an additive that both improves the green strength of the ceramic body and reduces the manufacturing time of the ceramic-based product. The Company continues to focus on the conversion of this opportunity. Management is marketing this functionality of its DRAGONITE to the two other leading global sanitary ware producers.

●

Sales agents continue to introduce the Company’s DRAGONITE to potential customers focused on ceramic applications. The purity and physical characteristics of the Dragon Mine’s halloysite clay continue to attract attention from the market.

Plastics, Adhesives and Coatings

●

Management continues to market its DRAGONITE HP as a nucleating agent additive to companies with large injection molding operations, promoting the decrease in cycle time that can be achieved from using the additive. The Company was able to secure a number of customer trials in the quarter and plans to secure additional trials in the future. Only DRAGONITE HP and one other product, which sells for $30,000 per ton, can nucleate polyethylene. Currently, a very small amount of the 50 million tons of polyethylene produced annually is nucleated, which presents a large opportunity for the Company’s DRAGONITE product. The Company also sells DRAGONITE as a nucleating agent for polypropylene.

●

Beginning in 2015, a customer that produces plastic lawn and garden products decided to outsource the molding of one of its two products utilizing DRAGONITE-HP to an injection molding contractor. As part of this transition, the injection molding contractor was introduced DRAGONITE-HP. After seeing the benefits of DRAGONITE-HP in the products produced for the lawn and garden customer, the contractor communicated to the Company its intention to utilize DRAGONITE-HP for certain other of its customers. During the first quarter of 2015, this customer ordered and received 10 tons of DRAGONITE-HP.

●

A large plastic molders located in India has tested DRAGONITE for cycle time reduction of thermoformed foam. After receiving encouraging initial results, the customer purchased additional DRAGONITE during the quarter to be used in a scale-up trial.

●

The Company continued to receive orders from a leading global producer of structural acrylic adhesives, which launched its next generation of structural acrylic products containing our DRAGONITE XR product. The volumes sold for this new acrylic adhesive product were small this quarter but demand for this new product is expected to grow in 2015, which could lead to an increase in the volume of DRAGONITE sold for this application. Additionally, this manufacturer is developing a number of new products utilizing DRAGONITE as an additive.

●	A large manufacturer of automotive tires has tested DRAGONITE for the reinforcement of rubber. During the latter half of 2014, the Company shipped DRAGONITE to the tire manufacturer to be used in a scale-up trial. The trial is scheduled to complete sometime during the first half of 2015.

●

During the quarter the Company secured an additional product trial with a leading producer of engineered wire and cable. This manufacturer is utilizing DRAGONITE to achieve enhanced flame retardancy within a polymer used for cable jackets. We expect the trial to take place in the second or third quarter of 2015. The Company is pursuing similar opportunities with other large wire and cable manufacturers.

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

●

During 2014 one of the world’s largest manufacturers of building products developed a flame retardant coating application utilizing DRAGONITE. The product has been commercialized and small amounts are being sold, resulting in a small amount of DRAGONITE being ordered this quarter. Volumes are expected to grow once this customer completes the required industry registration process for this product.

●

During the quarter the Company delivered 20 tons of DRAGONITE to the Lorama Group, Inc. (“Lorama”) that had been ordered during the fourth quarter of 2014. Lorama continues to market DRAGONITE to potential customers as a high value additive for flame retardant paints and coatings as well as for the UV curing of coatings.

●

Lorama introduced DRAGONITE to one of the largest wood coatings manufacturers in South America, which has utilized it in a flame retardant formulation for wood coatings. The product has been tested and meets industry requirements. The customer will run a plant trial in early 2015. If the trial is successful, the Company expects to realize sales of DRAGONITE to this customer during 2015.

●

In the second quarter, a distributor located in Asia approached the Company about distributing DRAGONITE in Asia. After evaluating the material, the distributor purchased an initial order of 10 tons of product.

Catalysts and Molecular Sieves

●

A high quality manufacturer of molecular sieves commenced scale-up trials using DRAGONITE as a binder for a catalyst product. A production trial is scheduled for early 2015. This potential customer has communicated to the Company that, if successful, it will commercialize this product in the latter half of 2015 or in 2016.

●

A global supplier of molecular sieves performed a successful bench-scale trial using DRAGONITE to manufacture a synthetic zeolite. Approximately 10 metric tons were shipped in October to conduct a production scale-up trial. If successful sales of DRAGONITE to this customer could start sometime during 2015.

Cosmetics

●

During the quarter the Company signed a term sheet to form a joint venture with a leading developer and retailer of cosmetic products. The joint venture will own and market a brand of cosmetic products utilizing the unique characteristics of DRAGONITE-PUREWHITE. A significant amount of work related to the development and branding of these products has occurred over the last 18 months. The Company will own a significant equity stake in the joint venture. In late April 2015 the Company and its potential partner began drafting the joint venture agreement document. The Company expects the joint venture agreement to be executed sometime in the latter half of 2015.

Iron Oxides

Pigmentary

●

During the quarter the Company delivered 20 tons of AMIRON™ to Lorama that had been ordered in the fourth quarter of 2014 for pigment applications. Lorama is currently acting as a customer and a non-exclusive distributor for the AMIRON line of iron oxide pigments. Lorama is aggressively introducing AMIRON to its paints and coatings customers located in Europe, Asia and South America and North America. These customers have indicated strong interest in the product and Lorama’s marketing efforts resulted in a number of scale-up trials conducted by potential customers.

●

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

Technical

●

During the quarter a division of a large oilfield services provider converted 20 tons of AMIRON it previously purchased to its final product to be utilized in final field trials as the active media in a scrubber to remove hydrogen sulfide from flue gas. If these field tests prove successful, this potential customer has communicated to the Company that it will commercialize this desulphurization product in 2015.

●

A large international producer of foundry molding additives validated the efficacy of AMIRON for use as a foundry sand additive for iron casting. This potential customer has approved AMIRON for iron casting. Additionally, product scale-up trials are being carried out by this potential customer for AMIRON as a foundry sand additive for steel casting. Sales of AMIRON for iron casting are expected in 2015.

●	The Company, in conjunction with a U.S. government agency, is developing an iron oxide-based oxygen carrier to be used as part of the production of clean energy.

Other

●

During the quarter the Company engaged the sales and advisory services of a former senior-level executive who focused on product innovation at one of the world’s largest consumer products companies. This individual has begun introducing the unique controlled-release functionality of DRAGONITE to companies within the consumer products space. DRAGONITE is capable of being loaded with an array of active agents and can deliver these agents over an extended time horizon. This functionality has already garnered interest from manufacturers of personal care, household cleaning and detergent products as well as from producers of fragrances and flavors used in consumer products.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated Useful Life (years)
Building and Building Improvements	5 – 40
Mining equipment	2 – 7
Office and shop furniture and equipment	3 – 7
Vehicles	5

During the fourth quarter of 2015, the Company started using a five-year depreciation schedule with respect to its new processing plant that was commissioned in 2014.  The five-year depreciation schedule is a change from the 40 years utilized for the building and 7 years utilized for the equipment relating to the new processing plant in the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2014.  This change in useful life resulted in $587,427 of additional depreciation expense, which was recorded during the fourth quarter of 2014.  The impact of the change in the depreciation schedule did not have a material impact on the consolidated financial statements for the three quarters previously reported on Form 10-Q.

Depreciation expense for the three months ended March 31, 2015 and 2014 totaled $326,222 and $108,386, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2015	December 31, 2014 (a)

Financial instruments:
Series 2023 PIK Note Derivative			$554,128	$554,128	$478,148
Series A PIK Note Derivative			$9,600,625	$9,600,625	$9,557,476

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$10,035,625
Issuance of additional Series 2023 PIK Note	26,387
Net unrealized gain	92,741

Balance at March 31, 2015	$10,154,753

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK note derivative to Level 3 fair value hierarchy to match with the Series A PIK note derivative since it based off of a similar model.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2014 and 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes materially approximate fair value. Estimated fair value of the PIK Notes Payable approximate $27,870,828 and $27,488,811, respectively, at March 31, 2015 and December 31, 2014.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.70	$0.73
Exercise price	$1.36	$1.36
Term (years)	8.33	8.58
Dividend yield	$--	$--
Expected volatility	60.9%	52.0%
Risk-free interest rate	1.81%	2.08%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.70	$0.73
Exercise price	$0.92	$0.92
Term (years)	3.58	3.83
Dividend yield	$--	$--
Expected volatility	60.9%	52.0%
Risk-free interest rate	1.81%	2.08%

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of March 31, 2015, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three months ended March 31, 2015 and 2014, respectively, is calculated based on 95,107,112 and 94,692,696 weighted average outstanding shares of common stock.

At March 31, 2015 and 2014, respectively, the Company has outstanding options and warrants to purchase 18,626,046 and 22,083,046 shares of Company common stock, and at March 31, 2015 had notes payable which were convertible into 30,086,390 shares and 8,106,618 shares of Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at March 31, 2015.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB proposed a deferral of the effective date of this ASU by one year, but permits entities to adopt one year earlier if they choose. The proposal to defer the effective date is currently not approved. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidated financial statements.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2015	2014	Amount	%

REVENUES	$162,747	$11,014	$151,733	1378%

OPERATING EXPENSES:
Production costs	2,235	3,749	(1,514)	(40%)
Exploration costs	1,327,281	1,197,156	130,125	(11%)
General and administrative	1,182,309	1,254,016	(71,707)	(6%)
Depreciation expense	326,222	108,386	217,836	201%
Total Operating Expenses	2,838,047	2,563,307	274,740	11%

Operating Loss	(2,675,300)	(2,552,293)	(123,007)	5%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,028,627)	(300,167)	(728,460)	243%
Gain on revaluation of warrant derivative	--	725,000	(725,000)	(100%)
Gain (loss) on revaluation of stock awards	--	38,000	(38,000)	(100%)
(Loss) gain on revaluation of PIK note derivative	(92,741)	1,792,500	(1,885,241)	(105%)
Other income (expense)	(397,797)	(60,265)	(337,532)	560%
Total Other Income (Expense)	(1,519,165)	2,195,068)	(3,714,233)	(169%)

Net Loss	$(4,194,465)	$(357,225)	$(3,837,240)	1074%

Revenue generated during the three months ended March 31, 2015 was $162,747, compared to $11,014 of revenue generated during the same period in 2014. The increase in first quarter 2015 revenues involved various customers, including the sale to Lorama, as described in Recent Business Developments; sales of Dragonite to a ceramic formulator; and sales to customers that use Dragonite as an additive to improve the mechanical properties of a polymer and as a nucleating agent to reduce the cycle time of molded plastic composites. Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers. We believe that a number of these potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite and/or iron ore.

Total operating expenses for the three months ending March 31, 2015 were $2,838,047 compared to $2,563,307 of operating expenses incurred during the same period in 2014, an increase of $274,740.

Exploration costs incurred during the three months ended March 31, 2015 were $1,327,281 compared to $1,197,156 of exploration costs incurred during the same period in 2014, an increase of $130,125, or 11%. Our exploration costs are related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property. The Company hired new mining personnel in 2014 and 2015 to facilitate the sorting and processing of our minerals. The increase in mine personnel costs, including health benefits and workers compensation expense, coupled with an increase in equipment purchases, were offset by reductions in minerals testing and an expired contract with OPF consulting for ceramics and proppants during the third quarter of 2014. The expired OPF contract, which was previously fixed, has been converted to a variable contract based on future sales leads.

General and administrative expenses incurred during the three months ended March 31, 2015 totaled $1,182,309 compared to $1,254,016 of expense incurred during the same period in 2014, a reduction of $71,707 or 6%. The reduction was driven primarily by a $114,913 decrease in noncash stock compensation expense. This was slightly offset by increased consulting expense relating to cosmetics, as discussed in Recent Business Developments.

Net Loss for the three-month period ending March 31, 2015 was $4,194,465 compared to a loss of $357,225 incurred during the same period in 2014, an increase of $3,837,240 or 1074%. The increase in the Net Loss was primarily due to higher interest expense during the first quarter of 2015 relating to the issuance of PIK Notes, loss on revaluation of PIK Note derivative and PIK notes registration penalty.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended March 31, 2015, the Company's net loss was $4,194,465 and cash used in operating activities was $2,856,815. As of March 31, 2015, the Company had working capital of $5,494,148, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. ln November 2014, the Company raised $12.5 million in capital financing through the issuance of PIK Notes. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company's future operating expenses as needed. However, the Company cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash used in operating activities in 2015 was $2,856,815 compared to $2,375,850 of cash used during the same period in 2014. The key difference is in the timing of certain payments made over both periods.

Cash used in investing activities during 2015 was $-0- compared to a use of $315,708 during the same period in 2014. The 2014 costs mainly relate to the construction of the new mill.

Cash used in financing activities during 2015 was $113,558 compared to $122,898 of cash used during the same period in 2014 as payment to notes payable.

 Our total assets as of March 31, 2015 were $15,153,592 compared to $18,457,702 at December 31, 2014, or a decrease of $3,304,110, mainly due to funding operations. Total liabilities were $26,647,011 at March 31, 2015, compared to $25,974,467 at December 31, 2014. The increase is mainly due to the establishment of a new PIK Note liability and related derivative resulting from the issuance of PIK Notes in November 2014 (See next section- Issuance of Convertible Debt).

ISSUANCE OF CONVERTIBLE DEBT

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014, with key terms highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Issuance Date	August 5, 2013	November 3, 2014
Cash Received	$10,500,000	$12,500,000
Principal	$10,500,000	$19,848,486
Original Issue Discount (OID)	N/A	$7,348,486
Maturity (Term)	10 years, but convertible after 1 year based on the market price of the Company’s stock

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

o

Liquidated Damages- The company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The Company has accrued $595,455 as Other Expense as of March 31, 2015 due to a delay in such filing.

o

The number of shares issuable under the Notes may be affected by the antidilution provisions of the Notes. The antidilution provisions adjust the Exercise Price of the Notes in the event of stock dividends and splits, issuance below the market price of the Common Stock, issuances below the conversion price of the Notes, pro rata distribution of assets, rights plans, tender offers, and exchange offers.

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

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to anti-dilution adjustments; these antidilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, the Series 2023 Notes were convertible into 7,500,000 shares of the common stock. The holders may convert the Series 2023 Notes at any time.  The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of March 31, 2015 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$271,796	$153,615	$118,181
Total	$271,796	$153,615	$118,181

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

ITEM 1A. RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2014 Annual Report on Form 10-K.

The Company has a history of recurring losses from operations and use of cash in operating activities as it is still an exploration stage company. For the three months ended March 31, 2015, the Company's net loss was $4,194,465 and cash used in operating activities was $2,856,815. As of March 31, 2015, the Company had working capital of $5,494,148, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. ln November 2014, the Company raised $12.5 million in capital financing through the issuance of PIK Notes. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company's future operating expenses as needed. However, the Company cannot provide any assurance that it will be able to raise additional capital as needed. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

APPLIED MINERALS, INC.

Dated: May 11, 2015	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 11, 2015	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer