Form 10-Q
period 2015-06-30
Applied Minerals, Inc.
filed 2015-08-07
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2015 was 96,711,662.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

SECOND QUARTER 2015 REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,749,056	$10,701,666
Accounts receivable	24,211	112,831
Deposits and prepaid expenses	155,571	289,644
Total Current Assets	5,928,838	11,104,141

Property and Equipment, net	6,420,964	7,055,874

Other Assets
Deferred Financing Costs	25,000	28,750
Deposits	269,061	268,937
Total Other Assets	294,061	297,687

TOTAL ASSETS	$12,643,863	$18,457,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,891,175	$2,608,364
Current portion of notes payable	57,948	246,894
Total Current Liabilities	2,949,123	2,855,258

Long-Term Liabilities
Long-term portion of notes payable	44,651	59,145
PIK notes payable, net of $17,919,567 and $18,400,297 debt discount, respectively	14,083,982	13,024,439
PIK Note derivatives	8,841,643	10,035,625
Total Long-Term Liabilities	22,970,276	23,119,209

Total Liabilities	25,919,399	25,974,467

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 96,614,033 and 95,054,552 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	96,614	95,055
Additional paid-in capital	65,689,480	64,526,469
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(59,052,134)	(52,128,793)
Total Stockholders’ Deficit	(13,275,536)	(7,516,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,643,863	$18,457,702

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$65,848	$47,993	$228,595	$59,007

OPERATING EXPENSES:
Production costs	3,934	21,567	6,170	25,316
Exploration costs	1,291,197	1,257,579	2,618,478	2,454,735
General and administrative	1,247,466	1,343,719	2,429,775	2,597,735
Depreciation expense	326,684	137,193	652,905	245,579
Total Operating Expenses	2,869,281	2,760,058	5,707,328	5,323,365

Operating Loss	(2,803,433)	(2,712,065)	(5,478,733)	(5,264,358)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,092,595)	(304,196)	(2,121,222)	(604,363)
Gain (loss) on revaluation of warrant derivative	--	(25,000)	--	700,000
Gain on revaluation of stock award	--	72,000	--	110,000
Gain (loss) on revaluation of PIK Note derivative	1,313,110	(39,375)	1,220,369	1,753,125
Other income (expense)	(145,958)	(27,068)	(543,755)	(87,333)
Total Other Income (Expense)	74,557	(323,639)	(1,444,608)	1,871,429

Net Loss	$(2,728,876)	$(3,035,704)	$(6,923,341)	$(3,392,929)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.03)	$(0.07)	$(0.04)

Weighted Average Shares Outstanding (Basic and Diluted)	95,653,519	94,860,753	95,381,825	94,777,189

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit
			Additional	Prior to	During	Total
			Paid-In	Exploration	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Deficit

Balance, December 31, 2014	95,054,552	$95,055	$64,526,469	$(20,009,496)	$(52,128,793)	$(7,516,765)

Shares issued for directors' fees and other services	544,395	544	215,417	--	--	215,961

Stock-based compensation expense	--	--	207,598	--	--	207,598

Shares issued for liquidated damages	1,015,086	1,015	739,996			741,011

Net Loss	--	--	--	--	(6,923,341)	(6,923,341)

Balance, June 30, 2015	96,614,033	$96,614	$65,689,480	$(20,009,496)	$(59,052,134)	$(13,275,536)

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(6,923,341)	$(3,392,929)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	652,905	245,579
Amortization of discount – PIK Notes	507,116	53,683
Amortization of deferred financing costs	3,750	--
Issuance of PIK Notes in payment of interest	578,813	525,000
Shares issued for director fees and other services	215,961	220,880
Stock-based compensation expense for consultants and directors	207,598	586,068
Share issued for liquidated damages	541,011	--
Gain on revaluation of stock warrant derivative	--	(700,000)
Gain on revaluation of PIK Note derivative	(1,220,369)	(1,753,125)
Gain on revaluation of stock awards	--	(110,000)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	88,620	(13,895)
Deposits and prepaids	133,949	138,439
Increase (Decrease) in:
Accounts payable and accrued liabilities	482,812	(203,996)
Net cash used in operating activities	(4,731,175)	(4,404,296)

Cash Flows From Investing Activities:
Purchases of property and equipment	(17,995)	(306,266)
Construction-in-progress	--	(513,278)
Net cash used in investing activities	(17,995)	(819,544)

Cash Flows From Financing Activities:
Payments on notes payable	(203,440)	(251,600)
Net cash used in financing activities	(203,440)	(251,600)

Net change in cash and cash equivalents	(4,952,610)	(5,475,440)

Cash and cash equivalents at beginning of period	10,701,666	8,685,552

Cash and cash equivalents at end of period	$5,749,056	$3,210,112

Cash Paid For:
Interest	$5,974	$6,121
Income Taxes	$--	$1,403

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of construction in progress to buildings	$--	$2,405,648
Reclassification of construction in progress to milling equipment	$--	$1,857,727
Reclassification of construction in progress to lab equipment	$--	$96,077
Additional large mine permit deposit in accounts payable	$--	$49,167
Property and equipment financed with notes payable	$--	$91,229
Laboratory equipment in accounts payable	$--	$378,485
Reclassification from buildings to milling equipment	$--	$319,328

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities. For the six months ended June 30, 2015, the Company's net loss was $6,923,341 and cash used in operating activities was $4,731,175. As of June 30, 2015, the Company had working capital of $2,979,715, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the fourth quarter of 2014, the Company started using a five-year depreciation schedule with respect to its new processing plant that was commissioned in 2014.  The five-year depreciation schedule is a change from the 40 years utilized for the building and 7 years utilized for the equipment relating to the new processing plant in the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2014.  This change in useful life resulted in $587,427 of additional depreciation expense, which was recorded during the fourth quarter of 2014.  The impact of the change in the depreciation schedule did not have had a material impact on the consolidated financial statements for the three quarters previously reported on Form 10-Q.

Depreciation expense for the three months ended June 30, 2015 and 2014 totaled $326,684 and $137,193, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $652,905 and $245,579, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2015	December 31, 2014 (a)

Financial instruments:
Series 2023 PIK Note Derivative			$482,627	$482,627	$478,149
Series A PIK Note Derivative			$8,359,016	$8,359,016	$9,557,476

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK note derivative to Level 3 fair value hierarchy to match with the Series A PIK note derivative since it is based off of a similar model.

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$10,035,625
Issuance of additional Series 2023 PIK Note	26,387
Net unrealized gain	(1,220,369)

Balance at June 30, 2015	$8,841,643

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at June 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $20,175,113 and $19,006,908, respectively, at June 30, 2015 and December 31, 2014. The estimated fair value of the PIK Notes at December 31, 2014 has been restated to correct a mechanical error in the calculation of the estimated fair value for both the Series A and Series 2023 Notes Payable. This mechanical error had no impact on the reported December 31, 2014 consolidated financial statements.

For the Company's PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model and the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.58	$0.73
Exercise price	$1.36	$1.36
Term (years)	8.08	8.58
Dividend yield	$--	$--
Expected volatility	62.2%	52.0%
Risk-free interest rate	2.17%	2.08%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.58	$0.73
Exercise price	$0.92	$0.92
Term (years)	3.17	3.83
Dividend yield	$--	$--
Expected volatility	62.2%	52.0%
Risk-free interest rate	2.17%	2.08%

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 30, 2015, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three and six months ended June 30, 2015 and 2014 is calculated based on the weighted average outstanding shares of common stock during such periods.

At June 30, 2015 and 2014, respectively, the Company had outstanding options and warrants to purchase 18,989,402 shares and 23,258,046 shares of Company common stock, and had notes payable which were convertible into 31,590,709 shares and 7,875,000 shares of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at June 30, 2015.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidated financial statements.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of June 30, 2015 and December 31, 2014.

NOTE 6 - NOTES PAYABLE

Notes payable at June 30, 2015 and December 31, 2014 consist of the following:

	June 30,	December 31,
	2015	2014

Note payable for mining equipment, payable $1,339 monthly, including interest (a)	$49,065	$55,720
Note payable for mining equipment, payable $950 monthly, including interest (b)	9,030	14,057
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	--	6,033
Note payable for lab equipment, payable $9,122 monthly, including interest (d)	----	18,246
Note payable for mine site vehicle, payable $628 monthly (e)	16,966	20,736
Note payable to an insurance company, payable $21,531 monthly, including interest (f)	21,460	149,036
Note payable to an insurance company, payable $6,094 monthly, including interest (g)	6,078	42,211
	102,599	306,039
Less: Current Portion	(57,948)	(246,894)
Notes Payable, Long-Term Portion	$44,651	$59,145

(a)

On October 31, 2014, the Company purchased mining equipment for $57,900 by issuing a note with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

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

(g)	The Company signed a note payable with an insurance company dated October 31, 2014 for liability insurance, due in monthly installments, including interest at 3.15%. The note will mature on July 2015.

The following is a schedule of the principal maturities on these notes for the next four years:

July 2015 – June 2016	$57,948
July 2016 – June 2017	22,116
July 2017 – June 2018	17,238
July 2018 – June 2019	5,297
Total Notes Payable	$102,599

During the three and six months ended June 30, 2015, the Company's interest payments totaled related to these notes $1,776 and $5,974, respectively.

NOTE 7– CONVERTIBLE DEBT (PIK NOTES)

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

Exercise Price	$1.40 at inception, adjusted downward based on antidilution provisions/downround protection	$0.92 at inception, adjusted downward based on antidilution provisions; also may be reduced by $0.10 if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of antidilution provisions; revalued every quarter using Monte Carlo model

As of 06/30/2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	12,155,063	19,848,486	32,003,549
Less: Discount	(1,912,683)	(16,006,884)	(17,919,567)
PIK Note Payable, Net	10,242,380	3,841,602	14,083,982

PIK Note Derivative Liability	482,627	8,359,016	8,841,643

As of 12/31/2014, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	11,576,250	19,848,486	31,424,736
Less: Discount	(1,949,555)	(16,450,742)	(18,400,297)
PIK Note Payable, Net	9,626,695	3,397,744	13,024,439

PIK Note Derivative Liability	478,149	9,557,476	10,035,625

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

o

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant to antidilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.

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

o

Liquidated Damages- The company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The registration statement became effective on July 8, 2015. Liquidated damages of $541,011 has been charged to other expenses during the six months ended June 30, 2015 due to the delay in its effective date, such amount is in addition to $200,000 accrued at December 31, 2014. During the second quarter of 2015, the Company issued 1,015,086 shares valued at $741,011 to Series A noteholders as payment of liquidated damages.

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

At June 30, 2015, the fair value of the Series A PIK Note Derivative was estimated to be $8,359,016. In addition, the Company amortized $443,858 of debt discount relating to the Series A PIK Notes Payable, increasing the Series A PIK Notes Payable carrying value to $3,841,602 as of June 30, 2015.

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

The Series 2023 Notes originally converted into the Company’s common stock at a conversion price of $1.40 per share, which is subject to anti-dilution adjustments; these antidilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes. The holders may convert the Series 2023 Notes at any time.  The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price.  The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of June 30, 2015, the Company was in compliance with the covenants.

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

At June 30, 2015, the fair value of the PIK Note Derivative was estimated to be $482,627, which includes the value of the additional PIK Notes issued in February 2014, August 2014, and February 2015, for the semi-annual interest payments due. In addition, during the first quarter of 2015, the Company recorded $26,387 of additional debt discount from the February 2015 issuance, and also amortized $63,259 of debt discount relating to the Series 2023 PIK Notes Payable, resulting in a total debt discount of $1,912,683 as of June 30, 2015, and increasing the Series 2023 PIK Notes Payable carrying value to $10,242,380 as of June 30, 2015.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At June 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At June 30, 2015 and December 31, 2014, 96,614,033 and 95,054,552 shares were issued and outstanding, respectively.

During the six months ended June 30, 2015, the Company issued a total of 226,829 shares of common stock valued at $171,373 to consultants as payments of fees.

During the six months ended June 30, 2015, the Company issued a total of 317,566 shares of restricted stock valued at $213,798 to directors for services as Board members.

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

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at June 30, 2015 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.75	139,340	0.25	$0.75
$0.78	213,402	0.59	$0.78
$0.80	124,481	0.50	$0.80
$1.00	180,000	0.31	$1.00
$1.15	461,340	5.83	$1.15
$2.00	54,367	1.09	$2.00
	1,172,930	2.58	$1.01

No warrants were issued during the three and six months ended June 30, 2015 and 2014. The intrinsic value of the outstanding warrants at June 30, 2015 and 2014 was $0.

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

The significant assumptions relating to the valuation of the Company's options issued for the three months ended June 30, 2015 and 2014 were as follows on a weighted average basis:

	2015	2014
Dividend Yield	0%	0%
Expected Life (years)	5.6	5 - 6
Expected Volatility	51%	55.70%
Risk Free Interest Rate	1.47%	1.71 – 1.90%

A summary of the status and changes of the options granted under stock option plans and other agreements for the six months ended June 30, 2015 is as follows:

	June 30, 2015
	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	17,053,116	$1.02
Issued	888,356	0.70
Exercised	--	--
Expired	(125,000)	--
Outstanding at end of period	17,816,472	$1.00

During the six months ended June 30, 2015, the Company granted 888,356 options to purchase the Company’s common stock with a weighted average exercise price of $0.70 and the following vesting schedule.

Vesting Information
Options	Frequency	Begin Date	End Date
200,000	Quarterly	03/31/2015	12/31/2015
200,000	Annually	02/05/2016	02/05/2018
100,000	Monthly	04/30/2015	03/31/2016
38,356	Quarterly	07/15/2015	04/16/2016
350,000	Annually	06/01/2016	06/01/2018

A summary of the status of the options outstanding at June 30, 2015 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

200,000	9.63	$0.66	100,000	$0.66
200,000	9.61	$0.68	--	$--
7,233,277	3.50	$0.70	7,233,277	$0.70
488,356	9.89	$0.73	25,000	$0.73
3,405,134	6.19	$0.83	3,405,134	$0.83
975,000	8.95	$0.84	591,667	$0.84
60,000	1.00	$1.00	60,000	$1.00
300,000	8.15	$1.10	100,000	$1.10
300,000	7.99	$1.15	183,333	$1.15
100,000	2.59	$1.24	100,000	$1.24
115,000	5.74	$1.35	115,000	$1.35
125,000	2.59	$1.45	125,000	$1.45
330,000	6.45	$1.55	330,000	$1.55
7,645	2.59	$1.58	7,645	$1.58
3,077,060	7.40	$1.66	3,077,060	$1.66
900,000	6.14	$1.90	900,000	$1.90
17,816,472	5.63	$1.02	16,353,116	$1.02

The weighted-average grant-date fair value of options granted during the first half of 2015 was $0.31.

Compensation expense of $107,660 and $371,218 has been recognized for the vested options for the three months ended June 30, 2015 and 2014, respectively and $207,598 and $586,068 for the six months ended June 30, 2015 and 2014 respectively. The aggregate intrinsic value of the outstanding options at June 30, 2015 was $0. At June 30, 2015, 543,564 of unamortized compensation expense for unvested options is expected to be recognized over the next 1.78 years on a weighted average basis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of June 30, 2015 that requires us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$233,722	$154,935	$78,787
Total	$233,722	$154,935	$78,787

Contingencies

The Company was named as the defendant in a lawsuit filed on April 18, 2014 in state District court in Salt Lake City, Utah.  The plaintiff is Tekko Enterprises, Inc., which was hired in 2012 as project manager for the construction of a processing plant at the Company’s Dragon Mine property and terminated in 2013 before the completion of the plant.  The complaint seeks damages of $346,000, which represents unpaid amounts that the plaintiff claims it is entitled to under the project management agreement and two purchase orders.  The Company intends to vigorously defend against the claims and to counterclaim.

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the above matter, we may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which could have a material adverse effect on our financial condition, cash flows or results of operations.

NOTE 11 - SUBSEQUENT EVENT

In July 2015 the Company implemented a number of cost-savings initiatives at its Utah property.  The majority of these costs savings will be realized through a reduction in the workforce employed at the Dragon Mine.  Most of these workers had been focused on underground development, which included (i) the establishment of the underground mine's infrastructure and (ii) the opening up of faces of iron oxide and halloysite clay that will be needed for future production. Given that the great majority of this underground development work has now been completed, the Company no longer needs the workers dedicated to these activities. As demand for our iron oxide and halloysite clay products grows, the Company may need to increase its underground mining staff to meet such demand.  The Company did not incur any material severance liabilities as a result of the reduction in work force.

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

BUSINESS ACTIVITY – SECOND QUARTER ENDED JUNE 30, 2015

Below are some business activity highlights for the Company’s second fiscal quarter.

Technical Ceramics and Porcelain

●

During the quarter the Company continued to work with one of the world’s leading sanitary ware producers regarding the use of DRAGONITE as a ceramic binder to improve the green strength of the ceramic body and reduce manufacturing time. Additionally, this potential customer has begun an evaluation of DRAGONITE as a glaze for its ceramic products.

●	During the quarter the Company continued to sell product to a producer of ceramic formulations that utilizes it as a binder for high-value ceramic tiles.

Plastics, Adhesives and Coatings

●

During the quarter the Company received very positive results from a product trial run by a leading cable and wire manufacturer. The results of the trial demonstrated DRAGONITE performs as an effective reinforcing flame retardant.

●

During the quarter a global manufacturer of silicone products completed testing of DRAGONITE-HP in a product in which it achieved improved flame retardancy and more uniform foam cell size. This potential customer has indicated that it expects to commercialize this product in the fourth quarter of 2015 or first quarter of 2016.

●	The Company continued to receive small orders from a leading global producer of structural acrylic adhesives, which incorporates DRAGONITE-XR in its next generation of structural acrylic products.

●	During the quarter the Company received an order for 10 metric tons of DRAGONITE from a Taiwan-based distributor that is exploring distributing the product in Asia to a number of application markets.

Catalysts and Molecular Sieves

●

During the quarter a leading global producer of molecular sieves completed a production scale trial of DRAGONITE as a binder for a catalyst product. DRAGONITE has now been approved by this manufacturer who has indicated it intends to begin ordering the product in late 2015 or early 2016.

Cosmetics

●

During the quarter the Company was focused on finalizing the details of a joint venture agreement with a leading developer and retailer of cosmetics. The joint venture will own and market a brand of cosmetic products utilizing the unique characteristics of DRAGONITE-PUREWHITE. The Company will own a significant equity stake in the joint venture and is currently on track to close the agreement during the second half of 2015.

Cementing

●

During the quarter the Company continued marketing its DRAGONITE product to the cement admixture market as well as to consumers of high performance cement. Recent research demonstrates how halloysite, when added to a cement formulation, results in significant improvements in tensile strength and compressive strength while also reducing in permeability. Cement and concrete mixtures, on their own, lack significant tensile strength and must often be reinforced with steel to achieve the tensile strength required by many applications. One patent, published in April 2014 (US20140090842 A1), demonstrates how just a 1.5% loading of DRAGONITE by weight to a cement mixture produces an increase in tensile strength of ~ 135%, a significant increase over a leading strength additive used in well cement. We believe the cementing market offers an attractive opportunity for DRAGONITE.

Iron Oxides

Pigmentary

●	During the quarter The Lorama Group continued sampling its AMIRON pigment products to its customer base. The product is now available in powder and dispersion form.

●	During the quarter a leading producer of mulch colorants successfully tested AMIRON at its Brazilian subsidiary. This subsidiary intends to commercialize a mulch colorant utilizing AMIRON.

Technical

●

During the quarter a leading oil and gas field services company successfully completed final field trials of AMIRON as a desulphurization catalyst for use in natural gas drilling operations. The Company is currently contemplating the terms of a supply agreement with this potential customer.

●	During the quarter the Company received an order for 10 tons on AMIRON from a leading biogas digestor manufacturer and operator located in South Korea.

Other

●

During the quarter the Company hired Brian Newsome as its Director of Sales. Mr. Newsome previously worked as Sales Manager for BASF SE within its kaolin division. Mr. Newsome brings significant sales experience to the Company and will focus primarily on (i) the marketing of the Company’s DRAGONITE products to high value application markets and (ii) the establishment and management of relationships with a number of global distributors.

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

The following accounting policies have been identified by management as policies critical to the Company's financial reporting:

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2015	December 31, 2014 (a)

Financial instruments:
Series 2023 PIK Note Derivative			$482,627	$482,627	$478,149
Series A PIK Note Derivative			$8,359,016	$8,359,016	$9,557,476

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$10,035,625
Issuance of additional Series 2023 PIK Note	26,387
Net unrealized gain	(1,220,369)

Balance at June 30, 2015	$8,841,643

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK note derivative to Level 3 fair value hierarchy to match with the Series A PIK note derivative since it is based off of a similar model.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at June 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $20,175,113 and $19,006,908, respectively, at June 30, 2015 and December 31, 2014. The estimated fair value of the PIK Notes at December 31, 2014 has been restated to correct a mechanical error in the calculation of the estimated fair value for both the Series A and Series 2023 Notes Payable. This mechanical error had no impact on the reported December 31, 2014 consolidated financial statements.

For the Company's PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model and the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.58	$0.73
Exercise price	$1.36	$1.36
Term (years)	8.08	8.58
Dividend yield	$--	$--
Expected volatility	62.2%	52.0%
Risk-free interest rate	2.17%	2.08%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.58	$0.73
Exercise price	$0.92	$0.92
Term (years)	3.17	3.83
Dividend yield	$--	$--
Expected volatility	62.2%	52.0%
Risk-free interest rate	2.17%	2.08%

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidated financial statements.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2015	2014	Amount	%

REVENUES	$65,848	$47,993	$17,855	37%

OPERATING EXPENSES:
Production costs	3,934	21,567	(17,633)	-82%
Exploration costs	1,291,197	1,257,579	33,618	3%
General and administrative	1,247,466	1,343,719	(96,253)	-7%
Depreciation expense	326,684	137,193	189,491	138%
Total Operating Expenses	2,869,281	2,760,058	109,223	4%

Operating Loss	(2,803,433)	(2,712,065)	(91,368)	3%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,092,595)	(304,196)	(788,399)	259%
(Loss) gain on revaluation of warrant derivative	--	(25,000)	25,000	-100%
Gain on revaluation of stock award	--	72,000	(72,000)	-100%
Gain (Loss) on revaluation of PIK note derivative	1,313,110	(39,375)	1,352,485	-3435%
Other income (expense)	(145,958)	(27,068)	(118,890)	439%
Total Other Income (Expense)	74,557	(323,639)	398,196	-123%

Net Loss	$(2,728,876)	$(3,035,704)	$306,828	-10%

Revenue generated during the three months ended June 30, 2015 was $65,848, compared to $47,993 of revenue generated during the same period in 2014. The main increase was due to increased sales of Dragonite to a ceramic formulator. Quarterly revenue may be unpredictable as we are in various stages of product development, ongoing trials and the building of stockpile levels.

Total operating expenses for the three months ending June 30, 2015 were $2,869,281 compared to $2,760,058 of operating expenses incurred during the same period in 2014, an increase of $109,223 or 4%. The increase was due primarily to a $189,490 increase in depreciation expense as fixed assets were moved from Construction-in-Progress and depreciated as a result of the new mill, offset by $96,253, or 7%, decrease in general and administrative costs.

Exploration costs incurred during the three months ended June 30, 2015 were $1,291,197 compared to $1,257,579 of exploration costs incurred during the same period in 2014, an increase of $33,618, or 3%. The Company hired new mining personnel in 2014 and 2015 to facilitate the sorting and processing of our minerals. The increase in mine personnel costs, including health benefits and workers compensation expense, coupled with an increase in equipment rentals, were offset by reductions in minerals testing and an expired contract with OPF consulting for ceramics and proppants during the third quarter of 2014. The expired OPF contract, which was previously fixed, has been converted to a variable contract based on future sales leads.

In July 2015 the Company implemented a number of cost-savings initiatives at its Utah property.  The majority of these costs savings will be realized through a reduction in the workforce employed at the Dragon Mine.  Most of these workers had been focused on underground development, which included (i) the establishment of the underground mine's infrastructure and (ii) the opening up of faces of iron oxide and halloysite clay that will be needed for future production. Given that the great majority of this underground development work has now been completed, the Company no longer needs the workers dedicated to these activities. As demand for our iron oxide and halloysite clay products grows, the Company may need to increase its underground mining staff to meet such demand.  The Company did not incur any material severance liabilities as a result of the reduction in work force.

General and administrative expenses incurred during the three months ended June 30, 2015 totaled $1,247,466 compared to $1,343,719 of expense incurred during the same period in 2014, a decrease of $96,253 or 7%. Stock compensation expense reduced by $371,218 to $107,660 due to a lower amount of stock options issued in 2015. This reduction was mainly offset by increases in: professional services due to additional registration statements filed; shareholder expenses as the Company hired a new investor relations firm; and an increase in director fees due to the addition of a Board member.

Net loss for the three-month period ending June 30, 2015 was $2,728,876 compared to a loss of $3,035,704 incurred during the same period in 2014, a decrease of $306,828 or 10%. The reduction in the net loss was primarily due to a $398,196 reduction in Other Expense, offset by a $109,223 increase in operating expenses and a $17,855 increase of revenue, as described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2015	2014	Amount	%
REVENUES	$228,595	$59,007	$169,588	287%

OPERATING (INCOME) EXPENSES:
Production costs	6,170	25,316	(19,146)	-76%
Exploration costs	2,618,478	2,454,735	163,743	7%
General and administrative	2,429,775	2,597,735	(167,960)	-6%
Depreciation expense	652,905	245,579	407,326	166%
Total Operating Expenses	5,707,328	5,323,365	383,963	7%

Net Operating Loss	(5,478,733)	(5,264,358)	(214,375)	4%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,121,222)	(604,363)	(1,516,859)	251%
Gain on revaluation of warrant derivative	--	700,000	(700,000)	-100%
Gain on revaluation of stock awards	--	110,000	(110,000)	-100%
Gain on revaluation of PIK note derivative	1,220,369	1,753,125	(532,756)	-30%
Other income (expense)	(543,755)	(87,333)	(456,422)	523%
Total Other Income (Expense)	(1,444,608)	1,871,429	(3,316,037)	-177%

Net Loss	$(6,923,341)	$(3,392,929)	$(3,530,412)	104%

Revenue generated during the six months ended June 30, 2015 was $228,595, compared to $59,007 of revenue generated during the same period in 2014. The increase in first half 2015 revenues involved various customers, including the sale to Lorama, as described in Recent Business Developments; sales of Dragonite to a ceramic formulator; and sales to customers that use Dragonite as an additive to improve the mechanical properties of a polymer and as a nucleating agent to reduce the cycle time of molded plastic composites. Quarterly revenue may be unpredictable as we are in various stages of product development, ongoing trials and the building of stockpile levels.

Total operating expenses for the six months ending June 30, 2015 were $5,707,328 compared to $5,323,365 of expenses incurred during the same period in 2014, an increase of $383,963 or 7%.

Exploration costs incurred during the six months ended June 30, 2015 were $2,618,478 compared to $2,454,735 of costs incurred during the same period in 2014, an increase of $163,743 or 7%. The Company hired new mining personnel in 2014 and 2015 to facilitate the sorting and processing of our minerals. The increase in mine personnel costs, including health benefits and workers compensation expense, coupled with an increase in equipment rentals, were offset by reductions in minerals testing and an expired contract with OPF consulting for ceramics and proppants during the third quarter of 2014. The expired OPF contract, which was previously fixed, has been converted to a variable contract based on future sales leads.

In July 2015 the Company implemented a number of cost-savings initiatives at its Utah property.  The majority of these costs savings will be realized through a reduction in the workforce employed at the Dragon Mine.  Most of these workers had been focused on underground development, which included (i) the establishment of the underground mine's infrastructure and (ii) the opening up of faces of iron oxide and halloysite clay that will be needed for future production. Given that the great majority of this underground development work has now been completed, the Company no longer needs the workers dedicated to these activities. As demand for our iron oxide and halloysite clay products grows, the Company may need to increase its underground mining staff to meet such demand.  The Company did not incur any material severance liabilities as a result of the reduction in work force.

General and administrative expenses incurred during the six months ended June 30, 2015 totaled $2,429,775 compared to $2,597,735 of expense incurred during the same period in 2014, a decrease of $167,960 or 6%. Stock compensation expense reduced by $378,470 due to a lower amount of stock options issued in 2015. This reduction was mainly offset by increases in professional services due to additional registration statements filed; shareholder expenses as the Company hired a new investor relations firm; and an increase in director fees due to the addition of a Board member.

Net loss for the six-month period ended June 30, 2015 was $6,923,341 compared to a loss of $3,392,929 incurred during the same period in 2014, an increase of $3,530,412 or 104%. The increase in the net loss was due to a $3,316,037 increase in Other Expense, primarily from an increase in PIK Note interest, and a $383,963 increase in operating expense, offset by a $169,588 increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended June 30, 2015, the Company's net loss was $2,728,876 and cash used in operating activities was $1,874,360. For the six months ended June 30, 2015, the Company’s net loss was $6,923,341 and cash used in operating activities was $4,731,175. As of June 30, 2015, the Company has working capital of $2,979,715, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, or debt or the disposal of certain non-core assets to raise additional capital. ln November 2014, the Company raised $12.5 million in capital financing through the issuance of PIK Notes. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to reduce the Company's future operating expenses as needed. However, the Company cannot provide any assurance that it will be able to raise additional capital as needed.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In July 2015 the Company implemented a number of cost-savings initiatives at its Utah property.  The majority of these costs savings will be realized through a reduction in the workforce employed at the Dragon Mine.  Most of these workers had been focused on underground development, which included (i) the establishment of the underground mine's infrastructure and (ii) the opening up of faces of iron oxide and halloysite clay that will be needed for future production. Given that the great majority of this underground development work has now been completed, the Company no longer needs the workers dedicated to these activities. As demand for our iron oxide and halloysite clay products grows, the Company may need to increase its underground mining staff to meet such demand.  The Company did not incur any material severance liabilities as a result of the reduction in work force.

Cash used in operating activities during the six months ended June 30, 2015 was $4,731,175 compared to $4,404,296 of cash used during the same period in 2014. The key difference is in the timing of certain payments made over both periods.

Cash used in investing activities during the six months ended June 30, 2015 was $17,995 compared to a use of $819,544 during the same period in 2014. The Company incurred costs relating to the new mill, which was commissioned with the lab and office during the first half of 2014.

Cash used by financing activities during the six months ended June 30, 2015 was $203,440 compared to $251,600 of cash used during the same period in 2014, mainly due to lower payments on notes payable.

Our total assets as of June 30, 2015 were $12,643,863 compared to $18,457,702 at December 31, 2014, or a decrease of $5,813,839, mainly due to funding operations. Total liabilities were $25,919,399 at June 30, 2015, compared to $25,974,467 at December 31, 2014 mainly due to payment of notes payable.

ISSUANCE OF CONVERTIBLE DEBT

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014, See Note 7 in the consolidated financial statements for key terms of the Notes.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of June 30, 2015 that requires us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$233,722	$154,935	$78,787
Total	$233,722	$154,935	$78,787

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company was named as the defendant in a lawsuit filed on April 18, 2014 in state district court in Salt Lake City, Utah.  The plaintiff is Tekko Enterprises, Inc., which was hired in 2012 as project manager for the construction of a processing plant at the Company’s Dragon Mine property and terminated in 2013 before the completion of the plant.  The complaint seeks damages of $346,000, which represents unpaid amounts that the plaintiff claims it is entitled to under the project management agreement and two purchase orders.  The Company intends to vigorously defend against the claims and to counterclaim.

In addition to the matter described above, we may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business which could have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2014 Annual Report on Form 10-K.

The Company has a history of recurring losses from operations and use of cash in operating activities as it is still an exploration stage company. For the three months ended June 30, 2015, the Company's net loss was $2,728,876 and cash used in operating activities was $1,874,360. As of June 30, 2015, the Company had working capital of $2,979,715, which will not be sufficient to support its current operations for the next twelve months based on its business plan without obtaining additional financing. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Besides continuing its strategic business plan on generating revenue, the Company intends to explore various strategic alternatives, including the sale of equity, debt or the disposal of certain non-core assets to raise additional capital. ln November 2014, the Company raised $12.5 million in capital financing through the issuance of PIK Notes. During 2013, the Company raised gross proceeds of $16,060,000 pursuant to the sale of common stock and issuance of convertible PIK Notes. Management can also take steps to further reduce the Company's future operating expenses as needed. However, the Company cannot provide any assurance that it will be able to raise additional capital as needed. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

APPLIED MINERALS, INC.

Dated: August 7, 2015	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 7, 2015	/s/ NAT KRISHNAMURTI
By: Nat Krishnamurti
Chief Financial Officer