Form 10-Q
period 2015-09-30
Applied Minerals, Inc.
filed 2015-11-10
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 4, 2015 was 97,112,176.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

THIRD QUARTER 2015 REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,710,045	$10,701,666
Accounts receivable	37,017	112,831
Deposits and prepaid expenses	85,096	289,644
Total Current Assets	3,832,158	11,104,141

Property and Equipment, net	5,648,853	7,055,874

Other Assets
Deferred Financing Costs	23,125	28,750
Deposits	269,133	268,937
Asset Held for Sale	445,180	0
Total Other Assets	737,438	297,687

TOTAL ASSETS	$10,218,449	$18,457,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,979,208	$2,608,364
Current portion of notes payable	28,598	246,894
Total Current Liabilities	2,007,806	2,855,258

Long-Term Liabilities
Long-term portion of notes payable	39,193	59,145
PIK notes payable, net of $17,745,140 and $18,400,297 debt discount, respectively	15,849,586	13,024,439
PIK Note derivative	3,636,469	10,035,625
Total Long-Term Liabilities	19,525,248	23,119,209

Total Liabilities	21,533,054	25,974,467

Commitments and Contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 200,000,000 shares authorized, 96,766,329 and 95,054,552 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	96,766	95,055
Additional paid-in capital	65,857,303	64,526,469
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(57,259,178)	(52,128,793)
Total Stockholders’ Deficit	(11,314,605)	(7,516,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,218,449	$18,457,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$43,293	$55,681	$271,888	$114,688

OPERATING EXPENSES:
Production costs	665	17,455	6,835	42,771
Exploration costs	976,499	1,174,208	3,594,977	3,628,943
General and administrative	1,155,016	1,082,550	3,584,791	3,680,285
Depreciation expense	326,931	170,759	979,836	416,338
Total Operating Expenses	2,459,111	2,444,972	8,166,439	7,768,337

Operating Loss	(2,415,818)	(2,389,291)	(7,894,551)	(7,653,649)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,169,425)	(314,268)	(3,290,647)	(918,631)
Gain on revaluation of warrant derivative	-0-	114,000	-0-	814,000
Gain on revaluation of stock awards	-0-	- 0 -	-0-	110,000
Gain on revaluation of PIK Note derivative	5,378,339	11,813	6,598,708	1,764,938
Other income (expense)	(140)	996	(543,895)	(86,337)
Total Other Income (Expense)	4,208,774	(187,459)	2,764,166	1,683,970

Net income (loss)	$1,792,956	$(2,576,750)	$(5,130,385)	$(5,969,679)

Net Income (Loss) Per Share (Basic and Diluted)	$0.02	$(0.03)	$(0.05)	$(0.06)

Weighted Average Shares Outstanding (Basic and Diluted)	96,482,321	94,985,716	95,795,668	94,847,462

 The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit
			Additional	Prior to	During	Total
			Paid-In	Exploration	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Stage	Deficit

Balance, December 31, 2014	95,054,552	$95,055	$64,526,469	$(20,009,496)	$(52,128,793)	$(7,516,765)

Shares issued for directors' fees and other services	696,691	696	289,490	-0-	-0-	290,186

Stock-based compensation expense	-0-	-0-	301,348	-0-	-0-	301,348

Shares issued for liquidated damages	1,015,086	1,015	739,996	-0-	-0-	741,011

Net Loss	-0-	-0-	-0-	-0-	(5,130,385)	(5,130,385)

Balance, September 30, 2015	96,766,329	$96,766	$65,857,303	$(20,009,496)	$(57,259,178)	$(11,314,605)

 The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended
	September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(5,130,385)	$(5,969,679)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	979,836	416,338
Amortization of discount – PIK Notes	845,709	82,209
Amortization of deferred financing costs	5,625	- 0 -
Issuance of PIK Notes in payment of interest	2,178,990	1,076,250
Stock issued for director fees and other services	290,186	286,380
Stock-based compensation expense for consultants and directors	301,348	754,383
Shares issued for liquidated damages	541,011	- 0 -
Gain on revaluation of stock warrant derivative	-0-	(814,000)
Gain on revaluation of PIK Note derivative	(6,598,708)	(1,764,938)
Gain on revaluation of stock awards	-0-	(110,000)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	75,814	(49,407)
Deposits and prepaid expense	204,352	168,877
(Decrease) in:
Accounts payable and accrued liabilities	(429,156)	(233,231)
Net cash used in operating activities	(6,735,378)	(6,156,818)

Cash Flows From Investing Activities:
Purchases of property and equipment	(17,995)	(784,716)
Construction-in-progress	-0-	(513,278)
Net cash used in investing activities	(17,995)	(1,297,994)

Cash Flows From Financing Activities:
Payments on notes payable	(238,248)	(324,260)
Net cash used in financing activities	(238,248)	(324,260)

Net change in cash and cash equivalents	(6,991,621)	(7,779,072)

Cash and cash equivalents at beginning of period	10,701,666	8,685,552

Cash and cash equivalents at end of period	$3,710,045	$906,480

Cash Paid For:
Interest	$6,914	$7,815
Income Taxes	$-0-	$1,403

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of Land from Property and Equipment Net to Asset Held for Sale	$445,180	$-0-
Reclassification of construction in progress to buildings	$-0-	$2,405,648
Reclassification of construction in progress to milling equipment	$-0-	$1,857,727
Reclassification of construction in progress to lab equipment	$-0-	$96,077
Reclassification from buildings to milling equipment	$-0-	$319,328
Note payable for lab equipment	$-0-	$91,229
Additional large mine deposit in accounts payable	$-0-	$9,833
Reclassification of large mine deposit from short term to long term asset	$-0-	$199,936

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2014, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals is the leading producer of halloysite clay and advanced natural iron oxide solutions from its wholly owned Dragon Mine property in Utah. Halloysite is aluminosilicate clay that forms naturally occurring nanotubes. In addition to serving the traditional halloysite markets for use in technical ceramics and catalytic applications, the Company is developing high-value, niche applications that benefit from the tubular morphology of its halloysite. These applications include carriers of active ingredients in paints, coatings and building materials, environmental remediation, agricultural applications and high-performance additives & fillers for plastic composites. Applied Minerals markets its halloysite products under the DRAGONITE™ trade name.

From its Dragon Mine property, the Company also produces a range of ultra-pure natural iron oxides consisting of hematite and goethite. Combining ultra-high purity and consistent quality, the inherent properties of the iron oxide from the Dragon Mine allow for a wide range of end uses in pigment and technical applications. Applied Minerals markets its comprehensive line of advanced natural iron oxide pigments under the AMIRON™ trade name. Additional information on the Company can be found at www.appliedminerals.com and www.AMIRONoxides.com.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities. For the nine months ended September 30, 2015, the Company's net loss was $5,130,385 and cash used in operating activities was $6,735,378. As of September 30, 2015, the Company has working capital of $1,824,352. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot provide any assurance that it will be able to raise additional capital in the future if needed. On November 2, 2015 the Company announced that it entered into a 5-year take-or-pay supply agreement. An initial purchase order of $5 million worth of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015 (see Note 12 – SUBSEQUENT EVENT). Also on November 2, 2015, the Company announced that it (i) has implemented, and will continue to implement, cost reduction initiatives and (ii) will auction 1,000 acres of noncore real estate it owns in Shoshone County, ID. Based on the Company’s current cash usage expectations, the Company believes it may have sufficient liquidity to support its operations for at least the next 12 months. However, the Company can provide no assurances with respect thereto.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company

We are classified as an exploration company as the existence of proven or probable reserves has not been demonstrated and no significant revenue has been earned from the mine. Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.

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

During the fourth quarter of 2014, the Company started using a five-year depreciation schedule with respect to its new processing plant that was commissioned in 2014. The five-year depreciation schedule is a change from the 40 years utilized for the building and 7 years utilized for the equipment relating to the new processing plant in the quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2014. This change in useful life resulted in $587,427 of additional depreciation expense, which was recorded during the fourth quarter of 2014. The impact of the change in the depreciation schedule did not have a material impact on the consolidated financial statements for the three quarters previously reported on Form 10-Q.

Depreciation expense for the three months ended September 30, 2015 and 2014 totaled $326,931 and $170,759, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 totaled $979,836 and $416,338, respectively. The Company currently does not capitalize any amounts related to proven or probable reserves and therefore does not have any depletion expense.

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities;

●	Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2015	December 31, 2014 (a)

Financial instruments:
Series 2023 PIK Note Derivative			$215,842	$215,842	$478,149
Series A PIK Note Derivative			$3,420,627	$3,420627	$9,557,476

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK Note Derivative to Level 3 fair value hierarchy to match with the Series A PIK Note Derivative since it is based off of a similar model.

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$10,035,625
Issuance of Series 2023 PIK Interest Notes and Series A PIK Interest Notes	199,552
Net unrealized gain (1)	(6,598,708)

Balance at September 30, 2015	$3,636,469

(1) The net unrealized gain was attributed to a significant decline in the value of the Series 2023 and Series A PIK Note Derivative Liabilities. This decline in value was, in turn, attributed to a significant decline in the Company’s stock price during the nine month ended September 30, 2015.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate the fair value at September 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $20,867,782 and $19,006,908, respectively at September 30, 2015 and December 31, 2014.

For the Company's PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model and the following assumptions:

Series 2023 PIK Note Derivative Liability
	Fair Value Measurements Using Inputs
	September 30, 2015		December 31, 2014

Market price and estimated fair value of stock		$0.26		$0.73
Exercise price		$1.36		$1.36
Term (years) (1)		7.83		8.58
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		65.5%		52.0%
Risk-free interest rate		1.84%		2.08%

Series A PIK Note Derivative Liability
	Fair Value Measurements Using Inputs
	September 30, 2015		December 31, 2014

Market price and estimated fair value of stock		$0.26		$0.73
Exercise price		$0.92		$0.92
Term (years) (1)		3.08		3.83
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		65.5%		52.0%
Risk-free interest rate		1.84%		2.08%

(1) See NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. A test for recoverability of the Company’s long-lived assets will occur in the fourth calendar quarter of 2015.

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

Revenue Recognition

Revenue includes sales of halloysite clay and, iron oxide, and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on related contractual arrangements with the Company’s customers.

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of September 30, 2015, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 is calculated based on the weighted average outstanding shares of common stock during such periods.

At September 30, 2015 and 2014, respectively, the Company has outstanding options and warrants to purchase 18,900,062 and 23,258,046 shares, respectively, of Company common stock, and had notes payable which were convertible into 32,037,587 and 8,268,750 shares of Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, is does not believe that any reclamation or remediation liability exists at September 30, 2015.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidated financial statements.

In April 2015, the FASB issued an ASU, which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

NOTE 5 – ASSET HELD FOR SALE

During the third quarter of 2015, the Company reclassified its non-core Atlas Mine properties, located in and around Mullan, ID, from land and mining property to asset held for sale as the Company is exploring various strategic options to further monetize the value of the land and any associated mineral resources. Upon transfer, the carrying value of the mine was tested for impairment, noting fair value exceeded the carrying value and therefore no impairment was necessary. As of September 30, 2015, the Company recorded $445,180 as asset held for sale.

NOTE 6 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of September 30, 2015 and December 31, 2014.

NOTE 7 - NOTES PAYABLE

Notes payable at September 30, 2015 and December 31, 2014 consist of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)

Note payable for mining equipment, payable $1,339 monthly, including interest (a)	$45,672	$55,720
Note payable for mining equipment, payable $950 monthly, including interest (b)	6,410	14,057
Note payable for mining equipment, payable $6,060 monthly, including interest (c)	- 0 -	6,033
Note payable for lab equipment, payable $9,122 monthly, including interest (d)	- 0 -	18,246
Note payable for mine site vehicle, payable $628 monthly, including interest (e)	15,709	20,736
Note payable to an insurance company, payable $21,531 monthly, including interest (f)	-0-	149,036
Note payable to an insurance company, payable $6,094 monthly, including interest (g)	-0-	42,211
	67,791	306,039
Less: Current Portion	(28,598)	(246,894)
Notes Payable, Long-Term Portion	$39,193	$59,145

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

(d)

On April 16, 2014, the Company purchased laboratory equipment for $109,493 by depositing and issuing a non-interest bearing note in the amount of $91,229. The note is collateralized by the lab equipment with payments of $9,122 for ten months, which started in May 2014.

(e)

On September 20, 2012, the Company purchased a vehicle for the mine site for $37,701 by issuing a non-interest bearing note. The note is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012.

(f)

The Company signed a note payable with an insurance company dated October 31, 2014 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%. The notes matured in July 2015.

(g)	The Company signed a note payable with an insurance company dated October 31, 2014 for liability insurance, due in monthly installments, including interest at 3.15%. The note matured in July 2015.

The following is a schedule of the principal maturities for the next four years:

October 2015 – September 2016	$28,598
October 2016 – September 2017	22,307
October 2017 – September 2018	15,553
October 2018 – September 2019	1,333
Total Notes Payable	$67,791

During the three and nine months ending September 30, 2015, the Company's interest payments totaled $940 and $6,894, respectively.

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind ("PIK")-Election Convertible Notes in 2013 and 2014, with key terms highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Issuance Date	August 5, 2013	November 3, 2014
Cash Received	$ 10,500,000	$ 12,500,000
Principal (Initial Liability)	$ 10,500,000	$ 19,848,486
Original Issue Discount (OID)	N/A	$ 7,348,486
Maturity (Term)	10 years, but mandatorily convertible after August 5, 2014 based on the market price of the Company's stock

4 years, but may range between 2 years to the full maturity of the Series 2023 Notes, depending on whether a Specified Event occurs and/or an Extension Option is elected (see below for further details).

Exercise Price	$ 1.40 at inception, adjusted downward based on anti-dilution provisions/down-round protection	$ 0.92 at inception, adjusted downward based on anti-dilution provisions; also may be reduced by $ 0.10 if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model	$ 9,212,285 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model

As of September 30, 2015, the liability components of the PIK Notes on the Company's balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	12,762,816	20,840,910	33,603,726
Less: Discount	(1,889,561)	(15,864,579)	(17,754,140)
PIK Note Payable, Net	10,873,255	4,976,331	15,849,586

PIK Note Derivative Liability	215,842	3,420,627	3,636,469

As of December 31, 2014, the liability components of the PIK Notes on the Company's balance sheet are listed in the following table:

(in $$)	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	11,576,250	19,848,486	31,424,736
Less: Discount	(1,949,555)	(16,450,742)	(18,400,297)
PIK Note Payable, Net	9,626,695	3,397,744	13,024,439

PIK Note Derivative Liability	478,149	9,557,476	10,035,625

Series A Notes

On November 3, 2014 (“Issue Date”), the Company issued, in a private placement pursuant to investment agreements, $19,848,486 principal amount of 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") in exchange for $12,500,000 in cash and the cancellation of previously-issued warrants held by one investor. The Company can elect to pay semi-annual interest on the Series A Notes with additional PIK Notes containing the same terms as the Series A Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In July 2015, the Company issued $992,424, in additional PIK Notes to the holders to pay the semi-annual interest.

Below are key terms of the Series A Notes:

●

Maturity- November 3, 2018, provided that the Stated Maturity Date may be extended to November 3, 2019 at the option of the Company (the “Extension Option”) if (i) the Company has delivered written notice of its exercise of the Extension Option to the Holder not more than ninety (90) nor less than thirty (30) days prior to November 3, 2018 and (ii) the Company has delivered a certificate, dated as of November 3, 2018, certifying that no Default or Event of Default has occurred and is continuing; provided, further that the Stated Maturity Date shall be extended to the maturity date of the Series 2023 Notes or any Replacement Financing, as applicable, upon the occurrence of a Specified Event (“Specified Extension”)

●

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant to anti-dilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.

●

Stated Interest: 10% payable semiannually in arrears, provided that the interest rate shall be reduced to 1% per annum on the principal amount of the Note upon the occurrence of the Specified Event, as defined below.

●

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

●

Extension Option- If stock price is lower than current exercise price ($0.92) prior to the stated maturity (November 3, 2018), then the Company can elect an Extension Option, whereby the maturity is extended by one year (see Maturity definition), but with a reduction in exercise price by $0.10.

●

Liquidated Damages- The company is required to pay the note holders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The registration statement became effective on July 8, 2015. Liquidated damages of $541,011 has been charged to other expenses during the nine months ended September 30, 2015 due to the delay in its effective date, such amount is in addition to $200,000 accrued at December 31, 2014. During the second quarter of 2015, the Company issued 1,015,086 shares valued at $741,011 to Series A note holders as payment of liquidated damages.

●

The number of shares issuable under the Notes may be affected by the anti-dilution provisions of the Notes. The anti-dilution provisions adjust the Exercise Price of the Notes in the event of stock dividends and splits, issuance below the market price of the Common Stock, issuances below the conversion price of the Notes, pro rata distribution of assets, rights plans, tender offers, and exchange offers.

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

At September 30, 2015, the fair value of the Series A PIK Note Derivative was estimated to be $3,420,627, which includes the value of the additional PIK Notes issued in July 2015, for the semi-annual interest payments due. In addition, the Company recorded $162,887 of additional debt discount from the July 2015 issuances above, and also amortized $749,051 of debt discount relating to the Series A PIK Notes Payable, increasing the Series A PIK Notes Payable carrying value to $4,976,331 as of September 30, 2015.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2014, August 2014, February 2015 and August 2015, the Company issued $525,000, $551,250, $578,813 and 607,753 respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes originally converted into the Company’s common stock at a conversion price of $1.40 per share, which is subject to anti-dilution adjustments; these anti-dilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes. The holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of September 30, 2015, the Company was in compliance with the covenants.

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

At September 30, 2015, the fair value of the Series 2023 PIK Note Derivative was estimated to be $215,842, which includes the value of the additional PIK Notes issued in February 2014, August 2014, February 2015 and August 2015 for the semi-annual interest payments due. In addition, the Company recorded $26,387 of additional debt discount from the February 2015 issuance and $10,278 of debt discount from the August 2015 issuance, resulting in a total debt discount of $1,889,561 as of September 30, 2015 and increasing the Series 2023 PIK Notes Payable carrying value to $10,873,255 as of September 30, 2015.

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At September 30, 2015 and December 31, 2014, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At September 30, 2015 and December 31, 2014, 96,766,329 and 95,054,552 shares were issued and outstanding, respectively.

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

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at September 30, 2015 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.78	213,402	0.34	$0.78
$0.80	124,481	0.25	$0.80
$1.00	180,000	0.06	$1.00
$1.15	461,340	5.58	$1.15
$2.00	54,367	0.84	$2.00
	1,033,590	2.33	$1.04

No warrants were issued during the three and nine months ended September 30, 2015 and 2014. The intrinsic value of the outstanding warrants at September 30, 2015 and 2014 was $0.

Outstanding Stock Options

On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (“STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based. Under the LTIP, 8,900,000 shares are authorized for issuance. The STIP does not refer to a particular number of shares under the LTIP, but would use the shares authorized in the LTIP for issuance under the STIP. The CEO, the CFO, and named executive officers, and directors, among others, are eligible to participate in the LTIP and STIP. Prior to the adoption of the LTIP and STIP, stock options were granted under individual arrangements between the Company and the grantees, and approved by the Board of Directors.

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

The significant assumptions relating to the valuation of the Company's options issued for the nine months ended September 30, 2015 and 2014 were as follows on a weighted average basis:

	2015	2014
Dividend Yield	0%		0%
Expected Life (years)	5.35	5	-	6
Expected Volatility	65.5%		55.70%
Risk Free Interest Rate	1.84%	1.71	-	1.90%

A summary of the status and changes of the options granted under stock option plans and other agreements for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	17,053,116	$1.02
Issued	988,356	0.65
Exercised	-0-	-0-
Expired	(175,000)	(0.69)
Outstanding at end of period	17,866,472	$1.00

During the nine months ended September 30, 2015, the company granted 988,356 options to purchase the Company's common stock with a weighted average exercise price of $0.65 and the following vesting schedule:

Vesting Information
Options	Frequency	Begin Date	End Date
200,000	Quarterly	03/31/2015	12/31/2015
200,000	Annually	02/05/2016	02/05/2018
100,000	Monthly	04/30/2015	03/31/2016
38,356	Quarterly	07/15/2015	04/16/2016
100,000	Monthly	09/16/2015	9/16/2016
350,000	Annually	06/01/2016	06/01/2018

A summary of the status of the options outstanding at September 30, 2015 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

100,000	4.97	$0.22	0	$0.22
200,000	9.38	$0.66	150,000	$0.66
150,000	9.36	$0.68	- 0 -	- 0 -
7,233,277	3.25	$0.70	7,233,277	$0.70
488,356	9.64	$0.73	59,589	$0.73
3,405,134	5.94	$0.83	3,405,134	$0.83
975,000	8.70	$0.84	641,667	$0.84
60,000	0.75	$1.00	60,000	$1.00
300,000	7.90	$1.10	200,000	$1.10
300,000	7.74	$1.15	208,333	$1.15
100,000	2.34	$1.24	100,000	$1.24
115,000	5.49	$1.35	115,000	$1.35
125,000	2.34	$1.45	125,000	$1.45
330,000	6.20	$1.55	330,000	$1.55
7,645	2.34	$1.58	7,645	$1.58
3,077,060	7.15	$1.66	3,077,060	$1.66
900,000	5.89	$1.90	900,000	$1.90
17,866,472	5.36	$1.00	16,612,705	$1.02

The weighted-average grant-date fair value of options granted during the first nine months of 2015 was $0.65.

Compensation expense of $93,750 and $301,597 has been recognized for vesting of options for the three and nine months ended September 30, 2015, respectively. The aggregate intrinsic value of the outstanding options as September 30, 2015 was $4,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of September 30, 2015 that requires us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$195,649	$156,255	$39,394
Total	$195,649	$156,255	$39,394

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

NOTE 12 – SUBSEQUENT EVENT

On November 2, 2015, the Company announced that it had entered into a 5-year take-or-pay supply agreement with a leading industrial customer for its AMIRON Technical Grade Iron Oxide for use as in a specialized catalyst application. The agreement provides the customer an exclusive supply of AMIRON for a period of five years. The exclusivity provision is limited to the specialized catalyst application of the Customer and enables Applied Minerals to sell its iron oxide products for use in other technical applications that are not competitive with the Customer’s intended field of use. An initial purchase order of $5 million worth of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015. After fulfillment of the initial purchase order, the Company anticipates the receipt of additional purchase orders from the Customer over the remainder of the 5-year exclusivity period at terms that have been agreed to by the parties.

Upon expiration of the initial 5-year term, the Customer has an option to extend the exclusive supply agreement for an additional 5 years by issuing an $8.0 million additional purchase order to be delivered over the course of the subsequent 24 months. If the customer elects to exercise the extension option, the Company anticipates, after the fulfillment of the additional purchase order, the receipt of additional purchase orders over the remainder of the subsequent 5-year exclusivity period at terms that have been agreed to by the parties.

An initial purchase order of $5.0 million of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015. After fulfillment of the initial purchase order, the Company anticipates the receipt of additional purchase orders from the Customer over the remainder of the 5-year exclusivity period at terms that have been agreed to by the parties.

Upon expiration of the initial 5-year term, the Customer has an option to extend the exclusive supply agreement for an additional 5 years by issuing an $8.0 million purchase order to be delivered over the course of the subsequent 24 months. If the customer elects to exercise the extension option, the Company anticipates, after the fulfillment of the $8.0 million purchase order, the receipt of additional purchase orders over the remainder of the subsequent 5-year exclusivity period at terms that have been agreed to by the parties.

On November 2, 2015 the Company announced that it had begun the implementation of a number of cost-saving initiatives that will serve to strengthen its operational model and enhance its liquidity position as it executes the next steps of its strategy to penetrate the application markets for both its DRAGONITE halloysite clay and AMIRON iron oxide products. The savings realized from these initiatives are anticipated to be derived from efficiencies realized from all aspects of the business, both corporate and operational, putting the company in a stronger position to execute on its current business and pipeline of opportunities.

On November 2, 2015 the Company announced it intention to sell approximately 1,000 acres of non-core real estate it owns and leases located in Shoshone County, ID. The auction is expected to be completed by December 2016.

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

The Company owns the Dragon Mine, which has significant deposits of high quality halloysite clay and iron oxide. The 267-acre property is located in southwestern Utah. Between 1949 and 1976, the property was owned, operated and mined by Filtrol Corp. for use as a petroleum cracking catalyst. The mine was shut down due to an underground fire in 1976 and remained idle until 2001 when the Company leased it to develop the halloysite resource for advanced, high-value applications. We purchased 100% of the property in 2005. Per the Company’s 2013 Updated Resource Statement, approximately 1.2 million tons of a measured clay resource exists within the Dragon Pit region of the Dragon Mine property. Of these 1.2 million tons, approximately 630,000 tons are pure halloysite and 566,000 tons are a halloysite, kaolinite and illite-smectite clay mix. Additional details regarding the quantity and grade of the Dragon Mine’s clay resource, located both in the Dragon Pit and other areas of the property, can be found in our 2013 Updated Resource Statement.

Halloysite is aluminosilicate clay that possesses a tubular morphology with a hollow lumen (pore).  It is one of the world’s whitest clays and is commonly used to manufacture high quality porcelain and bone china. In addition to porcelain products, halloysite has been used as a catalyst and a catalyst support in the petroleum cracking process. A significant amount of academic and industrial research has been performed on the commercial uses of halloysite clay beyond porcelain products and ceramic catalysts. This research has identified a wide array of application areas in which the unique morphology of halloysite can be utilized to either enhance the performance of existing applications or create new high performance ones.  Since 2009, management has been primarily focused on developing halloysite-based products, marketed under the name DRAGONITE, for advanced applications, such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, controlled release carriers for paints and coatings, environmental remediation media, and carriers of agricultural agents.  The clays used in these advanced applications sell for significantly higher prices than those used in more traditional applications.  The Company has, and continues to, utilize a number of employees and consultants to research and develop the use of halloysite for advanced applications.

In addition to the development of its halloysite resource, management has also developed a line of iron oxide-based products for the use in pigments and other technical applications. Initially, the resource was considered to be utilizable as only an input of the steel-manufacturing process but, upon additional analysis, the iron resource was found to be a high-quality natural iron oxide due to its high Fe2O3 content, exceptional chemical purity, good dispersability, good tinting strength and color saturation, low color variation, and low content of heavy metals. High-quality iron oxides have commercial uses in a number of higher value applications such as the aforementioned pigmentary and technical markets. The Company’s AMIRON™ product line includes semi-transparent and opaque pigments for the construction, concrete, paints and coatings, and plastics and rubber industries. AMIRON™’s technical oxides, due to their particularly high surface area of 25 m2/g – 125 m2/g and reactivity, can be used as the media for the removal of toxins from waste and drinking water, as a catalyst for desulfurization, and a foundry sand additive. In addition to approximately 3.3 million tons of minable iron oxide, the Company currently has ~ 24,000 tons of mined iron oxide in stockpiles on the surface of the mine property.

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

HIGHLIGHTS OF RECENT BUSINESS ACTIVITY

AMIRON Supply Agreement

On October 30, 2015, the Company entered into a 5-year take-or-pay supply agreement with a leading industrial customer for its AMIRON Technical Grade Iron Oxide for use as a catalyst. The agreement provides the customer an exclusive supply of AMIRON for a period of five years. The exclusivity provision is limited to the specialized catalyst application of the Customer and enables Applied Minerals to sell its iron oxide products for use in other technical applications that are not competitive with the Customer’s intended field of use. An initial purchase order of $5 million worth of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015. After fulfillment of the initial purchase order, the Company anticipates the receipt of additional purchase orders from the Customer over the remainder of the 5-year exclusivity period at terms that have been agreed to by the parties.

DRAGONITE Supply Agreement

During the quarter the Company commenced the commercial supply of its DRAGONITE Halloysite Clay to leading global specialty chemical company for use in a specialty zeolite adsorption application. The company has received an initial purchase order of $228,000 from the customer, which is expected to be delivered by the end of the first calendar quarter of 2016. After the fulfillment of the initial purchase order, the Company anticipates the receipt of additional purchase orders from the customer. The global market for catalysts, zeolites and molecular sieves presents a large opportunity for the multi-functionality provided by DRAGONITE. We consider this customer win to be a significant product validation.

Expansion and Strengthening of Company’s Distribution Capacity

During the quarter, the Company signed distribution agreements with three leading and highly regarded distributors of specialty materials: HORN (www.ethorn.com), Brandt Technologies (www.brandttech.com) and Koda (www.kodadistribution.com). These agreements are exclusive in nature, cover the entire U.S. for DRAGONITE and a portion of the U.S for AMIRON.

Below are some additional highlights of the Company’s recent business activity:

Technical Ceramics and Porcelain

●

The Company continues to pursue an opportunity with one of the world’s leading sanitary ware producers regarding the use of DRAGONITE as a ceramic binder to improve the green strength of the ceramic body and reduce manufacturing time. Additionally, this potential customer has begun an evaluation of DRAGONITE™ as a glaze for its ceramic products.

●	The Company continues to sell product to two ceramic companies that utilizes it as a binder for high-value ceramic products.

Plastics, Adhesives and Coatings

●

A leading cable and wire manufacturer has indicated it will conduct a second production trial during the fourth calendar quarter using DRAGONITE as a flame retardant additive. If the second trial is successful we expect a commercialization of a wire and cable application using DRAGONITE in 2016.

●

A global manufacturer of silicone products, which has achieved improved flame retardancy and more uniform foam cell size utilizing DRAGONITE within a polymer application, has indicated that it expects to commercialize a product in early 2016.

●	The Company continued to receive orders from a leading global producer of structural acrylic adhesives, which incorporates DRAGONITE in its next generation of structural acrylic products.

●	A producer of oil field products informed the Company that, after several years of development, it expects to commercialize a next-generation polymer proppant utilizing DRAGONITE in early 2016.

Catalysts and Molecular Sieves

●

The Company is in accelerated development trials with two of the leading global catalyst producers. If these trials are successful, the demand for DRAGONITE from each opportunity may exceed several thousand tons per year.

●	The Company is currently in a scale-up trial with a leading global producer of zeolites. If successful the customer is expected to commercialize the product in 2016.

●

During the quarter the Company commenced the commercial supply of its DRAGONITE Halloysite Clay to leading global specialty chemical company for use in a specialty zeolite adsorption application as previously described.

Cosmetics

●	The Company is currently contemplating a business arrangement to commercialize DRAGONITE in the cosmetic market. The Company intends to provide updates as the opportunity develops.

Cementing

●

The Company continues to market its DRAGONITE™ product to the cement admixture market as well as to consumers of high performance cement. Recent research demonstrates how DRAGONITE, when added to a cement formulation, results in significant improvements in tensile strength and compressive strength while also reducing in permeability. Cement and concrete mixtures, on their own, lack significant tensile strength and must often be reinforced with steel to achieve the tensile strength required by many applications. One patent, published in April 2014 (US20140090842 A1), demonstrates how just a 1.5% loading of DRAGONITE™ by weight to a cement mixture produces an increase in tensile strength of ~ 135%, a significant increase over a leading strength additive used in well cement. We believe the cementing market offers an attractive opportunity for DRAGONITE™. The Company is pursuing a number of commercial trials with customers in the oil & gas and prefabricated concrete industries.

Iron Oxides

Pigmentary

●

During the quarter The Lorama Group (“Lorama”) launched its ColourFal™ Stain Dispersion Series 800 using our AMIRON pigments. Lorama is marketing the Company’s AMIRON products primarily outside of the United States.

●	A leading producer of colorants successfully tested AMIRON at its Brazilian subsidiary. This subsidiary intends to commercialize dispersions utilizing AMIRON for mulch and wood coatings.

●	The Company has significantly enhanced its AMIRON laboratory capabilities to color match the existing wood and concrete stains of customers using zero-VOC technology.

●	AMIRON will be distributed in portions of the U.S. by two leading specialty material distributors, Horn and Brandt Technologies.

Technical

●

On November 2, 2015, the Company announced that it had entered into a 5-year take-or-pay supply agreement with a leading industrial customer for its AMIRON Technical Grade Iron Oxide for use as a catalyst as mentioned above.

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

The following accounting policies have been identified by management as policies critical to the Company's financial reporting:

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities;

●	Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2015	December 31, 2014 (a)

Financial instruments:
Series 2023 PIK Note Derivative			$215,842	$215,842	$478,149
Series A PIK Note Derivative			$3,420,627	$3,420,627	$9,557,476

(a)

In the course of preparing its financial statements for the year ended December 31, 2014, the Company reclassified the Series 2023 PIK Note Derivative to Level 3 fair value hierarchy to match with the Series A PIK Note Derivative since it is based off of a similar model.

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2014	$10,035,625
Issuance of additional Series 2023 PIK Notes and Series A PIK Notes	199,552
Net unrealized gain (1)	(6,598,708)

Balance at September 30, 2015	$3,636,469

(1) The net unrealized gain was attributed to a significant decline in the value of the Series 2023 and Series A PIK Note Derivative Liabilities. This decline in value was, in turn, attributed to a significant decline in the Company’s stock price during the nine month ended September 30, 2015.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at September 30, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $20,867,782 and $19,006,908, respectively, at September 30, 2015 and December 31, 2014. The estimated fair value of the PIK Notes at December 31, 2014 has been restated to correct a mechanical error in the calculation of the estimated fair value for both the Series A and Series 2023 Notes Payable. This mechanical error had no impact on the reported December 31, 2014 consolidated financial statements.

For the Company's PIK note derivative liabilities, fair value was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note Derivative Liability
	Fair Value Measurements Using Inputs
	September 30, 2015		December 31, 2014

Market price and estimated fair value of stock		$0.26		$0.73
Exercise price		$1.36		$1.36
Term (years) (1)		7.83		8.58
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		65.5%		52.0%
Risk-free interest rate		1.84%		2.08%

Series A PIK Note Derivative Liability
	Fair Value Measurements Using Inputs
	September 30, 2015		December 31, 2014

Market price and estimated fair value of stock		$0.26		$0.73
Exercise price		$0.92		$0.92
Term (years) (1)		3.08		3.83
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		65.5%		52.0%
Risk-free interest rate		1.84%		2.08%

(1) See NOTE 8 – CONVERTIBLE DEBT (PIK NOTES) in the condensed consolidated financial statements for key terms of the Series 2023 and Series A PIK Notes.

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

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company is currently evaluating these new requirements to determine the method of implementation and any resulting estimated effects on the consolidated financial statements.

In April 2015, the FASB issued an ASU which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for periods beginning after December 15, 2015, including interim periods within those fiscal years. The new guidance must be applied prospectively to adjustments to provisional amounts that occur after the effective date of the ASU, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and cash flows.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2015	2014	Amount	%

REVENUES	$43,293	$55,681	$(12,388)	-22%

OPERATING EXPENSES:
Production costs	665	17,455	(16,790)	-96%
Exploration costs	976,499	1,174,208	(197,709)	-17%
General and administrative	1,155,016	1,082,550	72,466	7%
Depreciation expense	326,931	170,759	156,172	91%
Total Operating Expenses	2,459,111	2,444,972	14,139	1%

Operating Loss	(2,415,818)	(2,389,291)	(26,527)	1%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,169,425)	(314,268)	(855,157)	272%
Gain on revaluation of warrant derivative	-0-	114,000	(114,000)	-100%
Gain on revaluation of PIK note derivative	5,378,339	11,813	5,366,526	45429%
Other income (expense)	(140)	996	(1,136)	-114%
Total Other Income (Expense)	4,208,774	(187,459)	4,396,233	-2345%

Net Income (Loss)	$1,792,956	$(2,576,750)	$4,369,706	-170%

Revenue generated during the three months ended September 30, 2015 was $43,293, compared to $55,681 of revenue generated during the same period in 2014. Third quarter 2015 revenues were generated almost exclusively from halloysite sales, including usage as an additive and nucleating agent. Quarterly revenues may be unpredictable as we are in various stages of product development and production trials with potential customers. We believe that a number of these potential customers are at various stages of the commercialization process and there are positive indications (but no assurances) that such potential customers may commercialize the use of our halloysite and/or iron ore.

Total operating expenses for the three months ending September 30, 2015 were $2,459,111 compared to $2,444,972 of operating expenses incurred during the same period in 2014, an increase of $14,139.

Exploration costs incurred during the three months ended September 30, 2015 were $976,499 compared to $1,174,208 of exploration costs incurred during the same period in 2014, a decrease of $197,709, or 17%. Our exploration costs decreased as we have curtailed our exploration activities at our Dragon Mine property. In addition, changes in personnel have also contributed to the decrease in exploration costs.

General and administrative expenses incurred during the three months ended September 30, 2015 totaled $1,155,016 compared to $1,082,550 of expense incurred during the same period in 2014, an increase of $72,466 or 7%. The increase was driven primarily by a $72,714 increase in outside accounting and consulting fees paid during the quarter.

Net income for the three-month period ending September 30, 2015 was $1,792,956 compared to a loss of $2,576,750 incurred during the same period in 2014, a net gain of $4,369,706 or 170%. The decrease in the Net Loss was primarily due to a $5,366,526 increase in Other Income, mainly due to a non-cash, valuation gain of a PIK Note derivative, offset by a $855,157 increase in interest expense, net, including amortization of deferred financing cost and debt discount.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2015	2014	Amount	%

REVENUES	$271,888	$114,688	157,200	137%

OPERATING EXPENSES:
Production costs	6,835	42,771	(35,936)	-84%
Exploration costs	3,594,977	3,628,943	(33,966)	-1%
General and administrative	3,584,791	3,680,285	(95,494)	-3%
Depreciation expense	979,836	416,338	563,498	135%
Total Operating Expenses	8,166,439	7,768,337	398,102	5%

Operating Loss	(7,894,551)	(7,653,649)	(240,902)	3%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(3,290,647)	(918,631)	(2,372,016)	258%
Gain on revaluation of warrant derivative	-0-	814,000	(814,000)	-100%
Gain on revaluation of stock awards	-0-	110,000	(110,000)	-100%
Gain on revaluation of PIK note derivative	6,598,708	1,764,938	4,833,770	274%
Other expense	(543,895)	(86,337)	(457,558)	530%
Total Other Income	2,764,166	1,683,970	1,080,096	64%

Net Loss	$(5,130,385)	$(5,969,679)	$839,294	-14%

Revenue generated during the nine months ended September 30, 2015 was $271,888, compared to $114,688 of revenue generated during the same period in 2014. Halloysite sales totaled $213,250 during the nine months ended September 30, 2015 versus $91,977 during the same period in 2014, an increase of $121,273 or 132%. Sales of iron oxide increased from $18,147 during the nine months ended September 30, 2014 to $58,015 during the nine months ended September 30, 2015, an increase of $39,868 or 220%.

Total operating expenses for the nine months ending September 30, 2015 were $8,166,439 compared to $7,768,337 of expenses incurred during the same period in 2014, an increase of $398,102.

Exploration costs incurred during the nine months ended September 30, 2015 were $3,594,977 compared to $3,628,943 of costs incurred during the same period in 2014, a decrease of 33,966 or 1%. The majority of our exploration expenses during the nine-month period were related to the continued exploration activities at our Dragon Mine property and the mineralogical analysis of the material mined from the property.

General and administrative expenses incurred during the nine months ended September 30, 2015 totaled $3,584,791 compared to $3,680,285 of expense incurred during the same period in 2014, a decrease of $95,494. The reduction was driven primarily by a decrease in non-cash stock compensation expense of $452,786, offset by increases in the costs of professional and consulting fees, director fees, and wages and wage related tax expense.

Net Loss for the nine-month period ended September 30, 2015 was $5,130,385 compared to a loss of $5,969,679 incurred during the same period in 2014, a decrease of $839,294 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended September 30, 2015, the Company's net income $1,792,956 and cash used in operating activities was $2,004,203. For the nine months ended September 30, 2015, the Company’s net loss was $5,130,385 and cash used in operating activities was $6,735,378. As of September 30, 2015, the Company has working capital of $1,824,352, which in part, includes $1,979,208 of accounts payable and accrued liabilities, which are comprised, in part, of $1,065,055 of accrued interest on the PIK Notes, a $346,000 reserve related to a lawsuit, (see NOTE 11 – COMMITMENTS AND CONTINGENCIES) and $97,650 to which the Company believes it has a statute of limitations defense. On November 2, 2015 the Company announced that it entered into a 5-year take-or-pay supply agreement. An initial purchase order of $5 million worth of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015 (See NOTE 12 – SUBSEQUENT EVENT). Also on November 2, 2015, the Company announced that it (i) has implemented, and will continue to implement, cost reduction initiatives (see Note 12 – SUBSEQUENT EVENT) and (ii) will auction 1,000 acres of non-core real estate it owns in Shoshone County, ID. Based on the Company’s current cash usage expectations, it will have sufficient liquidity to funds its operations for at least the next 12 months. However, the Company can provide no assurances and there exists substantial doubt about the Company’s ability to continue as a going concern. The Company cannot provide any assurance that it will be able to raise additional capital if needed.

In July 2015 the Company implemented a number of cost-savings initiatives at its Utah property. The majority of these costs savings will be realized through a reduction in the workforce employed at the Dragon Mine. Most of these workers had been focused on underground development, which included (i) the establishment of the underground mine's infrastructure and (ii) the opening up of faces of iron oxide and halloysite clay that will be needed for future production. The Company believes the great majority of the underground development work has now been completed and that it no longer needs the workers dedicated to these activities. As demand for our iron oxide and halloysite clay products grows, the Company anticipates increasing its underground mining staff to meet such demand. The Company did not incur any material severance liabilities as a result of the reduction in work force. These cost reductions are included in the initiatives that were announced on November 2, 2015.

Cash used in operating activities during the nine months ended September 30, 2015 was $6,735,378 compared to $6,156,818 of cash used during the same period in 2014. The key difference is in the timing of certain payments made over both periods.

Cash used in investing activities during the nine months ended September 30, 2015 was $17,995 compared to a use of $1,297,994 during the same period in 2014. The Company incurred expenditures relating to the construction of a new mill, which was commissioned with the lab and office during the first half of 2014.

Cash used by financing activities during the nine months ended September 30, 2015 was $238,248 compared to $324,260 of cash used during the same period in 2014, mainly due to lower payments on notes payable.

Our total assets as of September 30, 2015 were $10,218,449 compared to $18,457,702 at December 31, 2014, or a decrease of $8,239,253, mainly due to funding operations. Total liabilities were $21,533,054 at September 30, 2015, compared to $25,974,467 at December 31, 2014 mainly due to payment of notes payable.

ISSUANCE OF CONVERTIBLE DEBT

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014. See Note 8 in the condensed financial statements for key terms of the Notes.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of September 30, 2015 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$195,649	$156,255	$39,394
Total	$195,649	$156,255	$39,394

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no direct exposure to fluctuations in interest rates or foreign currencies.

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

ITEM 1A.RISK FACTORS.

There are no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2014 Annual Report on Form 10-K.

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

XLRB**

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

APPLIED MINERALS, INC.

Dated: November 9, 2015	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 9, 2015	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer