Form 10-K
period 2015-12-31
Applied Minerals, Inc.
filed 2016-03-30
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on the last sales price on the OTC Bulletin Board on that date, was approximately $56,036,168.

As of March 23, 2016, there were 97,236,250 shares of common stocks outstanding.

APPLIED MINERALS, INC.

YEAR 2015 ANNUAL REPORT ON FORM 10-K

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

In the discussion under “Item 1 – Business,” we discusses a wide range of forward-looking information, including our beliefs and expectations concerning business opportunities, potential customer interest, customer activities (including but not limited to testing, scale-ups, production trials, field trials, product development), and our expectations as to sales, the amount of sales, and the timing of sales. Whether any of the foregoing will actually come to fruition, occur, be successful, or result in sales and the timing and amount of such sales is uncertain.

More generally, all forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled “1A. RISK FACTORS.”

PART I

SUMMARY OF BUSINESS

Applied Minerals, Inc. (the “Company” or “Applied Minerals”) (OTCQB: AMNL) (OTCBB: AMNL) owns the Dragon Mine from which we extract, process and market halloysite clay and iron oxide for sale to a range of end markets. We also engage in research and development and frequently work collaboratively with potential customers to engineer our halloysite clay and iron oxide products to enhance the performance of our customers’ existing and new products.

The Company is classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission. Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies engaged in the search for mineral deposits, which are not in either the development or production stage. In order to be classified as a development or production stage company, the company must have already established reserves. Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves. The mineralization indicated by the resource study is not a reserve for purpose of Industry Guide 7.

Halloysite, marketed by Applied Minerals under the DRAGONITE™ trade name, is aluminosilicate clay with a hollow tubular morphology. DRAGONITE utilizes halloysite’s unique shape, high surface area, and reactivity to add significant functionality to applications such as plastic composites, flame retardant additives, paints and coatings, catalysts, and environmental remediation media. The high purity of the Dragon Mine’s iron oxide resource positions it to be able to compete cost effectively with higher cost synthetic iron oxides, which currently dominate the high-value transparent coatings and technical markets. Applied Minerals’ AMIRON™ brand of advanced natural iron oxides provides customers with synthetic-like performance at significantly lower cost and has the potential expand the market for iron oxides by making them accessible to more product applications, particularly within the transparent coatings segment.

Over the last six years, the Company has expended significant resources on R&D focused on exploiting the unique morphology and high purity of the Dragon Mine’s mineral resource to develop high-value, eco-friendly solutions that either enhance product performance at minimal additional cost or reduce manufacturing costs without sacrificing product performance. We believe that DRAGONITE and AMIRON offer solutions that accomplish both of these objectives.

The Company is marketing its halloysite-based DRAGONITE products for the following uses: flame retardant additives for plastics; nucleation of polymers; reinforcement fillers for polymers; molecular sieves and catalysts; ceramics; binders; cosmetics; cementing: controlled release carriers; and environmental remediation. The Company markets its AMIRON™ line of natural iron oxide-based products for the following uses: pigments and technical applications; adsorbents (iron oxide can be used to remove arsenic, copper, lead, chromium, cadmium from drinking water); and weighting agents for drilling muds used in oil and gas drilling. Other applications include iron oxide for agricultural use, as an additive in pet food, and for steel casing in foundries.

We have a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to processing our iron oxide resource. Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to its halloysite resource. We use a dry beneficiation method to process our halloysite products through a micronizing system. Wet processing is available through toll processors.

At the current time, we are selling AMIRON iron oxide, for use in a technical application, to one company on an ongoing basis. The agreement with that company calls for the sale of $5 million of AMIRON over a period of approximately 18 months. The Company is currently selling halloysite on an ongoing basis to seven customers. One customer uses the halloysite for a specialty zeolite adsorption application. The initial purchase order of $228,000 was placed in 2015. The Company also sells to three ceramic companies that use the halloysite as a binder; to a large manufacturing company that uses the halloysite in structural acrylic adhesives; to a customer that uses the halloysite to strengthen epoxy resins; and to a large manufacturer that uses the halloysite for nucleation in extruded polymers.

The Company markets and sells its products directly and through distributors. The Company’s CEO spends a significant amount of his time on sales, marketing and product development. The Director of Sales focuses on the marketing of the Company’s DRAGONITE products. The Head of Iron Oxide Operations focuses on the marketing of the Company’s AMIRON products. The Company also uses several leading distribution organizations, E.T. Horn, Brandt Technologies, LLC, Koda Distribution Group, to market its products. The Company has a non-exclusive distribution agreement with a distributor for Taiwan and an exclusive agreement with a distributor for Japan.

ITEM 1.	BUSINESS

INFORMATION ABOUT THE COMPANY

Applied Minerals, Inc. (the “Company” or “Applied Minerals”) (OTCQB: AMNL) (OTCBB: AMNL) owns the Dragon Mine from which we extract halloysite clay and iron oxide, which we then process and sell. We also engage in research and development and frequently work collaboratively with potential customers to engineer our halloysite clay and iron oxide products to enhance the performance of our customers’ existing and new products.

The Dragon Mine is a 267-acre property located in central Utah, approximately 70 miles southwest of Salt Lake City, Utah.

We market our halloysite clay-based line of products under the tradename DRAGONITE. We market our iron oxide line of products under the tradename AMIRON.

INFORMATION ABOUT THE DRAGON MINE

History of the Dragon Mine

The Dragon Mine was first mined in the third quarter of the 19th century. It was mined for iron oxide from the late nineteenth century until approximately 1931 and it was mined for halloysite clay from approximately 1931 to 1976. From 1949 to 1976, the halloysite was sold for use as a petroleum cracking catalyst. No mining took place from 1976 until 2001 at which point the Company leased the property with an option to buy it. The Company purchased the property in 2005.

The Company acquired the Dragon Mine primarily to exploit the mine’s halloysite resources. Prior to a change in management in 2009, the Company did relatively little to explore the mineralization at the Dragon Mine or to identify and exploit markets for halloysite.

At the time that the Dragon Mine was acquired, it was assumed that the iron oxide mineralization would be useful only for steel making. Given historical market conditions, sales for such use would often not be economic and at best would yield marginal profits. It was not until 2009 that the Company explored the iron oxide mineralization and realized its high quality and the commercial possibilities it possessed for applications currently utilizing synthetic iron oxides, which are higher in cost, as well as applications where synthetic iron oxides are not utilized due to it being cost prohibitive. We believe the iron oxide deposit at the Dragon Mine is a high-quality deposit due to its high Fe2O3 content, relative chemical purity, good dispersibility, good tinting strength and color saturation, low color variation, low content of heavy metals, and high surface area (25 m2/g – 125 m2/g and reactivity).

Resource Study of the Dragon Mine’s Mineralization

There are two areas of the Dragon Mine minesite at which mining is conducted and they are referred to the “Dragon Pit” are and the “Western Area.” In addition, there are five surface piles on the site, mineralization that was left by prior operators.

The Company commissioned a study (and later an update) of the mine’s “resources” that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. We will refer to the study and the update as the “study.” That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. Under the JORC Code, resource tonnages are reported in situ and are not net of (i) diluting materials or (ii) losses due to the mining process.

A JORC resource is defined is a “mineral deposit in such form, grade…and quantity that there are reasonable for prospects for eventual economic extraction.”   There are three levels of resources, differentiated by the level of confidence and they are in ascending order of confidence: inferred, indicated, and measured.

A JORC indicated resource is an economic mineral occurrence that has been sampled (from locations such as outcrops, trenches, pits and boreholes) to a point where an estimate has been made, at a reasonable level of confidence, of its contained metal, grade, tonnage, shape, densities, and physical characteristics.

A JORC measured resource is an indicated resource that has undergone enough further sampling to be an acceptable estimate, at a high degree of confidence, of the grade, tonnage, shape, densities, physical characteristics and mineral content of the mineral occurrence.

The results of the study are summarized below. The tonnages in the Dragon Pit, the Western Area, and in Surface Pile #1 are considered “measured” resources. The tonnages in Waste Piles #2 - #5 are considered “indicated” resources.

The study was performed by Ian Wilson, Ph.D. as our consulting geologist. Dr. Wilson has supervised our drilling program. Dr. Wilson is a member of iom3 (Institute of Materials, Minerals and Mining of the UK). From 1974 to 2001 Mr. Wilson worked with English China Clays/Imerys mainly as a geologist and with management roles in Brazil, Spain, Sweden and China. Since his retirement in 2001, he has worked as an independent consultant dealing with many industrial minerals including halloysite.

Dragon Pit

The Dragon Pit area covers 4.95 acres and is mined underground. There are three separate types of mineralized material in the Dragon Pit area.

The first type is comprised of clay with a relatively high concentration (approximately 94%) of halloysite. The Dragon Pit contains 625,650 tons of this type of mineralized material.

The second type is comprised of a mix of kaolinite, illite-smectite, and halloysite clays.  Clays constitute approximately 73.4% of this mineralization, of which halloysite constitutes approximately 42.6%, kaolinite constitutes 19.2% and illite-smectite constitutes 11.6%.  The Dragon Pit contains 565,575 tons of this type of mineralized material.

The third type of mineralized material found in the Dragon Pit is comprised of iron-bearing materials.  This mineralization contains goethite and hematite. When dehydrated, goethite forms hematite. We will sometimes refer to either minerals or combinations of the minerals as “iron oxide.”  The mineralization is approximately 94% iron oxide, of which goethite accounts for 69.7% and hematite 24.3%. There exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Dragon Pit exists as a goethite-hematite mix. The Dragon Pit contains 3,254,989 tons of this iron-bearing mineralization.

The table below describes the clay resource in the Dragon Pit:

Area	Acres	Resource Status	Clay (Tons)	Clay Type	Average Clay Content (%)
			629,650	Pure	Halloysite	Kaolinite	Illite-Smectite	Total
Dragon Pit	4.95	Measured		Halloysite	94.0	N/A	N/A	94.0
			565,575(1)	Mixed	42.6	19.2	11.6	73.4

(1)	The amount is the result of processing to <45 microns, which eliminated 27% of the starting unprocessed material. The material would have to be wet processed so that the >45 micron material can be removed. The Company does not presently have wet processing capability and would either have to invest in additional processing equipment or contract a third party toll processor to perform this function. The pure halloysite is used in our DRAGONITE products and mixed clays are not used in our DRAGONITE products.

The table below describes the iron oxide resource in the Dragon Pit:

		Resource	Iron Oxide	Average Content (%)
Area	Acres	Status	(Tons)	Hematite	Goethite	Fe2O3	LOI (1)
Dragon Pit	4.95	Measured	3,254,989	29.16	63.54	77.47	10.09

(1)

LOI, or Loss on Ignition, is a test used in inorganic analytical chemistry, particularly in the analysis of minerals. It consists of strongly heating ("igniting") a sample of the material at a specified temperature, allowing volatile substances (such as water) to escape, until its mass ceases to change. LOI is generally described as the amount of moisture and trapped volatile oxides or carbonates present in the ore.

Western Area

The Western area covers 6.33 acres and is mined underground.  There are two different types of mineralization in the Western Area.

One type of mineralization in the Western Area is clay. It is comprised primarily of a mix of kaolinite, illite-smectite, and halloysite clays. The clay content of this mineralization is approximately 71.4%, of which kaolinite constitutes 47.2%, illite-smectite constitutes 17.5%, and halloysite constitutes 6.7%. The Western Area contains 862,903 tons of this type of mineralization.

The other type of mineralization is iron bearing.  The Western Area contains goethite and hematite. The mineralization is approximately 96% iron oxide on a mineralogical basis, of which hematite accounts for 75.9% and goethite 20.1%.  There exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Western Area exists as a goethite-hematite mix. The Western Area contains 797,717 tons of this iron-bearing mineralization.

The table below describes the clay resource in the Western Mine:

		Resource		Average Clay Content (%)
Area	Acres	Status	Clay (tons)	Halloysite	Kaolinite	Ilite-Smectite	Total
Western Area	6.3	Measured	862,903	6.7	47.2	17.5	71.3

The Western Mine clays are not used in our DRAGONITE products. The table below describes the iron oxide resource in the Western Mine:

Area	Acres	Resource Status	Iron (tons)	Average Content of Hematite, Goethite, Fe2O3 and LOI (%)
				Hematite	Geothite	Fe2O3	LOI
Western Area	6.33	Measured	797,717	60.03	30.7	8.29	8.04

Surface Piles

There are five surface piles that were created during the mining of halloysite clay between 1949 and 1976 when the Dragon Mine’s halloysite resource for use as a petroleum cracking catalyst.  Any clay that contained more than a minimal amount (~ 2%) of iron oxide was not usable for petroleum cracking and was discarded into one of five surface piles.

The following sets forth information about the mineralized material by surface pile:

			Average Clay Content (%)
Surface Pile	Resource Status	Clay (Tons)	Halloysite	Kaolinite	Illite-Smectite	Total
1	Measured	154,500	41.8	25.8	9.4	77.0
2	Indicated	127,100	19.0	33.6	27.8	80.4
3	Indicated	298,900	9.8	30.7	24.9	65.4
4	Indicated	33,280	13.2	31.7	31.8	76.7
5	Indicated	144,100	13.5	31.8	36.5	81.8

These clays are not used in our DRAGONITE products.

In addition to the surface pile material described above, there is a surface pile of approximately 20,000 tons of mined iron oxide on the surface of the Dragon Mine property.

Resource Development/Exploration Drilling Expenses

In 2015 and 2014, the Company spent $4,245,478 and $4,626,139, respectively, on exploration and resource development.

More Detailed Description of the Mineralization at the Dragon Mine

Clays. Kaolinite and halloysite are clays and members of the kaolin group of clays.   Both are aluminosilicate clays.  Kaolinite and halloysite are essentially chemically identical, but have different morphologies (shapes). Kaolinite typically appears in plates or sheets. Halloysite, in contrast, typically appears in the shape of hollow tubes.  On average, the halloysite tubes have a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers.  Formation of halloysite occurs when kaolinite sheets roll into tubes due to the strain caused by a lattice mismatch between the adjacent silicon dioxide and aluminum oxide layers. Halloysite is non-toxic and natural, demonstrating high biocompatibility without posing any risk to the environment.

Kaolinite is one of the world’s most common minerals.  U.S. production in 2014 was approximately 6.3 million tons.

Halloysite is, by comparison, a rarer mineral and we believe worldwide production is less than 25,000 tons.

Illite refers to a group of clays that includes hydrous micas, phengite, brammalite, celadonite, and glauconite.  Illite clays are common and large amounts are produced each year.

Smectite refers to a group of clays that includes montmorillonite, bentonite, nontronite, hectorite, saponite and sauconite.  Smectite clays are common clay and large amounts are produced each year.

Iron Oxide. Hematite is the mineral form of iron oxide, which exists in a range of colors, including black to steel or silver-gray and brown to reddish brown, or red.

Geothite is an iron hydroxide oxide mineral, which exists in a range of colors, including yellowish to reddish to dark brown. If goethite is sufficiently heated to eliminate its contained water, it is transformed into hematite.

Mixtures of goethite and hematite are the color brown.

Procedures Used to Develop the Tonnage and Grade Results in Resource Study

The following describes sample collection, sample preparation, and the analytical procedures used to develop analytical results set forth above for the Dragon Pit, the Western Area, and the Surface Piles.

Surface surveying positioning of holes was carried out using sub-centimeter Trimble GPS Receivers (base station and Rover) with accuracy within 5mm. Underground surveying utilized a Topcon GTS3 Total Station, which measures angle to one second and measures distances to parts per million. A DSI (Deviation Survey Instrument) SRG (Surface Recording Gyro) was utilized to measure deviation of the hole. A Brunton compass is used to determine a reference line. Readings are taken every 50’ during the survey and a final reference reading is used to calculate the hole’s overall drift. When run correctly, the instrument is accurate to within 1 foot per 1000’ of depth.

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

STATUS OF THE COMPANY FOR SEC REPORTING PURPOSES

The Company is classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission.

Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production.

Exploration stage includes all companies engaged in the search for mineral deposits (that is, reserves), which are not in either the development or production stage. In order to be classified as a development or production stage company, the company must have already established reserves. Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves.

Under Industry Guide 7, a “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Generally speaking, a company may not declare reserves, unless, among other requirements, a competent professional engineer conducts a detailed engineering and economic study and prepare a “bankable” or “final” feasibility study that “demonstrates that a mineral deposit can be mined profitably at a commercial rate.”

The Company commissioned a study and an update of “resources” under the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. A JORC resource is defined is a “mineral deposit in such form, grad and quantity that there are reasonable for prospects for eventual economic extraction,” a lower standard than that used for a final feasibility study. Among the differences between resources determined under the JORC Code and Industry Guide 7 is that under the JORC Code resources are measured in situ and are not net of diluting materials and mining losses, while under Industry Guide 7, the reserves are not measured in this fashion.

Despite the fact that the Company has not established reserves for purposes of Industry Guide 7, the Company has mined, processed and sold, and intends to continue to mine, process, and sell halloysite clay and iron oxide from the Dragon Mine.

A consequence of the absence of reserves under Industry Guide 7 is that the mining company, such as the Company, is deemed to lack an objective basis to assert that it has a deposit with mineralization that can be economically and legally extracted or produced and sold to produce revenue.

PROCESSING FACILITIES AT THE DRAGON MINE

We have a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to processing our iron oxide resource. This facility involves a preliminary step of crushing the iron oxide in a crusher and a further step of pulverizing the iron oxide in our Hosokawa Alpine table roller mill. Depending on the customer’s specifications, if we need to only process the iron oxide through the preliminary step of crushing, our production capacity would be significantly greater than 45,000 tons per annum. Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to its halloysite resource. We use a dry beneficiation method to process our halloysite products, which involves a preliminary step of crushing the halloysite clay in a crusher and a further step of micronizing the halloysite. The process may, in certain instances, utilize a low energy jet mill. None of our systems employ any chemicals. Wet processing is available through toll processors.

If demand for halloysite increases beyond our current capacity, we may choose to outsource the processing of the mineral to a third party or invest in more processing capacity.

MINING AND PROCESSING ACTIVITY IN 2015 AND 2014

The following table discloses (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company during the 12 months ended December 31, 2015 and 2014, respectively:

	2015	2014
Tons extracted
Halloysite clay	550	650
Iron oxide	400	2,200
Products produced (tons)
Halloysite clay	140	69
Iron oxide	750	166

SALE OF PRODUCTS

AMIRON

At the current time, we are selling AMIRON iron oxide to one customer on an ongoing basis. That customer uses the AMIRON as a catalyst to adsorb a gas. The agreement with that company calls for the sale of $5 million of AMIRON over a period of 18 months, which commenced in December, 2015. (The Company has agreed not to sell AMIRON to other customers for use in the same application for five years. The customer may elect to make another $5 million purchase at the end of five years and extend the exclusivity for this application for a total of ten years.

In 2015, we sold 20 tons of AMIRON to two other customers for use in commercial sales (as opposed to testing); one of the customers used the AMIRON in a biogas application and the other used it in connection with stain dispersion. The Company received no adverse feedback from such customers.

The Company is exploring whether AMIRON can be sold as an effective and cost-efficient substitute or partial substitute for barite as a weighting agent in certain drilling fluids used in the production of oil and gas. There is no certainty that the Company will be successful in penetrating this market.

The path to commercialization begins with testing by the customer and ends with a customer’s decision to commercialize the product after pilot scale production trials and, in certain cases, commercial scale production trials. The Company is working with many potential customers and individual potential customers are at different stages of the commercialization process. There is no certainty that any potential customer who tests our products will actually become a customer on an ongoing basis.

DRAGONITE

At the current time, the Company is selling halloysite on an ongoing basis to seven customers. One customer uses the halloysite to manufacture a specialty zeolite, which is used in an adsorption application. The initial purchase order of $228,000 was placed in 2015. The Company also sells to three ceramic companies that use the halloysite as a binder; to a large manufacturing company that uses the halloysite in structural acrylic adhesives; to a customer that uses the halloysite to strengthen epoxy resins; and to a large manufacturer that uses the halloysite for nucleation in extruded polymers.

There is no certainty that any potential customer who tests our products will actually become a customer on an ongoing basis. The Company currently is cautiously optimistic that additional customers could become ongoing customers with additional revenue in 2016 or early 2017.

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2015 and 2014. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
Sales for:	2015	2014
Commercial Production	70	70
Scale-Ups	20	26
Testing	10	2
Other	0	2
Total	100	100

SALES AND MARKETING

The Company markets and sells its products directly and through distributors. The Company’s CEO spends a significant amount of his time on sales and marketing, directly and assisting the Company’s sales staff, agents, and distributors. The Director of Sales focuses on the marketing of the Company’s DRAGONITE products to high-value application markets and the establishment and management of relationships with distributors. The Head of Iron Oxide Operations focuses on the marketing of the Company’s AMIRON products. The Company also uses several sales agents.

E.T. Horn acts as exclusive distributor for AMIRON in the following states: Washington, Oregon, Idaho, Montana, Wyoming, California, Nevada, Utah, Arizona, New Mexico. It acts as exclusive distributor of DRAGONITE in those states plus Texas, Oklahoma, Arkansas, and Louisiana.

Brandt Technologies, LLC acts as exclusive distributor for DRAGONITE and AMIRON in North Dakota, South Dakota, Nebraska, Kansas, Missouri, Iowa, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Ohio, and Michigan.

Koda Distribution Group, by itself and through its subsidiaries, Ribelin Sales, Inc., E.W. Kaufman Co., and GMZ Inc., acts as exclusive distributor for AMIRON in Mississippi. Alabama, Tennessee, Georgia, Florida, South Carolina, North Carolina, Virginia, West Virginia, Maryland, Delaware, Pennsylvania, New Jersey, Connecticut, New York, Vermont, Massachusetts, New Hampshire, and Maine. The Company intends to engage a distributor for DRAGONITE in these states.

The Company has a non-exclusive distribution agreement with a distributor for Taiwan and an excusive agreement with a distributor for Japan. The Company is negotiating agreements with other distributors.

APPLICATION MARKETS

The following discusses the markets into which the Company is marketing its DRAGONITE and AMIRON products. It cannot be assured that we will be successful penetrating these markets. The discussion does not discuss certain problems of selling into these markets, which are discussed elsewhere in the Business section or in the Risk Factors section.

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

●

Halogenated compounds (compounds containing bromine or chlorine). Halogenated flame retardants are used in conjunction with a synergist (something that enhances the effectiveness of an active agent) to enhance their efficiency. Antimony trioxide (ATO) is widely used as a synergist for halogenated fire retardants. Halogenated fire retardants have been associated with health concerns due to the potential toxicity of the decomposition products, namely dioxins and furans, as well as environmental and bioaccumulation concerns and there has been action, in the form of treaties and federal and state legislation, to restrict certain uses of halogenated fire retardants.

●	Organophosphorus compounds.

Plastic manufacturers typically mix or load a small amount of flame retardant to plastic to lower the risk of flammability of their products. We believe that DRAGONITE can be used as a partial replacement for Alumina Trihydrate (ATH) and Magnesium Hydroxide (MDH) in certain applications and as a synergist to ATH and MDH in other applications. At typical loadings, ATH and MDH can adversely affect certain mechanical properties of plastics. We believe that DRAGONITE, in conjunction with ATH and MDH, exhibits a synergistic performance without degrading the mechanical properties of a polymer matrix. Our research and development indicates that DRAGONITE can be used to replace 50% - 75% of antimony trioxide (ATO) in plastic without affecting flame retardancy, retaining the same rating under UL 94, the Standard for Safety of Flammability of Plastic Materials for Parts in Devices and Appliances testing.  The price of ATO is approximately $5,000 per ton.

Generally speaking, we believe the use of DRAGONITE instead of other fire retardant products should allow a manufacturer to use less fire retardant. A further benefit of using DRAGONITE is that it may enable the manufacturer to reduce the weight of the manufactured part (“light-weighting”)..

Other clays compete in the markets for partially replacing ATH, MDH, and ATO.

The Company estimates the global demand for flame retardant additives to be approximately 2.2 million metric tons. It cannot be assured that we will be successful penetrating this market.

Nucleation of Polymers. Plastics and polymers are composed of long molecular chains that form irregular, entangled coils in a melted resin, the phase in which a resin is liquid and its molecules can move about freely.

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

We believe that DRAGONITE added to a resin at a loading of just 1% can significantly speed up the process of crystallization.

We believe DRAGONITE is one of only two products that can nucleate polyethylene. The other product, to the best of our knowledge, costs approximately $30,000 per ton. Currently a very small portion of the polyethylene market is nucleated.

We believe DRAGONITE can also nucleate polypropylene.

It cannot be assured that we will be successful in further penetrating this market.

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

We believe that:

●

the utilization of DRAGONITE as a reinforcing filler results in the improvement of one or more mechanical properties of a polymer such as modulus (the measure of how well a polymer resist breaking when pulled apart), strength (the measure of the stress needed to break a polymer), and impact resistance (the measure of a polymer’s resistance when impacted by a sharp and sudden stress):

●

DRAGONITE, at a 1% loading, creates the following effects on polyethylene: an increase in modulus of 20% - 25%; an increase in strength of up to 15%; and retention of impact resistance. DRAGONITE, at a 1% loading, creates the following effects on polypropylene: an increase in modulus of 20-25%; an increase in strength of up to 20%; and retention of impact resistance: and

●	DRAGONITE, due to the improvements it imparts at such low loading rates, can offer a value proposition when compared to certain traditional fillers.

We estimate the value of the high-performance filler market to be approximately $17.2 billion. It cannot be assured that we will be successful in further penetrating this market.

Molecular Sieves and Catalysts. A molecular sieve is a material with very small holes of precise and uniform size. These holes are small enough to block large molecules while allowing small molecules to pass. Many molecular sieves are used as desiccants (substances that induce or sustain a state of dryness). Zeolites are a form of molecular sieve that are crystalline with a skeletal composed of aluminosilicates. We believe that DRAGONITE works very well with zeolites and helps entrap water and impurities both within the hollow tubular structure as well as the porous outer walls, enhancing the drying of natural gas and air, the separation of liquid from product streams, and the separation of impurities from a gas stream.

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

It cannot be assured that we will be successful penetrating these markets.

Ceramics. A ceramic is any of various hard, brittle, heat-resistant and corrosion-resistant materials made by shaping and then firing a nonmetallic mineral, such as clay, at a high temperature.  We market our halloysite to two ceramic markets:  whiteware and technical ceramics.  Whiteware is a broad class of ceramic products that are white to off-white in appearance and frequently contain a significant vitreous, or glassy, component. These include products such as fine china dinnerware, lavatory sinks and toilets, dental implants, and spark-plug insulators. Whitewares depend for their utility upon a relatively small set of properties: imperviousness to fluids, low conductivity of electricity, chemical inertness, and an ability to be formed into complex shapes. Examples of technical ceramics include ceramic disc brakes, missile nose cones, gas burner nozzles, and ballistic protection.

It cannot be assured that we will be successful in further penetrating this market.

Binders. DRAGONITE is an effective binder for traditional ceramic products. Binders are substances that improve the mechanical strength of green ceramic bodies so they can pass through production steps, before firing, without breakage. In many cases, binder additions to ceramic bodies are essential. Without them some production processes would be impossible. We believe that DRAGONITE, when used as a binder, also effectuates an improvement in the casting rate of the ceramic manufacturing process. This would equate to an increase in manufacturing efficiency.

It cannot be assured that we will be successful in further penetrating this market.

Cosmetics. Halloysite in DRAGONITE has a tubular shape that may be suited for an array of cosmetic applications. We believe the adsorptive nature of the halloysite found in DRAGONITE clay can serve as a hypoallergenic skin cleanser capable of removing unwanted toxins and oils from the skin without the need for harsh chemicals. We believe that DRAGONITE, due primarily to its presence of halloysite, is also capable of exfoliating the skin. DRAGONITE has been shown to be capable of functioning as a non-irritating carrier and release mechanism of cosmetic ingredients for a long lasting application.

It cannot be assured that we will be successful in further penetrating this market.

Cementing. The Company continues to market its DRAGONITE product to the cement admixture market as well as to consumers of high performance cement. Certain research demonstrates how DRAGONITE, when added to a cement formulation, results in significant improvements in tensile strength and compressive strength while also reducing in permeability. Cement and concrete mixtures, on their own, lack significant tensile strength and must often be reinforced with steel to achieve tensile strength required by many applications. One patent, published in April 2014 (US20140090842 A1), demonstrates how just a 1.5% loading of DRAGONITE to a cement mixture produces an increase in tensile strength of about 135%, a significant increase over a leading strength additive used in well cement. We believe the cementing market offers an attractive opportunity for DRAGONITE. The Company is pursuing a number of commercial trials with customers in the oil and gas and prefabricated-concrete industries.

It cannot be assured that we will be successful in further penetrating this market.

Controlled Release Carriers. We believe that the halloysite present in DRAGONITE clay can act as an effective carrier of active ingredients, enabling an agent to be released from the carrier over an extended time frame. We believe that this controlled release capability can be utilized in a wide array of applications including, but not limited to, anti-corrosive and anti-mold paint applications, agricultural applications, cosmetics, and certain pharmaceutical products, which would require the prevention of overdosing. In agriculture applications

DRAGONITE can provide a delivery system for often-toxic agricultural agents. Utilizing the inner lumen of the clay as a natural reservoir, DRAGONITE is able to load, store, and control the release of a range of agents, which, in turn, allows for a lower loading of substances, such as pesticides or herbicides, without sacrificing efficacy. We believe that DRAGONITE release rates can be controlled to match the duration of a growth or reproductive cycle, resulting in a reduction of the frequency of applications of an agent. We believe that DRAGONITE can be used to control the release of the following agents: pesticides, fertilizers, insecticides, fungicides, herbicides, nutrients, and growth stimulants.

According to BCC Research, the market for materials used as carriers for controlled release applications is approximately $1.0 billion.

It cannot be assured that we will be successful in further penetrating this market.

Environmental Remediation.  We believe that DRAGONITE, due to its high selectivity of toxic compounds, high porosity, high surface area, fine particle size, fast adsorption rate and high absorption capacity, can act as a sorbent in environmental remediation and emissions capture. We believe that DRAGONITE can be utilized to facilitate the remediation of environments polluted with oil, PCB’s, toluene, phenols, methylene blue, chromium-6, ammonium, heavy and alkali metals, and uranium.

It cannot be assured that we will be successful in further penetrating this market.

AMIRON

The Company markets its AMIRON line of natural iron oxide-based products to the pigmentary and technical application markets. The iron oxide resource at the Dragon Mine has a high content of Fe2O3. We believe that the iron oxide is of high chemical purity, possesses high surface area, fine grains, dispersability, good tinting strength, enhanced color saturation, low color variation, and a low level of heavy metals content, high surface area (25 m2/g – 125 m2/g and reactivity. For these reasons, we refer to the Dragon Mine’s iron oxide resource as an “advanced” natural iron oxide.

Pigments. We can produce natural iron oxide pigments. These compete with synthetic iron oxide pigments are produced from basic chemicals. The three major methods for the manufacture of synthetic iron oxides are thermal decomposition of iron salts or iron compounds, precipitation of iron salts usually accompanied by oxidation, and reduction of organic compounds by iron. Synthetic iron oxides account for approximately 80% of the market; natural iron oxides account for approximately 20%. Generally speaking, synthetic iron oxides cost much more to produce than natural iron oxides and sell for prices significantly in excess of natural iron oxides. Traditionally, natural iron oxides, due to their variance in quality, have not been able to compete with synthetic in the pigment market. We believe that the consistency of purity (high level of Fe2O3), desirable dispersibility, color consistency, and UV protection, as well as the lower price, of our iron oxide resource should enable us to compete to some extent with higher priced synthetic iron oxides.

We currently market our AMIRON line of advanced natural iron oxide pigments for use as artistic paint, interior and semi-transparent and opaque exterior wood stain, semi-transparent cosmetics, food contact colorants, and pharmaceutical applications. We also market to the construction, wood coatings, paints and industrial coatings, plastic and rubber markets, semi-transparent cosmetics, food contact colorants, and pharmaceutical applications.

Technical applications. Among the technical applications for our AMIRON are the following: adsorbents (iron oxide can be used to remove arsenic, copper, lead, chromium, cadmium from drinking water and to remove moisture from gases. Other applications include iron oxide for agricultural use, as an additive in pet food, and for steel casing in foundries.

We believe we have identified a market opportunity for our AMIRON to be used used as a weighting agent for oil and gas drilling fluids. Currently, barite and hematite are commonly used weighting agents. The estimated current annual U.S. consumption of barite for use as a weighting agent in oil and gas drilling fluids is approximately 3 million metric tons. The Company has had one of its AMIRON products, “OH50,” assessed as a weighting agent by a third-party lab focused on the testing of oilfield products. We believe the results from the testing demonstrate that AMIRON OH50 is a viable weighting agent alternative to existing solutions. A number of potential customers focused on the manufacturing and/or distribution of oilfield products are assessing AMIRON for use in this application.

The Company encounters challenges in marketing DRAGONITE. In particular, the company must compete on price and quality in relation to competitive materials.

It cannot be assured that we will be successful in further penetrating these markets.

THE SALES PROCESS

The Company sells its products using employees, agents, and distributors, selling on a global basis.

DRAGONITE

The Company markets its DRAGONITE into two general types of application markets.

The first type is a market in which halloysite has not been previously used, or is to be used as an additive in substitution for another additive, to enhance certain functionality of an application.  This type of market requires a number of steps before a sale can be consummated.  Like any new material that will be incorporated into a commercial manufacturing process, a significant amount of testing must be performed before DRAGONITE can be incorporated into both a manufacturing process and a product. Sales, of this type require, working with the potential customers’ existing formulations, which can vary from potential customer to potential customer. This could include identifying a solution, such as (i) surface coating or (ii) when to introduce DRAGONITE into the formulation or (iii) the conditions under which it should be introduced or (iv) changes, deletions, additions, or substitutions involving other elements of the customer’s formulation. Without customer collaboration, DRAGONITE could be unsuccessful in achieving the customer’s goals. This process can take an extended period of time (years in the case of discoloration of polymers as a result of the introduction of DRAGONITE) and, in some cases, there is no solution.

During this process we frequently must work collaboratively with the potential customer to appropriately orient its manufacturing process to successfully incorporate our material.  The length of the sales process is difficult to predict given the number of variables involved.  In this type of market, price can be an important consideration and in some cases, we are not able to compete.

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

AMIRON

The Company encounters the same types of challenges marketing AMIRON, as it faces in marketing DRAGONITE. In particular, the company must compete on price and quality in relation to competitive materials.

It cannot be assured that we will be successful in further penetrating these markets.

RESEARCH, DEVELOPMENT AND TESTING

The Company’s research and development and testing efforts are focused on the continued creation of commercial applications for our halloysite-based products and our iron oxides. The Company conducts significant research and development efforts internally and occasionally through consultants. The Company also conducts product research and development collaboratively with customers and potential customers.

In 2015 and 2014, the Company spent $181,821 and $403,212 for testing and research, respectively.

TRADEMARKS and PATENTS

We have trademarked the name DRAGONITE and AMIRON. We believe these trademarks are important to the successful marketing of our product offering.  We filed a Provisional Application for Patent in October, 2010 related to the use of nucleating agents in polyethylene. As of December 31, 2015, we have been granted this patent in Great Britain, Denmark, France and China. A patent is pending approval in the United States, Canada and Thailand.

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

We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for the Dragon Mine and report as required to MSHA. The Company is subject to extensive regulation by the Mine Safety and Health Administration, which was created by the Mine Safety and Health Act of 1977. The regulations generally are designed to assure the health and safety of miners and our mine is periodically inspected by MSHA.  The Company does not believe that such regulations have or will adversely affect the Company’s business or have a material impact on capital expenditures, earnings and competitive position of the Company.

The clays that the Company mines, including halloysite, may contain various levels of crystalline silica when mined.  Crystalline silica is considered a hazardous substance under regulations promulgated by the U.S. Occupational Health and Safety Administration (OSHA) and U.S. Mine Health and Safety Administration (MSHA) and as a result is subject to permissible exposure limits (PELs), both in the mine and at the workplaces of our customers.  The Company is required to provide Safety Data Sheets (SDS) at the mine and accompanying sales of products to customers. The Company must also apply hazard warning to labels of containers of the product sold to customers.  Kaolin and halloysite are also subject to PELs.

On September 12, 2013, the Occupational Safety and Health Administration (OSHA) released a proposed standard on respirable crystalline silica.  The proposed rule would lower to the PEL to 50 micrograms per cubic meter of air (µg/m3), which is 50% of the current PEL and consistent with the NIOSH PEL. The agency also proposed an action level of 25 µg/m3. The Company cannot predict whether OSHA will adopt a rule and what, if any, adverse effect such rules may have on the Company’s business.

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

EMPLOYEES

As of December 31, 2015, Applied Minerals, Inc. and its subsidiary had 29 employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

OTHER PROPERTY

On December 15, 2015, through an auction held in Coeur D’Alene, ID, the Company offered for sale four non-core real estate totaling approximately 1,017 acres located within the Silver Valley region of Idaho. Three of the four properties sold at the auction for a total of $172,948. Bids for the fourth property, approximately 705 acres located in Mullan, Idaho, did not meet the $1,500,000 reserve price. On March 23, 2016, the Company entered into an agreement to sell its 705-acre Atlas Mine property for gross proceeds of $418,000. Net proceeds to the Company are expected to be $380,000, after adjusting for a 10% buyers premium paid to the auction firm, J.P. King. The Company, through its 53% ownership of Park Copper and Gold Mining Company Limited, a Idaho corporation and an administratively dissolved subsidiary of the Company, owns an interest in 100 acres of patented mining claims. The Company is pursuing the monetization of its indirect ownership of these mining claims.

ITEM 1A.	RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS RELATED TO RISK REFERRED TO IN THIS ANNUAL REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

Our business activities are subject to significant risks, including those described below. Every investor, or potential investor, in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially and adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also significantly and adversely affect our business.

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.

We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2015 and 2014, the Company sustained losses from continuing operations of $9,805,137 and $10,316,317, respectively. At December 31, 2015 and 2014, the Company had accumulated deficits of $81,943,426 and $72,138,289, respectively. We have limited cash, negative cash flow, and unprofitable operations. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all, especially in light to the restrictions imposed on senior or pari passu financing by 10% PIK-Election Convertible Notes due 2018 and 10% PIK-Election Notes due in 2023. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and/or achieving profitable operations. The outcome of these matters cannot be predicted at this time.

MATURITY OF OUTSTANDING PIK-ELECTION CONVERTIBLE NOTES.

Unless the Company is able to generate significant cash flow, the Company may not have sufficient funds to pay outstanding PIK-Election Convertible Notes when such notes mature and unless the stock price increases significantly, the Company may not be able to force conversion of the notes before maturity.

The Company has two series of convertible, PIK notes outstanding, 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") and 10% PIK-Election Notes due in 2023 (“Series 2023 Notes”). As of March 1, 2016, the outstanding balance of the Series A Notes was $21,882,953 and the outstanding balance of the Series 2023 Notes was $13,400,957. If the Company continues to pay interest with PIK Notes, the outstanding balances will increase significantly before maturity.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes initially mature in 2018 but the maturity may, under certain circumstances, be extended until 2019 and under other circumstances may be extended until 2023.

The holders may convert the Series A Notes at any time.  The Series A Notes are mandatorily convertible by the Company at any time that is two years after issuance only if either of the following conditions exist: (A) (i) the maturity date of the Series A Notes has not been extended, (ii) the VWAP over the preceding 10 trading days is at or in excess of $1.00 per share, (iii) the closing market price of the common stock is at or in excess of $1.00 per share on the day before a mandatory conversion notice is issued, (iv) all outstanding amounts, if any, of the Series 2023 Notes or replacement financing for the Series 2023 Notes have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144 or (B) (i) the VWAP over the preceding 20 trading days is in excess of the greater of $1.40 per share, the conversion price of the Series 2023 Notes (currently a $1.36 per share, adjusted for the sale of the Series A Notes), if any, and the conversion price of the Replacement Financing, if any, (ii) the closing market price of the common stock is in excess of the greater of $1.40 per share, the conversion price of the Series 2023 Notes, if any, and the conversion price of the replacement Financing, if any, on the day before a mandatory conversion notice is issued, (iii) all outstanding amounts, if any, of the Series 2023 Notes or Replacement Financing have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144. The Series A Notes can mature earlier in the event of an Event of Default under the terms of the Series A Notes. There is not now, and the Company does not anticipate the occurrence of an Event of Default.

PENETRATING MARKETS

For the Company to survive, we must penetrate our target markets and achieve sales levels and generate sufficient cash flow to break-even. To be a success, we must do better than that. As outlined below, and in light of the disclosures above, there is significant uncertainty that we will be able to do so.

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

The process beginning with introducing our halloysite-based material to manufacturers and ending with the manufacturers using our products in their production (i) can encounter inertia, skepticism, and different corporate priorities, (ii) requires educating potential customers (some of whom can be resistant) on whether our product actually works for the manufacturer’s particular need, the benefits of our material, and how to test and use our material (how much to add, when to add, and so forth), and (iii) often requires working with potential customers to assure that the potential customers test the materials under proper conditions to assure that our products provide the desired results, do not adversely affect the customer’s product and do not interfere with the other constituents of the customer’s product. In summary, while we believe that our halloysite-based material often adds significant value, we can say two things about the process that ends with manufacturers using our halloysite-based material: it can take a long time and there is no certainty that we will be able to convince enough manufacturers to use our halloysite-base material.

Similarly, we are trying to sell our iron oxides, which are natural, into markets where synthetic iron oxides have been used in the past. In trying to make such sales, we encounter the same or similar types of problems described in the preceding paragraph

Other applications for which we are selling for our halloysite-based material and our iron oxides are applications for which halloysite or natural iron oxides have been used previously. To penetrate these markets, we face the difficulties encountered by any company trying to enter an established market competing against established players that may be in better financial condition that we are and are already familiar to, and in many cases have relationships with, the potential customers, which may make such competitors more attractive than us. While we believe that in many cases, our products are superior to those already in the market, there is uncertainty that we will be able to penetrate those markets to a sufficient degree. Because individual halloysite and iron oxide deposits can differ in significant respects, we may have to demonstrate that our halloysite or iron oxide will actually work for the manufacturer’s particular need and thus we can encounter the problems discussed in the second paragraph of this section.

COMPETITION

Competition from Other Miners of Halloysite

Currently there is limited competition involving the sale of halloysite-based products in our advanced applications target markets. If our DRAGONITE penetrates our advanced application target markets, we may face significant competition from such competitors as well as non-halloysite solutions often sold by larger, more established companies. The basis for competition is performance and price. If we are successful in penetrating our advanced applications target markets, we may face significant competition from operators of halloysite clay deposits in other locations around the world.

We believe that our Dragon Mine property is one of only two large-sized halloysite deposits in the world. .

The degree or extent to which the halloysite other deposits can or will compete with our halloysite-based products is subject to a variety of factors, including the following:.

●

Deposits of halloysite are formed under a variety of geological conditions of hydrothermal alteration and weathering. As a result, the nature and extent of impurities, the length of the tube, thickness of the walls, and the size of the pore or lumen can all vary. In many deposits, the halloysite is mixed with other clays, limiting its usefulness for certain applications. Other deposits can contain significant amounts of crystalline silica, which may limit the usefulness for certain applications and/or require additional processing. Other deposits contain more iron oxide than is acceptable, requiring additional processing

●	Some deposits are subject to difficulties relating to mining. Some deposits are located in geographically isolated areas and some deposits can only be mined by handpicking.

Nevertheless, there are many other deposits of halloysite around the world and in the U.S, including one adjacent to the Dragon Mine property, which, to our knowledge, sells halloysite as a component in cement at a relatively low price. There is a commercial halloysite mine in New Zealand. There are other production mining operations in China and Turkey that can produce relatively high quality halloysite at a low cost. The company that purchases our halloysite for a specialty zeolite adsorption application also uses halloysite from the Turkish mine for the same application. There are other small mines known to us. Whether halloysite from any of these deposits will compete with our advanced halloysite-based products, or the extent to which they can compete, is not clear. While, based on what is known to the Company at this point, the Company does not believe that competition from the other halloysite mines known to us will significantly adversely affect sales, prices or margins in advanced applications, such competition could arise and could adversely affect sales and margins and such competition would be based on performance and/or price.

Competition from Suppliers of Alternative Solutions to Halloysite

When we market halloysite for use in situations halloysite has not been previously used, or is to be used as an additive in substitution for another additive, to enhance certain functionality of an application we will face competition from suppliers of other solutions and the competition will be based on performance and/or price.

Iron Oxide

We expect to compete with companies that, in some cases, may be larger and better capitalized than us. Because individual iron oxide deposits can differ in significant respects, our iron oxide may not be suitable for certain uses and we may have to demonstrate that our halloysite or iron oxide will actually work for the manufacturer’s particular need and we can encounter the problems in getting manufactures to test our product and if successful, to use our iron oxide.

Pigments

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

OTHER MORE GENERALIZED RISKS AND UNCERTAINTIES

The actual Dragon Mine profitability or economic feasibility may be adversely affected by any of the following factors, among others:

●	Changes in tonnage, grades and characteristics of mineralization to be mined and processed;
●	Higher input and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability and cost of adequate and skilled labor force and supply and cost of water and power;
●	Availability and terms of financing;
●	Environmental or other government laws and regulations related to the Dragon Mine;
●	Changes in tax laws;
●	Weather or severe climate impacts;
●	Potential delays relating to social and community issues;
●

Industrial accidents, including in connection with the operation of mining transportation equipment and accidents associated with the preparation and ignition of blasting operations, milling equipment and conveyor systems;

●	Underground fires or floods;
●	Unexpected geological formations or conditions (whether in mineral or gaseous form);
●	Ground and water conditions;
●	Accidents in underground operations;
●	Failure of mining pit slopes;
●	Seismic activity; and
●	Other natural phenomena, such as lightning, cyclonic or storms, floods or other inclement weather conditions.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

Exploration and mining operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Exploration and mining operations and some of the products we sell are also subject to federal, state and/or local laws and regulations that seek to maintain health and safety standards. No assurance can be given that environmental standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities, including mine closure. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position.

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

JUAB COUNTY, UTAH

Dragon Mine

The Dragon Mine property, located in Juab County, Utah, within the Tintic Mining District, has been principally exploited for halloysite clay and iron oxide. It is located approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. The Union Pacific Railroad has a spur approximately 2 miles from the property. Electrical power is located approximately 1.5 miles from the site and there was no evidence of a water source on the property except in the mine shaft.

The property is located in the Tintic District of Utah, covering approximately 267 acres with a large mining permit covering 40 acres allowing for the extraction of minerals. The property consists of 38 patented and six unpatented mining claims located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Base Meridian. The Company pays approximately $800 in annual maintenance fees to the U.S. Department of Interior Bureau of Land Management to maintain rights to its unpatented claims. The BLM Claim Numbers are: UMC385543, UMC 385544, UMC394659, UMC394660, UMC408539, and UMC408540. The Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine. 267. We leased the property in 2001 and on August 18, 2005, we purchased the property for $500,000 in cash. As more fully explained in the “Business” section, the property has two mining areas, the Dragon Pit, which contains high purity halloysite, Dragon mixed clays and iron oxide and the Western Area, which contains mixed clays and iron oxides. On the property, there are also five large waste piles containing significant amounts of clay.

The Company has two dry-process facilities at its Dragon Mine property. One facility, dedicated primarily to processing the iron oxide resource and occasionally used to process halloysite, has a capacity of up to 45,000 ton per year for certain types of processing and includes a Hosokawa Alpine mill. The other facility is dedicated to the halloysite clay resource and has an annual capacity of up to 10,000 tons per year..

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

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report, there is no pending or threatened litigation. We may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, could have a material adverse effect on our financial condition, cash flows or results of operations.

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

	Year 2015		Year 2014
	High	Low	High	Low
First Quarter	$0.74	$0.63	$1.09	$0.69
Second Quarter	$0.75	$0.54	$0.85	$0.60
Third Quarter	$0.56	$0.22	$0.86	$0.67
Fourth Quarter	$0.43	$0.16	$0.78	$0.59

Record Holders

As of December 31, 2015, there were approximately 908 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock. We have no current plans to declare dividends and we are not subject to any restrictions or limitations relating to the declaration or payment of dividends other than those imposed by state corporate laws applicable to corporations generally.

Equity Compensation Plans

On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based under Code Section 162(m). Under the LTIP, 8,900,000 shares are authorized for issuance. The STIP does not refer to a particular number of shares, but would use the shares authorized in the LTIP for issuance under the STIP. The CEO, the CFO, named executive officers, and directors, among others, are eligible to participate in the LTIP and STIP. Prior to the adoption of the LTIP and STIP, stock options were granted under individual arrangements between the Company and the grantees and approved by the Board of Directors.

 Equity Compensation Information

As of December 31, 2015

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,063,061	$1.27	1,151,133

Equity compensation plans not approved by security holders	12,622,520 (1)	$0.87	NA

Total	18,685,581	$1.01

(1)

Options to purchase common stock were issued under individual compensation plans prior to the adoption of the LTIP as follows: (a) 9,487,930 options were granted to Material Advisors LLC, the entity that provided management personnel to the Company from 2009 to 2013. Mr. Zeitoun was allocated 60% of the options and the other members of Material Advisors LLC, Christopher Carney and Eric Basroon (Mr. Zeitoun’s brother-in-law and Vice President of Business Development), were allocated 20% each. 6,583,277 options have an exercise price of $.70 per share, vested over three years from 2009-2011, and have a ten-year term. 2,904,653 have an exercise price of $.83 per share, vested over one year in 2012, and have a ten-year term; (b) 400,481 options were granted to directors in four grants during 2011 and 2012 with exercise prices ranging from $.83 per share to $1.24 per share. The options had vesting periods of one year and have five-year terms. 430,481 of these options were still outstanding at December 31, 2015; (c) 650,000 options were granted in two grants to a now-former director during 2008 and 2009 in his capacity as an employee and a consultant. The exercise price was $.70 per share, the options vested immediately and have a ten-year term; (d) 1,622,769 options were granted to employees and consultants in five grants during 2011 and 2012. The exercise prices range from $.78 per share to $2.00 per share, vesting periods ranged from one to three years, and the terms are five or ten years; and (e) 461,340 options were granted to an investment bank in April of 2011 for financial advisory services provided to the Company. The exercise price of the options was $1.15 per share, it vested immediately and has a term of ten years. All of the foregoing options had an exercise price at or above the market price of the common stock on the date of grant.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
Applied Minerals, Inc.	$100	$159	$193	$138	$91	$35
iShares Russell Microcap ® Index ETF	$100	$89	$105	$150	$154	$144
S&P Metals & Mining Index ETF	$100	$72	$67	$63	$47	$23

* Cumulative return assumes a $100 investment of each respective security at December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2015	2014	2013	2012	2011
Revenue	$507.5	$234.2	$54.8	$165.7	$93.0
Loss from continuing operations	$(9,805.1)	$(10,316.3)	$(13,063.5)	$(9,732.4)	$(7,424.5)
Net loss	$(9,805.1)	$(10,316.3)	$(13,063.5)	$(9,732.4)	$(7,430.3)
Loss from continuing operations - basic	$(0.10)	$(0.11)	$(0.14)	$(0.11)	$(0.10)
Net loss - basic	$(0.10)	$(0.11)	$(0.14)	$(0.11)	$(0.10)
Loss from continuing operations - diluted	$(0.10)	$(0.11)	$(0.14)	$(0.11)	$(0.10)
Net loss - diluted	$(0.10)	$(0.11)	$(0.14)	$(0.11)	$(0.10)
Cash and equivalents	$1,803.1	$10,701.7	$8,685.6	$3,356.1	$10,170.5
Total assets	$8,339.4	$18,457.7	$15,215.3	$7,818.5	$12,874.8
Long-term liabilities	$22,245.4	$23,119.0	$11,727.4	$2,129.4	$3,452.8
Shareholders’ equity (deficit)	$(15,739.7)	$(7,517.0)	$1,486.6	$3,966.2	$8,828.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Applied Minerals, Inc. is a leading global producer of DRAGONITE halloysite clay and AMIRON advanced natural iron oxides. We are a vertically integrated operation focused on developing grades of DRAGONITE and AMIRON that can be utilized for both traditional and advanced end-market applications. We have mineral production capacity of up to approximately 55,000 tons per year. See “ITEM 1. BUSINESS” for further details regarding both our business strategy.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Fair Value

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – quoted prices in active markets for identical assets and liabilities
●	Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities
●	Level 3 –significant unobservable inputs

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2015 and 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than the PIK Notes, materially approximate their fair value. The fair value of the PIK Notes payable was estimated using a Monte Carlo Model..

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

On June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-10): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date the financial statements are issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016 with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial disclosures.

In April 2015, the FASB issued an ASU 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

Results of Operations - 2015 Compared to 2014

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2015	% of Rev.	2014	% of Rev.	Amount	%

REVENUES	$507,474	100%	$234,221	100%	$273,253	117%

OPERATING EXPENSES:
Production costs	9,204	2%	49,464	21%	(40,260)	(81%	)
Exploration costs	4,245,478	837%	4,626,139	1,975%	(380,661)	(8%	)
General and administrative *	4,857,015 *	957%	5,195,830 *	2,218%	(338,815)	(7%	)
Depreciation expense	1,312,585	259%	1,164,366	497%	148,219	13%
Total Operating Expenses	10,424,282	2,054%	11,035,799	4,712%	(611,517)	(6%	)

Operating Loss	(9,916,808)	(1,954% )	(10,801,578)	(4,612% )	884,770	(8%	)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(4,567,952)	(900% )	(1,667,285)	(712% )	(2,900,667)	174%
Gain on revaluation of warrants derivative	0	0%	830,000	354%	(830,000)	(100%	)
Gain on revaluation of stock awards	0	0%	110,000	47%	(110,000)	(100%	)
Gain on revaluation of PIK Notes	5,328,515	1,050%	1,470,798	628%	3,857,717	262%
Other (expense)	(648,892)	(128% )	(258,252)	(110% )	(390,640)	151%
Total Other Income (Expense)	111,671	25%	485,261	(207% )	(373,590)	(77%	)

Net Loss	$(9,805,137)	(1,932% )	$(10,316,317)	(4,405% )	$511,180	(5%	)

* Includes $397,417 and $865,716 of noncash stock compensation expense for 2015 and 2014, respectively, relating to employee and consultant stock options.

Revenue generated during 2015 was $507,474, compared to $234,221 of revenue generated during the same period in 2014, an increase of 117.0%. DRAGONITE sales in 2015 were $324,085 and AMIRON sales were $183,389. DRAGONITE sales increased by approximately $117,000 (56.5%) during 2015 compared to 2014. This increase resulted primarily from a $120,000 increase in sales to customers utilizing DRAGONITE in commercial applications that include catalysts, nucleating agents for plastic and reinforcing fillers for plastics. This increase was partially offset by a decline in sales of DRAGONITE for testing and scale-up purposes. AMIRON sales increased approximately $161,000 (714.3%) compared to 2014. The increase was due to sales made to two customers who are using the material for pigment and catalyst applications.

Total operating expenses for 2015 were $10,424,282 compared to $11,035,799 of expenses incurred during the same period in 2014, a decrease of $611,517 or 6.0%. The components of the Company’s operating expenses include exploration costs and general and administrative expenses. Exploration costs are incurred by our Dragon Mine operation. General and administrative costs primarily include expenses incurred by our New York-based operation. The 6.0% decline in operating expenses was primarily due to an 8.0% decline in exploration costs and a 7% decline in general and administrative expenses, offset by a 13% increase in depreciation expense.

Exploration costs, excluding depreciation expense, incurred during 2015 were $4,245,478 compared to $4,626,139 of costs incurred during the same period in 2014, a decrease of 8.0%. The decline was driven primarily by a $246,700, or 66.7%, decline in the use of outside labs for product development and testing, a $280,200, or 57.8%, decline in the use of geological consulting services, a $86,800, or 5.1%, decline in wage expense, a $61,100 decline in drilling materials and equipment maintenance, and a $57,200, or 24.5%, decline in utility (electricity) charges. These decreases were partially offset by a $163,500, or 328.9% increase in equipment rentals and leases, a $63,500, or 206.7%, increase in safety expense, a $61,300, or 67.1%, increase in building maintenance expense, a $34,600, or 357.6%, increase in consulting expense, and a $29,200 increase in workers’ compensation related to the Dragon Mine operations.

The decrease in expense related to the use of outside labs for product development and testing was driven by the Company’s decision to establish a lab at the Dragon Mine facility and conduct most of its product development and testing in-house. The decline in expense related to the use of geological consulting services is, in large part, due to the completion of the characterization of the Dragon Mine resource. The decline in wage expense, drilling materials costs and equipment maintenance expense were due, in large part, to the completion of certain underground development activities during the latter half of 2016. The increase in equipment rentals and leases was due to equipment needs related to pre-production of the iron oxide contract and equipment needed related to work focused on enhancing our clay processing capabilities. The increase in safety expense is related to the Company’s effort to enhance its compliance with MSHA standards.

The increase in building maintenance expense was due to work needed to enhance the reliability of the Company’s larger mill facility. The increase in consulting expense is due to the hiring of surveyor to perform continued work on the Dragon Mine property. The increase in workers’ compensation expense is related to a slight increase in rates.

General and administrative expenses for 2015 totaled $4,857,015 compared to $5,195,830 of expense incurred during the same period in 2014, a decrease of 6.0%. The decline was driven primarily by a $263,900, or 10.6%, decrease in payroll expense and a $468,300, or 54.1%, decrease in compensation expense, partially offset by a $152,700, or 103.2%, increase in shareholder expenses, a $137,800, or 46.5%, increase in director expense, and a $90,700, or 101.9%, increase in consulting service fees. The decline in payroll expense is the result of a decline in certain executive compensation. The decrease in equity compensation is the result of a decrease in the value of equity granted to employees. The increase in shareholder expense was due primarily to the engagement of a new investor relations firm. The increase in director expense was due to the addition of a director. The increase in consulting expense was due to the engagement of a cosmetic product development lab..

Other income for 2015 was $111,671 compared to other income of $485,261 during the same period in 2014, a decrease of 77%. The $373,590 decline in other income was driven primarily by a $2,900,667, or 174.0%, increase in interest expense, a $3,857,717, or 262.3%, increase in the gain on the revaluation of PIK Notes derivative, and a $390,640, or 151.3%, increase in other expense. The increase in interest expense is due to the issuance of approximately $19.8 million of the 10% Convertible PIK Notes due 2018. The increase in the revaluation of PIK Notes derivative is due to a decline in the Company’s stock price.

Net Loss for 2015 was $9,805,137 compared to a net loss of $10,316,317 for 2014, a decrease of $511,180 or 5%. The improvement in net loss was driven primarily by the 117.0% increase in revenue and 5.0% decrease in operating expense.

Results of Operations - 2014 Compared to 2013

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2014	% of Rev.	2013	% of Rev.	Amount	%

REVENUES	$234,221	100%	$54,825	100%	$179,396	327%

OPERATING EXPENSES:
Production costs	49,464	21%	17,244	31%	32,220	187%
Exploration costs	4,626,139	1,975%	4,551,666	8,302%	74,473	2%
General and administrative *	5,195,830 *	2,218%	8,569,413 *	15,630%	(3,373,583)	(39% )
Depreciation expense	1,164,366	497%	317,570	579%	846,796	267%
Loss on impairment and disposition of land and equipment	- 0 -	0%	2,482	5%	(2,482)	(100% )
Total Operating Expenses	11,035,799	4,712%	13,458,375	24,548%	(2,422,576)	(18% )

Operating Loss	(10,801,578)	(4,612% )	(13,403,550)	(24,448% )	2,601,972	(19% )

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,667,285)	(712% )	(497,187)	(907% )	(1,170,098)	235%
Gain on revaluation of warrants derivative	830,000	354%	995,000	1,815%	(165,000)	(17% )
Gain on revaluation of stock awards	110,000	47%	44,000	80%	66,000	150%
Gain (Loss) on revaluation of PIK Notes	1,470,798	628%	(195,000)	(356% )	1,665,798	854%
Other (expense)	(258,252)	(110% )	(6,789)	(12% )	(251,463)	3,704%
Total Other Income (Expense)	485,261	(207% )	340,024	620%	145,237	43%

Net Loss	$(10,316,317)	(4,405% )	$(13,063,526)	(23,828% )	$2,747,209	(21% )

* Includes $865,716 and $4,707,381 of noncash stock compensation expense for 2014 and 2013, respectively, relating to employee and consultant stock options.

Revenue generated during 2014 was $234,221, compared to $54,825 of revenue generated during the same period in 2013. Sales of halloysite clay increased to existing and new customers for various uses, including as a nucleating agent, a binder for ceramic-based sanity ware, and a binder for clay-based molecular sieves. The increase in iron oxide sales stems mainly from usage as a catalyst..

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2015, the Company’s net loss was $9,805,137 and cash used in operating activities was $8,585,557. As of December 31, 2015, the Company had working capital of $563,324, which, in part, includes $1,623,152 of accounts payable and accrued liabilities, which were comprised, in part, of $880,407 of accrued interest on the PIK Notes, which can be paid in additional PIK notes, and $97,650 for which the Company has accrued an expense but believes it has a statute of limitations defense.

On November 2, 2015, the Company announced that it entered into a 5-year take-or-pay supply agreement. An initial purchase order of $5 million worth of AMIRON products was received and was to be delivered over the course of 18 months with deliveries commencing on December 1, 2015.

On November 2, 2015, the Company announced that it had begun the implementation of a number of cost-saving initiatives that will serve to strengthen its operational model and enhance its liquidity position as it executes the next steps of its strategy to penetrate the application markets for both its DRAGONITE halloysite clay and AMIRON iron oxide products. The savings realized from these initiatives are anticipated to be derived from efficiencies realized from all aspects of the business, both corporate and operational, putting the company in a stronger position to execute on its current business and pipeline of opportunities. The Company anticipates that these cost savings actions will reduce the fixed component of our annual expenses from $9.0 million to under $6.0 million.

On December 15, 2015, the Company, through an auction held in Coeur D’Alene, Idaho, offered for sale four non-core real estate totaling approximately 1,017 acres located throughout the Silver Valley region of Idaho. In January, 2016, three of the four properties closed for total gross proceeds of $172,948. Net proceeds received by the Company were $155,187. On March 23, 2016, the Company entered into an agreement to sell the fourth property for gross proceeds of $418,000. Net proceeds to the Company are expected to be $380,000, adjusted for a 10% buyers premium paid to the auction firm, J.P. King.

Based on the Company’s current cash usage expectations for 2016, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months only if (i) it successfully accelerates the fulfillment date of the aforementioned take-or-pay agreement to December 2016; (ii) implements its cost-cutting initiatives; and (iii) during 2016, closes the sale of its non-core Mullan, Idaho property. However, the Company can provide no assurances that these initiatives will succeed and, therefore, there exists substantial doubt about its ability to continue as a going concern. The Company cannot provide any assurance that it will be able to raise additional capital if needed.

Cash used in operating activities in 2015 was $8,585,557 compared to $8,003,851 of cash used during the same period in 2014. Cash used by operating activities during 2015, after adjusting for non-cash items but before adjusting for changes in operating assets and liabilities, was $7,751,121, $1,323,112 less than the comparable period in 2014, driven primarily by the Company’s increase in revenue and reduction of operating expenses. After adjusting for the change in operating assets and liabilities, cash used by operating activities during 2015 was $8,585,557, $581,076 more than during 2014, driven primarily the timing of certain payables.

Cash used in investing activities during 2015 was $251,055 compared to a use of $2,039,562 during the same period in 2014. The decline was due primarily to the completion of a significant portion of the Company’s Hosokawa Alpine table roller milling facility in 2014.

Cash used in financing activities during 2015 was $61,923 compared to $12,059,527 of cash generated during the same period in 2014. The decline was due primarily to the absence of a $12,500,000 capital raise, which occurred during 2014.

Our total assets as of December 31, 2015 were $8,339,362 compared to $18,457,702 as of December 31, 2014, or a decrease of $10,118,340. The decrease in total assets was due primarily to a decrease in cash of $8,898,535 due primarily to cash used by operating activities and a decrease in property and equipment, net of $1,849,049 due primarily to the depreciation of our new mill assets, partially offset by an increase in prepaids and other long-term assets assets. Total liabilities were $24,079,012 at December 31, 2015 compared to $25,974,467 at December 31, 2014. The decline in total liabilities was due primarily to a $1,063,497 decrease in accounts payable and accrued liabilities and a $4,681,383 decrease in the PIK Note derivative due to the decline in the Company’s stock price, which lowers the value of the option component of the Series A and Series 2023 Notes. These declines were partially offset by a $4,000,000 increase in the PIK Notes liability due primarily to the issuance of additional PIK Notes to satisfy interest payment obligations during 2015.

ISSUANCE OF CONVERTIBLE DEBT

The Company raised $12.5 million of financing through the issuance of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2014, with key terms highlighted in the table below:

Key Terms	Series A Notes
Inception Date	11/03/2014
Cash Received	$12,500,000
Principal (Initial Liability)	$19,848,486
Maturity (Term)

4 years, but may range between 2 years to the full maturity of the Series 2023 Notes, depending on whether a Specified Event occurs and/or an Extension Option is elected (see below for further details)

Exercise Price	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually, may be reduced to 1% if a Specified Event occurs
Derivative Liability	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

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

●

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant anti-dilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.

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

●

Liquidated Damages- The Company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The registration statement became effective on July 2015. Liquidation damages of $541,011 and $200,000 have been charged to Other Expenses during 2015 and 2014, respectively, due to the delay of the registration statement’s effective date. During the second quarter of 2015, the Company issued 1,015,086 shares valued at $741,011 to Series A note holders as payment of liquidated damages.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2015 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$157,575	$157,575	--	--	--

Total	$157,575	$157,575	--	--	--

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $182,168, $174,091 and $164,961, respectively. Facility lease obligation is under a 2-year extension period and does not contain escalation clauses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Applied Minerals, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Minerals, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [2] to the financial statements, the Company has suffered recurring losses from operations and used cash in operating activities. In addition, the Company’s working capital at December 31, 2015 may not be sufficient to fund its operations for the next twelve months after giving consideration to management’s plans and certain transactions, which are also described in Note [2]. Further, the Company may not be able to raise additional financing if needed. Collectively these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

March 29, 2016

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$1,803,131	$10,701,666
Accounts receivable	176,205	112,831
Deposits and prepaid expenses	322,922	289,644
Other current receivables	94,647	- 0 -
Total Current Assets	2,396,905	11,104,141

Property and Equipment, net	5,206,825	7,055,874

Other Assets
Deferred Financing Costs	21,250	28,750
Deposits	269,202	268,937
Assets Held for Sale	445,180	- 0 -
Total Other Assets	735,632	297,687

TOTAL ASSETS	$8,339,362	$18,457,702

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,623,152	$2,608,364
Current portion of notes payable	210,429	246,894
Total Current Liabilities	1,833,581	2,855,258

Long-Term Liabilities
Long-term portion of notes payable	33,688	59,145
PIK Notes payable, net of $17,572,885 and $18,400,297 debt discount, respectively	17,072,886	13,024,439
PIK Note derivative	5,138,857	10,035,625
Total Long-Term Liabilities	22,245,431	23,119,209

Total Liabilities	24,079,012	25,974,467

Commitments and Contingencies (Note 14)

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 97,144,736 and 95,054,552 shares issued and outstanding at December 31, 2015 and 2014, respectively	97,145	95,055
Additional paid-in capital	66,106,631	64,526,469
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(61,933,930)	(52,128,793)
Total Stockholders’ (Deficit)	(15,739,650)	(7,516,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,339,362	$18,457,702

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014	2013

REVENUES	$507,474	$234,221	$54,825

OPERATING EXPENSES:
Production costs	9,204	49,464	17,244
Exploration costs	4,245,478	4,626,139	4,551,666
General and administrative	4,857,015	5,195,830	8,569,413
Depreciation expense	1,312,585	1,164,366	317,570
Loss from disposition of equipment	-0-	-0-	2,482
Total Operating Expenses	10,424,282	11,035,799	13,458,375

Operating Loss	(9,916,808)	(10,801,578)	(13,403,550)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(4,567,952)	(1,667,285)	(497,187)
Gain on revaluation of warrant derivative	-0-	830,000	995,000
Gain on revaluation of stock awards	-0-	110,000	44,000
Gain (Loss) on revaluation of PIK Note derivative	5,328,515	1,470,798	(195,000)
Other expense	(648,892)	(258,252)	(6,789)
Total Other Income	111,671	485,261	340,024

Net loss	$(9,805,137)	$(10,316,317)	$(13,063,526)

Net Loss Per Share (Basic and Diluted)	$(0.10)	$(0.11)	$(0.14)

Weighted Average Shares Outstanding (Basic and Diluted)	96,033,553	94,895,194	94,303,264

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)
Balance, December 31, 2012	90,619,444	$90,619	$52,634,064	$(20,009,496)	$(28,748,950)	$3,966,237

Shares issued for directors fees and other services	269,812	270	316,205	--	--	316,475

Shares issued for cash	3,756,757	3,757	5,556,243	--	--	5,560,000

Stock-based compensation expense	--	--	4,707,381	--	--	4,707,381

Net Loss	--	--	--	--	(13,063,526)	(13,063,526)

Balance, December 31, 2013	94,646,013	94,646	63,213,893	(20,009,496)	(41,812,476)	1,486,567

Shares issued for directors fees and other services	408,539	409	326,860	--	--	327,269

Warrant Cancellation	--	--	120,000	--	--	120,000

Stock-based compensation expense	--	--	865,716	--	--	865,716

Net Loss	--	--	--	--	(10,316,317)	(10,316,317)

Balance, December 31, 2014	95,054,552	95,055	64,526,469	(20,009,496)	(52,128,793)	(7,516,765)

Shares issued for directors fees and other services	1,045,788	1,046	378,890	--	--	379,936

Shares issued for employee bonus	29,310	29	63,859	--	--	63,888

Shares issued for liquidated damages	1,015,086	1,015	739,996	--	--	741,011

Stock-based compensation expense	--	--	397,417	--	--	397,417

Net Loss	--	--	--	--	(9,805,137)	(9,805,137)

Balance, December 31, 2015	97,144,736	$97,145	$66,106,631	$(20,009,496)	$(61,933,930)	$(15,739,650)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2015	2014	2013

Cash Flows From Operating Activities:
Net loss	$(9,805,137)	$(10,316,317)	$(13,063,526)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,312,585	1,164,366	317,570
Amortization of discount – PIK Notes	1,259,159	218,031	41,583
Amortization of deferred financing costs	7,500	1,250	--
Accrued interest on PIK Notes	3,221,035	1,076,250	--
Stock issued for director and consulting services	379,936	327,269	316,475
Stock-based compensation expense	397,417	865,716	4,707,381
Stock issued for liquidated damages	741,011	--	--
Stock issued for employee compensation	63,888	--	--
(Gain) on revaluation of warrant derivative	--	(830,000)	(995,000)
(Gain) Loss on revaluation of PIK Notes	(5,328,515)	(1,470,798)	195,000
(Gain) on revaluation of stock awards for non-employees	--	(110,000)	(44,000)
Loss of disposal of equipment	--	--	2,482
Reversal of doubtful accounts	--	--	(25,106)
Change in operating assets and liabilities:
Accounts receivable	(63,374)	(107,075)	27,128
Other receivables	(94,646)	--	--
Deposits and prepaid expenses	(33,543)	149,239	189,656
Accounts payable and accrued expenses	(642,873)	1,028,218	125,256
Net Cash (Used In) Operating Activities	(8,585,557)	(8,003,851)	(8,205,101)

Cash Flows From Investing Activities:
Purchases of property and equipment	(251,055)	(2,039,562)	(64,345)
Construction-in-progress	--	--	(1,982,013)
Net Cash (Used In) Investing Activities	(251,055)	(2,039,562)	(2,046,358)

Cash Flows From Financing Activities:
Payments on notes payable	(61,923)	(440,471)	(479,092)
Proceeds from PIK notes payable	--	12,499,998	10,500,000
Proceeds from sale of common stock	--	--	5,560,000
Net Cash (Used In) Provided By Financing Activities	(61,923)	12,059,527	15,580,908

Net (decrease) increase in cash and cash equivalents	(8,898,535)	2,016,114	5,329,449
Cash and cash equivalents at beginning of year	10,701,666	8,685,552	3,356,103
Cash And Cash Equivalents At End Of Year	$1,803,131	$10,701,666	$8,685,552

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,839	$10,460	$23,180
Income Taxes	$13,017	$1,431	$3,841

Supplemental disclosure of noncash investing and financing activities:
Property and equipment financed with note payable	$--	$149,129	$--

Construction-in-progress in accounts payable	$--	$120,000	$299,563

Prepaid insurance financed with note payable	$233,940	$245,390	$233,187

Reclassification of Construction in Progress to building and equipment	$--	$3,091,163	$--

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

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred recurring losses from operations and used cash in operating activities while in the process of developing and commercializing halloysite clay and iron oxide. For the year ended December 31, 2015, the Company’s net loss was $9,805,137 and cash used in operating activities was $8,585,557. At December 31, 2015, the Company has working capital of $563,324, which may not be sufficient to fund its operations for the next twelve months after giving consideration to management’s plans and the transactions discussed below. In addition, the Company last obtained financing in November 2014 of $12,500,000 through the private placements of convertible notes; however, the Company cannot provide any assurance that it will be able to raise additional capital if needed. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern.

On November 2, 2015, the Company announced that it entered into a 5-year take-or-pay supply agreement. An initial purchase order of $5 million worth of AMIRON products was received and was to be delivered over the course of 18 months with deliveries commencing on December 1, 2015.

On November 2, 2015, the Company announced that it had begun the implementation of a number of cost-saving initiatives to strengthen its operational model and enhance its liquidity position as it executes the next steps of its strategy to penetrate the application markets for both its DRAGONITE halloysite clay and AMIRON iron oxide products. The savings realized from these initiatives are anticipated to be derived from efficiencies realized from all aspects of the business, both corporate and operational, putting the Company in a stronger position to execute on its current business and pipeline of opportunities. The Company anticipates that these cost savings actions are expected to reduce the fixed component of annual expenses from $9.0 million to under $6.0 million.

On December 15, 2015, the Company, through an auction held in Coeur D’Alene, Idaho, offered for sale four non-core real estate totaling approximately 1,017 acres located throughout the Silver Valley region of Idaho. In January, 2016, three of the four properties sold for total gross proceeds of $172,948. Net proceeds received by the Company were $155,187. On March 23, 2016, the Company entered into an agreement to sell the fourth property for gross proceeds of $418,000. Net proceeds to the Company are expected to be $380,000, adjusted for a 10% buyers premium paid to the auction firm, J.P. King.

Based on the Company’s current cash usage expectations for 2016, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months only if (i) it successfully accelerates the fulfillment of the aforementioned take-or-pay agreement to December 2016; (ii) implements its cost-cutting initiatives; and (iii) during 2016, closes the sale of its Mullan, Idaho property. However, the Company can provide no assurances that these initiatives will succeed. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2015 and 2014.

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

Depreciation expense for the years ended December 31, 2015, 2014 and, 2013 totaled $1,312,585, $1,164,366, and $317,570, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A full valuation allowance has been provided for the Company’s net deferred tax assets as it is more likely than not that they will not be realized.

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2015 no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

On June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-10): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date the financial statements are issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016 with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial disclosures.

In April 2015, the FASB issued an ASU 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	2015	2014
Land (a)	$500,000	$945,180
Land improvements	164,758	164,758
Buildings	3,116,515	3,308,465
Mining equipment	1,697,583	1,684,197
Milling equipment	2,702,969	2,620,300
Laboratory equipment	594,451	594,451
Office equipment	69,625	72,174
Vehicles	148,673	148,673
	8,994,574	9,538,198
Less: Accumulated depreciation	3,787,749	2,482,324
Total	$5,206,825	$7,055,874

(a)	Includes the Dragon Mine with a carrying value of $500,000 and in 2014 also includes the Atlas Mine near Mullan, Idaho with a carrying value of $445,180 (See Note 5).

NOTE 5 – ASSETS HELD FOR SALE

During the third quarter of 2015, the Company reclassified its non-core Atlas Mine properties, located in and around Mullan, Idaho, from property and equipment to assets held for sale as the Company began exploring various strategic options to further monetize the value of the land and any associated mineral resources.

In December 2015, the Company put four parcels owned in Idaho up for auction. Three of the four properties sold but settled in January 2016 for a gross sales price of $172,948. The Company received net process of $155,187, net of $17,761 of selling expenses. On March 23, 2016, the Company entered into an agreement to sell the fourth parcel for gross proceeds of $418,000. Net proceeds to be received by the Company are expected to be $380,000, adjusted for a 10% buyer’s premium paid to the auction house, J.P. King. At year-end, the carrying value of the parcels was tested for impairment, noting fair value exceeded the carrying value of $445,180 and therefore no impairment was necessary.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2015	December 31, 2014

Financial instruments:
Series 2023 Note Derivative	$-0-	$-0-	$262,764	$262,764	$478,149
Series A Note Derivative	$-0-	$-0-	$4,876,093	$4,876,093	$9,557,476

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs for 2015 and 2014:

	2015	2014
Balance at beginning of year	$10,035,625	$0
Transfer to Level 3	0	2,250,000
Issuance of additional Series 2023 Notes	36,665	44,138
Issuance of additional Series A Notes	395,082	9,212,285
Net unrealized gain included in operations	(5,328,515)	(1,470,798)

Balance at December 31, 2015	$5,138,857	$10,035,625

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at December 31, 2015 and 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was approximately $21,800,000 and $27,500,000 at December 31, 2015 and 2014 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.28	$0.73
Exercise price	$1.36	$1.33
Term (years)	7.58	8.58
Dividend yield	$-0-	$-0-
Expected volatility *	72.9%	52.0%
Risk-free interest rate	2.12%	2.08%

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2015	December 31, 2014

Market price and estimated fair value of stock	$0.28	$0.73
Exercise price	$0.92	$0.92
Term (years)	2.82	3.83
Dividend yield	$-0-	$-0-
Expected volatility	72.9%	52.0%
Risk-free interest rate	2.12%	2.08%

* During the first quarter of 2014, the Company revised its assumption for expected volatility by switching from a peer-group average volatility to the Company’s three-year historical volatility in measuring the value of the derivative liabilities mentioned above. Prior to 2011, the occurrence of certain corporate events would not have made the historical volatility calculations meaningful or accurate if included. This reduction in volatility led to a reduced valuation for both the Warrant and Series 2023 Note derivative liabilities of approximately $118,500 and $126,000, respectively, in 2014. The remaining decrease in the valuation is attributable to the decline in stock price.

NOTE 7 - NOTES AND LEASES PAYABLE

Notes payable at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014

Note payable for mining equipment, payable $950 monthly, including interest (a)	$3,714	$14,057
Note payable for mining equipment, payable $6,060 monthly, including interest (b)	--	6,033
Note payable for equipment, payable $9,122 monthly, including interest (c)	--	18,246
Note payable for equipment, payable $1,339 monthly, including interest (d)	42,235	55,720
Note payable for mine site vehicle, payable $628 monthly (e)	13,196	20,736
Note payable to an insurance company, payable $21,531monthly, including interest (f)	--	149,036
Note payable to an insurance company, payable $6,094 monthly, including interest (g)	--	42,211
Note payable to an insurance company, payable $9,055 monthly, including interest (h)	60,953	--
Note payable to an insurance company, payable $18,609 monthly, including interest (i)	124,019	--
	244,117	306,039
Less: Current Portion	(210,429)	(246,894)
Notes Payable, Long-Term Portion	$33,688	$59,145

(a)

On April 17, 2012, the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%. The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012.

(b)

On July 23, 2012, the Company purchased mining equipment for $169,500 by issuing a note with an interest rate of 5.5%. The note is collateralized by the mining equipment with payments of $6,060 for 30 months, which started on August 25, 2012.

(c)

On April 1, 2014, the Company purchased lab equipment for $109,493 by paying deposit and issuing a non-interest bearing note in the amount of $91,229. The note is collateralized by the lab equipment with payments of $9,122 for ten months, which started in November 2014.

(d)

On October 31, 2014, the Company purchased mining equipment for $65,120 by paying deposit and issuing a note in the amount of $57,900 with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

(e)

On September 20, 2012, the Company purchased a vehicle for the mine site for $37,701 by issuing a non-interest bearing note. The note is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012.

(f)

The Company signed a note payable with an insurance company dated October 17, 2014 for directors' and officers' insurance, due in monthly installments, including interest at 3.15%. The note matured in June 2015 and was repaid.

(g)

The Company signed a note payable with an insurance company dated October 17, 2014 for liability insurance, due in monthly installments, including interest at 4.732%. The note matured in July 2015 and was repaid.

(h)	The Company signed a note payable with an insurance company dated October 21, 2015 for liability insurance, due in monthly installments, including interest at 11.845%.
(i)	The Company signed a note payable with an insurance company dated October 17, 2015 for liability insurance, due in monthly installments, including interest at 3.000%.

The following is a schedule of the principal maturities on these notes as of December 31, 2015:

2016	$210,429
2017	20,615
2018	13,073
Total Notes Payable	$244,117

During the 2015 and 2014, the Company's interest payments totaled $12,839 and $10,460, respectively.

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

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/downround protection	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if a Specified Event occurs
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of December 31, 2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$12,762,816	$21,882,955	$34,645,771
Less: Discount	(1,854,894)	(15,717,991)	(17,572,885)
PIK Note Payable, Net	$10,907,922	$6,164,964	$17,072,886

PIK Note Derivative Liability	$262,764	$4,876,093	$5,138,857

As of December 31, 2014, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$11,576,250	$19,848,486	$31,424,736
Less: Discount	(1,949,555)	(16,450,742)	(18,400,297)
PIK Note Payable, Net	$9,626,695	$3,397,744	$13,024,439

PIK Note Derivative Liability	$478,149	$9,557,476	$10,035,625

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

●

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant anti-dilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.

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

●

Liquidated Damages- The Company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter). The registration statement became effective on July 8, 2015. Liquidation damages of $541,011 and $200,000 have been charged to Other Expenses during 2015 and 2014, respectively, due to the delay of the effective date of the registration statement. During the second quarter of 2015, the Company issued 1,015,086 shares, valued at $741,011, to Series A note holders as payment of liquidated damages.

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

The Series A Notes are mandatorily convertible by the Company at any time that is two years after issuance only if either of the following conditions exist: (A) (i) the maturity date of the Series A Notes has not been extended, (ii) the VWAP over the preceding 10 trading days is at or in excess of $1.00 per share, (iii) the closing market price of the common stock is at or in excess of $1.00 per share on the day before a mandatory conversion notice is issued, (iv) all outstanding amounts, if any, of the Series 2023 Notes or replacement financing for the Series 2023 Notes have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144 or (B) (i) the VWAP over the preceding 20 trading days is in excess of the greater of $1.40 per share, the conversion price of the Series 2023 Notes (currently a $1.36 per share, adjusted for the sale of the Series A Notes), if any, and the conversion price of the Replacement Financing, if any, (ii) the closing market price of the common stock is in excess of the greater of $1.40 per share, the conversion price of the Series 2023 Notes, if any, and the conversion price of the replacement Financing, if any, on the day before a mandatory conversion notice is issued, (iii) all outstanding amounts, if any, of the Series 2023 Notes or Replacement Financing have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144.

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

In May 2015 and November 2015, the Company issued $992,424 and $1,042,045, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

At December 31, 2015, the fair value of the Series A Note Derivative was estimated to be $4,876,093, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2015 for the semi-annual interest payments due. During the year ended December 31, 2015, the Company amortized $732,751 of debt discount relating to the Series A Notes Payable and issued additional PIK Notes in lieu of interest payments of $2,034,469, increasing the Series A Notes Payable carrying value to $6,164,964 as of December 31, 2015.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2015 and August 2015, the Company issued $578,813 and $607,753, respectively, in additional PIK Notes to the holders to pay the semi-annual interest. In February 2014 and August 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments; these anti-dilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes. The holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of December 31, 2015, the Company was in compliance with the covenants.

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

At December 31, 2015, the fair value of the PIK Note Derivative was estimated to be $262,764, which includes the value of the derivative related to additional PIK Notes issued 2015 and 2014 for the semi-annual interest payments due. During 2015, the Company recorded $36,665 of additional debt discount from the February and August 2015 issuances above, and also amortized $131,326 of debt discount relating to the Series 2023 Notes Payable, resulting in a total debt discount of $1,854,894 as of December 31, 2015, and increasing the Series 2023 Notes Payable carrying value to $10,907,922 as of December 31, 2015.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2015 and 2014, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At December 31, 2015 and 2014, 97,144,736 and 95,054,552 shares were issued and outstanding, respectively.

2015

During 2015 the Company issued a total of 1,045,788 shares of common stock valued at $379,936 to directors and consultants as payments of fees.

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

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants

The Company issued 5,000,000 warrants (“Samlyn Warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock. The strike price of these warrants was $2.00 per share at the date of grant. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary anti-dilution provisions the notes contain a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price. Therefore, the fair value of these warrants (based on observable inputs) was recorded as a liability in the balance sheet until they were canceled.

During the first quarter of 2013, the Company issued 3,756,757 shares of its common stock for gross proceeds of $5,560,000, which triggered a down-round adjustment of $0.03 from $2.00 to $1.97 in the strike price of the Samlyn Warrants at that time. As discussed in Note 8, during August 2013, the Company issued $10,500,000 of 10% mandatorily convertible Series 2023 Notes in a private placement, which triggered a down-round adjustment of $0.04 from $1.97 to $1.93 in the strike price of the Samlyn Warrants. On November 3, 2014, the Company cancelled the warrant arrangement, resulting in a $120,000 credit to equity.

During 2014 and 2013, the Company recorded other income of $830,000 and $995,000, respectively, resulting from the changes in the fair value of the warrant liability, mainly due to a lower stock price and a change in the volatility utilized by the Company.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at December 31, 2015 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.78	213,402	0.09	$0.78
$1.15	461,340	5.33	$1.15
$2.00	54,367	0.59	$2.00
	729,109	3.44	$1.11

During 2015, warrants to acquire 443,821 shares of common stock expired. No warrants were issued during 2013, 2014 and 2015.

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

The significant assumptions relating to the valuation of the Company's options issued for 2015 and 2014 were as follows on a weighted average basis:

	2015	2014
Dividend Yield	0%	0%
Expected Life (in years)	7.00	5.5
Expected Volatility	72.9%	56.1%
Risk Free Interest Rate	2.00%	1.79%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2015 and 2014 is as follows:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	17,053,116	$1.02	15,878,116	$1.03
Issued	1,138,356	0.63	1,175,000	0.84
Exercised	--	--	--	--
Forfeited	(235,000)	$0.77	--	--
Outstanding at end of period	17,956,472	$1.00	17,053,116	$1.02

During the year ended December 31, 2015, the Company granted 1,138,356 options to purchase the Company’s common stock with a weighted average exercise price of $0.63. Of the 1,138,356 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
200,000	Immediately	2/12/2015	2/12/2015
38,356	Immediately	4/15/2015	4/15/2015
100,000	Monthly	4/7/2015	4/7/2016
100,000	Monthly	9/16/2015	9/16/2016
200,000	Annually	2/5/2015	2/5/2018
350,000	Annually	6/1/2015	6/1/2018
150,000	Annually	11/10/2015	11/10/2018

A summary of the status of the options outstanding at December 31, 2015 is presented below:

Options Outstanding			Options Exercisable

	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
	Contractual	Exercise	Number	Exercise
Number Outstanding	Life (years)	Price	Exercisable	Price

100,000	4.72	$0.22	25,002	$0.22
150,000	4.87	$0.50	-0-	$ N/A
200,000	9.13	$0.66	200,000	$0.66
150,000	9.11	$0.68	-0-	$ N/A
7,233,277	2.99	$0.70	7,233,277	$0.70
488,356	9.38	$0.73	94,178	$0.73
3,405,134	5.69	$0.83	3,405,134	$0.83
975,000	8.45	$0.84	691,667	$0.84
300,000	7.64	$1.10	200,000	$1.10
300,000	7.48	$1.15	233,333	$1.15
100,000	2.09	$1.24	100,000	$1.24
115,000	5.24	$1.35	115,000	$1.35
125,000	2.09	$1.45	125,000	$1.45
330,000	5.95	$1.55	330,000	$1.55
7,645	2.09	$1.58	7,645	$1.58
3,077,060	6.89	$1.66	3,077,060	$1.66
900,000	5.64	$1.90	900,000	$1.90
17,956,472	5.12	$1.00	16,737,296	$1.01

Compensation expense of $397,417, $865,716, and $4,707,381 has been recognized for the vested options for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2015 was $6,500. At December 31, 2015, $354,284 of unamortized compensation expense for unvested options will be recognized over the next 5.12 years on a weighted average basis.

NOTE 11 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At December 31, 2015, there were options outstanding to purchase 17,956,742 shares of common stock of the Company, warrants outstanding to purchase 729,109 shares of common stock of the Company and notes payable outstanding convertible into 33,170,241 shares of common stock of the Company. At December 31, 2014, there were options outstanding to purchase 17,053,116 shares of common stock of the Company, warrants outstanding to purchase 1,172,930 shares of common stock of the Company and notes payable outstanding convertible into 30,086,389 shares of common stock of the Company. At December 31, 2013, there were options outstanding to purchase 15,878,166 shares of common stock of the Company, warrants outstanding to purchase 6,240,930 shares of common stock of the Company and notes payable outstanding convertible into 7,500,000 shares of common stock of the Company.

NOTE 12 – INCOME TAXES

The Company calculates its deferred tax assets and liabilities using the federal tax rate of 35% and the following effective state rates, net of federal benefits: Idaho (0.1%), Utah (2.55%), and New York State/New York City (0.35%).

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforward	$28,475,616	$23,246,809
Stock-based compensation	4,240,612	4,121,311
Total deferred tax assets	32,716,228	27,368,120

Deferred tax liabilities:
Fixed assets	(348,869)	(673,241)
Less: valuation allowance	(32,367,359)	(26,694,879)
	$--	$--

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance increased by $5,672,480, $4,935,303, and $5,034,877 in the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, the Company had net operating loss carry-forwards of $76,126,103for federal income tax purposes and $51,205,132 for state and local income tax purposes. The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2035 and state loss carry-forwards expire from 2024 through 2035, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2015 and 2014.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2015		December 31, 2014		December 31, 2013

Federal statutory rate	$(3,457,068)	35.0%	$(3,610,711)	35.0%	$(4,572,234)	35.0%
State income taxes – Idaho	(7,652)	0.1%	(11,016)	0.1%	(14,264)	0.1%
State income taxes - Utah	(243,973)	2.5%	(239,093)	2.3%	(199,166)	1.5%
State and local income taxes - NY	(30,468)	0.3%	(46,372)	0.4%	(58,721)	0.5%
Change in valuation allowance related to derivatives	5,672,480	(57.5% )	4,935,302	(47.8% )	5,034,877	(39.0% )
Net nontaxable income related to derivatives	(2,005,896)	20.3%	(843,861)	8.2%	(290,623)	2.2%
Miscellaneous	72,577	(0.70% )	(184,249)	2.0%	100,131	(0.3% )

	$--	0%	$--	0%	$--	0%

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

Mr. Taft participated in the Series A Note financing described in Note 8, with the following investments, which were utilized by the Company to fund its operations:

Investor	Investment	OID/Discount	Principal	Shares Issuable at 0.92 (excluding interest)

IBS Turnaround Fund (A Limited Partnership)	$531,960	$0.66	$806,000	876,087

IBS Turnaround Fund QP (A Limited Partnership)	1,118,040	0.66	1,694,000	1,841,304

IBS Opportunity Fund, Ltd.	350,000	0.66	530,303	576,416
	$2,000,000		$3,030,303	3,293,807

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

Office Lease

The Company extended their lease agreement for office space through December 31, 2016 at a monthly rent of $13,131 for an aggregate commitment of approximately $157,575 at December 31, 2015, payable over the next year.

NOTE 15 - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2015 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$235,586	$43,293	$65,848	$162,747
Operating loss	$(2,022,257)	$(2,415,818)	$(2,803,433)	$(2,675,300)
Net income (loss)	$(4,674,752)	$1,792,956	$(2,728,876)	$(4,194,465)
Income (Loss) Per Share (Basic and Diluted)	$(0.02)	$0.02	$(0.03)	$(0.04)

2014 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$119,533	$55,681	$47,993	$11,014
Operating loss	$(3,147,929)	$(2,389,291)	$(2,712,065)	$(2,552,293)
Net loss	$(4,346,638)	$(2,576,750)	$(3,035,704)	$(357,225)
Loss Per Share (Basic and Diluted)	$(0.05)	$(0.03)	$(0.03)	$(0.00)

NOTE 16 - SUBSEQUENT EVENT

On March 23, 2016 the Company entered into an agreement to sell the fourth parcel, located in Mullan, Idaho, for gross proceeds of $418,000. Net proceeds to be received by the Company are expected to be $380,000, adjusted for a 10% buyers premium paid to the auction firm, J.P. King.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2015 and 2014, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2015. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2015.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and principal financial officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal controls over financial reporting. Applied Minerals Inc.’s disclosure controls and procedures were effective as of December 31, 2015 and 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director1/Officer Since	Principal Occupation
John F. Levy	60	Non-executive Chairman since August 2009, Director since January 2008	CEO of Board Advisory
Robert T. Betz	74	Director since 2014	Owner, Personal Care Ingredients
Mario Concha	75	Director since 2013	President, Mario Concha & Associates, LLC
David A. Taft	59	Director since 2008	President, IBS Capital, LLC
Bradley Tirpak	46	Director since 2015	Professional Investor
Ali Zamani	36	Director since 2014	Portfolio Manager at Genifor Capital Management
Andre M. Zeitoun	43	Director, President and CEO since January 2009	President and CEO of Applied Minerals, Inc.
Christopher T. Carney	45	Officer since August 2015	Chief Financial Officer
William Gleeson	73	Officer since September 2011	General Counsel

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

Background of Directors and Officers

John F. Levy, Non-Executive Chairman and Director

Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting, and financial strategies. Mr. Levy currently serves on the board of directors of three public companies including Applied Minerals. Mr. Levy has been a director of China Commercial Credit, a publicly held Chinese micro-lender, since 2013. . Mr. Levy has been a director of Takung Art Co., Ltd. since March, 2016. The Hong Kong-based company is an online trading platform for acquiring shared ownership in Asian fine art, jewelry and precious gems. From 2009 through February 2015, Mr. Levy was a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly-traded company that specialized in the development and application of high power lasers, high voltage electronics, advanced optical systems, and energy management systems technologies, since 2009. From 2006 to 2013, Mr. Levy was a director and chair of the audit committee of Gilman Ciocia, Inc. (GTAX), a publicly traded financial planning and tax preparation firm and served as lead director from 2007 to 2013. From 2010 to 2012, he served as director of Brightpoint, Inc. (CELL), a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From 2008 through 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From 2006 to 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company, which is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from 2005 to 2006 for Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members; Acquisitions to Grow the Business: Structure, Due Diligence, Financing; Creating the Best Projections You Can: Insights Techniques; and Ethics and Sustainability: A 4-way Path to Success and Finance and Innovation: Reinvent Your Department and Your Company. All five courses have initially been presented to various state accounting societies.

Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath, and Grant Thornton. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University (PA).

Key attributes, experience and skills:  Mr. Levy has over 35 years of professional experience involving accounting, auditing, financial reporting, corporate governance and compliance matters, including having served as Chief Financial Officer of both public and private companies for over 13 years.  Mr. Levy brings to the board expertise in corporate governance and compliance matters along with extensive experience gained from numerous senior executive positions with public companies. Further, Mr. Levy’s service on the boards of directors of public companies in a variety of industries also allows him to bring a diverse blend of experiences to the Company’s board.

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

Key attributes experience and skills. During Mr. Betz’s career, he has been involved in developing new products or new markets for existing products. Several of these products grew into sizeable businesses. He managed multiple chemical manufacturing facilities and managed a multi-billion dollar polyethylene business. He was responsible for profit and loss for businesses with sales of $900 million. While heading the chemical operations, he was responsible for all aspects of the business: manufacturing, sales, R&D, IT, HS&E, HR, purchasing, engineering, and legal. His career has continuously involved developing, manufacturing, and selling products directed at most of the markets that Applied Minerals is attempting to penetrate. Since his retirement, he has served on the boards of three chemical-related, private companies: Plaza, Syrgis, and Bio-Botanica..

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

Bradley Tirpak, Director

Mr. Tirpak is a professional investor with twenty years of investing experience who has been a portfolio manager at Credit Suisse First Boston, Caxton Associates, and Sigma Capital Management. He is currently the Managing Member of various investment partnerships. Between 1993 and 1996, he was the founder and CEO of Access Telecom, Inc., an international telecommunications company doing business in Mexico. Mr. Tirpak has served as a director and Chairman of the Board of Directors of Full House Resorts, Inc. since 2014.  Mr. Tirpak served as a director of USA Technologies, Inc. from 2010 to 2012. Mr. Tirpak earned a B.S.M.E. from Tufts University and earned his M.B.A. from Georgetown University.

Key attributes, experience and skills:  Mr. Tirpak has knowledge and experience in managing investments and serving on public company boards. In addition to his financial expertise, Mr. Tirpak has extensive experience in corporate governance, strategy and capital allocation.

Ali Zamani, Director

Ali Zamani has served as a Portfolio Manager at Gefinor Capital Management since February 2014 and as Chief Investment Officer of the GEF Opportunities Fund, an opportunistic, value-oriented, liquid public markets fund. Prior to Gefinor, Ali Zamani was a Principal at SLZ Capital Management, a New York-based asset management firm, from July 2012 to December 2013. Prior thereto, he was a Portfolio Manager at Goldman Sachs from 2004 to 2012 where he focused on the energy, materials, utilities and industrials sectors. From 2002 to 2004, Mr. Zamani was a mergers and acquisitions analyst at Dresdner Kleinwort Wasserstein, a boutique New York-based investment bank focused on the energy and utilities sectors.

Mr. Zamani holds a B.S. in Economics from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude.

Key attributes, experience and skills: Mr. Zamani has over 14 years of financial industry experience, including 8 years as a senior investment professional at Goldman Sachs & Co. Mr. Zamani brings significant capital markets expertise, including extensive mining and industrial sector investing experience. Additionally, Mr. Zamani brings a unique shareholder/investor prespective to the board having been a major shareholder in numerous similar companies over his career.

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

Key attributes, experience and skills: Mr. Zeitoun has over 16 years experience identifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring. Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine resource, increase processing capabilities, establish a marketing infrastructure, and lead the marketing effort. During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite and iron oxide applications.

Christopher T. Carney, Chief Financial Officer

From February 2009 through May 2012, Mr. Carney was the Interim Chief Financial Officer of the Company. From May 2012 through August 2015, Mr. Carney was a VP of Business Development for the Company. Mr. Carney was reappointed Chief Financial Officer of the Company in August 2015 when previous Chief Financial Officer, Nat Krishnamurti, resigned. From March 2007 until December 2008, Mr. Carney was an analyst at SAC Capital/CR Intrinsic Investors, LLC, a hedge fund, where he evaluated the debt and equity securities of companies undergoing financial restructurings and operational turnarounds. From March 2004 until October 2006, Mr. Carney was a distressed debt and special situations analyst for RBC Dain Rauscher Inc., a registered broker-dealer. Mr. Carney graduated with a BA in Computer Science from Lehman College and an MBA in Finance from Tulane University.

William Gleeson, General Counsel

Prior to joining the Company, Mr. Gleeson was a partner at K&L Gates, LLP for eleven years, focusing on various areas of corporate and securities law. From January 2008 until September 2011 when he joined the Company, he served as Applied Minerals, Inc.’s outside counsel, a time during which he acquired an in-depth understanding of the Company’s business. Mr. Gleeson received his J.D. from the University of Michigan, from which he also received his undergraduate degree.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2015 except for one filing each by Messrs. Taft (and his controlled entity, IBS Capital), Betz, Concha, Zamani, and Levy where the filings were deemed late because the SEC’s EDGAR filing system changed the filing date to the next day.

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

Board Meetings

There were ten meetings of the Board of Directors held in 2015. Every director attended all board meetings and also attended all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Zeitoun.

	Audit Committee	Governance and Nominating Committee	Compensation Committee	Health, Safety and Environment Committee	Operations Committee
John Levy	X	X	X
Mario Concha		X	X	X	X
Robert Betz		X	X	X	X
Bradley Tirpak	X
Ali Zamani	X

In 2015, the Audit Committee met eight times. The Compensation Committee and the Governance and Nominating Committee each met four times. The Health, Safety and Environment Committee and Operations Committee were established in 2016.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Levy is an audit committee financial expert as the term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of NASDAQ (the independence standard used by the Company) and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

Audit Committee Report

The audit committee has reviewed and discussed the audited financial statements included elsewhere in this Annual Report with management;

The audit committee has discussed with the independent auditors the matters required to be discussed by the Auditing Standards AU Section 380 - The Auditor’s Communication with those charged with Governance as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

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

Audit Committee

John Levy, Chairman

Bradley Tirpak

Ali Zamani

The Nomination Process

The general criteria that our Board uses to select nominees includes the following: reputation for integrity, honesty and adherence to high ethical standards; demonstrated business acumen, experience, and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; willingness and ability to contribute positively to the decision-making process of the Company; commitment to understand the Company, its risk factors and its industry and to regularly attend and participate in meetings of the Board and its committees; interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, creditors and the general public; ability to act in the interests of all stakeholders; and the absence of any appearance of a conflict of interest that would impair the nominee's ability to represent the interests of all of the Company’s stockholders and to fulfill the responsibilities of a director. There are, however, no specific minimum qualifications that nominees must have in order to be selected. The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominee's name and qualifications for Board membership and should be addressed in writing to the President, Applied Minerals, Inc., 110 Greene St., Suite 1101, New York, NY 10012. There have been no changes in the procedures by which shareholders may recommend candidates for director.

Compensation Committee

The Committee’s charter provides that the Committee meet at least twice a year and the committee will have the resources and authority necessary to discharge its duties and responsibilities and the committee has sole authority to retain and terminate outside counsel, compensation consultants, or other experts or consultants, as it deems appropriate, including sole authority to approve the fees and other retention terms for such persons.

The principal responsibilities of the Compensation Committee are as follows:

1.	Board Compensation. Periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments.

2.	Chief Executive Officer Compensation.
a.	Assist the Board in establishing CEO annual goals and objectives, if appropriate.
b.	Recommend CEO compensation to the other independent members of the Board for approval.

3.	Other Executive Officer Compensation.
a.	Oversee an evaluation of the performance of the Company's executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.
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

The were no interlocks during 2015.

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

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus (Cash)	Option Award	All Other Comp.	Total
Principal Position	Year	$	($)	($) (1)	($)	($)

Andre M. Zeitoun,	2015	600,000	299,000	50,000	--	949,000
CEO, Director (2)	2014	600,000	400,000	--	--	1,000,000
	2013	600,000	400,000	--	--	1,000,000

Christopher T. Carney,	2015	200,000	$37,500	54,062	--	291,562
CFO (4) (5) (6)	2014	200,000	--	31,055	--	231,055
	2013	200,000	--	--	--	200,000

Nat Krishnamurti,	2015	70,323	--	16,562	2,917	115,902
CFO (7)	2014	225,000	--	31,055	5,000	261,055
	2013	225,000	--	400,200	2,917	508,117

William Gleeson,	2015	300,000	37,500	37,500	--	375,000
General Counsel (5) (8)	2014	300,000	--	270,486	--	545,486
	2013	250,000	--	100,065	--	350,065

(1)

Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 8, Part II of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the amount that will be recognized as income by the named executive officers o the amount that will be recognized as a tax deduction by the Company, if any, upon exercise. The options awards were valued using the Black Scholes Option Valuation Model.

(2)

Mr. Zeitoun's 2015 potential bonus arrangement, as determined in February, 2015, was as follows: the total amount of the possible bonus compensation to Mr. Zeitoun would be $500,000; $200,000 would be based on personal performance metrics; $300,000 would be based on revenue goals. Revenues could include the amount of firm commitment and take-and-pay arrangements. The last $100,000 based on revenue goals would be payable in stock or options. If revenues were below $2 million, no revenue-based bonus would be paid; if between $2 million and $2,999,999, $100,000 in cash would be paid; if between $3 and $3,999,999, a total of $150,000 would be paid; if between $4 million and $4,999,999, a total of $200,000 in cash would be paid; if $5 million, a total of $200,000 in cash and $100,000 in stock options would be paid.

Revenues for 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded $5 million. The bonus paid was agreed upon by the Compensation Committee and Mr. Zeitoun.

(3)	Mr. Krishnamurti resigned on August 8, 2015. Other Compensation consists of a car allowance.

(4)

Mr. Carney has served as Vice President Business Development since 2011. On August 12, 2015, he was appointed Chief Financial Officer while retaining his position as Vice President Business Development. His compensation did not change upon being appointed CFO.

(5)

The 2015 bonus arrangements for each of Messrs. Carney, Gleeson, and Krishnamurti (rendered inapplicable to Mr. Krishnamurti because of his resignation) were as follows: the total amount of the possible bonus compensation for each would be $100,000; $25,000 would be based on personal performance metrics; $75,000 would be based on revenue goals. Revenues could include the amount of firm commitment and take-and-pay arrangements. The last $25,000 based on revenue goals would be payable in five-year stock options. If revenues were below $2 million, no revenue-based bonus would be paid; if between $2 million and $2,999,999, $25,000 in cash would be paid; if between $3 and $3,999,999, a total of $35,000 would be paid; if between $4 million and $4,999,999, a total of $50,000 in cash would be paid; if $5 million or more, a total of $50,000 in cash and $25,000 in stock options would be paid.

Revenues for 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded the $5 million. In January, 2016, the Board reduced the total value of the bonuses to be paid to Messrs. Carney and Gleeson from $100,000 to $75,000. Messrs. Carney and Gleeson would receive a bonus for 2015 consisting of $75,000 of value to be paid, at their election, in stock, five-year options, or cash (up to $37,500) or any combination thereof, payable on March 31, 2016.

(6)

In March, 2016 Mr. Carney elected to receive $37,500 of his 2015 bonus in cash and the remaining $37,500 of value in options to purchase common stock of the Company. These options will enable Mr. Carney the right to purchase 248,344 shares of common stock of the Company at a price of $0.24 per share over a five-year period. His 2015 bonus, while paid in March, 2016, has been included as part of his 2015 compensation for purposes of the above table. During February, 2015 Mr. Carney was granted options to purchase 50,000 shares of common stock of the Company. The fair value of the options at the time of grant was $16,562. They were granted to Mr. Carney for his performance as VP of Business Development during 2014 but were not part of a pre-defined bonus arrangement. During June, 2014 Mr. Carney was granted options to purchase 75,000 shares of common stock of the Company. The fair value of the options at the time of grant was $31,055. They were granted to Mr. Carney for his performance as VP of Business Development during 2013 but were not part of a pre-defined bonus arrangement.

(7)

During February, 2015 Mr. Krishnamurti was granted options to purchase 50,000 shares of common stock of the Company. The fair value of the options at the time of grant was $16,562. They were granted to Mr. Krishnamurti for his performance as Chief Financial Officer during 2014 but were not part of a pre-defined bonus arrangement. During June, 2014 Mr. Krishnamurti was granted options to purchase 75,000 shares of common stock of the Company. The fair value of the options at the time of grant was $31,055. They were granted to Mr. Krishnamurti for his performance as VP of Business Development during 2013 but were not part of a pre-defined bonus arrangement.

(8)

In March, 2016 Mr. Gleeson elected to receive $37,500 of his 2015 bonus in cash and the remaining $37,500 in options to purchase common stock. These options will provide Mr. Gleeson the right to purchase 248,344 shares of common stock of the Company at a price of $0.24 per share over a five-year period. His 2015 bonus, while paid in March, 2016, has been included as part of his 2015 compensation for purposes of the above table. During June, 2014 Mr. Gleeson was granted options to purchase 600,000 shares of common stock of the Company. The fair value of the options at the time of grant was $270,486. They were granted to Mr. Gleeson for his performance as General Counsel.

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control.

In accordance with SEC rules, the following statements are based on the assumption that the triggering event took place on December 31, 2015.

In the event Mr. Zeitoun was terminated without Cause or terminated for Good Reason, he would receive, in addition to the accrued obligations, (i) six months of base salary (that is, $300,000), (ii) one-half of bonus amounts not yet earned, and (ii) an amount equal to six months of COBRA payments. For 2015, Mr. Zeitoun's was eligible to receive a bonus of up to $500,000, of which $100,000 would be paid in common stock or options, upon achievement of predetermined performance goals, which were achieved.

Mr. Carney. In the event Mr. Carney was terminated by the Company without Cause or he terminated his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) continuation of benefits on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Carney's base salary was $200,000.

Mr. Gleeson. In the event Mr. Gleeson terminated by the Company without Cause or he terminates his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Gleeson's base salary is $300,000.

Grants of Plan-Based Awards

The following table lists the plan-based awards granted under the Long-Term Incentive Plan to Named Executive Officers in 2015:

Name	Grant date	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)

Nat Krishnamurti, CFO (1) (2)S	02-5-2015	50,000	0.68	16,562
Christopher Carney (2)	02-5-2015	50,000	0.68	16,562
William Gleeson (2)

(1)	Mr. Krishnamurti resigned on August 1, 2015.
(2)	Does not include options not granted in 2016 in connection with 2015 bonus arrangements for Messrs. Zeitoun, Carney, and Gleeson.

Outstanding Equity Awards at December 31, 2015

The following table provides information on the holdings as of December 31, 2015 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun	01-01-09	3,949,966	--	--	$0.70	01-01-19
	02-08-11	1,742,792	--	--	$0.83	01-01-22
	11-20-12	1,742,792	--	--	$1.66	01-01-23
Christopher T. Carney (2)	01-01-09	1,316,655	--	--	$0.70	01-01-19
	02-08-11	580,930	--	--	$0.83	01-01-22
	11-20-12	580,931	--	--	$1.66	01-01-23
	06-10-14	75,000	--	--	$0.84	06-10-24
	02-05-15	16,665	33,335	--	$0.68	02-5-25
Nat Krishnamurti (1)	05-29-12	300,000	--	--	$1.55	05-01-22
	05-29-13	65,000	--	--	$1.35	05-29-23
	06-10-14	75,000	--	--	$0.84	06-10-24
	02-05-15	--	50,000	--	$0.68	02-5-25
William Gleeson	08-18-11	900,000	--	--	$1.90	08-18-21
	11-20-12	72,406	--	--	$1.66	11-20-22
	06-10-14	316,667	283,333	--	$0.84	06-10-24

(1)	Mr. Krishnamurti resigned as Chief Financial officer on August 8, 2015.
(2)	Mr. Carney was appointed Chief Financial Officer on August 12, 2015.

Beginning November 20, 2012, all awards were made under the Company's Long Term Incentive Plan approved by stockholders on November 20, 2012.

Director Compensation for the Year Ended December 31, 2015

The following sets forth compensation to the persons who served as directors in 2015. Mr. Tirpak joined the Board in March, 2015 and his fees are adjusted for time served as a director. Mr. Zeitoun receives no fees for service as a director.

Name	Fees Earned or Paid in Cash ($)	Common Stock Awards ($)	Options Awards($) (1)	Total ($)

John Levy (1) (2)	52,500	50,500	14,738	117,739

Robert Betz (1) (2) (3)	34,500	60,000	14,738	109,238

Mario Concha (1) (2)	45,000	48,000	14,738	107,738

David Taft (1) (2)	39,738	58,000	--	97,738

Bradley Tirpak (1) (2)	7,728	58,423	12,748	78,899

Ali Zamani (1) (2)	17,500	65,500	14,738	97,738

Andre Zeitoun (1) (2)	--	--	--	--

(1)

During 2015, each director received an annual fee of $50,000. A director who served as a committee chair or a board chair received an additional $10,000 annual fee. Until the third quarter of 2015, directors could elect to receive their fees in cash, equity, or any combination thereof. Beginning in the third quarter of 2015, directors were required to receive at least 50% of such fees in equity. Mr. Zeitoun does not receive fees for serving as a director.

(2)

On February 5, 2015, in addition to their annual fees, each member of the Board was granted 50,000 shares of restricted common stock (50% cannot be sold for at least one year and the other 50% cannot be sold for at least two years) and options to purchase 50,000 shares of common stock at an exercise price of $0.66 per share except for Mr. Tirpak who, on April 15, 2015, was granted 38,356 shares and 38,356 options to purchase common stock at an exercise price of $0.73 per share. In lieu of the option to purchase 50,000 shares of stock, Mr. Taft was paid $14,738, the Black-Scholes value of the option. Mr. Zeitoun did not receive a common stock and option grant.

(3)	For the cash portion of his Q1 2015 fees, Mr. Betz was mistakenly overpaid by $1,500. An adjustment will be made in 2016 to correct this error.

Compensation Discussion and Analysis

Objectives and Strategy

The Company’s objectives are to develop a range of commercial applications for its halloysite clay-based and iron oxide-based products and to market those applications to industries seeking enhanced product functionality and to market its iron oxides for pigment and other uses. We believe the successful marketing of such applications will generate material profits for the Company, which, in turn, will create significant value for its stockholders. To realize this objective, the Company must attract and retain individuals, including our Named Executive Officers (“Named Executive Officers” or “NEOs”) (Messrs. Zeitoun, Carney and Gleeson), who possess the skill sets and experience needed to effectively develop and implement the business strategies and corporate governance infrastructure necessary to achieve commercial success.

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

2013 Compensation.

On November 20, 2012, the Board determined the 2013 compensation for Mr. Zeitoun. The 2013 cash compensation for Mr. Zeitoun would be $600,000. Options to purchase 1,742,581 shares of common stock were granted to Mr. Zeitoun (with a Black-Scholes value of $2,408,539). The options vested over the period of the employment agreement (2013), vesting on the first day of the month following a month of the employment agreement beginning February 1, 2013 with the last vesting on January 1, 2014. The options have an exercise price equal to market price of the common stock on the date of grant ($0.83). The Board also agreed that Mr. Zeitoun would be eligible for a target bonus for 2013 of $400,000 but that the amount could be more or less depending on Mr. Zeitoun’s 2013 performance. The criteria for determining performance would be decided at the time the Board made a decision as to whether to award a bonus. These criteria could include quantitative and qualitative considerations such as sales, entering to arrangements with joint ventures and similar “reach through” arrangements, increases in market capitalization, development of corporate staff, management of plant expansions.

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

At the end of 2013, the Board reviewed the quantitative and qualitative criteria relating to Mr. Zeitoun’s bonus against his actual performance in 2013 and determined to award him a $400,0000 bonus.

2014 Compensation

Compensation Consultant. In November, 2013, the Compensation Committee retained Compensation Resources, Inc. (“CRI”), a compensation consultant located in Upper Saddle River, New Jersey, as a compensation consultant regarding the 2014 compensation of Mr. Zeitoun.

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

While the company has previously been identified as a mining company, its operations are much more diversified than what would be considered as typical mining activities. The Company engages in significant research and development activities that are aimed at producing uses for its products with broader applications and thus considers itself more of a specialty chemical company rather than a traditional mining company. Based on the nature of the halloysite clay and its "exclusivity," the Company believes itself more closely aligned with the pharmaceutical industry, which itself has significant research and development activities associated with the development and marketing of proprietary pharmaceuticals. Given that the nature of the Company's business, and the talent needed to expand the business and make it successful, extends into various industry sectors. CRI considered the nature of the Company’s operations in the identification of a relevant peer group for purposes of executive compensation benchmarking.

The process of selecting a group of related peers was based on the nature of the Company’s operations and future strategic direction. The selection was based on the following parameters:

Industry - Comparable industry sectors, from a business perspective, as well as other industries that cultivate a similar level of talent and ability, we used to conduct the analysis. CRI identified comparable companies within the following industry sectors: specialty chemical manufacturing; biotech and pharmaceuticals; software; mining; and environmental/sustainable.

Geographic location - Based on national averages, but in this case, however, CRI applied a geographic differential to the peer data to account for differences in the cost of living between the geographic locations of the peer companies and that of Applied Minerals, which is located in an area with a high cost of living (New York City);

Market Cap - Guidelines set forth by ISS indicate that the generally accepted approach is to identify companies that are approximately 0.2x to 5.0x of the Market Cap of the target company being analyzed. CRI utilized Applied Minerals' Market Cap of approximately $100 million; this would place the Market Cap range of peer companies between $20 million and $500 million. Market Cap, rather than revenue, was utilized as the financial metric for peer selection, as the Company is considered more of a startup with very limited revenue. CRI reviewed the list of peer group companies with the Compensation Committee, the CEO, and the General Counsel, and the list was further refined to reflect more closely a group of companies that would be considered competitors for similar talent.

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

Compensation Committee Actions. The Compensation Committee met four times regarding Mr. Zeitoun’s compensation and the Board met three times. At its meeting on June 9, 2014, the Compensation Committee determined to recommend to the Board that:

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

2015 Compensation

In October, 2014, the Compensation Committee determined that because of shareholder sensitivity to compensation matters and because of the Company’s cash burn, it was deemed necessary to get the latest comparative data on CEO compensation in order to make good decisions regarding 2015 compensation for Mr. Zeitoun. Accordingly, Committee engaged Compensation Resources to provide an executive compensation study to the Compensation Committee.

Compensation Resources had provided an executive compensation study to the Compensation Committee in March, 2014 in connection with Mr. Zeitoun’s 2014 compensation. Compensation Resources delivered its 2015 executive compensation to the Committee on December 3, 2014.

On December 9, 2014, representatives of Compensation Resources met with the Compensation Committee and told the Committee the following. Compensation Resources was retained to prepare a competitive compensation study of the Company's President and Chief Executive Officer in order to determine the competitive levels of compensation for comparable positions among similar publicly traded companies. The study presented findings with regard to the current competitive levels of the total compensation package (cash and equity compensation) and the findings in the report reflect an update to a study completed on behalf of the Compensation Committee dated March, 2014 and was meant to provide the most recent compensation data from peer organizations, which reflects, for the most part, fiscal years ending December 31, 2013. The study utilized the same list of publicly traded companies benchmarked as part of the March 2014 study, with the exception of Accelrys, Inc., which had been recently acquired.

For purposes of valuing equity awards, the study continued to use a three-year average to more accurately recognize the variety and timing of long-term plans. All data inputs were increased on an annual factor of 3.0% to a common date of January 1, 2015, the percentage representing the average of the actual 2014 merit increase factors for executive positions within the various industries represented in the analysis. To determine “Market Consensus,” Compensation Resources calculated the competitive market level of each compensation element from the peer market analysis and published survey analysis, utilizing multiple measures of central tendency, which included mean: simple average; median: the middle number, 50th percentile; trimmed mean: average that eliminates the highest and lowest data elements (outliers); regression: calculated based on statistical analysis using "Line of Least Square,” which is a mathematical computation used to model a presumed linear relationship between two variables, a dependent variable (compensation element) and an independent variable (Market Cap) (peer analysis only). Market Consensus is the average of the Mean, Median, Trimmed Mean, and Regression; represents the best estimate of the market value (consensus) for the position. To calculate the overall Market Consensus, Compensation Resources calculated a weighted average of peer and published survey data at a ratio of 2:1.

Typically, the market range of base salary is conservatively considered to be ±10% of the market consensus. This range represents the central tendency of the market data. The range for total cash compensation is wider and usually varies by ±20% of the market consensus. The range for total direct compensation is ±25%.

With respect to Mr. Zeitoun's current compensation opportunity, Compensation Resources utilized the following figures: base salary of $600,000; total cash compensation which includes base salary of $600,000 plus an annual incentive opportunity of $400,000, for a total of $1,000,000; and total direct compensation of $1,000,000. Because equity grants in 2011 and 2012 were considered by the Compensation Committee to be one-time awards, Compensation Resources excluded them from the analysis. At the 50th percentile, Mr. Zeitoun’s base salary and total cash compensation are well above the market consensus as of January 1, 2015 and his total direct compensation is within the market consensus. At the 75th percentile, Mr. Zeitoun’s base salary and total cash compensation are within the market consensus as of January 1, 2015 and his total direct compensation is below the market consensus.

Mr. Concha, chairman of the Compensation Committee, indicated that the goal of the Compensation Committee with respect to Mr. Zeitoun’s compensation was to provide incentives to Mr. Zeitoun consistent with the desires of shareholders. He noted the difficulties of finding good comparables for Mr. Zeitoun’s compensation and said that compensating Mr. Zeitoun under a strategic leadership model may be more useful.

Thereafter, the directors discussed with Mr. Zeitoun present and later at great length in executive session without Mr. Zeitoun, the structure and amount of Mr. Zeitoun’s 2015 bonus.

It was preliminarily decided at a time when Mr. Zeitoun was not present that Mr. Zeitoun’s bonus would be broken into two parts, one part related to revenues and the other to the achievement of non-revenue goals. The total amount of the possible bonus compensation to Mr. Zeitoun would be $500,000, with the last $100,000 of revenue-based compensation being paid in stock or option and the maximum amount of the revenue-based bonus payable at $5 million in revenues, which could include the amount of firm commitment and take-and-pay arrangements. If Mr. Zeitoun achieved his personal goals and revenue was at least $4 million, his bonus compensation would be $1 million.

It was determined that Mr. Zeitoun should prepare goals and objectives and submit them to the Compensation Committee and the Board for approval. At the same time that the Compensation Committee and the Board approved the personal goals, it would approve the amounts of the bonus allocated to personal goals and the revenues, the percentages of the revenue-based amounts to be paid on partial achievement of the revenue based-goals, and the revenue points at which such amounts would be paid.

On February 4, 2015, the Compensation Committee reported to the Board that, between December 9, 2014 and February 4, 2015, the it met several times and had discussed and approved the following compensation proposal for Mr. Zeitoun (“Zeitoun Compensation Proposal”): Salary of $600,000, potential bonus of $500,000 of which 40% would depend on the achievement of four personal goals and 60% would be dependent on revenues. If revenues were below $2 million, no revenue-based bonus would be paid; if between $2 million and $2,999,999, $100,000 in cash would be paid; if between $3 million and $3,999,999, a total of $150,000 would be paid; if between $4 million and $4,999,999, a total of $200,000 in cash would be paid; if $5 million or above, a total of $200,000 in cash and $100,000 in stock options would be paid.

Mr. Concha on behalf of the Compensation Committee explained (i) the revenue and non-revenue goals that the Compensation Committee had worked out with Mr. Zeitoun regarding Mr. Zeitoun’s 2015 bonus arrangements, (ii) salary and bonus amounts, and (iii) the reason for not awarding Mr. Zeitoun any equity compensation in respect of 2015.

Mr. Concha, on behalf of the Compensation Committee, recommended to the Board that the Board approve the revenue and non–revenue goals related to Mr. Zeitoun’s 2015 bonus as well as the salary and bonus arrangements.

Mr. Concha noted the Executive Compensation Study Update performed by Compensation Resources (the compensation consultant hired by the Compensation Committee) indicated that (i) at the 50th percentile, Mr. Zeitoun’s base salary and total cash compensation are well above the market consensus and his total direct compensation is within the market consensus and (ii) at the 75th percentile, Mr. Zeitoun’s base salary and total cash compensation are within the market consensus as of January 1, 2015 and his total direct compensation is below the market consensus.

There was a general discussion, with Mr. Zeitoun abstaining, of the goals and the compensation elements and amounts and relative mix of elements. After such discussion, the Board, with Mr. Zeitoun abstaining, adopted the Zeitoun Compensation Proposals.

In January, 2016 Mr. Zeitoun and the Board agreed that Mr. Zeitoun satisfied the metrics for the payment of the full bonus amount, but Mr. Zeitoun would receive a bonus for 2015 consisting of $299,000 in cash and $50,000 of five-year options. Cash payments of $200,000 have been made and remaining payments are subject to the condition that no payments will be made unless after such payments the Company’s cash balance is in excess of $1.5 million.

2015 Compensation for Messrs. Krishnamurti, Gleeson, and Carney

At the February 4, 2015, Board meeting, Mr. Concha, acting on behalf of the Compensation Committee, indicated that the Compensation Committee has discussed and approved a compensation proposal for certain employees, which included Messrs. Krishnamurti, Gleeson, and Carney (“Management Compensation Proposals”) and that he had sent to each Board member who was not a member of the Compensation Committee a copy of the Management Compensation Proposals. Mr. Concha explained the revenue and non-revenue goals that the Compensation Committee, with the assistance of Mr. Zeitoun, had worked out, with each regarding 2015 bonus arrangements for such persons. He also explained the proposed salary, bonus and equity compensation arrangements for senior management, which had the approval of Mr. Zeitoun.

Under the Management Compensation Proposals,

●	Salaries remained at 2014 levels.

●	Messrs. Krishnamurti and Carney received ten-year at-the-market options to purchase 60,000 shares of common stock vesting annually over a three-year period.

●

Each of Messrs. Krishnamurti, Gleeson, and Carney would be eligible for possible bonus compensation of up to $100,000; $25,000 would be based on personal performance metrics; $75,000 would be based on revenue goals. Revenues could include the amount of firm commitment and take-and-pay arrangements. The last $25,000 based on revenue goals would be payable in five-year stock options. If revenues were below $2 million, no revenue-based bonus would be paid; if between $2 million and $2,999,999, $25,000 in cash would be paid; if between $3 and $3,999,999, a total of $35,000 would be paid; if between $4 million and $4,999,999, a total of $50,000 in cash would be paid; if $5 million or more, A total of $50,000 in cash and $25,000 in stock options would be paid. Revenues in 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded the $5 million goal for the calculation of bonus arrangements.

Mr. Concha, on behalf of the Compensation Committee, recommended to the Board that the Board approve the revenue and non–revenue goals related to management’s 2015 bonus as well as the salary and bonus arrangements, all as set forth in the Senior Management Compensation Proposals. After a general discussion, the Board gave its approval.

No compensation consultant was used by the Board for the Management Compensation Proposals and no benchmarking against peers was used.

Mr. Krishnamurti resigned in August, 2015.

Revenues for 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded the $5 million goal for the calculation of bonus arrangements. In January, 2016, the Board reduced the total value of the bonuses to be paid to Messrs. Carney and Gleeson to $75,000. Messrs. Carney and Gleeson would receive a bonus for 2015 consisting of $75,000 of value to be paid, at their election, in stock, five-year options, or cash (up to $37,500) or any combination thereof, payable on March 31, 2016. Each of Messrs. Carney and Gleeson elected to take $37,500 in five year options and $37,500 in cash.

2013 and 2014 Compensation of Mr. Carney

Mr. Carney served as Chief Financial Officer from February, 2009 through May, 2012. From May 2012 through early August 2015, he served as Vice President - Business Development. In August, 2015, upon the resignation of Nat Krishnamurti, he was appointed Chief Financial Officer while also continuing his duties as Vice President – Business Development. During 2013 and 2014 Mr. Carney received an annual salary of $200,000. On June 10, 2014, Mr. Carney was granted options to purchase 75,000 shares of the Company’s common stock at a price of $0.84 per share. The options vested immediately and had a term of 10 years. At the time of the grant, the options had a Black-Scholes value of $31,055.

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

On November 20, 2012, the Board, on the recommendation of Mr. Zeitoun, awarded Mr. Gleeson 72,406 stock options having an exercise price equal to market price on the date of grant with a Black-Scholes value of $100,065 and increased his compensation to $250,000 per year for 2013 because of exemplary performance.

For 2014, as a result of exceptional performance, Mr. Gleeson’s salary was increased to $300,000 and he was awarded 600,000 options to purchase common stock at $0.83 per share, such options vesting monthly over a three-year period and having an exercise price equal to the market price on the date of grant..

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

Mr. Krishnamurti’s 2014 cash compensation remained the same as in 2013, but he was awarded options to purchase 75,000 shares of common stock at $0.84 per share, and the options vested immediately and had an exercise price equal to the market price on the day of grant. The options had a Black-Scholes value of $31,055 of the date of grant.

The Company has not used compensation consultants in connection with Mr. Krishnamurti’s compensation and has not benchmarked his compensation.

Tax and Accounting Treatment of Compensation

Tax Deductibility Cap on Executive Compensation

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

Mario Concha

John Levy

Robert Betz

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As of March 23, 2016 the Company had:

●	200,000,000 authorized shares of common stock;
●	97,236,250 issued shares of common stock
●	9,853,644 issuable shares of common stock, the number of shares issuable on conversion of 10% PIK Election Convertible Notes Due 2023 ("Series 2023 Notes")
●	23,785,817 issuable shares of common stock, the number of shares issuable on the conversion of 10% PIK Election Convertible Notes Due 2018 ("Series A Notes") the number of shares issuable
●	issued shares of common stock on a fully diluted basis

Ownership Tables

The following table sets forth, as of March 10, 2016, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 97,236,250 shares of common stock outstanding as of March 23, 2016 plus the shares that a person has a right to acquire within 60 days of March 23, 2016.

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned
John Levy (3) (4)	723,361	*
Robert Betz (3) (5)	326,321	*
Mario Concha (3) (6)	345,989	*
David Taft (3) (7)	26,544,785	26.2%
Bradley Tirpak (3) (8)	234,919	*
Ali Zamani (3) (9)	233,944	*
Andre Zeitoun (3) (10) (16)	9,144,625	8.7%
Christopher T. Carney (11) (16)	3,622,691	3.6%
William Gleeson (12) (16)	1,570,750	1.6%
All Officers and Directors as a Group	42,835,391	37.5%
IBS Capital, LLC (8)	26,544,785	26.2%
Samlyn Capital, LLC (13)	22,582,880	20.6%
Berylson Master Fund, L.P. (14)	6,058,150	6.0%
John Berylson (14)	7,295,150	7.3%
Kingdon Capital Management, LLC (15)	6,159,136	6.0%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, NY 10012.
(2)

Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of March 10, 2016 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Director
(4)

Mr. Levy’s holdings include: (i) options to purchase 15,000 shares of common stock at $1.00 per share expiring in June, 2016; (ii) options to purchase 50,000 shares of common stock at $0.83 per share expiring November, 2016; (iii) options to purchase 100,000 shares of common stock at $1.24 per share expiring in January, 2018; (iv) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (v) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (vi) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (vii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; and (viii) options to purchase 51,170 shares of common stock at $0.29 per share expiring in January, 2026.

(5)

Mr. Betz’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; and (iv) options to purchase 33,937 shares of common stock at $0.29 per share expiring in January, 2021.

(6)

Mr. Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; and (iv) options to purchase 33,937 shares of common stock at $0.29 per share expiring in January, 2021.

(7)

Mr. Taft is President of IBS Capital LLC and deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 14,405,583 shares of common stock; (ii) 2,131,540 shares of common stock issuable upon conversion of 10% PIK Election Convertible Notes due 2018 (“Series A Notes”); and (iii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2021. The IBS Turnaround Fund (A Limited Partnership) owns (i) 6,875,997 shares of common stock; (ii) 1,014,180 shares of common stock issuable upon conversion of the Series A Notes; and (iii) options to purchase 25,175 shares of common stock at $0.21 expiring in January, 2021. The IBS Opportunity Fund, Ltd. owns (i) 1,368,820 shares of common stock; (ii) 667,270 shares of common stock issuable upon conversion of the Series A Notes; and (iii) options to purchase 6,400 shares of common stock at $0.21 per share expiring in January, 2021.

(8)

Mr. Tirpak’s holdings include: (i) options to purchase 28,767 shares of common stock $0.73 per share expiring in April, 2025; (ii) options to purchase 14,140 shares of common stock at $0.285 per share expiring in January, 2026; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; and (iv) options to purchase 18,275 shares of common stock at $0.285 per share expiring in January, 2021.

(9)

Mr. Zamani’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; and (iv) 73,099 shares of common stock at $0.285 per share expiring in January, 2021.

(10)

Mr. Zeitoun’s holdings include (i) options (held through Material Advisors) to purchase 3,949,966 shares of common stock at $0.70 per share expiring in January, 2019; (ii) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in January, 2021; (iii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November, 2022; and (iv) options to purchase 331,126 shares of common stock at $0.24 per share expiring in March, 2021.

(11)

Mr. Carney’s holdings include: (i) options to purchase 1,316,655 shares of common stock at $0.70 per share expiring in January, 2019; (ii) options to purchase 580,930 shares of common stock at $0.83 per share expiring in January, 2022; (iii) options to purchase 580,931 shares of common stock at $1.66 per share expiring in January, 2023; (iv) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (v) options to purchase 16,665 shares of common stock at $0.68 per share expiring in February, 2025; and (vi) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021.

(12)

Mr. Gleeson’s holdings include: (i) options to purchase 900,000 shares of common stock at $1.90 per share expiring in September, 2021; (ii) options to purchase 72,406 shares of common stock at $1.66 per share expiring in November, 2022; (iii) options to purchase 350,000 shares of common stock at $0.84 per share expiring in June, 2024; and (iv) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021.

(13)

Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities. Based on a Schedule 13D/A filed on November 11, 2014, Samlyn Onshore Fund, L.P. owns 8,228,842 shares, including 4,378,842 shares of common stock issuable upon conversion of the Series A Notes and Samlyn Offshore Master Fund, Ltd., owned 14,354,038 shares of common stock, including 8,204,038 shares of common stock issuable upon conversion of the Series A Notes. Robert Pohly is the president of Samlyn Capital, LLC. He has beneficial ownership of shares owned by funds of which Samlyn Capital, LLC is the general partner or investment manager, Mr. Pohly having sole voting and investment power.

(14)

Based on a Schedule 13D filed on May 1, 2015, James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. Of the 6,058,150 shares owned by the Berylson Master Fund, L.P., 3,753,769 shares are issuable upon conversion of Series 2023 Notes owned by the Berylson Master Fund, L.P. Mr. Berylson may be deemed to beneficially own the 6,058,150 shares. Mr. Berylson owns and additional 1,273,000 shares. The address of Berylson Capital Partners, LLC is 200 Clarendon Street, Boston, MA 02116.

(15)

Based on a Schedule 13G/A filed on February 16, 2016, Kingdon Capital Management, LLC, 152 West 57th Street, 50th Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. Kingdon Associates owns 1,985,089 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes, Kingdon Family Partnership, L.P. owns 454,851 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes, and M. Kingdon Offshore Mast Fund, L.P. owns 3,719,196 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes. Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.

(16)	Executive officer.

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

Equity Compensation Information

As of December 31, 2015

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,063,061	$1.27	1,151,133

Equity compensation plans not approved by security holders	12,622,520 (1)	0.88	NA

Total	18,685,581	1.01

(1)

Options to purchase common stock were issued under individual compensation plans prior to the adoption of the LTIP as follows: (a) 9,487,930 options were granted to Material Advisors LLC, the entity that provided management personnel to the Company from 2009 to 2013. Mr. Zeitoun was allocated 60% of the options and the other members of Material Advisors LLC, Christopher Carney and Eric Basroon (Mr. Zeitoun’s brother-in-law and Vice President of Business Development), were allocated 20% each. 6,583,277 options have an exercise price of $.70 per share, vested over three years from 2009-2011, and have a ten-year term. 2,904,653 have an exercise price of $.83 per share, vested over one year in 2012, and have a ten-year term; (b) 400,481 options were granted to directors in four grants during 2011 and 2012 with exercise prices ranging from $.83 per share to $1.24 per share. The options had vesting periods of one year and have five-year terms. 430,481 of these options were still outstanding at December 31, 2015; (c) 650,000 options were granted in two grants to a now-former director during 2008 and 2009 in his capacity as an employee and a consultant. The exercise price was $.70 per share, the options vested immediately and have a ten-year term; (d) 1,622,769 options were granted to employees and consultants in five grants during 2011 and 2012. The exercise prices range from $.78 per share to $2.00 per share, vesting periods ranged from one to three years, and the terms are five or ten years; and (e) 461,340 options were granted to an investment bank in April of 2011 for financial advisory services provided to the Company. The exercise price of the options was $1.15 per share, it vested immediately and has a term of ten years. All of the foregoing options had an exercise price at or above the market price of the common stock on the date of grant.

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

Transactions with Related Persons

In 2014, funds managed by IBS Capital LLC, of which Mr. Taft, a director is president, purchased $3,030,303 of Series A Notes and funds managed by Samlyn Capital, LLC purchased $10,000,000 of Series A Notes. The Series A Notes bear interest at 10% per year and may be paid, at the Company’s election, in cash or Series A Notes. In 2015, the Company issued as interest $310,606 and $1,025,000 of Series A Notes to the funds managed by IBS Capital LLC and Samlyn Capital LLC respectively

Eric Basroon, Mr. Zeitoun’s brother-in-law, is currently employed and, during 2015, was employed by the Company as Vice President of Business Development. During 2015, he received an annual salary of $200,000, options to purchase 50,000 shares of stock, such options having an Black Scholes value of $16,562. During 2016, he will receiving a salary of $180,000 plus $20,000 to be issued at various times during the year upon Mr. Basroon’s request. On March 10, 2016, Mr. Basroon was granted a bonus consisting of (i) $37,500 in cash and (ii) options to purchase 248,344 shares of common stock of the Company at $0.24 per share, which had a Black-Scholes value of $37,500 at Match 10, 2016. The bonus granted to Mr. Basroon was for his performance during 2015.

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ (the independence standard used by the Company) are Messrs. Levy, Concha, Betz, Tirpak, and Zamani. They are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.  Messrs. Zeitoun and Taft are not independent under the NASDAQ standards of independence.  Mr. Zeitoun is an employee.  Mr. Taft is deemed not independent because of the size of his security holdings.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP was selected by our Board of Directors as the Company’s independent accountant for the years ending December 31, 2015 and 2014.

The following table presents fees for audit services rendered by EisnerAmper, the independent auditor for the audits of the Company’s annual consolidated financial statements for the years ended December 31, 2015 and 2014, respectively.

	December 31, 2015	December 31, 2014

Audit Fees (1)	$151,500	$121,500
Audit-Related Fees	--	--
Tax Fees (2)	7,500	7,500

Total	$159,000	$129,000

(1)	Audit fees represent the aggregate fees paid for professional services including: (i) audit, (ii) S-1 filings and (iii) SEC comment letters.
(2)	Tax fees represent aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Allowance for doubtful accounts
2015	$--	$--	$--	$--
2014	$--	$--	$--	$--
2013	$25,106	$--	$25,106	$--

Valuation allowance for deferred tax assets
2015	$26,694,879	$5,672,480	$--	$32,367,359
2014	$21,759,577	$4,935,302	$--	$26,694,879
2013	$16,724,700	$5,034,877	$--	$21,759,577

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation	*
3.2	Bylaws, as amended	*
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(1)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(2)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(3)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(4)
10.3	2012 Long Term Option Plan	(5)
10.4	Form of Stock Option Agreement	(6)
10.5	Short Term Incentive Plan	(7)
10.6	Form of Stock Grant	(8)
10.7	Terms of Private Placement of Securities	(9)
10.8	Directors’ Compensation	*
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(2)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(3)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(4)	Incorporated by reference to Exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(5)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(6)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(7)	Incorporated by reference to Exhibit 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(8)	Incorporated by reference to Exhibit 10.10 included in the Registrant’s Annual Report of Form 10-K, filed on March 27, 2015

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2016.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BETZ	Director	March 30, 2016
Robert Betz

/s/ MARIO CONCHA	Director	March 30, 2016
Mario Concha

/s/ JOHN LEVY	Director	March 30, 2016
John F. Levy

/s/ DAVID TAFT	Director	March 30, 2016
David Taft

/s/ BRADLEY TIRPAK	Director	March 30, 2016
Bradley Tirpak

/s/ ALI ZAMANI	Director	March 30, 2016
Ali Zamani

/s/ ANDRE ZEITOUN	Director	March 30, 2016
Andre Zeitoun