Form 10-Q
period 2016-03-31
Applied Minerals, Inc.
filed 2016-05-16
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 13, 2016 was 97,392,709.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

FIRST QUARTER 2016 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$900,577	$1,803,131
Accounts receivable	264,457	176,205
Deposits and prepaid expenses	251,095	322,922
Other current receivables	- 0 -	94,647
Total Current Assets	1,416,129	2,396,905

Property and Equipment, net	4,937,849	5,206,825

Other Assets
Deposits	269,272	269,202
Assets Held for Sale	380,999	445,180
Total Other Assets	650,271	714,382

TOTAL ASSETS	$7,004,249	$8,318,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,649,528	$1,623,152
Current portion of notes payable	128,168	210,429
Total Current Liabilities	1,777,696	1,833,581

Long-Term Liabilities
Long-term portion of notes payable	28,135	33,688
PIK Notes payable, net of $17,084,480 and $17,572,885 debt discount, respectively	18,180,058	17,051,636
PIK Note derivative	3,104,942	5,138,857
Total Long-Term Liabilities	21,313,135	22,224,181

Total Liabilities	23,090,831	24,057,762

Commitments and Contingencies (Note 10)

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 97,286,772 and 97,144,736 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	97,287	97,145
Additional paid-in capital	66,296,699	66,106,631
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(62,471,072)	(61,933,930)
Total Stockholders’ (Deficit)	(16,086,582)	(15,739,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$7,004,249	$8,318,112

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES	$1,001,628	$162,747

OPERATING EXPENSES:
Production costs	4,549	2,235
Exploration costs	778,879	1,327,281
General and administrative	1,173,826	1,182,309
Depreciation expense	336,087	326,222
Total Operating Expenses	2,293,341	2,838,047

Operating Loss	(1,291,713)	(2,675,300)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,372,420)	(1,028,627)
Interest Income	585	--
Gain on disposal of property	92,491	--
(Loss) gain on revaluation of PIK Note derivative	2,033,915	(92,741)
Other expense	--	(397,797)
Total Other Income (Expense)	754,571	(1,519,165)

Net loss	$(537,142)	$(4,194,465)

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding (Basic and Diluted)	97,243,610	95,107,112

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holder's
	Shares	Amount	Capital	Stage	Stage	Deficit

Balance, December 31, 2015	97,144,736	$97,145	$66,106,631	$(20,009,496)	$(61,933,930)	$(15,739,650)

Shares issued for directors fees and other services	142,036	142	63,087	--	--	63,229

Stock-based compensation expense for consultants and directors	--	--	126,981	--	--	126,981

Net Loss	--	--	--	--	(537,142)	(537,142)

Balance, March 31, 2016	97,286,772	$97,287	$66,296,699	$(20,009,496)	$(62,471,072)	$(16,086,582)

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(537,142)	$(4,194,465)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	336,087	326,222
Amortization of discount - PIK Notes	488,403	231,404
Amortization of deferred financing costs	1,875	1,875
Issuance of PIK Notes in payment of interest	638,142	578,813
Stock issued for director fees and other services	63,229	117,873
Stock-based compensation expense for consultants and directors	126,981	99,938
(Gain) loss on revaluation of PIK Note derivative	(2,033,915)	92,741
Gain on sale of property	(92,491)	--
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(88,251)	(31,439)
Other current receivables	94,647	--
Deposits and prepaids	71,758	37,079
Increase (Decrease) in:
Accounts payable and accrued liabilities	26,376	(116,856)
Net cash used in operating activities	(904,301)	(2,856,815)

Cash Flows From Investing Activities:
Sale of property	156,672	--
Purchases of property and equipment	(67,111)	--
Net cash provided by investing activities	89,561	--

Cash Flows From Financing Activities:
Payments on notes payable	(87,814)	(113,558)
Net cash used in financing activities	(87,814)	(113,558)

Net change in cash and cash equivalents	(902,554)	(2,970,373)

Cash and cash equivalents at beginning of period	1,803,131	10,701,666

Cash and cash equivalents at end of period	$900,577	$7,731,293

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Paid For:
Interest	$1,296	$4,198
Income Taxes	--	--

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2015, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company is currently in various phases of commercial scale trials with several organizations in various markets with respect to uses of its products.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended March 31, 2016, the Company's net loss was $537,142 and cash used in operating activities was $904,301. In addition, at March 31, 2016, the Company had a working capital deficiency of $361,567, which includes $1,113,727 of accrued PIK Note interest and $148,851 of payables for which the Company believes it has a statute of limitations defense. Furthermore, the Company last obtained financing in November 2014 but cannot provide any assurance that it will be able to raise additional financing if needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current cash usage expectations for 2016, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months only if it successfully accelerates the fulfillment of the aforementioned take-or-pay agreement to December 2016 on acceptable economic terms. However, the Company can provide no assurances that it will be able to negotiate an agreement to accelerate the fulfillment of the agreement on acceptable economic terms. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

On March 23, 2016, the Company entered into an agreement to sell the fourth property for gross proceeds of $418,000. The sale closed on April 21, 2016 and the net proceeds to the Company totaled approximately $380,000, net of a 10% buyer’s premium paid to the auction firm, J.P. King.

NOTE 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In these condensed consolidated financial statements, the PIK Note derivative liability, stock compensation and impairment of long-lived assets involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a term of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at March 31, 2016 and 2015.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

	Estimated
	Useful Life (years)
Building and Building Improvements	5	–	40
Mining equipment	2	–	7
Office and shop furniture and equipment	3	–	7
Vehicles		5

Depreciation expense for the three months ended March 31, 2016 and 2015 totaled $336,087 and $326,222, respectively. The Company currently does not capitalize any amounts to its mineral resources and therefore does not have any depletion expense.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2016	December 31, 2015

Financial instruments:
Series 2023 PIK Note Derivative	$-0-	$-0-	$197,073	$197,073	$262,764
Series A PIK Note Derivative	$-0-	$-0-	$2,907,869	$2,907,869	$4,876,093

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2015	$5,138,857
Net unrealized gain included in operations	(2,033,915)

Balance at March 31, 2016	$3,104,942

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at March 31, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK Notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $22,769,784 and $21,789,259, respectively, at March 31, 2016 and December 31, 2015.

For the Company's PIK Note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.18	$0.28
Exercise price	$1.36	$1.36
Term (years)	7.33	7.58
Dividend yield	$-0-	$-0-
Expected volatility	79.7%	72.9%
Risk-free interest rate	1.54%	2.12%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.18	$0.28
Exercise price	$0.92	$0.92
Term (years)	7.33	7.58
Dividend yield	$-0-	$-0-
Expected volatility	79.7%	72.9%
Risk-free interest rate	1.54%	2.12%

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of March 31, 2016, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three months ended March 31, 2016 and 2015, respectively, is calculated based on 97,243,610 and 95,107,112 weighted average outstanding shares of common stock.

At March 31, 2016 and 2015, respectively, the Company had outstanding options and warrants to purchase 19,380,012 and 18,535,581 shares of Company common stock, and had notes payable which were convertible into 33,639,466 and 30,086,390 shares, respectively, of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at March 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Accounting Standards Update 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Accounting Standards Update 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate the new guidance will have a material effect on its financial statements and related disclosures.

Comparative Information

We have reclassified certain prior year information to conform with the current year's presentation.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of March 31, 2016 and December 31, 2015.

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015

Note payable for mining equipment, payable $950 monthly, including interest (a)	$942	$3,714
Note payable for equipment, payable $1,339 monthly, including interest (b)	38,753	42,235
Note payable for mine site vehicle, payable $628 monthly (c)	11,311	13,196
Note payable to an insurance company, payable $9,055 monthly, including interest (d)	34,406	60,953
Note payable to an insurance company, payable $18,609 monthly, including interest (e)	70,891	124,019
	156,303	244,117
Less: Current Portion	(128,168)	(210,429)
Notes Payable, Long-Term Portion	$28,135	$33,688

(a)

On April 17, 2012, the Company purchased mining equipment for $40,565 by issuing a note with an effective interest rate of 11.279%. The note is collateralized by the mining equipment with payments of $950 for 48 months, which started on May 1, 2012.

(b)

On October 31, 2014, the Company purchased mining equipment for $65,120 by paying a deposit and issuing a note in the amount of $57,900 with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

(c)

On September 20, 2012, the Company purchased a vehicle for the mine site for $37,701 by issuing a non-interest bearing note. The note is collateralized by the vehicle with payments of $628 for 60 months, which started on October 20, 2012.

(d)	The Company signed a note payable with an insurance company dated October 21, 2015 for liability insurance, due in monthly installments, including interest at 11.845%.
(e)	The Company signed a note payable with an insurance company dated October 17, 2015 for liability insurance, due in monthly installments, including interest at 3.000%.

The following is a schedule of the principal maturities on these notes as of March 31, 2016:

April 2016 - March 2017	$128,168
April 2017 - March 2018	20,224
April 2018 - March 2019	7,911
Total Notes Payable	$156,304

During the three months ended March 31, 2016 and 2015, the Company's interest payments totaled $1,296 and $4,178, respectively.

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

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/down-round protection	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model

As of March 31, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$13,400,958	$21,882,955	$35,283,913
Less: Discount	(1,828,368)	(15,256,112)	(17,084,480)
Less: Deferred Financing Cost	(7,359)	(12,016)	(19,375)
PIK Note Payable, Net	$11,565,231	$6,614,827	$18,180,058

PIK Note Derivative Liability	$197,073	$2,907,869	$3,104,942

As of December 31, 2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$12,762,816	$21,882,955	$34,645,771
Less: Discount	(1,854,894)	(15,717,991)	(17,572,885)
Less: Deferred Financing Cost	(7,828)	(13,422)	(21,250)
PIK Note Payable, Net	$10,900,094	$6,151,542	$17,051,636

PIK Note Derivative Liability	$262,764	$4,876,093	$5,138,857

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

At March 31, 2016, the fair value of the Series A PIK Note Derivative was estimated to be $2,907,869, which includes the value of the additional PIK Notes issued in May and November 2015 for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $6,310,415 from the November 3, 2014 inception date.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2016, August 2015 and February 2015, the Company issued $638,141, $607,753 and $578,812, respectively, in additional PIK Notes to the holders to pay the semi-annual interest. In February 2014 and August 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

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

At March 31, 2016, the fair value of the PIK Note Derivative was estimated to be $197,073, which includes the value of the additional PIK Notes issued in February 2016, August 2015, February 2015, August 2014 and February 2014 for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $1,857,927 from the August 2, 2013 inception date.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At March 31, 2016 and December 31, 2015, 97,286,772 and 97,144,736 shares were issued and outstanding, respectively.

During the three months ended March 31, 2016, the Company issued a total of 142,036 shares of common stock valued at $63,229 to directors and consultants as payments of fees.

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at March 31, 2016 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.15	461,340	5.08	$1.15
$2.00	54,367	0.34	$2.00
	515,707	4.58	$1.24

No warrants were issued during 2015 or the first quarter of 2016. The intrinsic value of the outstanding warrants at March 31, 2016 was $0.

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

The significant assumptions relating to the valuation of the Company's options issued for the three months ended March 31, 2016 and 2015 were as follows on a weighted average basis:

	March 31, 2016	December 31, 2015
Dividend Yield	0%	0%
Expected Life (years)	6.7	5.6
Expected Volatility	79.7%	51.0%
Risk Free Interest Rate	1.86%	1.47%

A summary of the status and changes of the options granted under stock option plans and other agreements for the first quarter of 2016 is as follows:

	March 31, 2016
		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life*

Outstanding at beginning of period	17,806,472	$1.00	5.12
Issued	907,833	0.27	7.60
Exercised	-0-	--	--
Forfeited	-0-	--	--
Outstanding at end of period	18,714,305	$0.96	5.01
Exercisable at end of period	17,218,886	$1.00	4.75

* Measured in years

During the three months ended March 31, 2016, the Company granted 907,833 options to purchase the Company’s common stock with a weighted average exercise price of $0.27 and the following vesting schedule.

Vesting Information
Shares	Frequency	Begin Date	End Date

250,000	Quarterly	01/01/2016	10/01/2016
158,206	Immediately	01/05/2016	01/05/2016
43,885	Immediately	01/06/2016	01/06/2016
32,415	Immediately	01/09/2016	01/09/2016
81,522	Annually	01/19/2017	01/19/2018
81,395	Annually	01/27/2017	01/27/2018
80,000	Annually	01/28/2017	01/28/2018
144,815	Annually	01/29/2017	01/29/2018
35,595	Annually	02/01/2017	02/01/2018

A summary of the status of the options outstanding at March 31, 2016 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

81,395	7.89	$0.21	- 0 -	$0.21
100,000	4.47	$0.22	50,002	$0.22
35,595	7.04	$0.27	- 0 -	$0.27
474,815	8.11	$0.28	62,500	$0.28
234,506	6.89	$0.285	234,506	$0.285
81,522	4.81	$0.30	- 0 -	$0.30
200,000	8.88	$0.66	200,000	$0.66
150,000	8.86	$0.68	49,995	$0.68
7,233,277	2.75	$0.70	7,233,277	$0.70
488,356	9.13	$0.73	128,767	$0.73
3,405,134	5.44	$0.83	3,405,134	$0.83
975,000	8.20	$0.84	741,667	$0.84
300,000	7.39	$1.10	200,000	$1.10
300,000	7.24	$1.15	258,333	$1.15
100,000	1.84	$1.24	100,000	$1.24
115,000	4.99	$1.35	115,000	$1.35
125,000	1.84	$1.45	125,000	$1.45
330,000	5.70	$1.55	330,000	$1.55
7,645	1.84	$1.58	7,645	$1.58
3,077,060	6.64	$1.66	3,077,060	$1.66
900,000	5.39	$1.90	900,000	$1.90
18,714,305	5.00	$1.00	17,218,886	$1.00

The weighted-average grant-date fair value of options granted during the first quarter of 2016 was $0.27.

Compensation expense of $126,982 and $99,938 has been recognized for the vested options for the three months ended March 31, 2016 and 2015, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2016 was $0. At March 31, 2016, $328,745 of unamortized compensation expense for unvested options is expected to be recognized over the next 1.52 years on a weighted average basis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of March 31, 2016 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$118,179	$118,179	$--
Total	$118,179	$118,179	$--

Contingencies

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2015 and 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable materially approximate fair value. For the Company’s warrant and PIK note derivative liabilities the fair value was estimated using a Monte Carlo Model.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In April 2015, the FASB issued an ASU 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2017 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its balance sheets.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under Accounting Standards Update 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee's right to use or control the use of a specified asset for the lease term. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Accounting Standards Update 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Accounting Standards Update 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate the new guidance will have a material impact on its financial statements and related disclosures.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2016	2015	Amount	%

REVENUES	$1,001,628	$162,747	838,881	515.5%

OPERATING EXPENSES:
Production costs	4,549	2,235	2,314	103.5%
Exploration costs	778,879	1,327,281	(548,402)	(41.3%)
General and administrative	1,173,826	1,182,309	(8,483)	(0.7%)
Depreciation expense	336,087	326,222	9,865	3.0%
Total Operating Expenses	2,293,341	2,838,047	(544,706)	(19.2%)

Operating Loss	(1,291,713)	(2,675,300)	1,383,587	(51.7%)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,372,420)	(1,028,627)	(343,793)	33.4%
Interest income	585	--	585	--
Gain on disposal of property	92,491	--	92,491	--
(Loss) gain on revaluation of PIK Note derivative	2,033,915	(92,741)	2,126,656	(2,293.1%)
Other income (expense)	--	(397,797)	397,797	--

Total Other Income (Expense)	754,571	(1,519,165)	2,273,736	(149.7%)

NET LOSS	$(537,142)	$(4,194,465)	$3,657,323	(87.2%)

Revenue generated during the three months ended March 31, 2016 was $1,001,628, compared to $162,747 of revenue generated during the same period in 2015, an increase of 515.5%. This increase was due primarily to the sale of AMIRON iron oxide through a take-or-pay supply agreement entered into by the Company on November 2, 2015. During the three months ended March 31, 2016, the Company, through the take-or-pay supply agreement, generated $856,128 of revenue. This agreement did not exist during the same period in 2015. Also contributing to the revenue increase during the quarter was $114,400 of sales of DRAGONITE halloysite clay for use in a specialty zeolite application that were not realized during the same period in 2015 and $7,776 of sales of AMIRON for use within a pigment application. Partially offsetting the increase in revenue during the three months ended March 31, 2016, was a $79,200 decline in sales of AMIRON to a producer and distributor of pigments, a $38,673 decline in sales of DRAGONITE to a customer for use as a nucleating agent and a decline of approximately $20,000 in sales of DRAGONITE to a number of customers for plant trials. We believe the decline in sales of AMIRON to a producer of pigments and the decline in sales of DRAGONITE to a customer for use as a nucleating agent are due to those customers still working through their respective inventories of our products. The decline in sales of DRAGONITE to a number of customers for plant trials was due primarily to the completion of those trials.

Total operating expenses for the three months ended March 31, 2016 were $2,293,341 compared to $2,838,047 of operating expenses incurred during the same period in 2015, a decrease of $544,706 or 19.2%. The decline in operating costs was driven by a decline of $548,402 in explorations costs and an $8,483 decrease in general and administrative expense.

Exploration costs incurred during the three months ended March 31, 2016 were $778,879 compared to $1,327,281 of exploration costs incurred during the same period in 2015, a decrease of $548,402 or 41.3%. Exploration costs are associated with the Company’s activities at its Dragon Mine location. The decline was driven primarily by a $215,127 decrease in wages and wage-related expense due to a reduction in headcount at the Company’s Dragon Mine operation. This reduction in headcount resulted from the planned completion of certain underground exploration activities. Expenses related to underground development, such as materials and supplies, equipment rental, ground support expense and drilling supplies, declined by $195,715 due to the aforementioned completion of underground development at the Dragon Mine. Professional services expense decreased by $79,854 due to the elimination of geological consulting related to the completion of planned characterization of the Dragon Mine property. Testing expenses related to the use of third-party labs declined by $62,355 due to the Company’s establishment of a testing lab at the Dragon Mine. Supply expenses related to equipment maintenance declined by $38,970. The decrease in the above components of exploration expense was partially offset by an increase in propane costs of $25,159 due to the processing of iron oxide, a $12,107 increase in insurance expense related to an increase in business interruption coverage, a $10,124 increase in diesel and utility expense, and a $2,487 increase in postage and shipping expense.

General and administrative expenses incurred during the three months ended March 31, 2016 totaled $1,173,826 compared to $1,182,309 of expense incurred during the same period in 2015, a decrease of $8,483, or 0.7%. The Company’s selling and administrative expenses are associated primarily with its New York operations.

The largest component of the Company’s general and administrative expense includes wage and equity-based compensation to employees, directors and consultants. Wages for the three months ended March 31, 2016 totaled $643,791, an increase of $184,111 when compared to the same period in 2015. The increase was due primarily to $112,500 in performance bonus payments paid to the Company’s CFO, General Counsel and a third employee that were not paid during the same period in 2015, $78,000 in wages paid to two new employees who were not employees during the same period in 2015, a $75,000 bonus payment paid to the Company’s CEO this quarter that was paid in the fourth quarter of 2014, and $25,000 of wages paid to the Company’s General Counsel during this quarter that were paid in the fourth quarter of 2014, partially offset by $68,661 of wages not paid to employees during the quarter who left the Company during 2015. After adjusting for the effects of the aforementioned bonus payments and wage increases due to the net hiring of new employees, the Company’s wage expense during the quarter would have been $421,952, $37,728 less than the wage expense incurred during the same period in 2015. This decline is due to the effect of a reduction in the salaries of certain employees, announced by the Company in late 2015.

Expense associated with equity grants totaled $126,961 during the quarter, an increase of $27,043 when compared to the same period in 2015. This increase during the quarter was primarily due to an increase in equity-based compensation granted to employees and directors. In particular, certain employees and directors elected to take a portion, or a greater portion, of their compensation in equity when compared to the same period in 2015. The increases in wage and equity-based compensation during the quarter were partially offset by an $86,277 decrease in shareholder expense, a $63,793 decrease in the use of outside legal and consulting services, a $31,201 decrease in directors’ cash compensation, and a $13,010 decrease in travel expense. These declines are the result of actions outlined by the Company in late 2015 focused on the reduction of certain operating expense.

Operating loss incurred during the three months ended March 31, 2016 was $1,291,713 compared to a loss of $2,675,300 incurred during the same period in 2015, a decrease of $1,383,587 or 51.7%. The decrease in operating loss during the quarter was due to a 515.5% increase in revenue and an 18.9% decrease in operating expense. The Company’s execution of its take-or-pay supply agreement during the quarter was the primary driver of the decline in operating loss.

Net Loss for the three-month period ending March 31, 2016 was $537,142 compared to a loss of $4,194,465 incurred during the same period in 2015, a decrease of $3,657,323, or 87.2%. The decline in net loss was due primarily to the 51.4% decline in operating loss, a $2,033,915 gain on the revaluation of the PIK Note derivative compared to a loss of $92,741 during the comparable period in 2015, and a $397,797 decline in other expense, partially offset by a $343,793 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended March 31, 2016, the Company's net loss was $537,142 and cash used in operating activities was $904,301. In addition, at March 31, 2016, the Company had a working capital deficiency of $361,567, which includes $1,113,727 of accrued PIK Note interest, which the Company expects to satisfy through the issuance of additional PIK Notes, and $148,851 of payables for which the Company believes it has a statute of limitations defense. Furthermore, the Company last obtained financing in November 2014 but cannot provide any assurance that it will be able to raise additional financing if needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current cash usage expectations for 2016, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months only if it successfully accelerates the fulfillment of the aforementioned take-or-pay agreement to December 2016 on acceptable economic terms. However, the Company can provide no assurances that it will be able to negotiate an agreement to accelerate the fulfillment of the agreement on acceptable economic terms. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities in 2016 was $904,301 compared to $2,856,815 of cash used during the same period in 2015. The primary drivers of the decline in the usage of cash were the $838,881, or 515.5%, increase in revenue and the $544,706, or 19.2%, decrease in operating expenses when compared to the same period in 2015. Changes in operating assets and liabilities also benefitted operating cash flow by approximately $105,000.

Cash provided by investing activities during 2016 was $89,561 compared to $0 during the same period in 2015. The cash provided by investing activities during the quarter consisted of proceeds from the sale of property for $156,672, partially offset by the purchase of equipment for $67,111.

Cash used in financing activities during 2016 was $87,814 compared to $113,558 of cash used during the same period in 2015. The cash used in financing activities was related to the payment of notes.

Total assets at March 31, 2016 were $7,004,249 compared to $8,318,112 at December 31, 2015, a decrease of $1,313,863 due primarily to a decrease in cash related to the funding of operations. Total liabilities were $23,090,831 at March 31, 2016, compared to $24,057,762 at December 31, 2015.

ISSUANCE OF CONVERTIBLE DEBT

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 and 2014, with key terms highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/05/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	10 years, but is mandatorily convertible after 1 year if the market price of the Company’s stock exceeds the conversion price of the note

4 years, but may range between 2 years to the full maturity of the Series 2023 Notes, depending on whether a Specified Event occurs and/or an Extension Option is elected (see below for further details)

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/downround protection	$0.92 at inception, adjusted downward based on anti-dilution provisions; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of anti-dilution provisions/downround protection; revalued every quarter using Monte Carlo model

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

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2016, the Company issued $638,141 in additional PIK Notes to pay semi-annual interest due February 1, 2016. In February 2015 and August 2015, the Company issued $578,813 and $607,753, respectively, in additional PIK Notes to the holders to pay the semi-annual interest. In February 2014 and August 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

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

The following table summarizes our contractual obligations as of March 31, 2016 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$118,179	$118,179	$--
Total	$118,179	$118,179	$--

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2015 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this Form 10-Q.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a)     Exhibits.

The following exhibits are included in this report:

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

APPLIED MINERALS, INC.

Dated: May 16, 2016	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 16, 2016	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer