Form 10-Q
period 2016-06-30
Applied Minerals, Inc.
filed 2016-08-15
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 15, 2016 was 108,376,049.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

SECOND QUARTER 2016 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,174,748	$1,803,131
Accounts receivable	487,893	176,205
Deposits and prepaid expenses	170,914	322,922
Other current receivables	- 0 -	94,647
Total Current Assets	2,833,555	2,396,905

Property and Equipment, net	4,653,188	5,206,825

Other Assets
Deposits	269,342	269,202
Assets Held for Sale	1,000	445,180
Total Other Assets	270,342	714,382

TOTAL ASSETS	$7,757,085	$8,318,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (excluding accrued PIK Note interest)	$526,525	$742,745
Accrued PIK Note interest	919,913	880,407
Current portion of notes payable	49,040	210,429
Total Current Liabilities	1,495,478	1,833,581

Long-Term Liabilities
Long-term portion of notes payable	22,535	33,688
PIK Notes payable, net of $16,632,757 and $17,572,885 debt discount, respectively	19,727,804	17,051,636
PIK Note derivative	3,856,834	5,138,857
Total Long-Term Liabilities	23,607,173	22,224,181

Total Liabilities	25,102,651	24,057,762

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 108,376,049 and 97,144,736 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	108,376	97,145
Additional paid-in capital	68,221,368	66,106,631
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(65,665,814)	(61,933,930)
Total Stockholders’ Deficit	(17,345,566)	(15,739,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,757,085	$8,318,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

REVENUES	$1,112,467	$65,848	$2,114,095	$228,595

OPERATING EXPENSES:
Production costs	220,970	3,934	476,670	6,170
Exploration costs	584,150	1,291,197	1,111,878	2,618,478
General and administrative	1,066,927	1,247,466	2,250,136	2,429,775
Depreciation expense	338,333	326,684	674,420	652,905
Total Operating Expenses	2,210,380	2,869,281	4,513,104	5,707,328

Operating Loss	(1,097,913)	(2,803,433)	(2,399,009)	(5,478,733)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,356,841)	(1,092,595)	(2,729,261)	(2,121,222)
Gain (loss) on revaluation of PIK Note derivative	(742,509)	1,313,110	1,291,406	1,220,369
Other income (expense)	11,904	(145,958)	104,980	(543,755)
Total Other Income (Expense)	(2,087,446)	74,557	(1,332,875)	(1,444,608)

Net Loss	$(3,185,359)	$(2,728,876)	$(3,731,884)	$(6,923,341)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.03)	$(0.04)	$(0.07)

Weighted Average Shares Outstanding (Basic and Diluted)	97,889,350	95,653,519	97,566,480	95,381,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock			Accumulated Deficit	Accumulated Deficit	Total
	Shares	Amount	Additional Paid-In Capital	Prior to Exploration Stage	During Exploration Stage	Stock- holder's Deficit

Balance, December 31, 2015	97,144,736	$97,145	$66,106,631	$(20,009,496)	$(61,933,930)	$(15,739,650)

Shares issued for directors fees and other services	178,980	179	94,164	- 0 -	- 0 -	94,343

Shares issued to employees for compensation	118,994	119	26,461	- 0 -	- 0 -	26,580

Shares issued in private placement	10,933,339	10,933	1,629,067	- 0 -	- 0 -	1,640,000

Stock-based compensation expense for consultants and directors	- 0 -	- 0 -	365,045	- 0 -	- 0 -	365,045

Net loss	- 0 -	- 0 -	- 0 -	- 0 -	(3,731,884)	(3,731,884)

Balance, June 30, 2016	108,376,049	$108,376	$68,221,368	$(20,009,496)	$(65,665,814)	$(17,345,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(3,731,884)	$(6,923,341)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	674,420	652,905
Amortization of discount - PIK Notes	949,513	507,116
Amortization of deferred financing costs	3,750	3,750
Issuance of PIK Notes in payment of interest	1,732,289	578,813
Stock issued for director fees and other services	94,343	215,961
Stock-based compensation expense for consultants and directors	365,045	207,598
Stock issued for employee compensation	26,580	- 0 -
Shares issued for liquidated damages	- 0 -	541,011
Gain on revaluation of PIK Note derivative	(1,291,406)	(1,220,369)
Gain on sale of property	(108,764)	- 0 -
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(311,688)	88,620
Other current receivables	94,647	- 0 -
Deposits and prepaid expenses	151,868	133,949
Increase (decrease) in:
Accounts payable and accrued liabilities	(176,715)	482,812
Net cash used in operating activities	(1,528,002)	(4,731,175)

Cash Flows From Investing Activities:
Sale of property	552,944	- 0 -
Purchases of property and equipment	(120,783)	(17,995)
Net cash provided by (used in) investing activities	432,161	(17,995)

Cash Flows From Financing Activities:
Payments on notes payable	(172,542)	(203,440)
Proceeds from sale of common stock	1,640,000	- 0 -
Net cash provided by (used in) in financing activities	1,467,458	(203,440)

Net change in cash and cash equivalents	371,617	(4,952,610)

Cash and cash equivalents at beginning of period	1,803,131	10,701,666

Cash and cash equivalents at end of period	$2,174,748	$5,749,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016		2015

Cash Paid For:
Interest		$4,204		$5,974
Income Taxes	$	- 0 -	$	- 0 -

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2015, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company is currently mining and selling its DRAGONITETM and AMIRONTM products and is also in various phases of commercial scale trials with several organizations in various markets with respect to uses of its products.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities. For the six months ended June 30, 2016, the Company's net loss was $3,731,884 and cash used in operating activities was $1,528,002. At June 30, 2016, the Company had working capital of $1,338,077, which includes $919,913 of accrued PIK Note interest, which the Company expects to pay in-kind and $167,841 of payables for which the Company believes it has a statute of limitations defense. In addition, during the six months ended June 30, 2016, the Company commenced generating revenue under a take-or-pay supply agreement for AMIRON iron oxide and reduced exploration costs related to activities at the Dragon mine. Based on the Company's cash balance at June 30, 2016 and its cash usage expectations, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months.

On June 24, 2016, the Company raised $1.64 million through the private placement of 10,933,333 units at $0.15 per unit. Attached to each unit sold was one share of common stock and a five-year warrant to purchase 0.3 shares of the Company’s common stock. As a result of the sale, the Company issued 10,933,333 shares of common stock and warrants to purchase 3,280,000 shares of common stock at $0.25 per share. The warrants have a term of five years and do not contain a provision that allows for a cashless exercise.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at June 30, 2016 and 2015.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

	Estimated Useful Life (in years)
Building and Building Improvements	5	–	40
Mining equipment	2	–	7
Office and shop furniture and equipment	3	–	7
Vehicles		5

Depreciation expense for the three months ended June 30, 2016 and 2015 totaled $338,333 and $326,684, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 totaled $674,420 and $652,905, respectively. The Company currently does not capitalize any amounts to its mineral resources and therefore does not have any depletion expense.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2016	December 31, 2015

Financial instruments:
Series 2023 PIK Note Derivative	$-0-	$-0-	$230,329	$230,329	$262,764
Series A PIK Note Derivative	$-0-	$-0-	$3,626,505	$3,626,505	$4,876,093

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2015	$5,138,857
Issuance of additional PIK Notes	9,383
Net unrealized gains included in net (loss)	(1,291,406)

Balance at June 30, 2016	$3,856,834

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at June 30, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK Notes approximates fair value. Estimated fair values of the PIK Notes Payable approximate $23,463,323 and $21,789,259, respectively, at June 30, 2016 and December 31, 2015 (based on Level 2 inputs).

For the Company's PIK Note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.18	$0.28
Exercise price	$1.28	$1.36
Term (years)	7.08	7.58
Dividend yield	$-0-	$-0-
Expected volatility	86.0%	72.9%
Risk-free interest rate	1.30%	2.12%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.18	$0.28
Exercise price	$0.83	$0.92
Term (years)	7.08	7.58
Dividend yield	$-0-	$-0-
Expected volatility	86.0%	72.9%
Risk-free interest rate	1.30%	2.12%

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

Income taxes

The Company uses an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for the portion of the Company’s net deferred tax assets for which it is more likely than not that they will not be realized.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 30, 2016, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three months ended June 30, 2016 and 2015, respectively, is calculated based on 97,889,350 and 95,653,519 weighted average outstanding shares of common stock. Loss per share for the six months ended June 30, 2016 and 2015, respectively, is calculated based on 97,556,480 and 95,381,825 weighted average outstanding shares of common stock.

At June 30, 2016 and 2015, respectively, the Company had outstanding options and warrants to purchase 24,276,950 and 18,929,402 shares of Company common stock, and had notes payable which were convertible into 38,676,225 and 31,590,709 shares, respectively, of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at June 30, 2016.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition in the income statement of the income tax effects of vested or settled awards. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statement and related disclosures.

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

In April 2015, the FASB issued an ASU 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU is effective for the Company in the first quarter of 2017 and is required to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2016, the original effective date of the standard. The Company does not anticipate the new guidance will have a material effect on its financial statements and related disclosures.

Comparative Information

We have reclassified certain prior year information to conform with the current year's presentation.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of June 30, 2016 and December 31, 2015.

NOTE 6 - NOTES PAYABLE

Notes payable at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016		December 31, 2015

Note payable for mining equipment, payable $950 monthly, including interest (a)	$	- 0 -	$3,714
Note payable for equipment, payable $1,339 monthly, including interest (b)		35,226	42,235
Note payable for mine site vehicle, payable $628 monthly (c)		9,426	13,196
Note payable to an insurance company, payable $9,055 monthly, including interest (d)		8,804	60,953
Note payable to an insurance company, payable $18,609 monthly, including interest (e)		18,119	124,019
		71,575	244,117
Less: Current Portion		(49,040)	(210,429)
Notes Payable, Long-Term Portion		$22,535	$33,688

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

(d)	The Company signed a note payable with an insurance company dated October 21, 2015 for liability insurance, due in monthly installments, including interest at 11.845%.

(e)	The Company signed a note payable with an insurance company dated October 17, 2015 for liability insurance, due in monthly installments, including interest at 3.000%.

The following is a schedule of the principal maturities on these notes as of June 30, 2016:

July 2016 - June 2017	$49,040
July 2017 - June 2018	18,554
July 2018 - June 2019	3,981
Total Notes Payable	$71,575

During the three and six months ended June 30, 2016, the Company's interest payment related to these notes totaled $2,909 and $4,204, respectively. During the three and six months ended June 30, 2015, the Company's interest payments related to these notes totaled $1,776 and $5,974, respectively.

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

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/down-round protection	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model

As of June 30, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$13,400,958	$22,977,103	$36,378,061
Less: Discount	(1,791,109)	(14,841,648)	(16,632,757)
Less: Deferred Financing Cost	(6,650)	(10,850)	(17,500)
PIK Note Payable, Net	$11,603,199	$8,124,605	$19,727,804

PIK Note Derivative Liability	$230,329	$3,626,505	$3,856,834

As of December 31, 2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$12,762,816	$21,882,955	$34,645,771
Less: Discount	(1,854,894)	(15,717,991)	(17,572,885)
Less: Deferred Financing Cost	(7,828)	(13,422)	(21,250)
PIK Note Payable, Net	$10,900,094	$6,151,542	$17,051,636

PIK Note Derivative Liability	$262,764	$4,876,093	$5,138,857

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

In May 2015, November 2015 and May 2016, the Company issued $992,424, $1,042,045, and $1,094,148, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

At June 30, 2016, the fair value of the Series A PIK Note Derivative was estimated to be $3,626,505, which includes the value of the additional PIK Notes issued in May 2015, November 2015, and May 2016 for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $5,585,780 from the November 3, 2014 inception date.

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

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments; these anti-dilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes and then to $1.28 after the issuance of 10,933,333 units for proceeds of $1.64 million on June 24, 2016. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock, into 7,720,588 shares after the issuance of the Series A Notes and 8,203,125 shares of common stock after the issuance of the 10,933,333 units.. The holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of December 31, 2015, the Company was in compliance with the covenants.

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

At June 30, 2016, the fair value of the PIK Note Derivative was estimated to be $230,329, which includes the value of the additional PIK Notes issued in February 2016, August 2015, February 2015, August 2014 and February 2014 for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $1,824,671 from the August 2, 2013 inception date.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of nonconvertible preferred stock, $0.001 par value per share. At June 30, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue up to 200,000,000 shares, $0.001 par value per share. At June 30, 2016 and December 31, 2015, 108,376,049 and 97,144,736 shares were issued and outstanding, respectively.

During the six months ended June 30, 2016, the Company issued a total of 185,959 shares of common stock valued at $45,094 to directors and consultants as payments of fees. An additional 118,994 shares, valued at $26,580, were issued to employees in lieu of cash compensation.

During the six months ended June 30, 2016, the Company issued 10,933,339 units valued at $1,640,000 as part of a private placement. Each unit consisted of one share of common stock and one warrant to purchase 0.3 shares of common stock at $0.25 per share. The Company received $1,640,000 in proceeds and no commissions were paid.

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at June 30, 2016 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.25	3,283,283	5.00	$0.25
$1.15	461,340	4.83	$1.15
$2.00	54,367	0.09	$2.00
	3,798,990	4.91	$0.38

No warrants were issued during 2015 or the first quarter of 2016. On June 24, 2016 the Company sold 10,933,333 units at $0.15 per unit. The sale of the units included the issuance of warrants to purchase 3,283,283 shares of common stock. Each warrant has an exercise price of $0.25 per share and a term of five years. The intrinsic value of the outstanding warrants was $0 at June 30, 2016.

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

On May 11, 2016, the Board of Directors has adopted the 2016 Long Term Incentive Plan (the “Plan”). The Plan, administered by the Compensation Committee of the Board allows for the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance shares, performance units or other stock-based award. Such awards may be issued to employees, consultants and non-employee directors. The aggregate number of shares of common stock that may be issued or used for reference purposes with respect to which awards may be granted under the Plan shall not exceed two million.

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

The significant assumptions relating to the valuation of the Company's options issued for the six months ended June 30, 2016 and 2015 were as follows on a weighted average basis:

	2016	2015
Dividend Yield	0%	0%
Expected Life (years)	5.0	5.6
Expected Volatility	83.4%	51.0%
Risk Free Interest Rate	1.20%	1.47%

A summary of the status and changes of the options granted under stock option plans and other agreements for the six months ended June 30, 2016 is as follows:

	June 30, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life *

Outstanding at beginning of period	17,806,472	$1.00
Issued	2,671,488	0.26
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -
Outstanding at end of period	20,477,960	$0.92	4.54
Exercisable at end of period	19,271,284	$0.92	4.50

* Measured in years

During the six months ended June 30, 2016, the Company granted 2,671,488 options to purchase the Company’s common stock with a weighted average exercise price of $0.26 and the following vesting schedule. The weighted-average grant-date fair value of options granted during the first half of 2016 was $0.10.

Compensation expense of $238,064 and $107,660 has been recognized for the vested options for the three months ended June 30, 2016 and 2015, respectively, and $365,045 and $207,598 for the six months ended June 30, 2016 and 2015, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2016 was $0. At June 30, 2016, $328,745 of unamortized compensation expense for unvested options is expected to be recognized over the next 1.27 years on a weighted average basis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of June 30, 2016 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$78,783	$78,783	$	- 0 -
Total	$78,783	$78,783	$	- 0 -

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

Overview

Applied Minerals, Inc. (the “Company” or “we” or “us”) is focused primarily on (i) the development, marketing and sale of our halloysite clay-based DRAGONITE™ line of products for use to improve the performance of end-products in application markets such as flame retardant additives for plastics, nucleation, thermosets and adhesives, reinforcement, molecular sieves and catalysts, ceramics, binders, cosmetics, controlled release carriers and environmental remediation and (ii) the development, marketing and sale of our AMIRON™ line of iron oxide products for pigmentary and technical applications.

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

A significant amount of academic and industrial research has been performed on the commercial uses of halloysite clay beyond porcelain products and ceramic-based catalysts. This research has identified a wide array of application areas in which the unique morphology of halloysite can be utilized to either enhance the performance of existing applications or create new high-performance ones. Since 2009, management has been primarily focused on developing halloysite-based products, marketed under the DRAGONITE™ trade name, for advanced applications, such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, controlled release carriers for paints and coatings, strength reinforcement additives for cement, concrete, mortars and grouts, rheology additives for drilling fluids, environmental remediation media, and carriers of agricultural agents. The clays used in these advanced applications sell for significantly higher prices than those used in more traditional applications.

In addition to the development of its halloysite resource, management has also developed a line of iron oxide-based products for the pigmentary and technical markets. The Dragon Mine has a resource of 3.3 million tons of natural iron oxide mineralized material, which is comprised primarily of goethite and hematite. The resource possesses a high-quality natural iron oxide. High-quality iron oxides have commercial uses in a number of high-value applications within the pigmentary and technical markets. The Company’s AMIRON product line includes semi-transparent and opaque pigments for the construction, concrete, paints and coatings, and plastics and rubber industries. AMIRON’s technical oxides, due to their particularly high surface area of 25 m2/g – 125 m2/g and reactivity, can be used as the media for the removal of toxins from waste and drinking water, as a catalyst for desulfurization, and a foundry sand additive.

The Company has a mineral processing plant with a capacity of up to 45,000 tons per annum that is currently dedicated to the processing of its AMIRON product., The Company has a smaller processing facility with a capacity of 5,000 – 10,000 tons per annum that is currently dedicated to its halloysite resource.

In late 2015, the Company entered into a $5 million take-or-pay supply agreement for its AMIRON product. The $5 million portion of the take-or-pay agreement is expected to be completed by June 2017. In July, 2016 the Company received an order for 5 tons of DRAGONITE from a leading zeolite/molecular sieve manufacturer, which plans to carry out a commercial-scale trial of a halloysite-based molecular sieve product. The Company is involved in a number of advanced-stage product development projects with customers that operate within industries that include, but are not limited to, catalysts and oilfield services. The Company has engaged leading special material distribution organizations, HORN, Brandt Technologies and KODA Distribution Group for the U.S. and Fimatec LTD for Korea. During the six months ended June 30, 2016, the Company’s Board of Directors established an Operations Committee to which it appointed Mario Concha and Robert Betz. The purpose of the Operations Committee is to advise the Company’s management team on how best to execute its operations, marketing and sales strategies.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2015. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2016 compared to the disclosures on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2016	2015	Amount	%

REVENUES	$1,112,467	$65,848	$1,046,619	1,589.5%

OPERATING EXPENSES:
Production costs	220,970	3,934	217,036	55.2%
Exploration costs	584,150	1,291,197	(707,047)	(54.8)%
General and administrative	1,066,927	1,247,466	(180,539)	(14.5)%
Depreciation expense	338,333	326,684	11,649	3.6%
Total Operating Expenses	2,210,380	2,869,281	(658,901)	(23.0)%

Operating Loss	(1,097,913)	(2,803,433)	1,705,520	60.8%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,356,841)	(1,092,595)	(264,246)	(24.2)%
(Loss) gain on revaluation of PIK Note derivative	(742,509)	1,313,110	(2,055,619)	(156.5)%
Other income (expense)	11,904	(145,958)	157,862	108.2%

Total Other Income (Expense)	(2,087,446)	74,557	(2,162,003)	(2,899.8)%

NET LOSS	$(3,185,359)	$(2,728,876)	$(456,483)	(16.7)%

Revenue generated during the three months ended June 30, 2016 was $1,112,467 compared to $65,848 of revenue generated during the same period in 2015, an increase of 1,589.5%. This increase was due primarily to the sale of AMIRON iron oxide through a take-or-pay supply agreement entered into by the Company on November 2, 2015. During the three months ended June 30, 2016, the Company, through the take-or-pay supply agreement, generated $1,022,468 of revenue. This agreement did not exist during the same period in 2015. Also contributing to the revenue increase during the quarter was $57,200 of sales of DRAGONITE halloysite clay for use in a specialty zeolite application that were not realized during the same period in 2015 and $8,500 of sales of DRAGONITE to two customers for use as an additive in plastic applications. Partially offsetting the increase in revenue during the three months ended June 30, 2016, was the absence of $28,000 in sales of DRAGONITE to a distributor located in Taiwan that occurred in the same period in 2015, and a $12,000 decline in sales of DRAGONITE to a customer for use as a binder in a ceramic application due primarily to a timing difference.

Total operating expenses for the three months ended June 30, 2016 were $2,210,380 compared to $2,869,281 of operating expenses incurred during the same period in 2015, a decrease of $658,901 or 23.0%. The decline in operating costs was driven by primarily by a $707,047 decline in exploration costs and a $180,539 decline in general and administrative expense, partially offset by a $217,036 increase in product costs driven primarily by the effect of the Company’s take-or-pay supply contract for its AMIRON iron oxide, which was not in effect during the same period in 2015.

Production costs incurred during the three months ended June 30, 2016 were $220,970 compared to $3,934 of costs incurred during the same period in 2015, an increase of $217,036 or 55.2%. These costs consist primarily of the direct labor, energy and material expenditures required to produce saleable product. The increase in costs incurred during the quarter ended June 30, 2016 were associated, in large part, to the production of the Company’s AMIRON iron oxide product related to the fulfillment of its take-or-pay supply contract, which was not in effect during the same period in 2015.

Exploration costs incurred during the three months ended June 30, 2016 were $584,150 compared to $1,291,197 of exploration costs incurred during the same period in 2015, a decrease of $707,047 or 54.8%. Exploration costs are associated with the Company’s activities at its Dragon Mine location, excluding costs associated with production. The decline was driven primarily by a $395,402 decrease in wages and wage-related expense due to a reduction in headcount at the Company’s Dragon Mine operation. This reduction in headcount resulted from the planned completion of certain underground exploration activities during the third quarter of 2015. Expenses related to underground development, such as materials and supplies, equipment rental, ground support expense and drilling supplies, declined by $267,175 due to the aforementioned completion of underground development at the Dragon Mine. Professional services expense decreased by $53,500 due to the elimination of geological consulting related to the completion of planned characterization of the Dragon Mine property. Outside lab expenses at the Dragon Mine decreased by approximately $24,400 due to the Company’s decision to establish a lab on-site during the first half of 2015.

General and administrative expenses incurred during the three months ended June 30, 2016 totaled $1,066,927 compared to $1,247,466 of expense incurred during the same period in 2015, a decrease of $180,539, or 14.5%. The Company’s selling and administrative expenses are associated primarily with its New York operations.

The largest component of the Company’s general and administrative expense includes wage, wage-related and equity-based expense. Wage expense for the three months ended June 30, 2016 totaled $432,289, a decline of $27,400 compared to the same period in 2015. This decline was driven by a decline of $68,100 in wages related to staff reductions and of $33,000 related to a reduction in wages of certain employees, partially offset by $74,000 of additional wages related to the hiring of a Director of Sales during the period. Wage-related expense for the three months ended June 30, 2016 increased by approximately $16,000. The increase was related primarily to a $7,500 increase in workers’ compensation expense due to a timing difference in recognizing the expense and a $7,800 increase in employee health care expense.

Equity-based expense totaled $238,064 during the quarter, an increase of $130,404 when compared to the same period in 2015. The increase was driven primarily by an increase in the number of equity-based options outstanding at June 30, 2016 compared to the number outstanding at June 30, 2015. Equity-based compensation expense for employees for the three months ended June 30, 2016 was $162,901, an increase of $87,770 when compared to the similar period in 2015, which was due primarily the payment of equity-based rather than cash bonuses. Equity-based compensation for directors was $75,163 during the three months ended June 30, 2016, an increase of $59,160 when compared to the same period in 2015, which was driven by the directors’ decision to take a larger portion of their compensation in equity-based grants. These increases were partially offset by a decline in equity-based compensation expenses for consultants. Total compensation for the Company’s directors (cash and equity) for the three months ended June 30, 2016 was $125,650, a decline of $4,460 when compared to the same period in 2015.

Expenses associated with professional services totaled $36,538 during the three months ended June 30, 2016, a decline of $148,802 when compared to the same period in 2015. The decrease was driven primarily by a $47,500 reduction in expense related to the utilization of outside legal firms, the elimination of $39,500 of consulting expense related to product development, a $39,700 decline in accounting expenses and the absence of a $24,700 expense related to the valuation of fixed assets incurred during 2015.

Expense incurred for shareholder services totaled $16,400 during the period, a decline of $59,700, driven primarily by a reduction in fees paid for investor relations services. Expenses incurred for property taxes, licenses and fees increased by $37,200 during the period due, in large part, to the timing of the recognition of the expenses.

Operating loss incurred during the three months ended June 30, 2016 was $1,097,913 compared to a loss of $2,803,433 incurred during the same period in 2015, a decrease of $1,705,520 or 60.8%. The decrease in operating loss during the quarter was due to a 1,589.5% increase in revenue and a 23.0% decrease in operating expense. The Company’s performance under its take-or-pay supply agreement during the quarter and its focus on the reduction of non-revenue related operating expense were the primary drivers of the decline in operating loss.

Net loss for the three-month period ending June 30, 2016 was $3,185,359 compared to a loss of $2,728,876 incurred during the same period in 2015, an increase of $456,483, or 16.7%. The increase in net loss was due primarily to a $2,055,619 decline in the gain on revaluation of PIK Note derivative, a $264,246 increase in interest expense due to an increase in the principal amount of the Company Series 2023 and Series A PIK Notes, and selling expense of $15,900 related to the sale of non-core real estate, partially offset by a $1,705,520 increase in operating income, the absence of $145,600 in PIK Note penalty expenses incurred during the three months ended June 30, 2015, and a $27,500 dividend payment received from the Company workers’ comp insurance provider.

Six Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2016	2015	Amount	%

REVENUES	$2,114,095	$228,595	$1,885,500	824.8%

OPERATING EXPENSES:
Production costs	476,670	6,170	470,500	76.3%
Exploration costs	1,111,878	2,618,478	(1,506,600)	(57.5)%
General and administrative	2,250,136	2,429,775	(179,639)	(7.4)%
Depreciation expense	674,420	652,905	21,515	3.3%
Total Operating Expenses	4,513,104	5,707,328	(1,194,224)	(20.9)%

Operating Loss	(2,399,009)	(5,478,733)	(3,079,724)	(56.2)%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,729,261)	(2,121,222)	(608,039)	(28.7)%
Gain on revaluation of PIK Note derivative	1,291,406	1,220,369	71,037	5.8%
Other income (expense)	104,980	(543,755)	648,735	119.3%

Total Other Income (Expense)	(1,332,875)	(1,144,608)	(188,267)	(16.4)%

NET LOSS	$(3,731,884)	$(6,923,341)	$3,191,457	46.1%

Revenue generated during the six months ended June 30, 2016 was $2,114,095, compared to $228,595 of revenue generated during the same period in 2015, an increase of 824.8%. This increase was due primarily to the performance under a take-or-pay supply contract the Company has for its AMIRON iron oxide. During the six months ended June 30, 2016, the take-or-pay supply agreement accounted for $1,864,772 in sales of AMIRON, which did not occur during the same period in 2015. DRAGONITE sold for use in a molecular sieve application increased by $171,600 during the period. These increases were partially offset by the absence of $79,200 in sales of AMIRON to a distributor, the absence of $39,000 in sales of DRAGONITE to an injection molder of plastic components and the absence of $28,500 of sales of DRAGONITE to Taiwan-based distributor.

Total operating expenses for the six months ended June 30, 2016 were $4,513,104 compared to $5,707,328 of operating expenses incurred during the same period in 2015, a decrease of $1,194,224 or 20.9%. The decline in operating costs was driven primarily by a decline of $1,506,600 in explorations costs and a $179,639 decline in general and administrative expense, partially offset by an increase of $470,500 in production costs.

Production costs incurred during the six months ended June 30, 2016 were $476,670 compared to $6,170 of costs incurred during the same period in 2015, an increase of $470,500 or 76.3%. These costs consist primarily of the direct labor, energy and material expenditures required to produce saleable product. The increase in costs incurred during the six months ended June 30, 2016 were associated, in large part, to the production of the Company’s AMIRON iron oxide product related to the fulfillment of its take-or-pay supply contract, which was not in effect during the same period in 2015.

Exploration costs incurred during the six months ended June 30, 2016 were $1,111,878 compared to $2,618,478 incurred during the same period in 2015, a decrease of $1,506,600 or 57.5%. Exploration costs are associated with the Company’s activities at its Dragon Mine location, excluding costs associated with production. The decline was driven primarily by a $856,000 decrease in wages and wage-related expense due to a reduction in headcount at the Company’s Dragon Mine operation. This reduction in headcount resulted from the planned completion of certain underground exploration activities. Expenses related to underground development, such as materials and supplies, equipment rental, ground support expense and drilling supplies, declined by $411,833 due to the aforementioned completion of underground development at the Dragon Mine. Professional and consulting services expense decreased by $208,442 due primarily to the elimination of geological consulting work related to the completion of planned characterization of the Dragon Mine property and the elimination of the use of outside labs for geological testing purposes.

General and administrative expenses incurred during the six months ended June 30, 2016 totaled $2,250,136 compared to $2,429,775 of expense incurred during the same period in 2015, a decrease of $179,639, or 7.4%. The Company’s selling and administrative expenses are associated primarily with its New York operations.

The largest component of the Company’s general and administrative expense includes wage, wage-related and equity-based compensation to employees, directors and consultants. Wages for the six months ended June 30, 2016 totaled $1,076,180, an increase of $156,664 when compared to the same period in 2015. The increase was due primarily to $112,500 in performance bonus payments paid to the Company’s CFO, General Counsel and a third employee that were not paid during 2015, $145,500 in wages paid to two new sales employees who were not employees during the same period in 2015, a $75,000 bonus payment paid to the Company’s CEO during the period that was paid in the fourth quarter of 2014, and $25,000 of wages paid to the Company’s General Counsel during the period that were paid in the fourth quarter of 2014, partially offset by $138,600 of wages not paid to employees during the period who left the Company during 2015 and $62,300 in reductions in wage expense for certain existing employees.

Expense associated with equity grants totaled $365,045 during the period, an increase of $157,197 when compared to the same period in 2015. The increase was driven primarily by an increase in the number of equity-based options outstanding at June 30, 2016 compared to the number outstanding at June 30, 2015. Equity-based compensation expense for employees for the six months ended June 30, 2016 was $229,358, an increase of $64,077 when compared to the same period in 2015, which was due primarily to the payment of equity-based rather than cash-based bonuses. Equity-based compensation expense for directors was $127,747 during the six months ended June 30, 2016, an increase of $95,596 when compared to the same period in 2015, which was driven by the directors’ decision to take a larger portion of their compensation in equity-based grants. Total compensation for the Company’s directors, both equity-based and cash-based, for the six months ended June 30, 2016 was $245,360, a decline of $720 when compared to the same period in 2015. The increases in equity-based compensation expense for both employees and directors were partially offset by a relatively small decline in equity-based compensation expenses for consultants.

Expenses associated with professional services totaled $95,238 during the period, a decline of $221,490. The decline was driven primarily by a $79,800 decrease in fees associated with the utilization of outside legal firms, a $70,800 decline in fees paid to a consulting firm used for product development, a $36,800 decline in fees paid for accounting services due to a reduction in certain regulatory filings and the elimination of $24,700 in expenses related to the valuation of certain of the Company’s fixed assets by a consulting firm during the comparable period in 2015.

Expenses incurred for property taxes, licenses and related fees declined by $26,200 during the period.

Operating loss incurred during the six months ended June 30, 2016 was $2,399,009 compared to a loss of $5,478,733 incurred during the same period in 2015, a decrease of $3,079,724 or 56.2%. The decrease in operating loss during the quarter was due to an 824.8% increase in revenue and a 20.9% decrease in operating expense. The Company’s performance under its take-or-pay supply agreement during late 2015 and its focus on the reduction of certain operating expenses, both at Utah and New York, were the primary drivers of the decline in operating loss.

Net Loss for the six-month period ending June 30, 2016 was $3,731,884 compared to a loss of $6,923,341 incurred during the same period in 2015, a decrease of $3,191,457, or 46.1%. The decline in net loss was due primarily to the $3,079,724, or 56.2%, decline in operating loss, a $541,100 penalty expense related to the Company’s Series A PIK Notes in 2015, a $71,037 increase in gain on revaluation of PIK Note derivative, a $108,400 net gain on the sale of non-core real estate assets and an annual dividend of $27,435 received from the Company workers’ compensation insurance policy. These gains were partially offset by a $608,039 increase in interest expense and sales expense of $32,187 incurred from the sale of the Company’s non-core real estate. The increase in interest expense over the six months ended June 30, 2015 was due to an increase in the outstanding balance of PIK Note over the period. This increase was due to the Company’s decision to pay the interest due on its PIK Notes in additional PIK Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2016, the Company's net loss was $3,731,884 and cash used in operating activities was $1,528,002. At June 30, 2016, the Company had working capital of $1,338,077. The calculation of working capital took into account the following items that reduced working capital but that the Company does not believe that it will have to pay in cash: $919,913 of accrued PIK Note interest, which the Company expects to pay in-kind and $167,841 of payables for which the Company believes it has a statute of limitations defense. Based on the Company’s current cash balance and it cash usage expectations, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months.

Cash used in operating activities during the first six months of 2016 was $1,528,002 compared to $4,731,175 of cash used during the same period in 2015. The primary driver behind the $3,203,173 reduction in cash used by operating activities was the $3,191,457 reduction in the Company’s net loss. As described before, the decrease in net loss was driven primarily by an 824.8% increase in revenue and a 20.9% decrease in operating expenses. The change in operating assets and liabilities partially offset the reduction in cash used by operating activities during the period.

Cash provided by investing activities during 2016 was $432,161 compared to $17,995 used during the same period in 2015. The increase in cash generated by investing activities during the period resulted from $552,944 of proceeds generated from the sale of non-core land owned by the Company in Idaho, partially offset by the purchase of certain capital equipment during the period.

Cash provided by financing activities during 2016 was $1,467,458 compared to $203,440 of cash used during the same period in 2015. On June 24, 2016 the Company raised $1.64 million through the sale of 10,933,333 units at $0.15 per unit. Attached to each unit sold was one share of common stock and a warrant to purchase 0.3 shares of the Company’s common stock. As a result of the sale, the Company issued 10,933,333 shares of common stock and warrants to purchase 3,280,000 shares of common stock at $0.25 per share. The warrants have a term of five years and do not contain a provision that allows for a cashless exercise.

Total assets at June 30, 2016 were $7,757,085 compared to $8,318,112 at December 31, 2015, a decrease of $561,027 due primarily to the sale of assets held for sale, the depreciation of property, plant and equipment and a reduction in prepaid assets, partially offset by an increase in cash from the Company’s recent capital raise and an increase in accounts receivable resulting from the Company’s performance under its take-or-pay supply contract. Total liabilities were $25,102,651 at June 30, 2016, compared to $24,057,762 at December 31, 2015. The increase in liabilities was driven primarily by the increase in the outstanding balances of the Series 2023 and Series A PIK Notes.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and other entities that have, or are likely to have, a current or future effect on our financial condition or changes in our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

The following table summarizes our contractual obligations as of June 30, 2016 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$78,783	$78,783	$	- 0 -
Total	$78,783	$78,783	$	- 0 -

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2016, the Company entered into investment agreements for the sale of Units at $.15 per Unit. Each Unit consisted of one share of Common Stock and one five-year warrant to purchase 0.3 share of Common Stock. 3.33 Warrants can be exercised to acquire one whole share of Common Stock for $0.25.

A total of 10,933,333 Units were sold in the offering for an aggregate of $1,640,000. There were 15 purchasers of the Units. The purchasers included John Levy and Robert Betz, directors of the Company, each of whom invested $50,000, and three funds managed by David Taft, a director of the Company. The funds invested a total of $200,000.

In connection with the Offering, the Company entered into registration rights agreements with each of the purchasers.

The Company, has an option to acquire the warrants; provided, that, the following conditions are met: (a) the average VWAP for the 20 consecutive trading days immediately preceding the date on which the call notice is given is equal or greater than $.60 and (b) a registration statement covering the resale of shares issuable upon exercise of the warrants is effective.

The sale of the unit was exempt under Section 4(2) of the Securities Act of 1933

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this Form 10-Q.

ITEM 5.     OTHER INFORMATION

The 2016 Annual Meeting of Shareholders will be held on December 7, 2016.

ITEM 6.     EXHIBITS

(a)     Exhibits.

The following exhibits are included in this report:

Exhibit Number	Description of Exhibit
10.1	2016 Long-Term Incentive Plan

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

APPLIED MINERALS, INC.

Dated: August 15, 2016	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 15, 2016	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer