Form 10-Q
period 2016-09-30
Applied Minerals, Inc.
filed 2016-11-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

110 Greene Street – Suite 1101, New York, NY	10012
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	X	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2016 was 108,613,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

THIRD QUARTER 2016 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,650,637	$1,803,131
Accounts receivable	398,727	176,205
Deposits and prepaid expenses	70,810	322,922
Other current receivables	- 0 -	94,647
Total Current Assets	2,120,174	2,396,905

Property and Equipment, net	4,382,259	5,206,825

Other Assets
Deposits	269,413	269,202
Assets Held for Sale	1,000	445,180
Total Other Assets	270,413	714,382

TOTAL ASSETS	$6,772,846	$8,318,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,703,688	$1,623,152
Current portion of notes payable	22,307	210,429
Total Current Liabilities	1,725,995	1,833,581

Long-Term Liabilities
Long-term portion of notes payable	16,886	33,688
PIK Notes payable, net of $15,918,016 and $17,572,885 debt discount, respectively	21,114,470	17,051,636
PIK Note derivative	2,883,148	5,138,857
Total Long-Term Liabilities	24,014,504	22,224,181

Total Liabilities	25,740,499	24,057,762

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 108,613,549 and 97,144,736 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	108,614	97,145
Additional paid-in capital	68,404,879	66,106,631
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(67,471,650)	(61,933,930)
Total Stockholders’ Deficit	(18,967,653)	(15,739,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,772,846	$8,318,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$975,328	$43,293	$3,089,422	$271,888

OPERATING EXPENSES:
Production costs	539,951	0	1,572,795	0
Exploration costs	270,700	977,164	821,814	3,601,812
General and administrative	977,716	1,155,016	3,227,852	3,584,791
Depreciation expense	340,165	326,931	1,014,585	979,836
Total Operating Expenses	2,128,532	2,459,111	6,637,046	8,166,439

Operating Loss	(1,153,204)	(2,415,818)	(3,547,624)	(7,894,551)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,792,412)	(1,169,425)	(4,521,672)	(3,290,647)
Gain on revaluation of PIK Note derivative	1,134,149	5,378,339	2,425,555	6,598,708
Other income (expense)	1,042	(140)	106,021	(543,895)
Total Other Income (Expense)	(657,221)	4,208,774	(1,990,096)	2,764,166

Net (Loss) Income	$(1,810,425)	$1,792,956	$(5,537,720)	$(5,130,385)

Net (Loss) Income Per Share (Basic and Diluted)	$(0.02)	$0.02	$(0.05)	$(0.05)

Weighted Average Shares Outstanding (Basic and Diluted)	108,482,042	96,482,321	101,231,559	95,795,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holder's
	Shares	Amount	Capital	Stage	Stage	Deficit

Balance, December 31, 2015	97,144,736	$97,145	$66,106,631	$(20,009,496)	$(61,933,930)	$(15,739,650)

Shares issued for directors fees and other services	203,980	204	53,710	- 0 -	- 0 -	53,914

Shares issued to employees for compensation	331,494	332	57,416	- 0 -	- 0 -	57,748

Shares issued in private placement	10,933,339	10,933	1,629,067	- 0 -	- 0 -	1,640,000

Stock-based compensation expense	- 0 -	- 0 -	558,055	- 0 -	- 0 -	558,055

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(5,537,720)	(5,537,720)

Balance, September 30, 2016	108,613,549	$108,614	$68,404,879	$(20,009,496)	$(67,471,650)	$(18,967,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(5,537,720)	$(5,130,385)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	1,014,585	979,836
Amortization of discount - PIK Notes	1,824,715	845,709
Amortization of deferred financing costs	5,625	5,625
Issuance of PIK Notes in payment of interest	2,402,340	2,178,990
Stock issued for director fees and other services	53,914	290,186
Stock-based compensation expense for consultants and directors	558,055	301,348
Stock issued for employee compensation	57,748	- 0 -
Shares issued for liquidated damages	- 0 -	541,011
(Gain) loss on revaluation of PIK Note derivative	(2,425,555)	(6,598,708)
Gain on sale of property	(108,764)	- 0 -
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(222,522)	75,814
Other current receivables	94,647	- 0 -
Deposits and prepaids	251,901	204,352
Increase (Decrease) in:
Accounts payable and accrued liabilities	80,536	(429,156)
Net cash used in operating activities	(1,950,495)	(6,735,378)

Cash Flows From Investing Activities:
Sale of property	552,944	- 0 -
Purchases of property and equipment	(190,019)	(17,995)
Net cash provided by (used in) investing activities	362,925	(17,995)

Cash Flows From Financing Activities:
Payments on notes payable	(204,924)	(238,248)
Proceeds from sale of common stock	1,640,000	- 0 -
Net cash provided by (used in) financing activities	1,435,076	(238,248)

Net change in cash and cash equivalents	(152,494)	(6,991,621)

Cash and cash equivalents at beginning of period	1,803,131	10,701,666

Cash and cash equivalents at end of period	$1,650,637	$3,710,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016		2015

Cash Paid For:
Interest		$4,647		$6,914
Income Taxes		$430	$	- 0 -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of Land from Property and Equipment Net to Asset Held for Sale	$	- 0 -		$445,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of Applied Minerals, Inc. ("Applied Minerals" or "the Company" or "we") and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2015, included in the Company's Annual Report filed on Form 10-K for such year. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 – DESCRIPTION OF BUSINESS

Applied Minerals is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. Since December, 2015, the great majority of the Company’s revenue has been related to an 18-month take-or-pay agreement for the sale of AMIRON. Additionally, the Company is currently in various phases of commercial scale trials involving its AMIRON and DRAGONITE products for use in a number of markets.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

NOTE 3 – LIQUIDITY

The Company has a history of recurring losses from operations and use of cash in operating activities. For the nine months ended September 30, 2016, the Company's net loss was $5,537,720 and cash used in operating activities was $1,950,495. At September 30, 2016, the Company had working capital of $394,179, which takes into account $1,164,899 of accrued PIK Note interest, which the Company expects to pay in-kind and $167,841 of payables for which the Company believes it has a statute of limitations defense.

On June 27, 2016, the Company raised $1.64 million through the sale of 10,933,333 units at $0.15 per unit. Each unit consisted of one share of common stock and three-tenths of a warrant to purchase the Company’s common stock. As a result of the sale, the Company issued 10,933,333 shares of common stock and warrants to purchase 3,283,283 shares of common stock at $0.25 per share. The warrants have a term of five years and do not contain a provision that allows for a cashless exercise.

Based on the Company's current cash balance at September 30, 2016, its expected revenue and its cash usage expectations, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months. Revenue for the three and nine months ended September 30, 2016 included $857,056 and $2,721,828, representing approximately 88% of revenue during each period, from the sale of AMIRON iron oxide under a take-or-pay supply agreement with one customer entered into on November 2, 2015 which the Company expects to complete by June 2017.

NOTE 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company

From 1997 through 2008, the Company’s sole source of revenue and income was derived from its contract mining business through which it provided shaft sinking, underground mine development and mine labor services. At December 31, 2008, the Company discontinued its contract mining efforts due to economic conditions and the desire to concentrate its efforts on the commercialization of the halloysite clay deposit at the Dragon Mine. Effective January 1, 2009, the Company was, and still is, classified as an exploration company as the existence of proven or probable reserves have not been demonstrated. Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with SEC guidance and rules.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its inactive subsidiary in northern Idaho.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. In these condensed consolidated financial statements, the PIK Note derivative liability, stock compensation and the assessment of the possible impairment of long-lived assets involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a term of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceeds FDIC limits, with major financial institutions located in the United States with a high credit rating.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at September 30, 2016 and 2015.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows:

	Estimated
	Useful Life (in years)
Building and Building Improvements	5	-	40
Mining equipment	2	-	7
Office and shop furniture and equipment	3	-	7
Vehicles		5

Depreciation expense for the three months ended September 30, 2016 and 2015 totaled $340,165 and $326,931, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 totaled $1,014,585 and $979,836, respectively. The Company currently does not capitalize any amounts to its mineral resources and therefore does not have any depletion expense but we have depletion expense for tax purposes.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2016	December 31, 2015

Financial instruments:
Series 2023 PIK Note Derivative	$-0-	$-0-	$197,873	$197,873	$262,764
Series A PIK Note Derivative	$-0-	$-0-	$2,685,275	$2,685,275	$4,876,093

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2015	$5,138,857
Additions related to the issuance of PIK Notes	169,846
Net unrealized gains included in net (loss)	(2,425,555)

Balance at September 30, 2016	$2,883,148

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at September 30, 2016 and December 31, 2015 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK Notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $24,653,831 and $21,789,259, respectively, at September 30, 2016 and December 31, 2015 based on Level 2 inputs.

For the Company's PIK Note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.15	$0.28
Exercise price	$1.28	$1.36
Term (years)	6.83	7.58
Dividend yield	$-0-	$-0-
Expected volatility	89.0%	72.9%
Risk-free interest rate	1.40%	2.12%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.15	$0.28
Exercise price	$0.83	$0.92
Term (years)	6.83	7.58
Dividend yield	$-0-	$-0-
Expected volatility	89.0%	72.9%
Risk-free interest rate	1.40%	2.12%

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

The Company follows the provision of ASC Topic 740-10, “Income Taxes”, relating to recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. This guidance provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of September 30, 2016, no amounts are included in the financial statements for unrecognized tax benefits.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period.

Per share data

Loss per share for the three months ended September 30, 2016 and 2015, respectively, is calculated based on 108,482,042 and 96,482,321 weighted average outstanding shares of common stock. Loss per share for the nine months ended September 30, 2016 and 2015, respectively, is calculated based on 101,231,559 and 95,795,668 weighted average outstanding shares of common stock.

At September 30, 2016 and 2015, respectively, the Company had outstanding options and warrants to purchase 25,314,940 and 18,900,062 shares of Company common stock, and had notes payable which were convertible into 38,676,225 and 32,037,587 shares, respectively, of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for fiscal years and interim period within those years beginning after December 15, 2016, the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, which addresses eight specific cash flow issues, including presentation of debt prepayments or debt extinguishment costs, with the objective of reducing the existing diversity in practice. For public entities, the new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including an adoption in an interim period, with a required retrospective application to each period presented. The Company is currently evaluating this new standard to determine the potential impact to its financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, with an objective to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Effective January 1, 2016, the Company adopted ASU No. 2015-03 on a retrospective basis, which did not have material effect on its financial statemenmts.

Comparative Information

We have reclassified certain prior year information to conform with the current year's presentation.

NOTE 5 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of September 30, 2016 and December 31, 2015.

NOTE 6 - NOTES PAYABLE

Notes payable at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015

Note payable for mining equipment, payable $950 monthly, including interest (a)	$ - 0 -	$3,714
Note payable for equipment, payable $1,339 monthly, including interest (b)	31,652	42,235
Note payable for mine site vehicle, payable $628 monthly (c)	7,541	13,196
Note payable to an insurance company, payable $9,055 monthly, including interest (d)	- 0 -	60,953
Note payable to an insurance company, payable $18,609 monthly, including interest (e)	- 0 -	124,019
	39,193	244,117
Less: Current Portion	(22,307)	(210,429)
Notes Payable, Long-Term Portion	$16,886	$33,688

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

(d)	The Company signed a note payable with an insurance company dated October 21, 2015 for liability insurance, due in monthly installments, including interest at 11.845%.

(e)	The Company signed a note payable with an insurance company dated October 17, 2015 for liability insurance, due in monthly installments, including interest at 3.0%.

The following is a schedule of the principal maturities on these notes as of September 30, 2016:

October 2016 - September 2017	$22,307
October 2017 - September 2018	15,533
October 2018 - September 2019	1,333
Total Notes Payable	$39,193

During the three and nine months ended September 30, 2016, the Company's interest payments related to these notes totaled $443 and $4,647, respectively. During the three and nine months ended September 30, 2015, the Company's interest payments related to these notes totaled $940 and $6,894, respectively.

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

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/down-round protection	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model

As of September 30, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,071,008	$22,977,103	$37,048,111
Less: Discount	(1,761,939)	(14,156,077)	(15,918,016)
Less: Deferred Financing Cost	(5,755)	(9,870)	(15,625)
PIK Note Payable, Net	$12,303,314	$8,811,156	$21,114,470

PIK Note Derivative Liability	$197,873	$2,685,275	$2,883,148

As of December 31, 2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$12,762,816	$21,882,955	$34,645,771
Less: Discount	(1,854,894)	(15,717,991)	(17,572,885)
Less: Deferred Financing Cost	(7,828)	(13,422)	(21,250)
PIK Note Payable, Net	$10,900,094	$6,151,542	$17,051,636

PIK Note Derivative Liability	$262,764	$4,876,093	$5,138,857

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

●

Exercise Price- initially $0.92 per share and will be (i) adjusted from time to time pursuant anti-dilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option. The current exercise price is $0.83.

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

●	Extension Option - The Company can elect an Extension Option, whereby the maturity is extended by one year (see Maturity definition), but with a reduction in exercise price by $0.10.
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

In May, 2015, November, 2015 and May, 2016, the Company issued $992,424, $1,042,045, and $1,094,148, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

At September 30, 2016, the fair value of the Series A PIK Note Derivative was estimated to be $2,685,275, which includes the value of the additional PIK Notes issued in May, 2015, November 2015, and May, 2016 for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $6,527,010 from the November 3, 2014 inception date.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible PIK Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such interest notes. The Company can also elect to pay interest in cash. In February, 2014, August, 2014, February, 2015, August, 2015, February, 2016 and August, 2016, the Company issued $525,000, $551,250, $578,812, $607,753, $638,141, and $670,050, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments; these anti-dilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes in November, 2014 and further reduced it to $1.28 after the issuance of $1.64 million of units in June, 2016. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes. The holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of September 30, 2016, the Company was in compliance with the covenants.

At September 30, 2016, the fair value of the PIK Note Derivative was estimated to be $197,873, which includes the value of the additional PIK Notes issued in August 2016, February 2016, August 2015, February 2015, August 2014 and February 2014 for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $1,857,127 from the August 2, 2013 inception date.

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At September 30, 2016 and December 31, 2015, no shares of preferred stock were outstanding.

Common Stock

On November 20, 2012, stockholders of the Company approved to increase the authorized shares of common stock from 120,000,000 to 200,000,000 shares, $0.001 par value per share. At September 30, 2016 and December 31, 2015, 108,613,549 and 97,144,736 shares were issued and outstanding, respectively.

During the nine months ended September 30, 2016, the Company issued a total of 203,980 shares of common stock valued at $53,914 to directors and consultants as payments of fees. An additional 331,494 shares were issued to employees in lieu of cash compensation.

During the nine months ended September 30, 2016, the Company issued 10,933,339 shares of common stock valued at $1,640,000 as part of a private placement.

NOTE 9 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at September 30, 2016 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.15	461,340	4.58	$1.15
$0.25	3,283,283	4.75	$0.25
	3,744,623	4.73	$0.36

No warrants were issued during 2015. The intrinsic value of the outstanding warrants at September 30, 2016 was $0.

Outstanding Stock Options

On November 20, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (“STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based. Under the LTIP, 8,900,000 shares are authorized for issuance. The STIP does not refer to a particular number of shares under the LTIP, but would use the shares authorized in the LTIP for issuance under the STIP. On May 11, 2016, the Board of Directors approved the adoption of the 2016 Long-Term Incentive Plan (“2016 LTIP”). Under the 2016 LTIP 2,000,000 shares are authorized for issuance. The CEO, the CFO, and named executive officers, and directors, among others are eligible to participate in the LTIP, STIP and 2016 LTIP. Prior to the adoption of the LTIP, STIP and 2016 LTIP, stock options were granted under individual arrangements between the Company and the grantees, and approved by the Board of Directors.

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

The significant assumptions relating to the valuation of the Company's options issued during the three months ended September 30, 2016 and 2015 were as follows on a weighted average basis:

	2016	2015
Dividend Yield	0%	0%
Expected Life (years)	5.0	5.35
Expected Volatility	65.5%	65.5%
Risk Free Interest Rate	1.20%	1.84%

A summary of the status and changes of the options granted under stock option plans and other agreements for the nine months ended September 30, 2016 is as follows:

		Weighted	Weighted
		Average	Average Remaining
	Shares	Exercise Price	Contractual Life *

Outstanding at beginning of period	18,048,827	$1.00	5.12
Issued	3,521,488	0.25	4.62
Exercised	- 0 -	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -	- 0 -
Outstanding at end of period	21,570,315	$0.87	4.78
Exercisable at end of period	20,159,472	$0.90	4.55

* Measured in years

During the nine months ended September 30, 2016, the Company granted 3,521,488 options to purchase the Company’s common stock with a weighted average exercise price of $0.25 and the following vesting schedule.

Vesting Information
Shares	Frequency	Begin Date	End Date

250,000	Quarterly	01/01/2016	10/01/2016
158,206	Immediately	01/05/2016	01/05/2016
43,885	Immediately	01/06/2016	01/06/2016
32,415	Immediately	01/09/2016	01/09/2016
81,522	Annually	01/19/2017	01/19/2018
81,395	Annually	01/27/2017	01/27/2018
80,000	Annually	01/28/2017	01/28/2018
144,815	Annually	01/29/2017	01/29/2018
35,595	Annually	02/01/2017	02/01/2018
1,763,655	Immediately	05/11/2016	05/11/2016
350,000	Immediately	08/01/2016	08/01/2016
500,000	Monthly	08/15/2016	07/15/2016

The weighted-average grant-date fair value of options granted during the first three quarters of 2016 was $0.197.

Compensation expense of $145,832 and $93,750 has been recognized for the vested options for the three months ended September 30, 2016 and 2015, respectively, and $558,055 and $301,597 for the nine months ended September 30, 2016 and 2015, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2016 was $0. At September 30, 2016, $206,638 of unamortized compensation expense for unvested options are expected to be recognized over the next 1.02 years on a weighted average basis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes our contractual obligations as of September 30, 2016 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$39,392	$39,392	$	- 0 -
Total	$39,392	$39,392	$	- 0 -

Contingencies

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of September 30, 2016, there is no pending or threatened litigation, which we may become involved in or subject. Routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business could have a material adverse effect on our financial condition, cash flows or results of operations.

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

Overview

Applied Minerals, Inc. (the “Company” or “we” or “us”) is focused primarily on (i) the development, marketing and sale of our halloysite clay-based DRAGONITE™ line of products for use in advanced applications such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, catalysts, controlled release carriers for paints and coatings, strength reinforcement additives for cement, concrete, mortars and grouts, advanced ceramics, rheology additives for drilling fluids, environmental remediation media, and carriers of agricultural agents and (ii) the development, marketing and sale of our AMIRON™ line of iron oxide products for pigmentary and technical applications. Halloysite is an aluminosilicate with a tubular structure that provides functionality for a number of applications. Iron oxides are inorganic compounds that are widely used as pigments in paints, coatings and colored concrete.

The Company owns the Dragon Mine, which has significant deposits of high-quality halloysite clay and iron oxide. The 267-acre property is located in southwestern Utah and its resource was mined for halloysite on a large-scale, commercial basis between 1949 and 1976 for use as a petroleum cracking catalyst. The mine was idle until 2001 when the Company leased it to initially develop its halloysite resource for advanced, high-value applications. We purchased 100% of the property in 2005. After further geological characterization of the mine, the Company identified a high-purity, natural iron oxide resource that it has commercialized to supply certain pigmentary and technical markets.

The Company has a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications that is currently dedicated to the processing of its AMIRON product. The Company has a smaller processing facility with a capacity of 5,000 – 10,000 tons per annum that is currently dedicated to its halloysite resource. The Company believes it can increase its halloysite production capacity to meet an increase in demand through (i) an expansion of our on-site production capacity through a relatively modest capital investment and (ii) the use of a manufacturing tolling agreement.

In late 2015, the Company entered into a $5 million take-or-pay supply agreement for its AMIRON product. The $5 million portion of the take-or-pay agreement is expected to be completed by June, 2017. In late 2015 the Company began selling DRAGONITE to a manufacturer of molecular sieves. In July, 2016 the Company received an order for 5 tons of DRAGONITE from another leading molecular sieve manufacturer, which is carrying out a commercial-scale trial of a halloysite-based molecular sieve product. The Company is involved in a number of advanced-stage product development projects with customers that operate within industries that include, but are not limited to, catalysts and oilfield services. The Company has engaged leading special material distribution organizations, HORN, Brandt Technologies and KODA Distribution Group for the U.S. and Fimatec LTD for Korea. In May, 2016, the Company’s Board of Directors established an Operations Committee to which it appointed Mario Concha, Robert Betz and Andre Zeitoun. The purpose of the Operations Committee is to advise the Company’s management team on how best to execute its operations, marketing and sales strategies.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2015. There have been no material changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2016 compared to the disclosures on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 4 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2016	2015	Amount	%

REVENUES	$975,328	$43,293	$932,035	2,152.9%

OPERATING EXPENSES:
Production costs	539,951	0	539,951	-
Exploration costs	270,700	977,164	(706,464)	(72.3)%
General and administrative	977,716	1,155,016	(177,300)	(15.4)%
Depreciation expense	340,165	326,931	13,234	4.1%
Total Operating Expenses	2,128,532	2,459,111	(330,579)	(13.4)%

Operating Loss	(1,153,204)	(2,415,818)	1,262,614	(52.3)%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,792,412)	(1,169,425)	(622,987)	53.3%
(Loss) gain on revaluation of PIK Note derivative	1,134,149	5,378,339	(4,244,190)	(78.9)%
Other income (expense)	1,042	(140)	1,182	(844.3)%

Total Other Income (Expense)	(657,221)	4,208,774	(4,865,995)	(115.6)%

NET LOSS	$(1,810,425)	$1,792,956	$(3,603,381)	(201.0)%

Revenue generated during the three months ended September 30, 2016 was $975,328, an increase of $932,035, or 2,152.9%, when compared to the same period in 2015. This increase was due, in large part, to the sale of AMIRON iron oxide through a take-or-pay supply agreement entered into by the Company on November 2, 2015. During the three months ended September 30, 2016, the Company, through the take-or-pay supply agreement, generated $857,056 of revenue. This agreement did not exist during the same period in 2015. Also contributing to the revenue increase during the quarter was $73,700 of sales of DRAGONITE halloysite clay to two customers for use by one in a specialty zeolite and the other in a molecular sieve application. Sales to these two customers were not realized during the same period in 2015.

Total operating expenses for the three months ended September 30, 2016 were $2,128,532 compared to $2,415,818 of operating expenses incurred during the same period in 2015, a decrease of $330,579 or 13.4%. The decline in operating costs was driven by primarily by a $706,464 decline in exploration costs and a $177,300 decline in general and administrative expense, partially offset primarily by a $539,951 increase in production costs.

Production costs include those operating expenses which management believes are directly related to the mining and processing of the Company’s iron oxide and halloysite minerals, which result in the production of its AMIRON and DRAGONITE products for commercial sale. Production costs include, but are not limited to, wages and benefits of employees who mine material and who work in the Company’s milling operations, energy costs associated with the operation of the Company’s two mills, the cost of mining and milling supplies and the cost of the maintenance and repair of the Company’s mining and milling equipment. Wages and energy are the two largest components of the Company’s production costs.

During the fourth calendar quarter of 2015, the Company began supplying its DRAGONITE halloysite product to a leading global specialty chemicals company for use in a specialty zeolite application. Also during the fourth calendar quarter of 2015, the Company entered into a 5-year take-or-pay supply agreement for its AMIRON technical grade iron oxide. The expenses directly associated with the fulfillment of these supply arrangements are reflected in production costs accrued during the three and nine months ended September 30, 2016. Production costs were minimal during the three and nine months of 2015 as the Company was focused primarily on exploration activities at the Dragon Mine in preparation of entering into commercial supply agreements.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2016 were $270,700 compared to $977,164 of costs incurred during the same period in 2015, a decrease of $706,464 or 72.3%. The decline in exploration costs during the period was driven, in large part, by a shift in the allocation of employees from exploration to production activities. The level of the Company’s exploration activities was curtailed during the second calendar quarter of 2015, which resulted in a reduction in headcount at the Dragon Mine. During the three months ended September 2015, the Company continued operating at a reduced level of exploration activity and then shifted most of its employees to production related activities during the fourth calendar quarter of 2015 to commence the fulfillment of the two commercial supply agreements into which it had entered. The reduction in exploration costs realized during the period was also the result of a shift in the allocation of certain energy and maintenance expense to production costs during the period.

General and administrative expenses incurred during the three months ended September 30, 2016 totaled $977,716 compared to $1,155,016 of expense incurred during the same period in 2015, a decrease of $177,300, or 15.4%. The Company’s general and administrative expenses are associated with its New York operations.

The largest component of the Company’s general and administrative expense includes wages, wage-related expense and expense related to the issuance of stock options to employees and consultants. Wage expense for the three months ended September 30, 2016 totaled $388,769, a decline of $81,273 compared to the same period in 2015. The decline was driven by a decline of $39,743 in wages related to staff reductions and a decline of $41,530 related to a reduction in wages of certain officers. Compensation expense related to the issuance of options to employees and consultants was $68,452 during the three months ended September 30, 2016, a decrease of $6,389 when compared to the same period in 2015. The decrease was due to a reduction in the value of options granted to employees and consultants during the period.

Director expense for the three months ended September 30, 2016 totaled $82,696, a decrease of $5,230. Director expense includes cash, stock grants and grants of options to purchase shares of common stock paid to the Company’s directors for services provided. For the three months ended September 30, 2016, director expense includes $26,341 of expense related to a stock grant that ought to have been expensed during the three months ended March 31, 2016. Excluding this adjustment director expense would have declined by $31,571 during the current quarter. This decline in expense was due primarily to the directors’ decision to set the exercise price of the options granted to them at the higher of $.25 or the market price at the date of grant and calculated the number of options by dividing the dollar amount of the fee payable to the directors by the higher of $.25 or the Black Scholes value.

Expenses associated with professional services totaled $51,875 during the three months ended September 30, 2016, a decline of $93,080 when compared to the same period in 2015. The decline was driven primarily by a $51,025 decline in fees to outside legal firms and the elimination of the use of certain business development consultants, which cost $46,500 during the same period in 2015. These decreases were partially offset by a small increase in the cost of the use of outside tax services.

For the three months ended September 30, 2016, the Company’s travel, lodging and related expenses totaled $41,032, a decline of $44,565 compared to the same period in 2015. This reduction was driven by management’s decision to focus its marketing-related travel on those opportunities that are most likely to be sources of revenue for the Company. Management will continue to spending on travel and lodging in a strategic manner.

The Company’s spending on shareholder services for the three months ended September 30, 2016 totaled $25,452, a decline of $40,603 when compared to the same period in 2015. The decline was driven primarily by a reduction in spending on services for investor relations. The Company also realized savings of approximately $20,000 during the quarter related to miscellaneous spending.

The above reduction in expenses, realized during the three months ended September 30, 2016, were partially offset by $122,906 of commissions paid to an employee for AMIRON iron oxide sales realized between September 1, 2015 and August 31, 2016. This commission arrangement will no longer be in effect beginning the fourth calendar quarter of 2016.

Operating loss incurred during the three months ended September 30, 2016 was $1,153,204 compared to a loss of $2,415,818 incurred during the same period in 2015, a decrease of $1,262,614 or 52.3%. The decrease in operating loss during the quarter was due to a 2,152.9% increase in revenue and a 13.4% decrease in operating expense. The Company’s execution of a take-or-pay supply agreement during the quarter and its focus on the reduction of non-revenue related operating expense were the primary drivers of the decline in operating loss.

Net Loss for the three-month period ending September 30, 2016 was $1,810,425 compared to net income of $1,792,956 incurred during the same period in 2015, a decrease of $3,603,381. The decrease in net income was due primarily to the $4,865,995 decline in total other income. The decline in total other income was driven by a $4,244,190 decline in the gain on revaluation of PIK Note derivative due to a smaller decline in the Company’s stock price and its impact on the calculation of revaluation during the period and a $622,987 increase in interest expense due to an increase in the principal amount of the Company Series 2023 and Series A PIK Notes, which has resulted from the payment of interest in additional PIK Notes.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2016	2015	Amount	%

REVENUES	$3,089,422	$271,888	$2,817,534	1,036.3%

OPERATING EXPENSES:
Production costs	1,572,795	0	1,572,795	n/a
Exploration costs	821,814	3,598,672	(2,776,858)	(77.2)%
General and administrative	3,227,852	3,587,931	(360,079)	(10.0)%
Depreciation expense	1,014,585	979,836	34,749	3.6%
Total Operating Expenses	6,637,046	8,166,439	(1,529,393)	(18.7)%

Operating Loss	(3,547,624)	(7,894,551)	4,346,927	(55.1)%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(4,521,672)	(3,290,647)	(1,231,025)	37.4%
(Loss) gain on revaluation of PIK Note derivative	2,425,555	6,598,708	(4,173,153)	(63.2)%
Other income (expense)	106,021	(543,895)	649,916	(119.5)%

Total Other Income (Expense)	(1,990,096)	2,764,166	(4,754,262)	(172.0)%

NET LOSS	$(5,537,720)	$(5,130,385)	$(407,335)	7.9%

Revenue generated during the nine months ended September 30, 2016 was $3,089,422, compared to $271,888 of revenue generated during the same period in 2015, an increase of 1,036.3%. This increase was due, in large part, to the sale of AMIRON iron oxide through a take-or-pay supply agreement entered into by the Company on November 2, 2015. During the nine months ended September 30, 2016, the Company, through the take-or-pay supply agreement, generated $2,721,828 of revenue. This agreement did not exist during the same period in 2015. Also contributing to the revenue increase during the period was $245,300 of sales of DRAGONITE halloysite clay to two customers for use by one in a specialty zeolite and the other in a molecular sieve application. Sales to these two customers were not realized during the same period in 2015. These increases in revenue realized during the nine months ended September 30, 2016 were partially offset by the absence of $79,000 in sales of AMIRON for use in pigment applications, the elimination of $38,673 of sales of DRAGONITE for use as nucleating agent for a company which provides contract injection molding services, and the elimination of $28,050 of sales of DRAGONITE to a distributor in Asia.

Total operating expenses for the nine months ended September 30, 2016 were $6,637,046 compared to $8,166,439 of operating expenses incurred during the same period in 2015, a decrease of $1,529,393 or 18.7%. The decline in operating costs was driven by primarily by a $2,776,858 decline in exploration costs and a $363,079 decline in general and administrative expense, partially offset primarily by a $1,572,795 increase in production costs.

Production costs include those operating expenses which management believes are directly related to the mining and manufacturing of the Company’s iron oxide and halloysite resources, which result in the production of its AMIRON and DRAGONITE products for commercial sale. Production costs include, but are not limited to, wages and benefits of employees who mine material and who work in the Company’s milling operations, energy costs associated with the operation of the Company’s two mills, the cost of mining and milling supplies and the cost of the maintenance and repair of the Company’s mining and milling equipment. Wages and energy are the two largest components of the Company’s production costs.

During the fourth calendar quarter of 2015, the Company began supplying its DRAGONITE halloysite product to a leading global specialty chemicals company for use in a specialty zeolite application. Also during the fourth calendar quarter of 2015, the Company entered into a 5-year take-or-pay supply agreement for its AMIRON technical grade iron oxide. The expenses directly associated with the fulfillment of these supply arrangements are reflected in production costs accrued during the three and nine months ended September 30, 2016. Production costs were minimal during the three and nine months of 2015 as the Company was focused primarily on exploration activities at the Dragon Mine in preparation of entering into commercial supply agreements.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the nine months ended September 30, 2016 were $821,814 compared to $3,598,672 of costs incurred during the same period in 2015, a decrease of $2,776,858 or 77.2%. The decline in exploration costs during the period was driven, in large part, by a shift in the allocation of employees from exploration to production activities. The level of the Company’s exploration activities was curtailed during the second calendar quarter of 2015, which resulted in a reduction in headcount at the Dragon Mine. During the third calendar quarter of 2015, the Company continued operating at a reduced level of exploration activity and then shifted most of its employees to production related activities during the fourth calendar quarter of 2015 to commence the fulfillment of the two commercial supply agreements into which it had entered. The reduction in exploration costs realized during the period was also the result of a shift in the allocation of certain energy and maintenance expense to production costs during the period.

General and administrative expenses incurred during the nine months ended September 30, 2016 totaled $3,227,852 compared to $3,587,931of expense incurred during the same period in 2015, a decrease of $360,079, or 10.0%. The Company’s selling and administrative expenses are associated primarily with its New York operations.

The largest component of the Company’s general and administrative expense includes wage, wage-related and equity-based compensation to employees and consultants. Wages for the nine months ended September 30, 2016 totaled $1,464,949, an increase of $81,390 when compared to the same period in 2015. The increase was due primarily to $112,500 in performance bonus payments paid to the Company’s CFO, General Counsel and a third employee for performance goals achieved during 2015 that were not paid during 2015, $145,500 in wages paid to two new employees who were not employees during the same period in 2015, a $75,000 bonus payment paid to the Company’s CEO during the period that was paid in the fourth quarter of 2014, and $25,000 of wages paid to the Company’s General Counsel during the period that were paid in the fourth quarter of 2014, partially offset by $178,300 of wages not paid to employees during the period who left the Company during 2015 and $98,300 in reductions in wage expense for certain existing employees.

Compensation expense related to the issuance of options to employees and consultants was $305,346 for the nine months ended September 30, 2016, an increase of $55,057 when compared to the same period in 2015. The increase was due to certain employees taking a larger portion of their compensation in options to purchase common stock and the payment of bonuses to certain employees in the form of options to purchase common stock rather than in the form of cash.

Director expense for the nine months ended September 30, 2016 totaled $347,746 a decrease of $2,693. Director expense includes cash, stock grants and grants of options to purchase shares of common stock paid to the Company’s directors for services provided. The decline is related primarily to the directors’ decisions to set the exercise price of the options granted to them at the higher of $.25 or the market price at the date of grant and calculated the number of options by dividing the dollar amount of the fee payable to the directors by the higher of $.25 or the Black Scholes value.

Expenses associated with professional services totaled $147,113 during the nine months ended September 30, 2016, a decline of $304,569 when compared to the same period in 2015. The decline was driven primarily by a $130,848 decline in fees to outside legal firms, a $117,391 reduction in payments to certain business and product development consultants, and a $31,845 decline in fees paid for outside accounting services.

For the nine months ended September 30, 2016, the Company’s travel, lodging and related expenses totaled $188,610, a decline of $52,238 compared to the same period in 2015. This reduction was driven by management’s decision to focus its travel on those potential customers who are most likely to be sources of revenue for the Company. Management will continue to spending on travel and lodging in a strategic manner.

The Company’s spending on shareholder services for the nine months ended September 30, 2016 totaled $65,435, a decline of $186,565 when compared to the same period in 2015. The decline was driven primarily by a reduction in spending on services for investor relations. The Company also realized savings of approximately $58,800 during the quarter related to taxes and licenses.

The above reduction in expenses, realized during the nine months ended September 30, 2016, were partially offset by $122,906 of commissions paid to an employee for sales AMIRON iron oxide achieved between September 1, 2015 and August 31, 2016. This commission arrangement will no longer be in effect beginning the fourth calendar quarter of 2016.

Operating loss incurred during the nine months ended September 30, 2016 was $3,547,624compared to a loss of $7,894,551 incurred during the same period in 2015, a decrease of $4,346,927or 55.1%. The decrease in operating loss during the nine months ended September 30, 2016 was due to a 1,036.3% increase in revenue and a 18.7% decrease in operating expense. The Company’s execution of its take-or-pay supply agreement during the quarter and its focus on the reduction of certain operating expenses, both at Utah and New York, were the primary drivers of the decline in operating loss.

Net Loss for the nine months ended September 30, 2016 was $5,537,720 compared to a loss of $5,130,385 incurred during the same period in 2015, an increase of $407,335, or 7.9%. The increase in net loss was due primarily to the 55.1% decline in operating loss, partially offset by a $4,754,262 increase in Total Other Income. The $4,754,262 decrease in total other income was driven by a $1,231,025 increase in interest expense due to an increase in the principal amount of the Company Series 2023 and Series A PIK Notes, a $4,173,153 decrease in the gain on revaluation of PIK Note derivative due to a smaller decrease in the price of the Company’s common stock during the period, partially offset by a $649,916 reduction in other expense related primarily to the absence of $541,011 of penalties associated with the late registration of the Company’s Series A PIK Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the nine months ended September 30, 2016, the Company's net loss was $5,537,720 and cash used in operating activities was $1,950,495. At September 30, 2016, the Company had working capital of $394,179 after taking into account $1,164,849 of accrued PIK Note interest, which the Company expects to pay in-kind and $167,841 of payables for which the Company believes it has a statute of limitations defense.

Based on the Company's current cash balance at September 30, 2016, its expected revenue and its cash usage expectations, it believes it will have sufficient liquidity to fund its operations for at least the next 12 months. Revenue for the three and nine months ended September 30, 2016 included $857,056 and $2,721,828, representing approximately 88% of revenue during each period, from the sale of AMIRON iron oxide under a take-or-pay supply agreement with one customer entered into on November 2, 2015 which the Company expects to complete by June 2017.

Cash used in operating activities during the first nine months of 2016 was $1,950,495 compared to $6,735,378 of cash used during the same period in 2015. The primary drivers behind the $4,784,883 reduction in cash used by operating activities during the period was a $4,431,331 reduction in net loss, after adjusted for non-cash items, and a $353,552 increase in cash generated from changes in operating assets and liabilities.

Cash provided by investing activities during 2016 was $362,925 compared to $17,995 used during the same period in 2015. The increase in cash generated by investing activities during the period primarily resulted from $552,944 of proceeds generated from the sale of non-core land owned by the Company in Idaho, partially offset by the purchase of certain capital equipment during the period.

Cash provided by financing activities during 2016 was $1,435,076 compared to $238,248 of cash used during the same period in 2015. On June 27, 2016 the Company raised $1.64 million through the sale of 10,933,333 units at $0.15 per unit. Each unit sold consisted of one share of common stock and three-tenths of a warrant to purchase the Company’s common stock. As a result of the sale, the Company issued 10,933,333 shares of common stock and warrants to purchase 3,280,000 shares of common stock at $0.25 per share. The warrants have a term of five years and do not contain a provision that allows for a cashless exercise.

Total assets at September 30, 2016 were $6,772,846 compared to $8,318,112 at December 31, 2015, a decrease of $1,545,266 due primarily to the sale of assets held for sale, the depreciation of property, plant and equipment and a reduction in prepaid assets, partially offset by an increase in accounts receivable resulting from the Company’s execution of its take-or-pay supply contract. Total liabilities were $25,740,499 at September 30, 2016, compared to $24,057,762 at December 31, 2015. The increase in liabilities was driven primarily by the increase in the outstanding balances of the Series 2023 and Series A PIK Notes, which resulted from the payment of interest expense through the issuance of additional Series 2023 and Series A PIK Notes.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of September 30, 2016 that require us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 - 3 years
Contractual Obligations:
Rent obligations	$39,392	$39,392	$	- 0 -
Total	$39,392	$39,392	$	- 0 -

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

In connection with the Offering, the Company entered into registration rights agreements with each of the purchasers. The Company has an option to acquire the warrants; provided, that, the following conditions are met: (a) the average VWAP for the 20 consecutive trading days immediately preceding the date on which the call notice is given is equal or greater than $.60 and (b) a registration statement covering the resale of shares issuable upon exercise of the warrants is effective.

The sale of the unit was exempt under Section 4(2) of the Securities Act of 1933.

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

APPLIED MINERALS, INC.
Dated: November 14, 2016	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 14, 2016	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer