Form 10-K
period 2016-12-31
Applied Minerals, Inc.
filed 2017-03-31
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

Commission file number: 000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(800) 356-6463
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	NO	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

YES	NO	X

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on the last sales price on the OTC Bulletin Board on that date, was approximately $26,010,262.

As of March 31, 2017 there were 108,613,549 shares of common stocks outstanding.

APPLIED MINERALS, INC.

YEAR 2016 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.  BUSINESS

SUMMARY

Who We Are and What We Do

Applied Minerals, Inc. (the “Company” or “Applied Minerals”) (OTCQB: AMNL) (OTCBB: AMNL) owns the Dragon Mine in central Utah from which we extract, process and market halloysite clay and iron oxide for sale to a range of end markets. We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and third party processors to engineer and enhance our halloysite clay and iron oxide products to improve the performance of our customers’ existing and new products.

Halloysite

Our halloysite clay, which we market under the DRAGONITE™ trade name, is aluminosilicate clay with a hollow tubular shape. DRAGONITE can utilize halloysite’s shape, high surface area, and reactivity to add significant functionality to a number of applications, including molecular sieves and catalysts, nucleation and/or reinforcement of polymers, fire retardant additives for plastics, and cement.

Iron Oxide

Our iron oxide, which we market under the AMIRON™ tradename, is a high purity product. We currently sell it as an absorbent for hydrogen sulfide gas contained in natural gas. We believe that the high purity of the Dragon Mine’s iron oxide resource positions it to be able to compete cost effectively in the pigment market with higher-cost synthetic iron oxides as a colorant for mulch (typically made out of bark chips) and for other uses.

Sales

In 2016, we recorded revenues of $4,013,134. We currently have seven customers for our halloysite and one customer for our iron oxide.

Characterization of the Mineralization; Research and Development

Over the last eight years, the Company has expended significant resources to determine the amount, character and mineabilitiy of the mineralization of the deposits at the Dragon Mine.

We have also expended significant resources on research and development that focused on exploiting the unique shape and high purity of the Dragon Mine’s mineral resources to develop high-value, eco-friendly solutions. Such solutions either enhance product performance at minimal additional cost or reduce manufacturing costs without sacrificing product performance. We believe that DRAGONITE and AMIRON offer solutions that accomplish both of these objectives.

Classification for SEC Purposes

The Company is classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission. Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Industry Guide 7. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Industry Guide 7. The mineralization indicated by the resource study (described below) we have commissioned is not a reserve for purpose of Industry Guide 7.

Processing Capability

We have a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to processing our iron oxide resource. Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to its halloysite resource.

At the Dragon Mine, we use a dry beneficiation method to process our halloysite products through a micronizing system. Wet processing of halloysite is available through toll processors.

We use a third party processer to convert our iron oxide into pigments.

Distribution Channels

The Company markets and sells its products directly and through distributors. The Company’s CEO spends a significant amount of his time on sales, marketing and product development. The Director of Sales focuses on the marketing of the Company’s DRAGONITE products. The Company also uses several leading distribution organizations, E.T. Horn, Brandt Technologies, LLC, and Azelis to market its products. The Company has a non-exclusive distribution agreement with a distributor for Taiwan and an exclusive agreement with a distributor for Japan.

INFORMATION ABOUT THE COMPANY

Applied Minerals, Inc. (the “Company” or “Applied Minerals”) (OTCQB: AMNL) (OTCBB: AMNL) owns the Dragon Mine from which we extract halloysite clay and iron oxide, which we then process and sell. We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and third party processors to engineer and enhance our halloysite clay and iron oxide products to improve the performance of our customers’ existing and new products.

The Dragon Mine is a 267-acre property located in central Utah, approximately 70 miles southwest of Salt Lake City, Utah.

We market our halloysite clay-based line of products under the tradename DRAGONITE. We market our iron oxide line of products under the tradename AMIRON.

INFORMATION ABOUT THE DRAGON MINE

History of the Dragon Mine

The Dragon Mine was first mined in the third quarter of the 19th century. It has since been mined by various owners and operators. It was mined for iron oxide from the late nineteenth century until approximately 1931 and it was mined for halloysite clay from approximately 1931 to 1976. From 1949 to 1976, the halloysite was sold for use as a petroleum cracking catalyst. A fire closed the mine in 1976. No mining took place from 1976 until 2001, at which point the Company leased the property with an option to buy it. The Company purchased the property in 2005.

The Company acquired the Dragon Mine primarily to exploit the mine’s halloysite resources. At the time that the Dragon Mine was acquired, it was assumed that the iron oxide mineralization would be useful only for steelmaking. Given historical price conditions and our method of mining (underground), sales of iron oxide for steelmaking would often not be economic and at best would yield marginal or low profits.

Prior to a change in management in 2009, the Company did relatively little to explore the mineralization at the Dragon Mine or to identify and exploit markets for the minerals. Since new management was installed in 2009, the Company has been using a consulting geologist to categorize the mineralization at the Dragon Mine and management has identified and begun to develop and exploit markets for halloysite and iron oxide.

As a result of categorizing the iron oxide mineralization, we believe the iron oxide deposit at the Dragon Mine is a high-quality deposit (due to its high Fe2O3 content, relative chemical purity, good dispersibility, good tinting strength and color saturation, low content of heavy metals, and high surface area, (25 m2/g – 125 m2/g) and reactivity).

Resource Study of the Dragon Mine’s Mineralization

There are two areas of the Dragon Mine minesite at which mining is conducted and they are referred to the “Dragon Pit” are and the “Western Area.” In addition, there are five surface piles on the site, mineralization that was left by prior operators.

The Company has commissioned an ongoing study (and updates) of the mine’s “resources” that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. We will refer to the 2013 update as the “study.” The Company has commissioned a further update of the study to consider new information including the ability to wet process halloysite to eliminate substantially all iron oxide in halloysite products and to reevaluate past data and conclusions, in part because of the need to use of a different modeling system to determine tonnage. As a result, there will be changes to the information discussed below. So the information below should be considered preliminary.

The study indicated the existence of JORC “resources” of halloysite clay and iron oxide. Under the JORC Code, resource tonnages are reported in situ (in the ground) and are not net of (i) diluting materials or (ii) losses due to the mining process or (iii) losses due to processing to turn the mined mineral into saleable product.

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

The first type is comprised of clay with a relatively high concentration (approximately 94%) of halloysite. The Dragon Pit contains 629,650 tons of this type of mineralized material.

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

The table below describes the clay resource in the Dragon Pit:

Area	Acres	Resource Status	Clay (Tons)	Clay Type	Average Clay Content (%)
			629,650	Pure	Halloysite	Kaolinite	Illite-Smectite	Total
Dragon Pit	4.95	Measured		Halloysite	94.0	N/A	N/A	94.0
			565,575 (1)	Mixed	42.6	19.2	11.6	73.4
(1)	The amount is the result of processing to < 45 microns, which eliminated 27% of the starting unprocessed material. The material would have to be wet processed so that the >45 micron material can be removed. The pure halloysite is used in our DRAGONITE products and mixed clays are not used in our DRAGONITE products.

The table below describes the iron oxide resource in the Dragon Pit:

		Resource	Iron Oxide	Average Content (%)
Area	Acres	Status	(Tons)	Hematite	Goethite	Fe2O3	LOI (1)
Dragon Pit	4.95	Measured	3,254,989	29.16	63.54	77.47	10.09
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

Resource Development/Exploration Drilling Expenses

In 2016 and 2015, the Company spent $981,045 and $3,997,039, respectively, on exploration and resource development.

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

Under Industry Guide 7, a “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” Generally speaking, a company may not declare reserves, unless, among other requirements, a competent professional engineer conducts a detailed engineering and economic study and prepares a “bankable” or “final” feasibility study that “demonstrates that a mineral deposit can be mined profitably at a commercial rate.”

The Company commissioned a study of “resources” under the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. A JORC resource is defined is a “mineral deposit in such form, grade and quantity that there are reasonable for prospects for eventual economic extraction,” a lower standard than that used for a final feasibility study. Among the differences between resources determined under the JORC Code and Industry Guide 7 is that under the JORC Code resources are measured in situ and are not net of diluting materials and mining losses, while under Industry Guide 7, reserves are net of diluting materials and mining losses. The results of the study are not net of mining and processing losses.

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

PROCESSING FACILITIES AT THE DRAGON MINE

We have a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to processing our iron oxide resource. Typically, the processing involves a preliminary step of crushing the iron oxide in a crusher and a further step of pulverizing the iron oxide in our Hosokawa Alpine table roller mill. Depending on the customer’s specifications, if we need to only process the iron oxide through the preliminary step of crushing, our production capacity would be significantly greater than 45,000 tons per annum. We use a third party processor to further process our processed iron oxide for pigments and in particular for mulch coloring.

If demand for halloysite increases beyond our current capacity, we may choose to use a third-party to wet process or, if funds are available, invest in more or different processing capacity.

MINING AND PRODUCTION ACTIVITY IN 2016 AND 2015

The following table discloses for the 12 months ended December 31, 2016 and 2015, respectively (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company:

	2016	2015
Tons extracted
Halloysite clay	35	550
Iron oxide	8,235	400
Products produced (tons)
Halloysite clay	107	140
Iron oxide	22,428	750

CUSTOMERS

AMIRON

At the current time, we are selling AMIRON iron oxide to one customer on an ongoing basis. That customer uses the AMIRON as a catalyst to adsorb a gas. The agreement with that Company calls for the sale of $5.0 million of AMIRON over a period of 18 months, which commenced in December, 2015. Through December, 2016 the Company sold approximately $3.7 million of the $5.0 million of AMIRON required by the agreement. The Company has agreed not to sell AMIRON to other customers for use in the same application for five years. The customer may elect to make another $5 million purchase at the end of five years and extend the exclusivity for this application for a total of ten years.

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

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2016 and 2015. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
Sales for:	2016	2015
Commercial Production	98	70
Scale-Ups	2	20
Testing	*	10
Other	*	*
Total	100	100

* < 1%

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

Azelis, by itself and through its subsidiaries, Ribelin Sales, Inc., E.W. Kaufman Co., and GMZ Inc., acts as exclusive distributor for AMIRON in Mississippi. Alabama, Tennessee, Georgia, Florida, South Carolina, North Carolina, Virginia, West Virginia, Maryland, Delaware, Pennsylvania, New Jersey, Connecticut, New York, Vermont, Massachusetts, New Hampshire, and Maine. The Company intends to engage a distributor for DRAGONITE in these states.

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

DRAGONITE

The following is a description of the application markets to which the Company is marketing its halloysite-based DRAGONITE products:

Molecular Sieves and Catalyst.

Molecular Sieves. A molecular sieve is a material with very small holes of precise and uniform size. These holes are small enough to block large molecules while allowing small molecules to pass. Many molecular sieves are used as desiccants (substances that induce or sustain a state of dryness). Zeolites are a form of molecular sieve that are crystalline with a skeletal composed of aluminosilicates. We believe that DRAGONITE works very well with zeolites and helps entrap water and impurities both within halloysite’s hollow tubular structure as well as the porous outer walls, enhancing the drying of natural gas and air, the separation of liquid from product streams, and the separation of impurities from a gas stream.

Catalysts. Halloysite can be used as a catalyst for fluid cracking for oil and in methane to olephin. Crude oil petroleum must be processed in order to make it into gasoline and other fuels. Part of that process includes cracking, whereby large are two general types of cracking, thermal and catalytic. Catalytic cracking involves the addition of a catalyst to speed up the cracking. The reactive nature of halloysite lends itself to being an effective catalyst especially for high sulfur oil. Halloysite can also be used as a support for catalysts, which are applied to the halloysite as a coating.

Halloysite from the Dragon Mine was mined and processed as a catalyst for petroleum cracking from 1949 to 1976.

Nucleation of Polymers; Reinforcement of Polymers

Nucleation. Plastics and polymers are composed of long molecular chains that form irregular, entangled coils in a melted resin, the phase in which a resin is liquid and its molecules can move about freely. In semi-crystalline polymers, the chains rearrange upon freezing and form partly ordered regions. Examples of semi-crystalline polymers are polyethylene (PE), polypropylene (PP), Nylon 6 and Nylon 6-6. Crystallization of a polymer occurs as a result of nucleation, a process that starts with small, nanometer-sized domains upon which the polymer chains arrange in an orderly manner to develop larger crystals. The overall rate of crystallization of a polymer be can increased by a nucleating agent. In plastic molding processes, especially in injection molding, the plastic part must remain in the mold until crystallization is complete (freezing). To the extent that crystallization is accelerated, the time in the mold can be reduced, thereby resulting in productivity enhancement. We believe that DRAGONITE added to a resin at a loading of just 1% can significantly speed up the process of crystallization.

We believe DRAGONITE can be effective as a nucleating agent for both polyethylene and polypropylene.

Reinforcement Fillers. Many plastics are reinforced with a filler to enhance the mechanical properties of a polymer. Reinforced plastics, in certain instances, can compete with stiffer materials like metal while also offering an opportunity to reduce the weight of a manufactured part (“light-weighting”).

We believe that the utilization of DRAGONITE as a reinforcing filler results in the improvement of one or more mechanical properties of a polymer such as modulus (the measure of how well a polymer resists breaking when pulled apart), strength (the measure of the stress needed to break a polymer), and impact resistance (the measure of a polymer’s resistance when impacted by a sharp and sudden stress) and can offer a value proposition when compared to certain traditional fillers.

Flame Retardant Additives

Flame retardants are widely used in flammable and flame resistant plastics and are found in electronics, building insulation, polyurethane foam, and wire and cable.

Plastic manufacturers typically mix or load a small amount of flame retardant into plastic to lower the risk of flammability of their products. We believe that DRAGONITE can be used as a partial replacement for Alumina Trihydrate (ATH) and Magnesium Hydroxide (MDH) in certain applications and as a synergist to ATH and MDH in other applications.

At typical loadings, ATH and MDH can adversely affect certain mechanical properties of plastics. We believe that DRAGONITE, in conjunction with ATH and MDH, exhibits a synergistic performance. Our research and development indicates that DRAGONITE can be used to replace 50% - 75% of antimony trioxide (ATO) in plastic without affecting flame retardancy, retaining the same rating under UL 94, the Standard for Safety of Flammability of Plastic Materials for Parts in Devices and Appliances testing.

Generally speaking, we believe the use of DRAGONITE instead of other fire retardant products should allow a manufacturer to use less fire retardant. In addition, using DRAGONITE may enable the manufacturer to reduce the weight of the manufactured part.

Other clays compete in the markets for partially replacing ATH, MDH, and ATO.

Cementing

The Company markets its DRAGONITE product to the cement admixture market. Research demonstrates how DRAGONITE, when added to a cement formulation, results in significant improvements in tensile strength that are more than twice the improvements in compressive strength while also reducing in permeability.

Binders for Ceramics

DRAGONITE is an effective binder for traditional ceramic products (any of various hard, brittle, heat-resistant and corrosion-resistant materials made by shaping and then firing a nonmetallic mineral, such as clay, at a high temperature). Binders are substances that improve the mechanical strength of green ceramic bodies so they can pass through production steps before firing without breakage. We believe that DRAGONITE, when used as a binder, also effectuates an improvement in the casting rate of the ceramic manufacturing process. This would equate to an increase in manufacturing efficiency.

Cosmetics

Halloysite in DRAGONITE has a tubular shape that may be suited for an array of cosmetic applications. We believe that the adsorptive nature of the halloysite found in halloysite clay can serve as a hypoallergenic skin cleanser capable of removing unwanted toxins and oils from the skin without the need for harsh chemicals; of halloysite is also capable of exfoliating the skin; and, halloysite has been shown to be capable of functioning as a non-irritating carrier and release mechanism of cosmetic ingredients for a long lasting application.

Controlled Release Carriers

We believe that the halloysite present in DRAGONITE clay can act as an effective carrier of active ingredients, enabling an agent to be released from the carrier over an extended time frame. We believe that this controlled release capability can be utilized in oilfield applications, paints and coatings.

AMIRON

The Company markets its AMIRON line of natural iron oxide-based products to the pigmentary and technical application markets. The iron oxide resource at the Dragon Mine has a high content of Fe2O3, The iron oxide is of high chemical purity, possesses high surface area, fine grains, dispersability, good tinting strength, enhanced color saturation, low color variation, and a low level of heavy metals content, high surface area (25 m2/g – 125 m2/g and reactivity. For these reasons, we refer to the Dragon Mine’s iron oxide resource as an “advanced” natural iron oxide.

Pigments.

We can produce natural iron oxide pigments. These compete with synthetic iron oxide pigments that are produced from basic chemicals. Synthetic iron oxides account for approximately 80% of the market; natural iron oxides account for approximately 20%. Generally speaking, synthetic iron oxides cost much more to produce than natural iron oxides and sell for prices significantly in excess of natural iron oxides. Traditionally, natural iron oxides, due to their variance in quality, have not been able to compete with synthetic in the pigment market. We believe that the consistency of purity (high level of Fe2O3), desirable dispersability, color consistency, and UV protection, as well as the lower price, of our iron oxide should enable us to compete to some extent with higher priced synthetic iron oxides.

The major focus of our efforts in the pigment area involves the use of pigments for mulch. We are currently working to perfect a formula that does not run in the rain. We also believe that our AMIRON pigments can be used for artistic paint, semi-transparent and opaque exterior wood stain, semi-transparent cosmetics, food contact colorants, and pharmaceutical applications.

Technical Applications.

Among the technical applications for our AMIRON are the following: adsorbents (iron oxide can be used to remove arsenic, copper, lead, chromium, cadmium from drinking water) and to remove contaminants and moisture from gases (under a supply agreement, the Company may not sell, at least until 2020, iron oxide to remove hydrogen sulfide from liquids or gases). Other applications include iron oxide for use in agriculture, as an additive in pet food, and for use in steel casing in foundries.

THE SALES PROCESS

The Company sells its products using employees, agents, and distributors, selling on a global basis.

DRAGONITE

The Company markets its DRAGONITE into two general types of application markets.

The first type is a market in which halloysite has not been previously used, or is to be used as an additive in substitution for another additive, to enhance certain functionality of an application.  This type of market requires a number of steps to be completed before a sale can be consummated.  Like any new material that will be incorporated into a commercial manufacturing process, a significant amount of testing must be performed by a customer before DRAGONITE can be incorporated into a manufacturing process and a product. Sales of this type require working with the potential customers’ existing formulations, which can vary from potential customer to potential customer.

This could include identifying a solution, such as (i) surface coating or (ii) when to introduce DRAGONITE into the formulation or (iii) the conditions under which it should be introduced or (iv) changes, deletions, additions, or substitutions involving other elements of the customer’s formulation. Without the customer’s collaboration in identifying a solution, DRAGONITE could be unsuccessful in achieving the customer’s goals. This process can take an extended period of time (years in the case of discoloration of polymers as a result of the introduction of DRAGONITE) and, in some cases, there is no solution. In this type of market, price can be an important consideration and in some cases, we are not able to compete.

The second type of market is one in which halloysite clay is currently being used in traditional application markets.  Within these established markets, we believe our DRAGONITE products often offers an enhanced value proposition with respect to purity and other properties sought by customers, although in some cases DRAGONITE’s purity and/or other properties may not be required or useful.  The pricing of our products relative to those of our competitors, however, will always be a significant factor in determining our ability to penetrate these markets.

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

In 2016 and 2015, the Company spent $139,539 and $181,821 for testing and research, respectively.

TRADEMARKS AND PATENTS

We have trademarked the name DRAGONITE and AMIRON. We believe these trademarks are important to the successful marketing of our product offering.  We filed a Provisional Application for Patent in October, 2010 related to the use of nucleating agents in polyethylene. As of December 31, 2016, we have been granted this patent in Great Britain, Denmark, France and China. A patent is pending approval in the United States, Canada and Thailand.

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

We carry a Mine Safety and Health Administration (MSHA) license (#4202383) for the Dragon Mine and report as required to MSHA. The Company is subject to extensive regulation and periodic inspections by the Mine Safety and Health Administration, which was created by the Mine Safety and Health Act of 1977. The regulations generally are designed to assure the health and safety of miners and our mine is periodically inspected by MSHA.  The Company does not believe that such regulations have or will materially adversely affect the Company’s business or have a material impact on capital expenditures, earnings and competitive position of the Company.

The clays that the Company mines, including halloysite, may contain various levels of crystalline silica when mined.  Crystalline silica is considered a hazardous substance under regulations promulgated by the U.S. Occupational Health and Safety Administration (OSHA) and U.S. Mine Health and Safety Administration (MSHA) and as a result is subject to permissible exposure limits (PELs), both in the mine and at the workplaces of our customers.  The Company is required to provide Safety Data Sheets (SDS) at the mine and accompanying sales of products to customers. The Company must also apply hazard warning to labels of containers of the product sold to customers if levels of crystalline silica are present above specified thresholds.  Kaolin and halloysite are subject to PELs.

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

EMPLOYEES

As of December 31, 2016, Applied Minerals, Inc. and its subsidiary had 32 employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

ITEM 1A.	RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS RELATED TO RISK REFERRED TO HEREIN THIS ANNUAL REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

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

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.

We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2016 and 2015, the Company sustained losses from continuing operations of $7,639,772 and $9,805,137, respectively. At December 31, 2016 and 2015, the Company had accumulated deficits of $89,583,198 and $81,943,426, respectively. We have limited cash, negative cash flow, and unprofitable operations. Accordingly, our independent public accountant, EisnerAmper, has included a going concern paragraph in its opinion on our financial statements. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all, especially in light to the restrictions imposed on senior or pari passu financing by 10% PIK-Election Convertible Notes due 2018 and 10% PIK-Election Convertible Notes due in 2023.

MATURITY OF OUTSTANDING PIK-ELECTION CONVERTIBLE NOTES.

Unless the Company is able to generate significant cash flow, the Company may not have sufficient funds to pay outstanding PIK-Election Convertible Notes when such notes mature and unless the stock price increases significantly, the Company may not be able to force conversion of the notes before maturity.

The Company has two series of convertible, PIK notes outstanding, 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") and 10% PIK-Election Notes due in 2023 (“Series 2023 Notes”). As of March 1, 2017, the outstanding balance of the Series A Notes was $24,113,192 and the outstanding balance of the Series 2023 Notes was $14,774,554. If the Company continues to pay interest with PIK Notes, the outstanding balances will increase significantly before maturity.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes initially mature in 2018 but the maturity may, under certain circumstances, be extended until 2019 and under other circumstances may be extended until 2023.

The holders may convert the Series A Notes into common stock at any time.

The Series A Notes are mandatorily convertible by the Company at any time that is two years after issuance only if either of the following conditions exist:

(A) (i) the maturity date of the Series A Notes has not been extended, (ii) the VWAP over the preceding 10 trading days is at or in excess of $1.00 per share, (iii) the closing market price of the common stock is at or in excess of $1.00 per share on the day before a mandatory conversion notice is issued, (iv) all outstanding amounts, if any, of the Series 2023 Notes or replacement financing for the Series 2023 Notes have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144 or

(B) (i) the VWAP over the preceding 20 trading days is in excess of the greater of $1.28 per share, the current conversion price of the Series 2023 Notes, if any, and the conversion price of the Replacement Financing, if any, (ii) the closing market price of the common stock is in excess of the greater of $1.28 per share, the conversion price of the Series 2023 Notes, if any, and the conversion price of the replacement Financing, if any, on the day before a mandatory conversion notice is issued, (iii) all outstanding amounts, if any, of the Series 2023 Notes or Replacement Financing have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144. The Series A Notes can mature earlier in the event of an Event of Default under the terms of the Series A Notes. There is not now, and the Company does not anticipate the occurrence of an Event of Default.

PENETRATING MARKETS

For the Company to survive, we must penetrate our target markets and achieve sales levels and generate sufficient cash flow to break-even. To be a success, we must do better than that. As outlined below, and in light of the disclosures above, there is significant uncertainty that we will be able to do so.

Many of the applications for which we are selling for our halloysite-based material are applications for which halloysite has not been used previously. As a result, there are a number of special obstacles that we need to overcome to achieve sales in these markets. It may be necessary to convince manufacturers to change their manufacturing processes and substitute our halloysite-based material for the product they are currently using, and in some cases, to use our halloysite-based material where no product was used before.

The process beginning with introducing our halloysite-based material to manufacturers and ending with the manufacturers using our products in their production (i) can encounter inertia, skepticism, and different corporate priorities, (ii) requires educating potential customers (some of whom can be resistant) on whether our product actually works for the manufacturer’s particular need, the benefits of our material, and how to test and use our material (how much to add, when to add, and so forth), and (iii) often requires working with potential customers to assure that the potential customers test the materials under proper conditions to assure that our products provide the desired results, do not adversely affect the customer’s product and do not interfere with the other constituents of, or processes to make, the customer’s product. In summary, while we believe that our halloysite-based material often adds significant value, we can say two things about the process that ends with manufacturers using our halloysite-based material: it can take a long time and there is no certainty that we will be able to convince enough manufacturers to use our halloysite-base material.

Similarly, we are trying to sell our iron oxides, which are natural, into markets where synthetic iron oxides have been used in the past. In trying to make such sales, we encounter the same or similar types of problems described in the preceding paragraph

Other applications for which we are selling for our halloysite-based material and our iron oxides are applications for which halloysite or natural iron oxides have been used previously. To penetrate these markets, we face the difficulties encountered by any company trying to enter an established market competing against established players that may be in better financial condition that we are and are already familiar to, and in many cases have relationships with, the potential customers, which may make purchasing from such competitors more attractive than purchasing from us. While we believe that in many cases, our products are superior to those already in the market, there is uncertainty that we will be able to penetrate those markets to a sufficient degree. Because individual halloysite and iron oxide deposits can differ in significant respects, we may have to demonstrate that our halloysite or iron oxide will actually work for the manufacturer’s particular need and thus we can encounter the problems discussed in the third paragraph of this section.

COMPETITION

Competition from Other Miners of Halloysite

Currently there is limited competition involving the sale of halloysite-based products in our advanced applications target markets. If our DRAGONITE penetrates our advanced application target markets, we may face significant competition from such competitors as well as non-halloysite solutions often sold by larger, more established companies. The basis for competition is performance, price and reliability. If we are successful in penetrating our advanced applications target markets, we may face significant competition from producers of halloysite.

Despite the widespread occurrence of halloysite, large deposits from which high purity halloysite can be economically extracted are comparatively rare. These include deposits with high-grade zones that are dominantly halloysite and lower grade deposits where halloysite can be readily separated to give a high purity product. Relatively pure halloysite typically occurs as narrow lenses or pockets in altered rock and often requires selective mining and sorting to produce a high-grade product. Halloysite is often associated with fine-grained kaolinite, silica or other fine-grained mineral contaminants. using beneficiation methods that rely primarily on wet size classification.

The production of high-grade halloysite from large deposits for specialist industrial use at present is limited to the Dragon Mine and open pit mines owned by Imerys, a large French minerals company, in Northland, New Zealand. The New Zealand mines produce about 15,000 tons of halloysite per year. The raw clay from New Zealand contains around 50% halloysite, 50% silica minerals (quartz, cristobalite, tridymite, amorphous silica), and minor feldspar. It must be processed to eliminate the silica materials, which are classified as carcinogens. The exact percentages of silica and cristobalite in Imerys’ halloysite products is not known, but Imerys’ Safety Data Sheet for its premium halloysite filter cake indicates that the levels of cristobalite and silica are less than 10%. The permitted exposure levels for cristobalite are one–half of the permitted exposure levels for crystalline silica. Our Safety Data Sheet indicates that our processed halloysite “may contain naturally occurring Respirable Crystalline Silica (CAS #’s 14808-60-7 and 14464-46-1) at trace concentration levels below HazCom 2012 and GHS Revision 3 hazard classification limits. Per XRC analysis, which combines the analytical capabilities of X-Ray Diffraction, Computer Controlled Scanning Electron Microscopy/Energy Dispersive Spectroscopy and Raman Spectroscopy to conduct particle-by-particle inter-instrumental relocation and physicochemical/mineralogical analysis - naturally occurring trace level substances in these products, including Respirable Crystalline Silica, are inextricably bound, environmentally unavailable and at de minimis concentrations. Thus, in the current and anticipated future physical state of these products, they are believed to be incapable of causing harm under normal conditions of use or as a result of extreme upset.” Our halloysite does not contain cristobalite.

Imerys’ halloysite has low amounts of Fe2O3. Some of our raw halloysite may contain more Fe2O3 but it can be processed out through bleaching or can be reduced through blending with purer halloysite.

Imerys’ website indicates that its halloysite is sold for use in tableware, but an article from 2000 indicated that a small percentage was being sold for use in synthetic zeolite-base molecular sieves and in the manufacture of honeycomb catalyst supports. We have no information to indicate that it being sold for those purposes now.

Smaller or lower grade deposits occur in many countries including Japan, Korea, China, Thailand, Indonesia, Australia, South America, and Europe. It is reported that halloysite from China, Brazil, and Turkey is sold commercially. Halloysite is typically used for ceramics and for paper coating and a small percentage of the halloysite from Turkey is sold for use in catalysts.

The degree or extent to which the halloysite from other deposits can or will compete with our halloysite-based products is subject to a variety of factors, including the following:

●	Deposits of halloysite are formed under a variety of geological conditions of hydrothermal alteration and weathering. As a result, the nature and extent of impurities, the length of the tube, thickness of the walls, and the size of the pore or lumen can all vary. In many deposits, the halloysite is mixed with other clays, limiting its usefulness for certain applications. Other deposits can contain significant amounts of crystalline silica and/or cristobalite, which may limit the usefulness for certain applications and/or require additional processing, although given the fine grain of silica and cristobalite, there are limits to the ability to eliminate them. Other deposits contain more iron oxide than is acceptable, requiring additional processing

●	Some deposits are subject to difficulties relating to mining. Some deposits are located in geographically isolated areas.

The global resource base for halloysite might be expanded to meet substantial growth in demand, especially if demand was for higher-value markets that would justify higher costs for mining and processing out containments. Such expansion might be anticipated both through the discovery of new deposits and through the adoption of more elaborate process methods to separate halloysite occurring within lower-grade sources. Competition from the other halloysite producers could arise and could adversely affect sales and margins and such competition would be based on performance and/or price.

Competition from Suppliers of Alternative Solutions to Halloysite

When we market halloysite for use in situations where halloysite has not been previously used, or is to be used as an additive in substitution for another additive to enhance certain functionality of an application, we will face competition from suppliers of other solutions and the competition will be based on performance, price and reliability.

Competition for Iron Oxide

We expect to compete with companies that, in some cases, may be larger and better capitalized than us. Because individual iron oxide deposits can differ in significant respects, our iron oxide may not be suitable for certain uses and we may have to demonstrate that our iron oxide will actually work for the manufacturer’s particular need and we can encounter problems in getting manufacturers to test our product and even if such tests are successful, to use our iron oxide.

There is significant competition within the iron oxide pigment market. We will try to compete directly with established synthetic iron oxide pigments in the coatings markets by selling our pigments at a lower price. In other iron oxide pigment markets, there can be very little product differentiation with competition focused primarily on price, performance and reliability.

THE COMPANY’S SUCCESS DEPENDS ON OUR CEO

Andre Zeitoun is the President and CEO of the Company. Mr. Zeitoun has played a critical role in leading the effort to commercialize our halloysite-based products and iron oxides. If the Company loses the service of Mr. Zeitoun, there is no assurance that the Company would be able to attract and retain a qualified replacement.

OTHER MORE GENERALIZED RISKS AND UNCERTAINTIES

The actual Dragon Mine profitability or economic feasibility may be adversely affected by any of the following factors, among others:

●	Changes in tonnage, grades and characteristics of mineralization to be mined and processed;
●	Higher input and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability and cost of adequate and skilled labor force and supply and cost of water and power;
●	Availability and terms of financing;
●	Environmental or other government laws and regulations related to the Dragon Mine;
●	Changes in tax laws, including percentage depletion and net operating loss carryforwards;
●	Weather or severe climate impacts;
●	Potential delays relating to social and community issues;
●

Industrial accidents, including in connection with the operation of mining and transportation equipment and accidents associated with the preparation and ignition of blasting operations, milling equipment and conveyor systems;

●	Underground fires or floods;
●	Unexpected geological formations or conditions (whether in mineral or gaseous form);
●	Ground and water conditions;
●	Accidents in underground operations;
●	Failure of mining pit slopes;
●	Seismic activity; and
●	Other natural phenomena, such as lightning, cyclonic or storms, floods or other inclement weather conditions.

THERE IS COMPREHENSIVE FEDERAL, STATE AND LOCAL REGULATION OF THE EXPLORATION AND MINING INDUSTRY THAT COULD HAVE A NEGATIVE IMPACT OUR MINING OPERATIONS.

Exploration and mining operations are subject to federal, state and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground, the discharge of materials into the environment, restoration the property after mining operations are completed. Exploration and mining operations and some of the products we sell are also subject to federal, state and/or local laws and regulations that seek to maintain health and safety standards. No assurance can be given that standards imposed by federal, state or local authorities will not be changed or that any such changes would not have material adverse effects on our activities, including mine closure. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on our financial position. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

PRINCIPAL OFFICE

The corporate office is located at 55 Washington Street, Suite 301, Brooklyn, NY, 11201.

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

The property is located in the Tintic District of Utah, covering approximately 267 acres with a large mining permit covering 40 acres allowing for the extraction of minerals. The property consists of 38 patented and six unpatented mining claims located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Base Meridian. The Company pays approximately $800 in annual maintenance fees to the U.S. Department of Interior Bureau of Land Management to maintain rights to its unpatented claims. The BLM Claim Numbers are: UMC385543, UMC 385544, UMC394659, UMC394660, UMC408539, and UMC408540. The Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine. 267. We leased the property in 2001 and in 2005 we purchased the property for $500,000 in cash. As more fully explained in the “Business” section, the property has two mining areas, the Dragon Pit, which contains high purity halloysite, Dragon mixed clays and iron oxide and the Western Area, which contains mixed clays and iron oxides. On the property, there are also five large waste piles containing significant amounts of clay.

The Company has two dry-process facilities at its Dragon Mine property. One facility, being used to process iron oxide, has a capacity of up to 45,000 ton per year for certain types of processing and includes a Hosokawa Alpine mill. The other facility is dedicated to the halloysite clay resource and has an annual capacity of up to 10,000 tons per year.

We believe the physical plant and equipment utilized at the Dragon Mine are in satisfactory condition to continue our current mining and processing activity except where the Company anticipates using a third party to beneficiate its halloysite. The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs. Currently, our physical plant includes, but is not limited to, two processing mills, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground. Our mining equipment includes, but is not limited to, a road header, an underground drill, a deep drill, a Scooptrans, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground. There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own. The Company uses diesel fuel as its primary source of power and has water transported to the property from an external source. The property has sufficient access to roads to enable the transportation of materials and products. The property also has a well-equipped laboratory used for quality control and research.

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

The Company commissioned a study of “resources” under the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. The study is in the process of being updated. That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. A JORC resource is defined as a “mineral deposit in such form, grade and quantity that there are reasonable for prospects for eventual economic extraction,” a lower standard than that used for a final feasibility study.

Significant additional steps will be necessary before a “bankable” or “final” feasibility study can be prepared for the Company.

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

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices for Our Common Stock

Our common stock is quoted on the OTCBB under the symbol “AMNL.” The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Year 2016		Year 2015
	High	Low	High	Low
First Quarter	$0.32	$0.15	$0.74	$0.63
Second Quarter	$0.24	$0.12	$0.75	$0.54
Third Quarter	$0.19	$0.12	$0.56	$0.22
Fourth Quarter	$0.15	$0.10	$0.43	$0.16

Record Holders

As of December 31, 2016, there were approximately 667 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock. We have no current plans to declare dividends and we are not subject to any restrictions or limitations relating to the declaration or payment of dividends Under the Series A Notes.

Equity Compensation Plans

In 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“2012 LTIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based under Code Section 162(m). Under the 2012 LTIP, 8,900,000 shares are authorized for issuance or used as reference purposes.

Prior to the adoption of the 2012 LTIP, stock options were granted under individual arrangements between the Company and the grantees and approved by the Board of Directors without approval of the shareholders.

In May, 2016, the Board of Directors has adopted without shareholder approval the 2016 Long Term Incentive Plan (“2016 LTIP”). The aggregate number of shares of common stock that may be issued or used for reference purposes with respect to which awards may be granted under the 2016 LTIP could not exceed 2,000,000.

In December 2016, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2016 Incentive Plan (“2016 Incentive Plan”) and the performance criteria used in setting performance goals for awards intended to be performance-based under Code Section 162(m). Under the LTIP, 15,000,000 shares are authorized for issuance or used as reference purposes. The CEO, the CFO, named executive officers, and directors, among others, are eligible to participate in the LTIP.

Each of the 2012 LTIP, 2016 LTIP, and the 2016 Inventive plan, allowed for the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance shares, performance units or other stock-based award and provided for wards may be issued to employees (including the CEO, the CFO, named executive officers), consultants and non-employee directors.

Equity Compensation Information

As of December 31, 2016

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,814,549 (2)	(1)	$0.94	24,171
Equity compensation plans not approved by security holders	12,924,270 (1)	(2)	$0.83	NA
Total	21,738,819		$0.87

(1)	Includes options granted under the 2012 LTIP and 2016 LTIP
(2)

Grants prior to 2012 LTIP. Options to purchase common stock were issued under individual compensation plans prior to the adoption of the 2012 LTIP as follows: (a) 9,487,930 options were granted to Material Advisors LLC, the entity that provided management personnel to the Company from 2009 to 2013. Mr. Zeitoun was allocated 60% of the options and the other members of Material Advisors LLC, Christopher Carney and Eric Basroon (Mr. Zeitoun’s brother-in-law and Vice President of Business Development), were allocated 20% each. 6,583,277 options have an exercise price of $.70 per share, vested over three years from 2009-2011, and have a ten-year term. 2,904,653 have an exercise price of $.83 per share, vested over one year in 2012, and have a ten-year term; (b) 400,481 options were granted to directors in four grants during 2011 and 2012 with exercise prices ranging from $.83 per share to $1.24 per share. The options had vesting periods of one year and have five-year terms. (c) 650,000 options were granted in two grants to a now-former director during 2008 and 2009 in his capacity as an employee and a consultant. The exercise price was $.70 per share, the options vested immediately and have a ten-year term; (d) 1,622,769 options were granted to employees and consultants in five grants during 2011 and 2012. The exercise prices range from $.78 per share to $2.00 per share, vesting periods ranged from one to three years, and the terms are five or ten years; and (e) 461,340 options were granted to an investment bank in April of 2011 for financial advisory services provided to the Company. The exercise price of the options was $1.15 per share, it vested immediately and has a term of ten years. All of the foregoing options had an exercise price at or above the market price of the common stock on the date of grant.

On May 11, 2016, the Company granted 250,000 nonqualified options to two directors with an exercise price of $0.25 per share. The options vested immediately and expire five years after the date of grant.

On July 6, 2016, the Company granted 500,000 nonqualified options to an officer with an exercise price of $0.16 per share. The options vest ratably over a 12-month period beginning August 15, 2016 and expire in three years.

On August 1, 2016, the Company granted 120,000 nonqualified options to two officers with an exercise price of $0.25 per share. The options vested immediately and expire 10 years after the grant date.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Applied Minerals, Inc.	$100	$121	$87	$57	$22	$9
iShares Russell Microcap ® Index ETF	$100	$117	$168	$172	$161	$192
S&P Metals & Mining Index	$100	$92	$86	$63	$31	$62

* Cumulative return assumes a $100 investment of each respective security at December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2016	2015	2014	2013	2012
Revenue	$4,013.1	$507.5	$234.2	$54.8	$165.7
Loss from continuing operations	$(7,639.8)	$(9,805.1)	$(10,316.3)	$(13,063.5)	$(9,732.4)
Net loss	$(7,639.8)	$(9,805.1)	$(10,316.3)	$(13,063.5)	$(9,732.4)
Loss from continuing operations - basic	$(0.07)	$(0.10)	$(0.11)	$(0.14)	$(0.11)
Net loss - basic	$(0.07)	$(0.10)	$(0.11)	$(0.14)	$(0.11)
Loss from continuing operations - diluted	$(0.07)	$(0.10)	$(0.11)	$(0.14)	$(0.11)
Net loss - diluted	$(0.07)	$(0.10)	$(0.11)	$(0.14)	$(0.11)
Cash and equivalents	$1,049.9	$1,803.1	$10,701.7	$8,685.6	$3,356.1
Total assets	$6,079.5	$8,339.4	$18,457.7	$15,215.3	$7,818.5
Long-term liabilities	$25,229.7	$22,245.4	$23,119.0	$11,727.4	$2,129.4
Shareholders’ equity (deficit)	$(20,968.1)	$(15,739.7)	$(7,517.0)	$1,486.6	$3,966.2

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value at December 31, 2016 and 2015 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of notes payable other than the PIK Notes, materially approximate their fair value. The fair value of the PIK Notes payable was estimated using a Monte Carlo Model.

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-10): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date the financial statements are issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in 2016 (see Note 2).

In November 2015, the FASB issued ASU 2015-17, “Income Taxes”, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.

If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

Results of Operations - 2016 Compared to 2015

The following sets forth, for the periods indicated, certain components of our financial operations, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2016	% of Rev.	2015	% of Rev.	Amount	%

REVENUES	$4,013,134	100%	$507,474	100%	$3,505,660	691%
OPERATING EXPENSES:
Production costs	2,282,805	57%	257,654	51%	2,025,151	786%
Exploration costs	981,045	24%	3,997,039	788%	(3,015,944)	(75%)
General and administrative *	4,069,508 *	101%	4,857,015 *	957%	(787,507)	(16%)
Depreciation expense	1,348,860	34%	1,312,585	259%	36,275	3%
(Gain) from disposition of land	(108,764)	(3%)	0	0%	108,764)	0%
Total Operating Expenses	8,573,454	214%	10,424,293	2,054%	(1,850,839)	(18%)
Operating Loss	(4,560,320)	(114%)	(9,916,819)	(1,954%)	5,356,499	(54%)
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(6,308,495)	(157%)	(4,567,952)	(900%)	(1,740,543)	38%
Gain on revaluation of PIK Notes	3,229,043	80%	5,328,515	1,050%	(2,099,472)	(39%)
Other (expense)	0	0%	(648,892)	(128%)	648,892	(100%)
Total Other Income (Expense)	(3,079,452)	(77%)	111,671	22%	(3,191,123)	(2,858%)
Net Loss	$(7,639,772)	(190%)	$(9,805,148)	(1,932%)	$2,165,376	(22%)

* Includes $476,493 and $397,417 of noncash stock compensation expense for 2015 and 2014, respectively, relating to employee and consultant stock options.

Revenue generated during 2016 was $4,013,134, compared to $507,474 of revenue generated during the same period in 2015, an increase of 691.0%. DRAGONITE sales in 2016 were $462,988 and AMIRON sales were $3,550,144. DRAGONITE sales increased by $324,190, or 233.4%, when compared to 2015. This increase resulted primarily from an increase in sales to customers utilizing DRAGONITE in commercial applications that include catalysts, nucleating agents, polymer filler and ceramics. AMIRON sales increased by $3,364,292, or 1,844.6%, due primarily to the inclusion of a full year of the Company’s take-or-pay supply agreement for its AMIRON iron oxide product. This agreement began in December, 2015.

Total operating expenses for 2016 were $8,573,454 compared to $10,424,282 of expenses incurred during the same period in 2015, a decrease of $1,850,828 or 18.0%. The 18.0% decline in operating expenses was primarily due to an 82.0% decline in exploration costs and a 16.0% decline in general and administrative expenses, offset by a 786.0% increase in production expenses and a 3.0% increase in depreciation expense.

Production costs include those operating expenses which management believes are directly related to the mining and processing of the Company’s iron oxide and halloysite minerals, which result in the production of its AMIRON and DRAGONITE products for commercial sale. Production costs include, but are not limited to, wages and benefits of employees who mine material and who work in the Company’s milling operations, energy costs associated with the operation of the Company’s two mills, the cost of mining and milling supplies and the cost of the maintenance and repair of the Company’s mining and milling equipment. Wages and energy expenses are the two largest components of the Company’s production costs.

The Company’s production costs during 2016 were primarily associated with a full year of fulfillment of a 5-year, $5 million take-or-pay supply agreement into which the Company entered during December 2015. The Company’s production activity from January, 2015 through November, 2015 was minimal.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs, excluding depreciation expense, incurred during 2016 were $981,045 compared to $3,997,039 of costs incurred during the same period in 2015, a decrease of 75.0%. The decline in exploration costs during the period was driven, in large part, by a shift in the allocation of employees from exploration to production activities. In addition to this shift of headcount, certain of the Company’s underground exploration activities were completed during 2015 and the labor and other related costs associated with these exploration activities were eliminated.

General and administrative expenses for 2016 totaled $4,069,508 compared to $4,857,000 of expense incurred during the same period in 2015, a decrease of 16%. The Company’s general and administrative expenses are associated with its New York operations. The largest component of the Company’s general and administrative expense includes employee compensation and expense related to the issuance of stock options to employees and consultants.

Employee wages during 2016 totaled $1,981,500, an increase of $12,900 when compared to employee wages incurred during 2015. Employee wage expense during 2016 included (i) $350,400 of compensation paid to employees who left the company during 2016; and (ii) a total of $112,500 in performance bonus payments paid to the Company’s CFO, General Counsel and a third employee for performance goals achieved during 2015.

Expenses incurred on professional services during 2016 totaled $168,200, a decrease of $385,100 or 70%, when compared to 2015. The decline was driven primarily by: (i) the elimination of a need of the Company to utilize outside counsel for certain legal work and (ii) the Company’s decision to cease the use of a consulting firm for certain product development work.

Director expense incurred during 2016 was $180,900 during 2016, a decline of $253,400, or 58.4%, when compared to 2015.The decline was the result of the Company’s directors’ decision to take a significant portion of their fees in options to purchase shares of common stock at Blac-Scholes valuations significantly below the cash equivalent payable to them.

Shareholder expense incurred during 2016 was $96,700, a decline of $203,900, or 68.0%. The decline was driven primarily be a reduction in compensation to the firm that provides the Company investor relations. During 2016 the Company reduced the monthly fee it pays its investor relations provider and eliminated a stock grant that it paid to the firm during 2015.

Travel and entertainment expense incurred during 2016 was $234,000, a decline of $109,500, or 31.3%, when compared to 2015. The decline was driven primarily by the Company’s decision to (i) allocate its marketing resources on a more focused field of customer targets and (ii) utilize its distributors for other marketing activities.

Operating Loss incurred during the quarter was $4,560,320, a decrease of $5,356,499 when compared to 2015. The reduction was driven primarily by a $3,505,660 increase in revenue and a decrease in Total Operating Expenses of $1,850,839.

Total Other Expense for 2016 was $3,079,452 compared to Total Other Income of $111,671 during the same period in 2015, a decrease of $3,191,123. The decline in Total Other Income was driven primarily by a $2,099,472, or 39.0%, decrease in the gain on the revaluation of PIK Notes derivative due to the decline in the Company’s stock price over the period, a $1,740,543, or 38.0%, increase in interest expense due to an increase in the principal balance of the Series A and Series 2023 Convertible PIK Notes, partially offset by the elimination of $650,000 of other expense primarily related to a penalty the Company had to pay during 2015 related to the Series A and Series 2023 Convertible PIK Notes.,

Net Loss for 2016 was $7,639,772, a decrease of $2,165,376 when compared to a net loss of $9,805,137 for 2015. The decrease in net loss was driven primarily by the decrease in Operating Loss of $5,356,499, partially offset by an increase in Total Other Expense of $3,191,123.

Results of Operations - 2015 Compared to 2014

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2015	% of Rev.	2014	% of Rev.	Amount	%

REVENUES	$507,474	100%	$234,221	100%	$273,253	117%
OPERATING EXPENSES:
Production costs	257,654	51%	49,464	21%	208,190	421%
Exploration costs	3,997,039	788%	4,626,139	1,975%	(629,100)	(14%)
General and administrative *	4,857,015 *	957%	5,195,830 *	2,218%	(338,815)	(7%)
Depreciation expense	1,312,585	259%	1,164,366	497%	148,219	13%
Total Operating Expenses	10,424,282	2,054%	11,035,799	4,712%	(611,517)	(6%)
Operating Loss	(9,916,808)	(1,954%)	(10,801,578)	(4,612%)	884,770	(8%)
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(4,567,952)	(900%)	(1,667,285)	(712%)	(2,900,667)	174%
Gain on revaluation of warrants derivative	0	0%	830,000	354%	(830,000)	(100%)
Gain on revaluation of stock awards	0	0%	110,000	47%	(110,000)	(100%)
Gain on revaluation of PIK Notes	5,328,515	1,050%	1,470,798	628%	3,857,717	262%
Other (expense)	(648,892)	(128%)	(258,252)	(110%)	(390,640)	151%
Total Other Income (Expense)	111,671	25%	485,261	(207%)	(373,590)	(77%)
Net Loss	$(9,805,137)	(1,932%)	$(10,316,317)	(4,405%)	$511,180	(5%)

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

Exploration costs, excluding depreciation expense, incurred during 2015 were $3,997,039 compared to $4,626,139 of costs incurred during the same period in 2014, a decrease of 14.0%. The decline was driven primarily by a $246,700, or 66.7%, decline in the use of outside labs for product development and testing, a $280,200, or 57.8%, decline in the use of geological consulting services, a $86,800, or 5.1%, decline in wage expense, a $61,100 decline in drilling materials and equipment maintenance, and a $57,200, or 24.5%, decline in utility (electricity) charges. These decreases were partially offset by a $163,500, or 328.9% increase in equipment rentals and leases, a $63,500, or 206.7%, increase in safety expense, a $61,300, or 67.1%, increase in building maintenance expense, a $34,600, or 357.6%, increase in consulting expense, and a $29,200 increase in workers’ compensation related to the Dragon Mine operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities while in the process of developing and commercializing halloysite clay and iron oxide. For the year ended December 31, 2016, the Company’s net loss was $7,639,772 and cash used in operating activities was $2,732,089. As of December 31, 2016, the Company has negative working capital of ($15,036), which takes into account $961,395 of accrued PIK Note interest, which the Company expects to pay in-kind and $156,000 of disputed payables for which the Company believes it has a statute of limitations defense.

Management believes that in order for the Company to meet its obligations arising from normal business operations through March 31, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations through March 31, 2018, management believes it will not have sufficient liquidity to fund its operation through March 31, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as going concern.

Cash used in operating activities in 2016 was $2,732,089 compared to $8,585,600 of cash used during the same period in 2015. Cash used in operating activities during 2016, after adjusting for non-cash items but before adjusting for changes in operating assets and liabilities, was $2,862,022, $4,889,099 less than the comparable period in 2015, driven primarily by the Company’s increase in revenue and reduction of operating expenses. After adjusting for the change in operating assets and liabilities, cash used in operating activities during 2016 was $2,732,089, $5,853,468 less than during 2015.

Cash provided by investing activities during 2016 was $335,700 compared to a use of $251,500 during the same period in 2015. The increase was due primarily to the closing of the sale of certain non-core assets during 2016.

Cash provided by financing activities during 2016 was $1,643,100 compared to a use of $61,923. The increase was due primarily to proceeds generated in June, 2016 from the private placement of $1,640,000 of common stock to certain investors.

Our total assets as of December 31, 2016 were $6,079,539 compared to $8,318,112 as of December 31, 2015, or a decrease of $2,238,573. The decrease in total assets was due primarily to a decrease in cash of $753,251 due primarily to cash used in operating activities and a decrease in property and equipment, net of $1,131,649 due primarily to the depreciation of our new mill assets, partially offset by an increase in prepaid and other long-term assets. Total liabilities were $27,047,593 at December 31, 2016 compared to $24,057,762 at December 31, 2015. The increase in total liabilities was due primarily to a $3,005,537 increase in long-term liabilities, primarily consisting of PIK Notes payable.

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

CONTRACTUAL OBLIGATIONS

Office Lease

During 2016, the Company rented office space in New York, NY on a month-to-month basis at a monthly rent of approximately $16,700 per month, for an aggregate of approximately $201,000 for the year ended December 31, 2016. Effective January 1, 2017, the Company moved to a new temporary office location in Brooklyn, NY on a month-to month basis at a monthly rent of approximately $6,000 per month. The temporary office rental is pending completion of the Company’s permanent office location in the same Brooklyn, NY building. Upon occupancy of the permanent office space, the Company has entered into a five-year lease agreement. Assuming occupancy of the new office space on April 1, 2017, the Company is obligated to pay a monthly rent of approximately $9,000 for the period from April 1, 2017 through March 31, 2022.

The following table summarizes our contractual obligations under the five-year lease agreement referred to above:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$554,000	$78,000	$217,000	$230,000	$29,000

Total	$554,000	$78,000	$217,000	$230,000	$29,000

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $200,832, $182,168and $174,091, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Applied Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule II — Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2016. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Minerals, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a history of recurring losses from operations and uses of cash in operating activities. In addition, the Company has no committed debt or equity financing and may be unable to meet its obligations arising from normal business operations through March 31, 2018. Collectively these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

March 31, 2017

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$1,049,880	$1,803,131
Accounts receivable	364,952	176,205
Deposits and prepaid expenses	371,206	322,922
Other current receivables	16,801	94,647
Total Current Assets	1,802,839	2,396,905
Property and Equipment, net	4,075,176	5,206,825
Other Assets
Deposits	200,524	269,202
Assets held for Sale	1,000	445,180
Total Other Assets	201,524	714,382
TOTAL ASSETS	$6,079,539	$8,318,112

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$622,331	$742,745
PIK Notes interest accrual	961,395	880,407
Current portion of notes payable	234,149	210,429
Total Current Liabilities	1,817,875	1,833,581
Long-Term Liabilities
Long-term portion of notes payable	13,073	33,688
PIK Notes payable, net of $15,143,123 (2016) and $17,572,885 (2015) debt discount	23,040,093	17,051,636
PIK Note derivative liability	2,176,552	5,138,857
Total Long-Term Liabilities	25,229,718	22,224,181
Total Liabilities	27,047,593	24,057,762
Commitments
Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 250,000,000 and 200,000,000 shares authorized, and 108,613,549 and 97,144,736 shares issued and outstanding at December 31, 2016 and 2015, respectively	108,614	97,145
Additional paid-in capital	68,506,530	66,106,631
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(69,573,702)	(61,933,930)
Total Stockholders’ (Deficit)	(20,968,054)	(15,739,650)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,079,539	$8,318,112

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015	2014

REVENUES	$4,013,134	$507,474	$234,221

OPERATING EXPENSES:
Production costs	2,282,805	257,654	49,464
Exploration costs	981,045	3,997,039	4,626,139
General and administrative	4,069,508	4,857,015	5,195,830
Depreciation expense	1,348,860	1,312,585	1,164,366
(Gain) from disposition of land	(108,764)	-0-	-0-
Total Operating Expenses	8,573,454	10,424,293	11,035,799

Operating Loss	(4,560,320)	(9,916,819)	(10,801,578)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(6,308,495)	(4,567,952)	(1,667,285)
Gain on revaluation of warrant derivative	-0-	-0-	830,000
Gain on revaluation of stock awards	-0-	-0-	110,000
Gain on revaluation of PIK Note derivative	3,229,043	5,328,515	1,470,798)
Other expense	-0-	(648,892)	(258,252)
Total Other Income	(3,079,452)	111,671	485,261

Net loss	$(7,639,772)	$(9,805,148)	$(10,316,317)

Net Loss Per Share (Basic and Diluted)	$(0.07)	$(0.10)	$(0.11)

Weighted Average Shares Outstanding (Basic and Diluted)	103,124,288	96,033,553	94,895,194

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, December 31, 2013	94,646,013	$94,646	$63,213,893	$(20,009,496)	$(41,812,476)	$1,486,567

Shares issued for directors fees and other services	408,539	409	326,860	- 0 -	- 0 -	327,269

Warrant cancellation	- 0 -	- 0 -	120,000	- 0 -	- 0 -	120,000

Stock-based compensation expense	- 0 -	- 0 -	865,716	- 0 -	- 0 -	865,716

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(10,316,317)	(10,316,317)

Balance, December 31, 2014	95,054,552	95,055	64,526,469	(20,009,496)	(52,128,793)	(7,516,765)

Shares issued for directors fees and other services	1,045,788	1,046	378,890	- 0 -	- 0 -	379,936

Shares issued for employee bonus	29,310	29	63,859	- 0 -	- 0 -	63,888

Shares issued for liquidated damages	1,015,086	1,015	739,996	- 0 -	- 0 -	741,011

Stock-based compensation expense	- 0 -	- 0 -	397,417	- 0 -	- 0 -	397,417

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(9,805,137)	(9,805,137)

Balance, December 31, 2015	97,144,736	97,145	66,106,631	(20,009,496)	(61,933,930)	(15,739,650)

Shares issued for directors fees and other services	203,980	204	53,710	- 0 -	- 0 -	53,914

Shares issued for employee compensation	331,494	332	57,416	- 0 -	- 0 -	57,748

Shares and warrants issued in private placement	10,933,339	10,933	1,629,067	- 0 -	- 0 -	1,640,000

Stock-based compensation expense	- 0 -	- 0 -	659,706	- 0 -	- 0 -	659,706

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(7,639,772)	(7,639,772)

Balance, December 31, 2016	108,613,549	$108,614	$68,506,530	$(20,009,496)	$(69,573,702)	$(20,968,054)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2016	2015	2014

Cash Flows From Operating Activities:
Net loss	$(7,639,772)	$(9,805,137)	$(10,316,317)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,348,860	1,312,585	1,164,366
Amortization of discount – PIK Notes	2,696,500	1,259,159	218,031
Amortization of deferred financing costs	7,500	7,500	1,250
Accrued interest on PIK Notes	3,551,195	3,221,035	1,076,250
Stock issued for director and consulting services	53,914	379,936	327,269
Stock-based compensation expense	659,706	397,417	865,716
Stock issued for liquidated damages	--	741,011	--
Stock issued for employee compensation	57,748	63,888	--
(Gain) on revaluation of warrant derivative	--	--	(830,000)
(Gain) on revaluation of PIK Notes	(3,229,043)	(5,328,515)	(1,470,798)
(Gain) on revaluation of stock awards for non-employees	--	--	(110,000)
(Gain) on disposal of property	(108,764)	--	--
Change in operating assets and liabilities:
Accounts receivable	(188,747)	(63,374)	(107,075)
Other receivables	77,846	(94,646)	--
Deposits and prepaid expenses	20,394	(33,543)	149,239
Accounts payable and accrued expenses	(39,426)	(642,873)	1,028,218
Net Cash (Used In) Operating Activities	(2,732,089)	(8,585,557)	(8,003,851)

Cash Flows From Investing Activities:
Sale of property	552,944	--	--
Purchases of property and equipment	(217,211)	(251,055)	(2,039,562)
Net Cash (Used In) Provided By Investing Activities	335,733	(251,055)	(2,039,562)

Cash Flows From Financing Activities:
Payments on notes payable	(237,235)	(61,923)	(440,471)
Proceeds from notes payable	240,340	--	--
Proceeds from PIK notes payable	--	--	12,499,998
Proceeds from sale of common stock	1,640,000	--	--
Net Cash (Used In) Provided By Financing Activities	1,643,105	(61,923)	12,059,527

Net (decrease) increase in cash and cash equivalents	(753,251)	(8,898,535	2,016,114
Cash and cash equivalents at beginning of year	1,803,131	10,701,666	8,685,552
Cash And Cash Equivalents At End Of Year	$1,049,880	$1,803,131	$10,701,666

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,956	$12,839	$10,460
Income taxes	$490	$13,017	$1,431

Supplemental disclosure of noncash investing and financing activities:
Property and equipment financed with note payable	$--	$--	$149,129

Construction-in-progress in accounts payable	$--	$--	$120,000

Prepaid insurance financed with note payable	$240,340	$233,940	$245,390

Reclassification of Construction in Progress to building and equipment	$--	$--	$3,091,163

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

The Company is currently selling one of its products, AMIRON iron oxide, to one customer on an ongoing basis. That customer uses the AMIRON as a catalyst to adsorb a gas. The agreement with the customer calls for the sale of $5.0 million of AMIRON over a period of 18 months, which commenced in December 2015. Through December 2016 the Company sold approximately $3.7 million of the $5.0 million of AMIRON required by the agreement. The Company has agreed not to sell AMIRON to other customers for use in the same application for five years. The customer may elect to make another $5.0 million purchase at the end of five years and extend the exclusivity for this application for a total of ten years. For the years ended December 31, 2016 and 2015 revenues from this customer accounted for 88% and 26% of total revenues, respectively. As of December 31, 2016 and 2015 amounts owed from this customer comprised 90% and 33% of accounts receivable, respectively.

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has a history of recurring losses from operations and use of cash in operating activities while in the process of developing and commercializing halloysite clay and iron oxide. For the year ended December 31, 2016, the Company’s net loss was $7,639,772 and cash used in operating activities was $2,732,089. As of December 31, 2016, the Company had negative working capital of ($15,036), which takes into account $961,395 of accrued PIK Note interest, which the Company expects to pay in-kind and $156,000 of disputed payables for which the Company believes it has a statute of limitations defense.

Management believes that in order for the Company to meet its obligations arising from normal business operations through March 31, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations through March 31, 2018, management believes it will not have sufficient liquidity to fund its operations through March 31, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2016 and 2015.

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

Depreciation expense for the years ended December 31, 2016, 2015 and, 2014 totaled $1,348,860, $1,312,585, and $1,164,366, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. As of December 31, 2016, there was no impairment of long-lived assets.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2016 no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

Stock Options and Warrants

The Company follows Accounting Standard Codification (“ASC”) 718 (Stock Compensation) and 505-50 (Equity-Based Payments to Non-employees), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders. Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Beginning in the quarter ended June 30, 2013 the Company began using the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company previously utilized the contractual term as the expected term.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at December 31, 2016.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-10): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date the financial statements are issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in 2016 (see Note 2).

In November 2015, the FASB issued ASU 2015-17, “Income Taxes”, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. The update also requires certain incremental disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and disclosures.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	2016	2015
Land	$500,000	$500,000
Land improvements	171,122	164,758
Buildings	3,129,519	3,116,515
Mining equipment	1,775,884	1,697,583
Milling equipment	2,806,834	2,702,969
Laboratory equipment	607,716	594,451
Office equipment	69,900	69,625
Vehicles	150,810	148,673
	9,211,785	8,994,574
Less: Accumulated depreciation	5,136,609	3,787,749
Total	$4,075,176	$5,206,825

NOTE 5 – ASSETS HELD FOR SALE

During the third quarter of 2015, the Company reclassified its non-core Atlas Mine properties, located in and around Mullan, Idaho, from property and equipment to assets held for sale as the Company began exploring various strategic options to further monetize the value of the land and any associated mineral resources.

In December 2015, the Company put four parcels owned in Idaho up for auction. Three of the four properties sold but settled in January 2016 for a gross sales price of $172,948. The Company received net process of $155,187, net of $17,761 of selling expenses. On April 21, 2016, the Company sold the fourth parcel for gross proceeds of $418,000. The Company received net process of $380,000, net of a 10% buyer’s premium paid to the auction firm, J.P. King.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2016	December 31, 2015

Financial instruments:
Series 2023 Note Derivative	$-0-	$-0-	$142,909	$142,909	$262,764
Series A Note Derivative	$-0-	$-0-	$2,033,643	$2,033,643	$4,876,093

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs for 2016 and 2015:

	2016	2015
Balance at beginning of year	$5,138,857	$10,035,625
Issuance of additional Series 2023 Notes	18,807	36,665
Issuance of additional Series A Notes	247,931	395,082
Net unrealized gain included in operations	(3,229,043)	(5,328,515)

Balance at end of year	$2,176,552	$5,138,857

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at December 31, 2016 and 2015 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was approximately $23,361,553 and $21,800,000 at December 31, 2016 and 2015 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.12	$0.28
Exercise price	$1.28	$1.36
Term (years)	6.58	7.58
Dividend yield	$-0-	$-0-
Expected volatility	86.2%	72.9%
Risk-free interest rate	2.18%	2.12%

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2016	December 31, 2015

Market price and estimated fair value of stock	$0.12	$0.28
Exercise price	$0.83	$0.92
Term (years)	6.58	2.82
Dividend yield	$-0-	$-0-
Expected volatility	86.2%	72.9%
Risk-free interest rate	2.18%	2.12%

NOTE 7 - NOTES AND LEASES PAYABLE

Notes payable at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016		2015

Note payable for mining equipment, payable $950 monthly, including interest (a)	$	- 0 -	$3,714
Note payable for equipment, payable $1,339 monthly, including interest (b)		28,033	42,235
Note payable for mine site vehicle, payable $628 monthly (c)		5,655	13,196
Note payable to an insurance company, payable $9,055 monthly, including interest (d)		- 0 -	60,953
Note payable to an insurance company, payable $18,609 monthly, including interest (e)		- 0 -	124,019
Note payable to an insurance company, payable $6,460 monthly, including interest (f)		51,679	- 0 -
Note payable to an insurance company, payable $16,297 monthly, including interest (g)		161,855	- 0 -
		247,222	244,117
Less: Current Portion		(234,149)	(210,429)
Notes Payable, Long-Term Portion		$13,073	$33,688

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

(d)	The Company signed a note payable with an insurance company dated October 21, 2015 for liability insurance, due in monthly installments, including interest at 11.845%.
(e)	The Company signed a note payable with an insurance company dated October 17, 2015 for liability insurance, due in monthly installments, including interest at 3.000%.
(f)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, due monthly installments, including interest at 4.15%
(g)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, due monthly installments, including interest at 2.60%

The following is a schedule of the principal maturities on these notes as of December 31, 2016:

2017	$234,149
2018	13,073
Total Notes Payable	$247,222

During the 2016 and 2015, the Company's interest payments totaled $4,956 and $12,839, respectively.

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

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/downround protection	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if a Specified Event occurs
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of December 31, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,071,008	$24,125,958	$38,196,966
Less: Discount	(1,721,898)	(13,421,225)	(15,143,123)
Less: Deferred Financing Cost	(5,064)	(8,686)	(13,750)
PIK Note Payable, Net	$12,344,046	$10,696,047	$23,040,093

PIK Note Derivative Liability	$142,909	$2,033,643	$2,176,552

As of December 31, 2015, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$12,762,816	$21,882,955	$34,645,771
Less: Discount	(1,854,894)	(15,717,991)	(17,572,885)
Less: Deferred Financing Cost	(7,828)	(13,422)	(21,250)
PIK Note Payable, Net	$10,900,094	$6,151,542	$17,051,636

PIK Note Derivative Liability	$262,764	$4,876,093	$5,138,857

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

●	Exercise Price- initially $0.92 per share (adjusted down to $0.83 per share after the Company’s capital raise closed on June 27, 2016) and will be (i) adjusted from time to time pursuant anti-dilution provisions and (ii) reduced by $0.10 per share if the Company elects to exercise its Extension Option.
●

Stated Interest: 10% payable semiannually in arrears, provided that the interest rate shall be reduced to 1% per annum on the principal amount of the Note upon the occurrence of the Specified Event, as defined below.

●	Specified Event- means the event that may occur after the second anniversary of the Issuer Date if: (i) any amounts under the Series 2023 Notes or any Replacement Financing are outstanding, (ii) the volume weighted average price (“VWAP”) for the preceding 30 consecutive Trading Days as determined by the Board of Directors of the Issuer in good faith is in excess of the Exercise Price, (iii) the closing Market Price of the common stock is in excess of the Exercise Price on the date immediately preceding the date on which the Specified Event occurs, (iv) no Default or Event of Default has occurred and is continuing and (v) the Issuer has delivered a certificate to each holder of Series A Notes certifying that the conditions set forth in clauses (i) through (iv) above have been met.
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

The Series A Notes are mandatorily convertible by the Company at any time that is two years after issuance only if either of the following conditions exist: (A) (i) the maturity date of the Series A Notes has not been extended, (ii) the VWAP over the preceding 10 trading days is at or in excess of $1.00 per share, (iii) the closing market price of the common stock is at or in excess of $1.00 per share on the day before a mandatory conversion notice is issued, (iv) all outstanding amounts, if any, of the Series 2023 Notes or replacement financing for the Series 2023 Notes have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144 or (B) (i) the VWAP over the preceding 20 trading days is in excess of the greater of $1.40 per share, the conversion price of the Series 2023 Notes (currently a $1.28 per share, adjusted for the sale of the Series A Notes), if any, and the conversion price of the Replacement Financing, if any, (ii) the closing market price of the common stock is in excess of the greater of $1.36 per share, the conversion price of the Series 2023 Notes, if any, and the conversion price of the replacement Financing, if any, on the day before a mandatory conversion notice is issued, (iii) all outstanding amounts, if any, of the Series 2023 Notes or Replacement Financing have been converted into common stock and (v) a registration statement is effective or a holder of the Series A Notes may sell the conversion shares under Rule 144.

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

In May 2016 and November 2016, the Company issued $1,094,148 and $1,148,855, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

At December 31, 2016, the fair value of the Series A Note Derivative was estimated to be $2,033,643, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2016 for the semi-annual interest payments due. During the year ended December 31, 2016, the Company amortized $2,549,433 of debt discount and deferred financing cost relating to the Series A Notes Payable and issued additional PIK Notes in lieu of interest payments of $2,243,003, increasing the Series A Notes Payable carrying value to $10,696,047 as of December 31, 2016.

Series 2023 Notes

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February, 2016 and August, 2016, the Company issued $638,140 and $670,048, respectively, in additional PIK Notes to the holders to pay the semi-annual interest. In February, 2015 and August, 2015, the Company issued $578,813 and $607,753, respectively, in additional PIK Notes to the holders to pay the semi-annual interest. In February, 2014 and August, 2014, the Company issued $525,000 and $551,250, respectively, in additional PIK Notes to the holders to pay the semi-annual interest.

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share initially, which is subject to customary anti-dilution adjustments; these anti-dilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes and then adjusted further down to $1.28 after the Company’s capital raise closed on June 27, 2016. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock, into 7,720,588 shares after the issuance of the Series A Notes and into 8,203,125 shares of common stock after the private placement in June 2016. The holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of December 31, 2016, the Company was in compliance with the covenants.

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

At December 31, 2016, the fair value of the Series 2023 Note Derivative was estimated to be $142,909, which includes the value of the derivative related to additional PIK Notes issued in February and August 2016 for the semi-annual interest payments due. During the year ended December 31, 2016, the Company amortized $154,567 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes in lieu of interest payments of $1,308,192, increasing the Series 2023 Notes Payable carrying value to $12,344,046 as of December 31, 2016.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2016 and 2015, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2016, stockholders of the Company approved to increase the authorized shares of common stock from 200,000,000 to 250,000,000 shares, $0.001 par value per share. At December 31, 2016 and 2015, 108,613,549 and 97,144,736 shares were issued and outstanding, respectively.

2016

During June 2016, the Company issued 10,933,333 shares of common stock together with warrants to acquire 3,283,283 shares of commons stock in a private placement for proceeds of $1,640,000. During 2016 the Company issued a total of 203,980 shares of common stock valued at $53,914 to directors and consultants as payments of fees.

2015

During 2015 the Company issued a total of 1,045,788 shares of common stock valued at $379,936 to directors and consultants as payments of fees.

2014

During 2014 the Company issued a total of 408,539 shares of common stock valued at $327,269 to directors and consultants as payments of fees.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Derivative Instruments - Warrants

The Company issued 5,000,000 warrants (“Samlyn Warrants”) in connection with the December 22, 2011 private placement of 10,000,000 shares of common stock. The strike price of these warrants was $2.00 per share at the date of grant. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary anti-dilution provisions, the notes contain a down-round provision whereby the exercise price would be adjusted downward in the event that additional shares of the Company's common stock or securities exercisable, convertible or exchangeable for the Company's common stock were issued at a price less than the exercise price. Therefore, the fair value of these warrants (based on observable inputs) was recorded as a liability in the balance sheet until they were canceled. On November 3, 2014, the Company cancelled the warrant arrangement, resulting in a $120,000 credit to equity.

During 2014, the Company recorded other income of $830,000, resulting from the changes in the fair value of the warrant liability, mainly due to a lower stock price and a change in the volatility utilized by the Company.

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at December 31, 2016 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.25	3,283,283	4.5	$0.25
$1.15	461,340	4.3	$1.15
	3,744,623	4.5	$0.36

During 2016, warrants to acquire 3,283,283 shares of common stock at an exercise price of $0.25 per share were issued in connection with the private placement of common stock. No warrants were issued in 2015 and 2014.

During 2016, warrants to acquire 267,769 shares of common stock expired.

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

The significant assumptions relating to the valuation of the Company's options issued for 2016 and 2015 were as follows on a weighted average basis:

	2016	2015
Dividend Yield	0%	0%
Expected Life (in years)	5.00	7.00
Expected Volatility	85.2%	72.9%
Risk Free Interest Rate	1.24%	2.00%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2016 and 2015 is as follows:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	17,806,472	$1.00	17,053,116	$1.02
Issued	3,771,488	0.24	988,355	0.63
Forfeited	(300,481)	0.83	(235,000)	0.77
Outstanding at end of period	21,277,479	$0.87	17,806,472	$1.00

During the year ended December 31, 2016, the Company granted 3,771,488 options to purchase the Company’s common stock with a weighted average exercise price of $0.24. Of the 3,771,488 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
250,000	Immediately	01/01/2016	01/01/2016
158,206	Immediately	01/05/2016	01/05/2016
43,885	Immediately	01/06/2016	01/06/2016
32,415	Immediately	01/09/2016	01/09/2016
2,013,655	Immediately	05/11/2016	05/11/2016
350,000	Immediately	08/01/2016	08/01/2016
500,000	Monthly	07/06/2016	08/15/2017
81,522	Annually	01/19/2016	01/19/2018
81,395	Annually	01/27/2016	01/27/2018
80,000	Annually	01/28/2016	01/28/2018
144,815	Annually	01/29/2016	01/29/2018
35,595	Annually	02/01/2016	02/01/2018

A summary of the status of the options outstanding at December 31, 2016 is presented below:

Options Outstanding			Options Exercisable

	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
	Contractual	Exercise	Number	Exercise
Number Outstanding	Life (years)	Price	Exercisable	Price

500,000	9.52	$0.16	166,667	$0.16
81,395	7.14	$0.21	- 0 -	$ N/A
100,000	3.71	$0.22	100,000	$0.22
1,066,155	4.36	$0.24	1,066,155	$0.24
1,297,500	6.75	$0.25	1,297,500	$0.25
35,595	6.29	$0.27	- 0 -	$ N/A
474,815	7.36	$0.28	250,000	$0.28
234,506	6.13	$0.285	234,506	$0.285
81,522	4.05	$0.30	- 0 -	$ N/A
200,000	8.12	$0.66	200,000	$0.66
150,000	8.10	$0.68	49,995	$0.68
7,233,277	1.99	$0.70	7,233,277	$0.70
488,356	8.38	$0.73	255,011	$0.73
3,104,653	5.15	$0.83	3,104,653	$0.83
975,000	7.45	$0.84	891,667	$0.84
300,000	6.64	$1.10	300,000	$1.10
300,000	6.48	$1.15	300,000	$1.15
100,000	1.08	$1.24	100,000	$1.24
115,000	4.24	$1.35	115,000	$1.35
125,000	1.08	$1.45	125,000	$1.45
330,000	4.95	$1.55	330,000	$1.55
7,645	1.67	$1.58	7,645	$1.58
3,077,060	5.89	$1.66	3,077,060	$1.66
900,000	4.63	$1.90	900,000	$1.90
21,277,479	4.60	$0.87	20,104,136	$0.87

Compensation expense of $554,288, $397,417, and $865,716 has been recognized for the vested options for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2016 was $0. At December 31, 2016, $145,899 of unamortized compensation expense for unvested options will be recognized over the next 4.12 years on a weighted average basis.

NOTE 11 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury stock method and the average market price per share during the year as well as the conversion of notes. At December 31, 2016, there were options outstanding to purchase 21,277,479 shares of common stock of the Company, warrants outstanding to purchase 3,744,623 shares of common stock of the Company and notes payable outstanding convertible into 40,060,395 shares of common stock of the Company. At December 31, 2015, there were options outstanding to purchase 17,956,742 shares of common stock of the Company, warrants outstanding to purchase 729,109 shares of common stock of the Company and notes payable outstanding convertible into 33,170,241 shares of common stock of the Company. At December 31, 2014, there were options outstanding to purchase 17,053,116 shares of common stock of the Company, warrants outstanding to purchase 1,172,930 shares of common stock of the Company and notes payable outstanding convertible into 30,086,389 shares of common stock of the Company.

NOTE 12 – INCOME TAXES

The Company calculates its deferred tax assets and liabilities using the federal tax rate of 35% and the following effective state rates, net of Federal benefits: Idaho (0.03%), Utah (2.55%), and New York State/New York City (0.35%).

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$31,980,117	$28,475,616
Stock-based compensation	4,496,398	4,240,612
Total deferred tax assets	36,476,515	32,716,228

Deferred tax liabilities:
Fixed assets	(17,261)	(348,869)
Less: valuation allowance	(36,459,254)	(32,367,359)
	$--	$--

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance increased by $4,091,895, $5,672,480, and $4,935,303in the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the Company had net operating loss carry-forwards of $85,360,835 for Federal income tax purposes and $59,054,627for state and local income tax purposes. The Federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2036 and state loss carry-forwards expire from 2024 through 2036, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s Federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2016 and 2015.

The Internal Revenue Code of 1986, as amended (the Code) provides for a limitation of the annual use of net operating losses following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company’s formation, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for Federal or state income tax purposes

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2016		December 31, 2015		December 31, 2014

Federal statutory rate	$(2,673,920)	35.0%	$(3,457,068)	35.0%	$(3,610,711)	35.0%
State income taxes – Idaho	(2,455)	0.03%	(7,652)	0.1%	(11,016)	0.1%
State income taxes - Utah	(191,070)	2.5%	(243,973)	2.5%	(239,093)	2.3%
State and local income taxes - NY	(28,559)	0.4%	(30,468)	0.3%	(46,372)	0.4%
Change in valuation allowance	4,091,895	(53.6%)	5,672,480	(57.5%)	4,935,302	(47.8%)
Net nontaxable income related to derivatives	(1,214,608)	15.9%	(2,005,896)	20.3%	(843,861)	8.2%
Miscellaneous	18,717	(0.2%)	72,577)	(0.70%%	(184,249	2.0)
	$--	0%	$--	0%	$--	0%

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

Mr. Taft participated in the Series A Note financing described in Note 8, with the following investments, which were utilized by the Company to fund its operations:

Investor	Investment	OID/Discount	Principal	Shares Issuable at 0.83 (excluding interest)

IBS Turnaround Fund (A Limited Partnership)	$531,960	0.66	$806,000	971,084

IBS Turnaround Fund QP (A Limited Partnership)	1,118,040	0.66	1,694,000	2,040,964

IBS Opportunity Fund, Ltd.	350,000	0.66	530,303	638,918
	$2,000,000		$3,030,303	3,650,966

NOTE 14 – COMMITMENTS

Office Lease

During 2016, the Company rented office space in New York, NY on a month-to-month basis at a monthly rent of approximately $16,700 per month, for an aggregate of approximately $201,000 for the year ended December 31, 2016. Effective January 1, 2017, the Company moved to a new temporary office location in Brooklyn, NY on a month-to month basis at a monthly rent of approximately $6,000 per month. The temporary office rental is pending completion of the Company’s permanent office location in the same Brooklyn, NY building. Upon occupancy of the permanent office space, the Company has entered into a five-year lease agreement. Assuming occupancy of the new office space on April 1, 2017, the Company is obligated to pay a monthly rent of approximately $9,000 for the period from April 1, 2017 through March 31, 2022.

The following table summarizes the Company’s contractual obligations under the five-year lease agreement referred to above:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$554,000	$78,000	$217,000	$230,000	$29,000

Total	$554,000	$78,000	$217,000	$230,000	$29,000

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $200,832, $182,168 and $174,091, respectively.

NOTE 15 - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2016 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$923,711	$975,328	$1,112,467	$1,001,628
Operating loss	$(1,017,490)	$(1,153,204)	$(1,097,913)	$(1,291,713)
Net (loss)	$(2,106,846)	$(1,810,425)	$(3,185,359)	$(537,142)
(Loss) Per Share (Basic and Diluted)	$(0.02)	$(0.02)	$(0.03)	$(0.01)

2015 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$235,586	$43,293	$65,848	$162,747
Operating loss	$(2,022,257)	$(2,415,818)	$(2,803,433)	$(2,675,300)
Net income (loss)	$(4,674,752)	$1,792,956	$(2,728,876)	$(4,194,465)
Income (Loss) Per Share (Basic and Diluted)	$(0.02)	$0.02	$(0.03)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2016 and 2015, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2016.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and chief financial officer, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").

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

SEC Release 33-8809 defines “material weakness” as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statement will not be prevented or detected on a timely basis. SEC release 33-8809 defines “significant deficiency” as a deficiency, or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Changes in Internal Controls over Financial Reporting

There was no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Mario Concha	76	Chairman since 2016; Director since 2013	President, Mario Concha and Associates
John F. Levy	61	Vice Chairman since 2016; Director since 2008	CEO of Board Advisory
Robert T. Betz	75	Director since 2014	Owner, Personal Care Ingredients
David A. Taft	60	Director since 2008	President of IBS Capital
Ali Zamani	36	Director since 2014	Portfolio Manager at Gefinor Capital Management
Andre Zeitoun	44	Director, President, and CEO since January, 2009	President and CEO of the Company
Christopher T. Carney	46	Officer since 2015	Chief Financial Officer of the Company
William Gleeson	74	Officer since 2011	General Counsel of the Company

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

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

John F. Levy, Non-Executive Chairman and Director

Mr. Levy became a director of the Company in January 2008. Mr. Levy currently serves as the Chief Executive Officer and principal consultant for Board Advisory (the “Levy Company”), a consulting firm established to assist public companies, or companies aspiring to be public, with corporate governance, corporate compliance, ethics, financial reporting and financial strategies.  He has held this role since May 2005. Mr. Levy is a recognized corporate governance and financial reporting expert with over 30 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms and having served as Chief Financial Officer of both public and private companies for over 13 years.  Mr. Levy currently serves on the board of directors of two other public companies: Takung Art Co., Ltd. (since February 2016), operator of an electronic online platform or artists, art dealers and art investors to offer and trade in ownership units over valuable artwork; and Washington Prime Group, Inc. (since June 2016), a retail REIT that owns, develops and manages 114 shopping centers in the United States.  Mr. Levy also served on the board of directors of Applied Energetics, Inc., a company specializing in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, until February 2016; Gilman Ciocia, Inc., a former financial planning and tax preparation firm, until October 2013; BrightPoint, Inc., a former NASDAQ listed device lifecycle services provider to the wireless industry, until October 2012; and China Commercial Credit, Inc., a financial services firm operating in China, until December 2016.  Mr. Levy served as Interim Chief Financial Officer of Universal Food & Beverage Company from November 2005 to March 2006.  Universal Food & Beverage Company filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy also served as a board member and program chair for the New Jersey Chapter of the National Association of Corporate Directors (“NACD”) from October 2007 to June 2012.  Mr. Levy is a frequent speaker on the roles and responsibilities of board members and audit committee members.  He has authored and presented numerous courses on finance, management and governance to state accounting societies including THE 21ST CENTURY DIRECTOR: Ethical and Legal Responsibilities of Board Members.  Mr. Levy is a Certified Public Accountant with several years of experience.  Mr. Levy is a graduate of the Wharton School of Business at the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia, Pennsylvania.  Mr. Levy is a NACD Board Leadership Fellow.

Mr. Levy is a Certified Public Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath, and Grant Thornton. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University (PA).

Key attributes, experience and skills: Mr. Levy has over 35 years of progressive financial, accounting, and business experience, including having served as Chief Financial Officer of both public and private companies for over 13 years.  Mr. Levy brings to the board expertise in corporate governance and compliance matters along with extensive experience gained from numerous senior executive positions with public companies. Further, Mr. Levy’s service on the boards of directors of public companies in a variety of industries allows him to bring a diverse blend of experiences to the Company’s board.

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

Christopher T. Carney, Chief Financial Officer

From February 2009 through May 2012, Mr. Carney was the Interim Chief Financial Officer of the Company. From May 2012 through August 2015, Mr. Carney was a VP of Business Development for the Company. Mr. Carney was appointed Chief Financial Officer of the Company in August 2015 when previous Chief Financial Officer resigned. From March 2007 until December 2008, Mr. Carney was an analyst at SAC Capital/CR Intrinsic Investors, LLC, a hedge fund, where he evaluated the debt and equity securities of companies undergoing financial restructurings and operational turnarounds. From March 2004 until October 2006, Mr. Carney was a distressed debt and special situations analyst for RBC Dain Rauscher Inc., a registered broker-dealer. Mr. Carney graduated with a BA in Computer Science from Lehman College and an MBA in Finance from Tulane University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2016 except for one filing each by Messrs. Taft (and his controlled entity, IBS Capital), Betz, Concha, Zamani, and Levy.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics is posted on our website at www.appliedminerals.com and can be obtained at no cost by mail at: Applied Minerals, Inc., 55 Washington Street, New York, N.Y. 11201 We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

Board Meetings

There were ten meetings of the Board of Directors held in 2016. Every director attended at least 75% of all board meetings and all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Zeitoun.

	Audit Committee	Governance and Nominating Committee	Compensation Committee	Health, Safety and Environment Committee	Operations Committee
Mario Concha	X	X	X*	X	X*
John Levy		X*	X
Robert Betz	X*	X	X	X*	X
Ali Zamani	X			X
Andre Zeitoun				X	X

* Committee Chairman

The charters of the Committees are available on the Company’s website, www.appliedminerals.com.

The Audit Committee satisfies the definition of Audit Committee in Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Zamani is an audit committee financial expert as the term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of NASDAQ (the independence standard used by the Company) and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

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

Audit Committee

Robert Betz, Chairman

Mario Concha

Ali Zamani

The Nomination Process

The general criteria that our Board uses to select nominees includes the following: reputation for integrity, honesty and adherence to high ethical standards; demonstrated business acumen, experience, and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; willingness and ability to contribute positively to the decision-making process of the Company; commitment to understand the Company, its risk factors and its industry and to regularly attend and participate in meetings of the Board and its committees; interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, creditors and the general public; ability to act in the interests of all stakeholders; and the absence of any appearance of a conflict of interest that would impair the nominee's ability to represent the interests of all of the Company’s stockholders and to fulfill the responsibilities of a director. There are, however, no specific minimum qualifications that nominees must have in order to be selected. The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominee's name and qualifications for Board membership and should be addressed in writing to the President, Applied Minerals, Inc., 55 Washington Street, Brooklyn, N.Y. 11209 There have been no changes in the procedures by which shareholders may recommend candidates for director.

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

There were no interlocks during 2016.

Mr. Zeitoun participated in deliberations of the board of directors concerning executive officer compensation other than his own.

Shareholder Communications to the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to Applied Minerals, Inc. Board of Directors, c/o President & CEO, 55 Washington Street, Brooklyn, N.Y. 11209. The President will receive the correspondence and forward it to the individual director or directors to whom the communication is directed or to all directors, if not directed to one or more specifically.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)		Option Award ($) (1)		Total ($)
Andre M. Zeitoun	2016	350,000		150,000	(2)	13,600	(3)	513,000
	2015	600,000		299,000	(4)	50,000	(4)	949,000
	2014	600,000		400,000	(5)	--		1,000,000

Christopher Carney (6) (8)	2016	181,250	(7)	- 0 -		3,400		184,650
	2015	200,000		37,500	(9)	54,062	(9) (10)	291,562
	2014	200,000		- 0 -		31,055		231,055

William Gleeson (5) (8)	2016	250,000		- 0 -		3,400	(8)	253,400
	2015	300,000		37,500	(9)	37,500	(9)	375,000
	2014	300,000		- 0 -		270,486	(11)	545,486

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

(2)	Mr. Zeitoun’s revenue-related bonus for 2016 was 4% of the first $4 million in revenues up to a bonus of $150,000.

Revenues for 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded $5 million. The bonus paid was agreed upon by the Compensation Committee and Mr. Zeitoun.

(3)

Mr. Zeitoun’s 2016 bonus was based on the achievement of personal goals. No determination was made when the performance goals were established as to the probability that the goals would be achieved. The bonus arrangement provided for a maximum bonus of $100,000 for achievement of personal goals payable in stock options. In January, 2017 Mr. Zeitoun was paid this bonus through an award of options to purchase 400,000 shares of common stock for $0.25 per share. The options have a term of five years. The Black Scholes value of each option was $0.034.

(4)

Mr. Zeitoun's 2015 potential bonus arrangement, as determined in February, 2015, was as follows: the total amount of the possible bonus compensation to Mr. Zeitoun would be $500,000; $200,000 would be based on personal performance metrics; $300,000 would be based on revenue goals. Revenues could include the amount of firm commitment and take-and-pay arrangements. The last $100,000 based on revenue goals would be payable in stock or options. If revenues were below $2 million, no revenue-based bonus would be paid; if between $2 million and $2,999,999, $100,000 in cash would be paid; if between $3 and $3,999,999, a total of $150,000 in cash would be paid; if between $4 million and $4,999,999, a total of $200,000 in cash would be paid; if $5 million or more, a total of $200,000 in cash and $100,000 in stock options would be paid. No determination was made when the performance goals were established as to the probability that the goals would be achieved. Revenues for 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded $5 million. The amount of the 2015 bonus was determined in 2016 by negotiation between the Board and Mr. Zeitoun in January, 2016.

(5)

Mr. Zeitoun’s 2014 bonus was based on full achievement of goals specified by the Board of Directors. No determination was made when the performance goals were established as to the probability that the goals would be achieved.

(6)

Mr. Carney has served as Vice President Business Development since 2011. In 2015, he was appointed Chief Financial Officer while retaining his position as Vice President Business Development. His compensation did not change upon being appointed CFO.

(7)

Mr. Carney's 2016 salary was at the rate of $200,000 per year for first 7.5 months of 2016 and was at the rate of $150,000 for the final 4.5 months. Mr. Carney agreed to reduce his salary by $50,000 in the period from August 15, 2016 to August 1, 2017 in exchange for options that had a Black Scholes value of approximately $40,500. The options are three-year options, but in accordance with Mr. Carney’s offer to exchange cash for options, the number of options was based on $50,000 divided by the Black Scholes value of five-year options.

(8)

The 2016 bonus arrangements for each of Messrs. Carney and Gleeson were based on the achievement of personal goals. No determination was made when the performance goals were established as to the probability that the goals would be achieved. The bonus arrangement provided for a maximum bonus of $25,000 for achievement of personal goals payable in stock options. In January, 2017, Messrs. Carney and Gleeson were each paid their bonuses through an award of options to purchase 100,000 shares of common stock for $0.25 per share. The Black-Scholes value of each option was $0.034.

(9)

The 2015 potential bonus arrangement for each Messrs. Carney and Gleeson, as determined in February, 2015, was as follows: the total amount of the possible bonus compensation would be $100,000; $25,000 would be based on personal performance metrics; $75,000 would be based on revenue goals. Revenues could include the amount of firm commitment and take-and-pay arrangements. If revenues exceeded f $5 million or more, a total of $75,000 No determination was made when the performance goals were established as to the probability that the goals would be achieved. Revenues for 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded $5 million. In January, 2016, the Board determined that although all of the goals we satisfied, the total bonus to be paid to each of Messrs. Carney and Gleeson was $75,000 and up to $37,500 would be paid in cash and the remainder would be paid in options. In March, 2016, Messrs. Carney and Gleeson elected to receive $37,500 of his 2015 bonus in cash and the remaining $37,500 of value in options to purchase common stock of the Company. These options provide the right to purchase 248,344 shares of common stock of the Company at a price of $0.24 per share over a five-year period.

(10)

During February, 2015 Mr. Carney was granted options to purchase 50,000 shares of common stock of the Company. The fair value of the options at the time of grant was $16,562. They were granted to Mr. Carney for his performance as VP of Business Development during 2014 but were not part of a pre-defined bonus arrangement. In June, 2014, Mr. Carney was granted options to purchase 75,000 shares of common stock of the Company. The fair value of the options at the time of grant was $31,055. They were granted to Mr. Carney for his performance as VP of Business Development during 2013 but were not part of a pre-defined bonus arrangement.

(11)

In June, 2014 Mr. Gleeson was granted options to purchase 600,000 shares of common stock of the Company. The fair value of the options at the time of grant was $270,486. They were granted to Mr. Gleeson for his performance as General Counsel.

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control.

In accordance with SEC rules, the following statements are based on the assumption that the triggering event took place on December 31, 2016.

In the event Mr. Zeitoun was terminated without Cause or terminated for Good Reason, he would receive, in addition to the accrued obligations, (i) six months of base salary ($175,000), (ii) one-half of bonus amounts not yet earned, and (ii) an amount equal to six months of COBRA payments. For 2016, Mr. Zeitoun's was eligible to receive a revenue-related bonus of up to $150,000 and a performance bonus of up to $500,000 ($400,000 if the Company was cash flow positive and up to $100,000 for personal goals).

Mr. Carney. In the event Mr. Carney was terminated by the Company without Cause or he terminated his employment for Good Reason, he would receive (i) not less than two months of his base salary and (ii) continuation of benefits on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Carney's base salary was $200,000.

Mr. Gleeson. In the event Mr. Gleeson terminated by the Company without Cause or he terminates his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Gleeson's base salary was $250,000.

Grants of Plan-Based Awards

The following table lists the plan-based awards granted under the 2012 Long-Term Incentive Plan to Named Executive Officers in 2016. All were granted under the 2016 Long-Term Incentive Plan.

Name	Grant date	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)

Andre Zeitoun	05-11-16	321,123 (1)	0.24	24,726
Christopher Carney (2)	05-11-16	248,344 (1)	0.24	19,122
	07-06-16	500,000 (2)	0.16	36,000
William Gleeson (2)	05-11-16	248,344 (1)	0.24	19,122

(1)	Granted as bonuses for achievement of personal performance goals in 2016
(2)

Mr. Carney's 2016 salary was at the rate of $200,000 per year for first 7.5 months of 2016 and was at the rate of $150,000 for the final 4.5 months. Mr. Carney agreed to reduce his salary by $50,000 in the period from August 15, 2016 to August 14, 2017 in exchange for options that had a Black Scholes value of approximately $36,000. The options are three-year options, but in accordance with Mr. Carney’s offer to exchange cash for options, the number of options was based on $50,000 divided by the Black Scholes value of five-year options.

Outstanding Equity Awards at December 31, 2016

The following table provides information on the holdings as of December 31, 2016 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun	01-01-09	3,949,966	--	--	$0.70	01-01-19
	02-08-11	1,742,792	--	--	$0.83	01-01-22
	11-20-12	1,742,792	--	--	$1.66	01-01-23
	05-11-16	321,123	--	--	$0.24	05-11-21
Christopher T. Carney	01-01-09	1,316,655	--	--	$0.70	01-01-19
	02-08-11	580,930	--	--	$0.83	01-01-22
	11-20-12	580,931	--	--	$1.66	01-01-23
	06-10-14	75,000	--	--	$0.84	06-10-24
	02-05-15	16,665	33,335	--	$0.68	02-05-25
	05-11-16	248,344	--	--	$0.24	05-11-21
	07-06-16	500,000	333,333	--	$0.16	08-15-19
William Gleeson	08-18-11	900,000	--	--	$1.90	08-18-21
	11-20-12	72,406	--	--	$1.66	11-20-22
	06-10-14	316,667	83,333	--	$0.84	06-10-24
	05-11-16	248,344	--	--	$0.24	05-11-21

Beginning November 20, 2012, all awards were made under the Company's Long Term Incentive Plan approved by stockholders on November 20, 2012.

Director Compensation for the Year Ended December 31, 2016

The following sets forth compensation to the persons who served as directors in 2016. Mr. Zeitoun receives no fees for service as a director.

Name	Fees Earned or Paid in Cash ($)	Common Stock Awards ($)	Options Awards ($)	Total ($)

John Levy	17,500	- 0 -	38,404	55,904

Robert Betz	15,000	- 0 -	45,942	60,942

Mario Concha	15,000	- 0 -	93,686	108,686

David Taft	8,750	12,500	19,037	40,287,

Bradley Tirpak	- 0 -	12,890	30,765	43,655

Ali Zamani	- 0 -	- 0 -	43,382	43,382

Andre Zeitoun	- 0 -	- 0 -	- 0 -	- 0 --

(1)	Mr. Tirpak resigned as director in February 2017.
(2)	Mr. Zeitoun is not separately compensated for services as a director.

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

2016 Compensation

In order to assist the Compensation Committee in setting the 2016 compensation, the Compensation Committee hired CRI, the same compensation consultant that the Committee had used in connection with 2014 and 2015. At a meeting with the Compensation Committee on December 8, 2015, CRI presented a written report. The report indicated that CRI redefined the peer group used in connection with Mr. Zeitoun’s 2015 compensation.

The peer group was redefined to provide a “similar industry look.” The peer group companies for purposes of 2016 compensation: (i) were involved in specialty chemical manufacturing, biotech and pharmaceuticals, software, and mining; (ii) were national in geographic location with compensation adjusted to New York City; (iii) had a market capitalization between $20 million and $75 million; and (iv) had less than 50 employees.

The Compensation Consultant assumed that Mr. Zeitoun’s compensation would consist of a base salary of $500,000, a potential personal performance bonus of $200,000 and a potential revenue goal bonus of $100,000 for total direct compensation of $800,000.

Based on such assumptions measured against the peer group, the Compensation Consultant provided the following findings:

			Market Range	Market Range

	Actual	M/C	(+/-)	Low	High	Relative Position
Base Salary	$500,000	$414,600	10%	$373,100	$465,100	Above
Total Cash Comp.	$800,000	$549,900	20%	$439,900	$659,900	Within
Total Direct Comp.	$800,000	$746,500	25%	$559,900	$933,100	Above

After extensive discussion, the Board decided upon the following compensation package for Mr. Zeitoun in 2016. Salary: $350,000; bonus based on revenues: 4% of revenues up to a maximum bonus of $150,000; bonus if the Company became cash flow positive: $400,000; bonus based on personal goals: up to $100,000, which would be payable in options if the cash flow goal is not met.

Compensation for Messrs. Gleeson and Carney

2014 Compensation of Mr. Carney

Mr. Carney served as Chief Financial Officer from February, 2009 through May, 2012. From May 2012 through early August 2015, he served as Vice President - Business Development. In August, 2015, upon the resignation of the then Chief Financial Officer, he was appointed Chief Financial Officer while also continuing his duties as Vice President – Business Development. During 2014 Mr. Carney received an annual salary of $200,000. On June 10, 2014, Mr. Carney was granted options to purchase 75,000 shares of the Company’s common stock at a price of $0.84 per share. The options vested immediately and had a term of 10 years. At the time of the grant, the options had a Black-Scholes value of $31,055.

2014 Compensation of Mr. Gleeson

For 2014, as a result of exceptional performance, Mr. Gleeson’s salary was increased from $250,000 to $300,000 and he was awarded 600,000 options to purchase common stock at $0.83 per share, such options vesting monthly over a three-year period and having an exercise price equal to the market price on the date of grant.

2015 Compensation for Messrs. Gleeson and Carney

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

●

Each of Messrs. Gleeson and Carney would be eligible for possible bonus compensation of up to $100,000; $25,000 would be based on personal performance metrics; $75,000 would be based on revenue goals. Revenues could include the amount of firm commitment and take-and-pay arrangements. The last $25,000 based on revenue goals would be payable in five-year stock options. If revenues were below $2 million, no revenue-based bonus would be paid; if between $2 million and $2,999,999, $25,000 in cash would be paid; if between $3 and $3,999,999, a total of $35,000 would be paid; if between $4 million and $4,999,999, a total of $50,000 in cash would be paid; if $5 million or more, A total of $50,000 in cash and $25,000 in stock options would be paid. Revenues in 2015, including a $5 million take-or-pay agreement for the delivery of iron oxide over a period of 18 months, exceeded the $5 million goal for the calculation of bonus arrangements.

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

2016 Compensation for Messrs. Gleeson and Carney

On December 9, 2016, the Board determined that the 2016 salary for Mr. Gleeson would be $250,000 and the 2016 Salary for Mr. Carney would be $200,000.

On March 9, 2016, the Board determined that 2016 bonus arrangements for Messrs. Carney, and Gleeson would be as follows:

Up to $25,000 based on achievement of personal goals and $50,000 if (i) the Statement of Cash Flow from Operations in the audited financial statements for the year ended December 31, 2016, adjusted for purposes of determining whether bonuses are payable to assume payment of all such bonuses is positive (based upon the business being operated in the ordinary course consistent with past practices, in the judgment of the Compensation Committee) and (ii) the Compensation Committee believes that it is more likely than not that cash flow from operations in 2017 will be positive. Payments to be made in cash within 15 days after the date of the audited financial statements, but in any case payment will be made, in all events, no later than June 30, 2017, except that if the bonus based on cash flow is not payable, the bonus based on personal goals will be, at the employee’s election, paid in and combination of common stock and/or five or ten year options, the number of which will be determined using a Black-Scholes value as of the date of the audited financial statements (the value as approved by the Chairman of the Board) and the exercise price will be the closing price as of such date.

In July, 2016, Mr. Carney volunteered to exchange $50,000 of salary for options. Mr. Carney agreed to reduce his salary by $50,000 in the period from August 15, 2016 to August 1, 2017 in exchange for options that had a Black Scholes value of approximately $40,500. The options are three-year options, but in accordance with Mr. Carney’s offer to exchange cash for options, the number of options was based on $50,000 divided by the Black Scholes value of five-year options.

The cash flow goal was not met but the personal goals were met. In January, 2017, the Compensation Committee determined that the number of options would be determined by dividing $25,000 by $0.25 and the exercise price would be $0.25 per option. At the time of grant, the market price of the stock was $0.11 and the Black-Scholes value of the options was approximately $0.034 per option.

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

Security Ownership of Certain Beneficial Owners and Management

 Ownership Tables

The following table sets forth, as of March 31, 2017, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 108,643,519_shares of common stock outstanding as of March_31, 2017 plus the shares that a person has a right to acquire within 60 days of March 31, 2017

	Number of Shares of	Percentage of Common
	Common Stock	Stock Beneficially
Name and Address (1)	Beneficially Owned (2)	Owned
Mario Concha (3) (4)	2,033,217	1.9%
Robert Betz (3) (5)	326,321	1.2%
John Levy (3) (6)	1,400,701	1.3%
David Taft (3) (7)	29,131,640	25.6%
Ali Zamani (3) (8)	555,244	*
Andre Zeitoun (3) (9) (15)	9,134,022	7.8%
Christopher T. Carney (10) (15)	4,014,368	3.6%
William Gleeson (11) (15)	1,820,750	1.6%
All Officers and Directors as a Group	48,416,263	37.4%
IBS Capital, LLC (7)	29,131,628	25.6%
Samlyn Capital, LLC (12)	25,879,867	20.9%
Berylson Master Fund, L.P. (13)	6,701,501	6.2%
James Berylson (13)	7,974,570	7.3%
Kingdon Capital Management, LLC (14)	7,405,411	6.5%

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 55 Washington Street, Suite 301, New York, NY 11201.
(2)

Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of March 10, 2016 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Director
(4)

Mr. Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 43,885 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 30,000 shares of common stock at $0.25 per share and expiring in May, 2021; options to purchase 600,000 shares of common stock at $0.25 expiring in May, 2021; and (vi) options to purchase 70,000 shares of common stock expiring in August, 2026.

(5)

Mr. Betz’s holdings include: (i) options to purchase 41,500 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; (iv) options to purchase 33,937 shares of common stock at $0.29 per share expiring in January, 2021; (v) options to purchase 32,408 shares of common stock at $0.28 per share expiring in January 2026; (vi) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2021; (vii) options to purchase 150,000 shares of common stock at $0.25 per share expiring in May, 2021; and (viii) options to purchase 60,000 shares of common stock at $0.25 per share expiring in August, 2026.

(6)

Mr. Levy’s holdings include: (i) options to purchase 100,000 shares of common stock at $1.24 per share expiring in January, 2018; (ii) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (iii) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (iv) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (v) options to purchase 50,000 shares of common stock at $0.28 per share, and expiring in January, 2026; (vi) options to purchase 51,170 shares of common stock at $0.29 per share expiring in January, 2026; (vii) options to purchase 40,000 shares of common stock at $0.28 per share expiring in January, 2021; (viii) options to purchase 37,500 shares of common stock at $0.25; and options to purchase 70,000 shares of common stock at $0.25 expiring in August, 2026.

(7)

Mr. Taft is President of IBS Capital LLC and deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 15,220,583 shares of common stock; (ii) 2,603,478 shares of common stock issuable upon conversion of 10% PIK Election Convertible Notes due 2018 (“Series A Notes”); (iii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2021; (iv) warrants to purchase 400,000 shares of common stock at $0.25 expiring in June, 2021; and (v) options to purchase 30,100 shares of common stock at $0.25 per share expiring in August, 2026. The IBS Turnaround Fund (A Limited Partnership) owns (i) 7,290,997 shares of common stock; (ii) 1,238,722 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 25,175 shares of common stock at $0.21 expiring in January, 2021; (iv) warrants to purchase 124,500 shares of common stock at $0.25 per share expiring in June, 2021; and (v) options to purchase 16,000 shares of common stock at $0.25 per share expiring in August, 2026. The IBS Opportunity Fund, Ltd. owns (i) 1,472,154 shares of common stock; (ii) 815,008 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 6,400 shares of common stock at $0.21 per share expiring in January, 2021; (iv) warrants to purchase 31,000 shares of common stock at $0.25 per share expiring in June, 2021; and (v) options to purchase 7,100 shares of common stock at $0.25 per share expiring in August, 2026.

(8)

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

(9)

Mr. Zeitoun’s holdings include (i) options (held through Material Advisors) to purchase 3,949,966 shares of common stock at $0.70 per share expiring in January, 2019; (ii) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in January, 2021; (iii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November, 2022; and (iv) options to purchase 321,123 shares of common stock at $0.24 per share expiring in March, 2021.

(10)

Mr. Carney’s holdings include: (i) options to purchase 1,316,655 shares of common stock at $0.70 per share expiring in January, 2019; (ii) options to purchase 580,930 shares of common stock at $0.83 per share expiring in January, 2022; (iii) options to purchase 580,931 shares of common stock at $1.66 per share expiring in January, 2023; (iv) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (v) options to purchase 16,665 shares of common stock at $0.68 per share expiring in February, 2025; (vi) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021; (vii) options to purchase 375,000 shares of common stock at $0.16 per share expiring in August, 2019.

(11)

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

(12)

Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities. Samlyn Onshore Fund, L.P. owned 9,376,298 shares, including 5,348,325 shares of common stock issuable upon conversion of the Series A Notes and Samlyn Offshore Master Fund, Ltd., owned 16,503,868 shares of common stock, including 10,020,425 shares of common stock issuable upon conversion of the Series A Notes. Robert Pohly is the president of Samlyn Capital, LLC. He has beneficial ownership of shares owned by funds of which Samlyn Capital, LLC is the general partner or investment manager, Mr. Pohly having sole voting and investment power.

(13)

James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. Of the 6,701,570 shares owned by the Berylson Master Fund, L.P., 4,397,189 shares are issuable upon conversion of Series 2023 Notes owned by the Berylson Master Fund, L.P. Mr. Berylson may be deemed to beneficially own the 6,701,570 shares. Mr. Berylson owns and additional 1,273,000 shares. The address of Berylson Capital Partners, LLC is 200 Clarendon Street, Boston, MA 02116.

(14)

Kingdon Capital Management, LLC, 152 West 57th Street, 50th Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. Kingdon Associates owns 2,380,628 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes, Kingdon Family Partnership, L.P. owns 548,025 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes, and M. Kingdon Offshore Mast Fund, L.P. owns 4,476,788 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes. Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.

(15)	Executive officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with Related Persons

In 2016, the Company made a private placement of units consisting of common stock and warrants. The price of a unit was $0.15, with $.12 being allocated to Common stock and $.03 to a warrant. Three and one-third warrants are exercisable for a full share of Common Stock at an exercise price of $.25. Messrs. Levy and Betz each purchased $50,000 of units and IBS Turnaround Fund (QP) (a LTD Partnership), which is managed by IBS Capital, whose president is Davis Taft, purchased $200,000 of units.

Eric Basroon, Mr. Zeitoun’s brother-in-law, is currently employed by the Company and during 2016 he received a cash salary of $180,000 plus $20,000 to be issued at various times during the year upon Mr. Basroon’s request. On March 10, 2016, Mr. Basroonreceived a bonus consisting of (i) $37,500 in cash and (ii) options to purchase 248,344 shares of common stock of the Company at $0.24 per share, which had a Black-Scholes value of $37,500. The bonus granted to Mr. Basroon was for achieving his performance goals during 2015. Mr. Basroon’s 2017 salary is $200,000 and he is eligible for a bonus of up to $50,000 based on the Company’s financial performance.

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

EisnerAmper LLP was selected by our Board of Directors as the Company’s independent accountant for the years ending December 31, 2016 and 2015.

The following table presents fees for audit services rendered by EisnerAmper, the independent auditor for the audits of the Company’s annual consolidated financial statements for the years ended December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015

Audit Fees (1)	$131,300	$151,500
Prepare for NYS tax examination audit	3,348	--
Tax Fees (2)	12,500	7,500

Total	$147,148	$159,000

(1)	Audit fees represent the aggregate fees paid for professional services including: (i) audit, (ii) S-1 filings and (iii) SEC comment letters.
(2)	Tax fees represent aggregate fees paid for professional services, principally including fees for tax compliance and tax advice.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2016	$32,367,359	$4,091,895	$--	$36,459,254
2015	$26,694,879	$5,672,480	$--	$32,367,359
2014	$21,759,577	$4,935,302	$--	$26,694,879

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation	*
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	Short Term Incentive Plan	(8)
10.6	2016 Long Term Incentive Plan and form of option agreement	*
10.7	2016 Incentive Plan and form of option agreement	*
10.8	Form of warrant issued in June, 2016	(9)
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 3.2 included in the Registrant’s Current Report on Form 8-K, filed on March 30, 2016
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 3-, 2016
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(4)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(5)	Incorporated by reference to Exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(6)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(8)	Incorporated by reference to Exhibit 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(9)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on June 28, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2017.

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BETZ	Director	March 31, 2017
Robert Betz

/s/ MARIO CONCHA	Director	March 31, 2017
Mario Concha

/s/ JOHN LEVY	Director	March 31, 2017
John F. Levy

/s/ DAVID TAFT	Director	March 31, 2017
David Taft

/s/ ALI ZAMANI	Director	March 31, 2017
Ali Zamani

/s/ ANDRE ZEITOUN	Director	March 31, 2017
Andre Zeitoun