Form 10-Q
period 2017-03-31
Applied Minerals, Inc.
filed 2017-05-15
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(212) 226-4265
(Issuer’s Telephone Number, Including Area Code)

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller-reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2017 was 108,613,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

FIRST QUARTER 2017 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$218,245	$1,049,880
Accounts receivable	352,423	364,952
Deposits and prepaid expenses	228,886	371,206
Other current receivables	462	16,801
Total Current Assets	800,016	1,802,839

Property and Equipment, net	3,744,391	4,075,176

Other Assets
Deposits	200,593	200,524
Assets Held for Sale	1,000	1,000
Total Other Assets	201,593	201,524

TOTAL ASSETS	$4,746,000	$6,079,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$865,505	622,331
PIK Notes interest accrual	1,224,491	961,395
Current portion of notes payable	147,934	234,149
Total Current Liabilities	2,237,930	1,817,875

Long-Term Liabilities
Long-term portion of notes payable	9,210	13,073
PIK Notes payable, net of $14,098,885 and $15,143,123 debt discount, respectively	24,846,017	23,040,093
PIK Note derivative	1,283,475	2,176,552
Total Long-Term Liabilities	26,138,702	25,229,718

Total Liabilities	28,376,632	27,047,593

Commitments and Contingencies (Note 9)

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 108,613,549 and 108,613,549 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	108,614	108,614
Additional paid-in capital	68,572,392	68,506,530
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(72,302,142)	(69,573,702)
Total Stockholders’ (Deficit)	(23,630,632)	(20,968,054)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,746,000	6,079,539

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES	$795,282	$1,001,628

OPERATING EXPENSES:
Production costs	787,121	610,280
Exploration costs	243,270	173,148
General and administrative	986,628	1,173,826
Depreciation expense	330,785	336,087
Total Operating Expenses	2,347,804	2,293,341

Operating Loss	(1,552,522)	(1,291,713)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,073,194)	(1,372,420)
Gain on disposal of property	-	92,491
Gain on revaluation of PIK Note derivative	895,724	2,033,915
Other income, net	1,552	585
Total Other Income (Expense)	(1,175,918)	754,571

Net loss	$(2,728,440)	$(537,142)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.01)

Weighted Average Shares Outstanding (Basic and Diluted)	108,613,549	97,243,610

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

				Accumulated	Accumulated
	Common Stock			Deficit	Deficit	Total
			Additional	Prior to	During	Stock-
			Paid-In	Exploration	Exploration	holder's
	Shares	Amount	Capital	Stage	Stage	Deficit

Balance, December 31, 2016	108,613,549	$108,614	$68,506,530	$(20,009,496)	$(69,573,702)	$(20,968,054)

Stock-based compensation expense for consultants and directors	-	-	65,862	-	-	65,862

Net Loss	-	-	-	-	(2,728,440)	(2,728,440)

Balance, March 31, 2017	108,613,549	$108,614	$68,572,392	$(20,009,496)	$(72,302,142)	$(23,630,632)

The accompanying notes are an integral part of these condensed consolidated financial statements

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(2,728,440)	$(537,142)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	330,785	336,087
Amortization of discount - PIK Notes	1,044,238	488,403
Amortization of deferred financing costs	1,875	1.875
Issuance of PIK Notes in payment of interest	762,458	638,142
Stock issued for director fees and other services	65,862	63,229
Stock-based compensation expense for consultants and directors	-	126,981
(Gain) on revaluation of PIK Note derivative	(895,724)	(2,033,915)
Gain on sale of property	-	(92,491)
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	12,529	(88,251)
Other current receivables	16,339	94,647
Deposits and prepaids	142,251	71,758
Increase (Decrease) in:
Accounts payable and accrued liabilities	506,270	26,376
Net cash used in operating activities	(741,557)	(904,301)

Cash Flows From Investing Activities:
Sale of property	-	156,672
Purchases of property and equipment	-	(67,111)
Net cash provided by investing activities	-	89,561

Cash Flows From Financing Activities:
Payments on notes payable	(90,078)	(87,814)
Net cash used in financing activities	(90,078)	(87,814)

Net change in cash and cash equivalents	(831,635)	(902,554)

Cash and cash equivalents at beginning of period	1,049,880	1,803,131

Cash and cash equivalents at end of period	$218,245	$900,577

Supplemental disclosure of cash flow information:

Cash paid for Interest	$1,527	$1,296

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

The Company is currently selling one of its products, AMIRON iron oxide, to one customer on an ongoing basis. That customer uses the AMIRON as a catalyst to adsorb a gas. The agreement with the customer calls for the sale of $5.0 million of AMIRON over a period of 18 months, which commenced in December 2015. Through March 2017 the Company sold approximately $4.4 million of the $5.0 million of AMIRON required by the agreement. The Company has agreed not to sell AMIRON to other customers for use in the same application for five years. The customer may elect to make another $5.0 million purchase at the end of five years and extend the exclusivity for this application for a total of ten years. For the quarter ended March 31, 2017 revenues from this customer accounted for 84% of total revenues. As of March 31, 2017 amounts owed from this customer comprised 61% of accounts receivable.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended March 31, 2017, the Company's net loss was $2,728,440 and cash used in operating activities was $741,557. In addition, at March 31, 2017, the Company had negative working capital of $1,437,914, which includes $1,224,491 of accrued PIK Note interest and $164,390 of payables for which the Company believes it has a statute of limitations defense. Furthermore, the Company last obtained financing in November 2014 but cannot provide any assurance that it will be able to raise additional financing if needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 15, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through May 15, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3– BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Applied Minerals, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2016, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on March 31, 2017.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of March 31, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	March 31, 2017	December 31, 2016

Financial instruments:
Series 2023 PIK Note Derivative	$-0-	$-0-	$92,341	$92,341	$142,909
Series A PIK Note Derivative	$-0-	$-0-	$1,191,134	$1,191,134	$2,033,643

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2016	$2,176,552
Issuance of additional Series 2023 Notes	2,647
Net unrealized gain included in operations	(895,724)

Balance at March 31, 2017	$1,283,475

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at March 31, 2017 and December 31, 2016 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK Notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $24,209,090 and $23, 361,553, respectively, at March 31, 2017 and December 31, 2016.

For the Company's PIK Note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2017		December 31, 2016

Market price and estimated fair value of stock		$0.08		$0.12
Exercise price		$1.28		$1.28
Term (years)		6.33		6.58
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		86.5%		86.2%
Risk-free interest rate		2.11%		2.18%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31, 2017		December 31, 2016

Market price and estimated fair value of stock		$0.08		$0.12
Exercise price		$0.83		$0.83
Term (years)		6.33		6.58
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		86.5%		86.2%
Risk-free interest rate		2.11%		2.18%

Revenue Recognition

Revenue includes sales of halloysite clay and iron oxide, and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on related contractual arrangements with the Company’s customers.

Per share data

Loss per share for the three months ended March 31, 2017 and 2016, respectively, is calculated based on 108,613,549 and 97,243,610 weighted average outstanding shares of common stock.

At March 31, 2017 and 2016, respectively, the Company had outstanding options and warrants to purchase 25,022,102 and 19,230,012 shares of the Company’s common stock, respectively, and had notes payable which were convertible into 40,677,826 and 33,639,466 shares of the Company’s common stock, respectively, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at March 31, 2017.

Comparative information

We have reclassified certain prior year information to conform with the current year’s presentation.

Recent Accounting Pronouncements

Recently Adopted

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Accounting Standards Update 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Accounting Standards Update 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The new guidance which was adopted in the quarter ended March 31, 2017 had no effect on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The new guidance which was adopted in eh quarter ended March 31, 2017 had no effect on the financial statements. In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures.

Not Yet Adopted

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

NOTE 4 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of March 31, 2017 and December 31, 2016.

NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016

Note payable for equipment, payable $1,339 monthly, including interest (a)	$24,365	$28,033
Note payable for mine site vehicle, payable $628 monthly (b)	3,770	5,655
Note payable to an insurance company, payable $6,460 monthly, including interest (c)	31,967	51,679
Note payable to an insurance company, payable $16,297 monthly, including interest (d)	97,042	161,855

	157,144	247,222
Less: Current Portion	(147,934)	(234,149)

Notes Payable, Long-Term Portion	$9,210	$13,073

(a)

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

(c)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, due in monthly installments, including interest at 4.15%.
(d)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, due in monthly installments, including interest at 2.60%.

The following is a schedule of the principal maturities on these notes as of March 31, 2017:

April 2017 - March 2018	$147,934
April 2019 - March 2019	9,210

Total Notes Payable	$157,144

During the three months ended March 31, 2017 and 2016, the Company's interest payments totaled $1,527 and $1,296, respectively.

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

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

Exercise Price	$1.40 at inception, adjusted downward based on anti-dilution provisions/down-round protection	$0.92 at inception, adjusted downward based on anti-dilution provisions/down-round protection; also may be reduced by $0.10 based if Extension Option is elected (see below)
Stated Interest	10% per annum, due semiannually	10% per annum, due semiannually, may be reduced to 1% if Specified Event (see below) occurs
Derivative Liability	$2,055,000 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of anti-dilution provisions; revalued every quarter using Monte Carlo model

As of March 31, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,774,562	$24,182,215	$38,956,777
Less: Discount	(1,683,046)	(12,415,839)	(14,098,885)
Less: Deferred Financing Cost	(4,373)	(7,502)	(11,875)
PIK Note Payable, Net	$13,087,143	$11,758,874	$24,846,017

PIK Note Derivative Liability	$92,341	$1,191,134	$1,283,475

As of December 31, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,071,008	$24,125,958	$38,196,966
Less: Discount	(1,721,898)	(13,421,225)	(15,143,123)
Less: Deferred Financing Cost	(5,064)	(8,686)	(13,750)
PIK Note Payable, Net	$12,344,046	$10,696,047	$23,040,093

PIK Note Derivative Liability	$142,909	$2,033,643	$2,176,552

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

At March 31, 2017, the fair value of the Series A PIK Note Derivative was estimated to be $1,191,134, which includes the value of the additional PIK Notes issued for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $8,021,151 from the November 3, 2014 inception date.

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

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $1.40 per share, which is subject to customary anti-dilution adjustments; these anti-dilution adjustments reduced the conversion price to $1.36 after the issuance of the Series A Notes and then adjusted further down to $1.28 after the Company’s capital raise closed on June 27, 2016. As of issuance, principal amount of the Series 2023 Notes were convertible into 7,500,000 shares of the common stock and into 7,720,588 shares after the issuance of the Series A Notes and into 8,203,125 shares of common stock after the private placement in June 2016.. The holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of March 31, 2017, the Company was in compliance with the covenants.

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

At March 31, 2017, the fair value of the PIK Note Derivative was estimated to be $92,341, which includes the value of the additional PIK Notes issued for the semi-annual interest payments due. The change in the fair value of the derivative represents a decrease in valuation of $1,962,659 from the August 2, 2013 inception date.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2017 and December 31, 2016, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2016, stockholders of the Company approved to increase the authorized shares of common stock from 200,000,000 to 250,000,000 shares, $0.001 par value per share. At March 31, 2017 and December 31, 2016, 108,613,549 shares were issued and outstanding.

During the three months ended March 31, 2017, the Company did not issue any shares of common stock.

NOTE 8 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at March 31, 2017 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.25	3,283,283	4.25	$0.25
$1.15	461,340	4.05	$1.15
	3,744,623	4.25	$0.36

During 2016, warrants to acquire 3,283,283 shares of common stock at an exercise price of $0.25 per share were issued in connection with the private placement of common stock. No warrants were issued during the first quarter of 2017. During 2016, warrants to acquire 267,769 shares of common stock expired.

The intrinsic value of the outstanding warrants at March 31, 2017 was $0.

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

A summary of the status and changes of the options granted under stock option plans and other agreements for the first quarter of 2017 is as follows:

	March 31, 2017
		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Life*

Outstanding at beginning of period	21,277,479	$0.87	4.26
Outstanding at end of period	21,277,479	$0.87	4.19
Exercisable at end of period	20,540,796	$0.88	4.11

* Measured in years

During the three months ended March 31, 2017, no options to purchase the Company's stock were granted.

Compensation expense of $50,104 and $126,982 has been recognized for the vested options for the three months ended March 31, 2017 and 2016, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2017 was $0. At March 31, 2017, there was $95,889 of unamortized compensation expense for unvested options which is expected to be recognized over the next 1.52 years on a weighted average basis.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Office Lease

During 2016, the Company rented office space in New York, NY on a month-to-month basis at a monthly rent of approximately $16,700 per month, for an aggregate of approximately $201,000 for the year ended December 31, 2016. Effective January 1, 2017, the Company moved to a new temporary office location in Brooklyn, NY on a month-to month basis at a monthly rent of approximately $6,000 per month. The temporary office rental is pending completion of the Company’s permanent office location in the same Brooklyn, NY building. Upon occupancy of the permanent office space, the Company has entered into a five-year lease agreement. Assuming occupancy of the new office space on May 16, 2017, the Company is obligated to pay a monthly rent of approximately $9,000 for the period from May 16, 2017 through March 31, 2022.

The following table summarizes the Company’s contractual obligations under the five-year lease agreement referred above:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$554,000	$78,000	$217,000	$230,000	$29,000

Total	$554,000	$78,000	$217,000	$230,000	$29,000

Contingencies

In accordance with ASC Topic 450, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. As of March 31, 2017, there is no pending or threatened litigation, which we may become involved in or subject. Routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business could have a material adverse effect on our financial condition, cash flows or results of operations.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2016. There have been no material changes in our critical accounting policies and estimates during the three-month period ended March 31, 2017 compared to the disclosures on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Recently Adopted

In November 2015, FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Accounting Standards Update 2015-17 simplifies current guidance and requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. Accounting Standards Update 2015-17 can be applied either prospectively or retrospectively and is effective for periods beginning after December 15, 2016, with early adoption permitted. The new guidance which was adopted in the quarter ended March 31, 2017 had no effect on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The new guidance which was adopted in eh quarter ended March 31, 2017 had no effect on the financial statements. In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures.

Not Yet Adopted

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2017	2016	Amount	%

REVENUES	$795,282	$1,001,628	(206,346)	(20.6%)

OPERATING EXPENSES:
Production costs	787,121	610,280	176,841	29.0%
Exploration costs	243,270	173,148	70,122	40.5%
General and administrative	986,628	1,173,826	(187,198)	(15.9%)
Depreciation expense	330,785	336,087	(5,302)	(1.6%)
Total Operating Expenses	2,347,804	2,293,341	54,463	2.4%

Operating Loss	(1,552,522)	(1,291,713)	260,809	20.2%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,073,194)	(1,372,420)	700,774	51.1%
Gain on disposal of property	- 0 -	92,491	(92,491)	(100.0%)
Gain on revaluation of PIK Note derivative	895,724	2,033,915	(1,138,191)	(56.0%)
Other income, net	1,552	585	967	165.3%

Total Other Income (Expense)	(1,175,918)	754,571	(1,930,489)	(255.8%)

NET LOSS	$(2,728,440)	$(537,142)	$2,191,298	408.0%

Revenue generated during the three months ended March 31, 2017 was $795,282, compared to $1,001,628 of revenue generated during the same period in 2016, a decrease of approximately $206,000 or 20.6%. Sales of AMIRON natural iron oxide during the period totaled approximately $676,300, a decline of $179,800 or 21.0%. The great majority of sales of AMIRON during the period was related to the fulfillment of a $5.0 million take-or-pay supply agreement entered into by the Company in December, 2015. Sales of DRAGONITE halloysite clay during the period totaled approximately $122,400, a decline of $15,500 or 11.2%.

The decrease in sales of AMIRON during the period was driven primarily by a disruption to production during the early part of the period due to (i) the need to repair certain processing equipment and (ii) inclement weather which delayed the delivery of product. The equipment was eventually placed back in service by early February, 2017. The shortfall in production is expected to be made up during the second calendar quarter of 2017. Additionally, approximately $7,800 of the decline in sales of AMIRON was due to the absence, during the current period, of a one-time sale by a customer for us in a pigment application that occurred during the three months ended March 31, 2016.

During the period, the Company experienced a $57,200 or 50.0% decline in sales of its DRAGONITE to a customer that utilizes DRAGONITE in a specialty zeolite application. This decline was due to the timing of the customer order. The Company expects orders received from this customer during calendar year 2017 to exceed those received during calendar year 2016. The decline in DRAGONITE sales during the period was partially offset by approximately $41,500 of sales to a customer using DRAGONITE as a nucleating agent. This customer began purchasing DRAGONITE during the period and the Company expects continued purchases from this customer throughout the remainder of calendar year 2017.

Total operating expenses for the three months ended March 31, 2017 were $2,347,804 compared to $2,293,341 of operating expenses incurred during the same period in 2016, an increase of approximately $54,000 or 2.4%. The increase in operating costs was driven primarily by a decline in general and administrative expense of $187,198 or 15.9% when compared to the same period in 2016, partially offset by an increase in production costs of $176,841, or 29.0%, and an increase in exploration expense of $70,122, or 40.5%, when compared to the same period in 2016.

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

Production costs incurred during the three months ended March 31, 2017 totaled $787,121 compared to $610,280 of production costs incurred during the same period in 2016. The increase of $176,841 was driven primarily by $90,000 of increased wage costs associated with overtime related to mining activities, $46,600 of increased equipment repair and maintenance costs related to certain equipment breakdowns, approximately $39,500 of increased mining and related material costs associated with an increase in mining activities, approximately $18,100 in equipment rental expense increases and approximately $16,900 of increased repair costs related to the Company’s primary milling equipment. These increases were partially offset by a $15,200 decline in freight expense, $9,000 of lower employee health insurance costs, $8,500 of lower utilities costs and $8,500 of lower insurance expense.

Production costs as a percentage of revenue for the three months ended March 31, 2017 was 99.0% compared to 61.0% for the same period in 2016. The increase was driven primarily by (i) a lower level of AMIRON sales resulting from equipment breakdowns and inclement weather and (ii) increased productions costs resulting from the expenses incurred to rectify the equipment breakdowns. The equipment breakdowns were resolved during the period.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended March 31, 2017 were $243,270 compared to $173,148 of exploration costs incurred during the same period in 2016, an increase of approximately 70,000 or 40.5%. The increase was driven primarily by an increase in material costs associated with certain underground work and an increase in costs associated with the maintenance of certain exploration equipment, partially offset by a decline in non-production wage costs.

General and administrative expenses incurred during the three months ended March 31, 2017 totaled $986,628 compared to $1,173,826 of expense incurred during the same period in 2016, a decrease of $187,198, or 15.9%. The Company’s selling and administrative expenses are associated primarily with its New York operations. The largest component of the Company’s general and administrative expense, and the primary driver of its decline during the period, includes approximately $235,000 decrease in compensation of certain executives and a reduction in headcount, an approximately $32,000 decrease in rent expense, paritally offset by an approximately $77,000 increase in director compensation related to 2016 under accrued and an approximately $14,000 increase in T&E expense.

Operating loss incurred during the three months ended March 31, 2017 was $1,552,522 compared to a loss of $1,291,713 incurred during the same period in 2016, an increase of $260,809 or 20.2%. The increase in operating loss during the quarter was due to a 20.6% decrease in revenue and a 2.4% increase in operating expense. As discussed previously, the decline in revenue was driven by (i) a production disruption caused by the temporary breakdown of certain equipment and (ii) inclement weather experienced during the period. The increase in operating expense was driven primarily by the costs associated with rectifying the equipment breakdown.

Net Loss for the three-month period ending March 31, 2017 was $2,728,440 compared to a loss of $537,142 incurred during the same period in 2016, an increase of $2,191,298, or 408.0%. The increase in net loss was due primarily to the $1,930,489 decline in total other income. The decline in total other income during the period was driven primarily by a $700,774 increase in interest expense and a $1,138,191 decline in gain on the revaluation of the PIK Note derivatives. The increase in interest expense was due to a higher PIK Note balance during the period when compared to the same period in 2016. The decline in gain on the revaluation of the PIK Note derivative was due primarily to the decline in the market price of the Company’s common stock when compared to the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the three months ended March 31, 2017, the Company's net loss was $2,728,440 and cash used in operating activities was $741,557. In addition, at March 31, 2017, the Company had negative working capital of ($1,437,914), which takes into account $1,224,491 of accrued PIK Note interest, which the Company expects to satisfy through the issuance of additional PIK Notes, and $164,390 of payables for which the Company believes it has a statute of limitations defense. Furthermore, the Company last obtained financing in June, 2016 but cannot provide any assurance that it will be able to raise additional financing if needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 15, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through May 15, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Cash used in operating activities during the three months ended March 31, 2017 was $741,557 compared to $904,301 during the same period in 2016, a decline of $162,744 or 18.0%. The primary driver of the decline in the usage of cash during the period was the generation of approximately $677,000 of cash from the change in operating assets and liabilities during the period compared to $104,530 during the same period in 2016. This increase in cash generated from changes in operating assets and liabilities during the period was partially offset by the Company’s decrease in revenue, increase in amortization of PIK Notes Discount and increase in operating expenses.

Cash provided by investing activities during 2017 was $0 compared to $89,561 during the same period in 2016. During the first quarter of 2017, the Company did not purchase nor dispose of fixed assets.

Cash used in financing activities during 2017 was $90,078 compared to $87,814 of cash used during the same period in 2016. The cash used in financing activities was related to the payment of notes.

Total assets at March 31, 2017 were $4,746,000 compared to $6,079,539 at December 31, 2016, a decrease of $1,333,539 due primarily to a decrease in cash related to the funding of operations. Total liabilities were $28,376,632 at March 31, 2017, compared to $27,047,593 at December 31, 2016. The increase in total liabilities was due primarily to a $2,069,020 increase in PIK Notes payable and related interest accrual.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of March 31, 2017 that requires us to make future cash payments:

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2016 Annual Report on Form 10-K.

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

APPLIED MINERALS, INC.

Dated: May 15, 2017	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 15, 2017	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer