Form 10-Q
period 2017-06-30
Applied Minerals, Inc.
filed 2017-08-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 14, 2017 was 108,863,549.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

SECOND QUARTER 2017 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$362,093	$1,049,880
Accounts receivable	101,506	364,952
Deposits and prepaid expenses	153,110	371,206
Other current receivables	- 0 -	16,801
Total Current Assets	616,709	1,802,839

Property and Equipment, net	3,456,733	4,075,176

Other Assets
Deposits	200,663	200,524
Assets Held for Sale	- 0 -	1,000
Total Other Assets	200,663	201,524

TOTAL ASSETS	$4,274,105	$6,079,539

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$784,798	$622,331
Accrued PIK Note interest	1,001,593	961,395
Current portion of notes payable	78,769	234,149
Total Current Liabilities	1,865,160	1,817,875

Long-Term Liabilities
Long-term portion of notes payable	5,297	13,073
PIK Notes payable, net of $12,875,047 (2017) and $15,143,123 (2016) debt discount	27,288,028	23,040,093
PIK Note derivative	564,749	2,176,552
Total Long-Term Liabilities	27,858,074	25,229,718

Total Liabilities	29,723,234	27,047,593

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 250,000,000 shares authorized, 108,813,549 and 108,613,549 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	108,814	108,614
Shares issuable – 50,000 shares of Common stock	50	- 0 -
Additional paid-in capital	68,629,091	68,506,530
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(74,177,588)	(69,573,702)
Total Stockholders’ Deficit	(25,449,129)	(20,968,054)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,274,105	$6,079,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

REVENUES	$1,357,413	$1,112,467	$2,152,695	$2,114,095

OPERATING EXPENSES:
Production costs	827,413	627,148	1,712,294	1,236,751
Exploration costs	111,949	177,972	257,459	351,797
General and administrative	486,810	1,066,927	1,473,438	2,250,136
Depreciation expense	328,980	338,333	659,765	674,420
Total Operating Expenses	1,755,152	2,210,380	4,102,956	4,513,104

Operating Loss	(397,739)	(1,097,913)	(1,950,261)	(2,399,009)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,242,956)	(1,356,841)	(4,316,150)	(2,729,261)
Gain (loss) on revaluation of PIK Note derivative	741,117	(742,509)	1,636,841	1,291,406
Other income	24,132	11,904	25,684	104,980
Total Other (Expense)	(1,477,707)	(2,087,446)	(2,653,625)	(1,332,875)

Net Loss	$(1,875,446)	$(3,185,359)	$(4,603,886)	$(3,731,884)

Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.03)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding (Basic and Diluted)	108,715,747	97,889,350	108,664,930	97,566,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(4,603,886)	$(3,731,884)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	659,766	674,420
Amortization of discount - PIK Notes	2,302,092	949,513
Amortization of deferred financing costs	3,750	3,750
Accrued PIK interest expense	2,007,329	1,732,289
Stock issued for director fees and other services	9,000	94,343
Stock-based compensation expense for consultants and directors	113,811	365,045
Stock issued for employee compensation	- 0 -	26,580
Gain on revaluation of PIK Note derivative	(1,636,841)	(1,291,406)
Gain (loss) of sale of property	- 0 -	(108,764)
Other	1,000	- 0 -
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	263,446	(311,688)
Other current receivables	16,801	94,647
Deposits and prepaid expenses	217,957	151,868
Increase (decrease) in:
Accounts payable and accrued liabilities	162,467	(176,715)
Net cash used in operating activities	(483,308)	(1,528,002)

Cash Flows From Investing Activities:
Sale of property	- 0 -	552,944
Purchases of property and equipment	(41,323)	(120,783)
Net cash provided by (used in) investing activities	(41,323)	432,161

Cash Flows From Financing Activities:
Payments on notes payable	(163,156)	(172,542)
Proceeds from sale of common stock	- 0 -	1,640,000
Net cash provided by (used in) financing activities	(163,156)	1,467,458

Net change in cash and cash equivalents	(687,787)	371,617

Cash and cash equivalents at beginning of period	1,049,880	1,803,131

Cash and cash equivalents at end of period	$362,093	$2,174,748

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,743	$4,204

Supplemental disclosure of noncash financing activity:

Accrued PIK interest paid through issuance of PIK Notes	$1,967,131	$1,732,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

The Company is currently selling one of its products, AMIRON iron oxide, to one customer on an ongoing basis. That customer uses the AMIRON as a catalyst to adsorb a gas. The agreement with the customer calls for the sale of $5.0 million of AMIRON over a period of 18 months, which commenced in December 2015. Through June 2017 the Company completed the sales of $5.0 million of AMIRON required by the agreement. The Company has agreed not to sell AMIRON to other customers for use in the same application through December 2020. The customer may elect to make another $5.0 million purchase at the end of five years and extend the exclusivity for this application for a total of ten years. For the six months quarter ended June 30, 2017, revenues from this customer accounted for 62.2% of total revenues. As of June 30, 2017, amounts owed by this customer totaled $0.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of recurring losses from operations and use of cash in operating activities. For the six months ended June 30, 2017, the Company's net loss was $4,603,886 and cash used in operating activities was $483,308. At June 30, 2017, the Company had negative working capital of $1,248,451, which includes $1,001,593 of accrued PIK Note interest, which the Company expects to satisfy through the issuance of additional PIK Notes and $167,841 of payables for which the Company believes it has a statute of limitations defense. Furthermore, the Company last obtained financing in November 2014 but cannot provide any assurance that it will be able to raise additional financing needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through August, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Applied Minerals, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2016, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on March 31, 2017.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of June 30, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement			Carrying amount
	Level 1	Level 2	Level 3	June 30, 2017	December 31, 2016

Financial instruments:
Series 2023 PIK Note Derivative	$-0-	$-0-	$46,170	$46,170	$142,909
Series A PIK Note Derivative	$-0-	$-0-	$518,579	$518,579	$2,033,643

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2016	$2,176,552
Issuance of additional PIK Notes	25,038
Net unrealized gains included in net (loss)	(1,636,841)

Balance at June 30, 2017	$564,749

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at June 30, 2017 and December 31, 2016 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK Notes approximates fair value. Estimated fair values of the PIK Notes Payable approximate $30,067,828 and $27,373.373, respectively, at June 30, 2017 and December 31, 2016.

For the Company's PIK Note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurement
	Inputs
	June 30, 2017		December 31, 2016

Market price and estimated fair value of stock		$0.04		$0.12
Exercise price		$1.28		$1.28
Term (years)		6.08		6.58
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		96.5%		86.2%
Risk-free interest rate		2.03%		2.18%

Series A PIK Note derivative liability	Fair Value Measurement
	Inputs
	June 30, 2017		December 31, 2016

Market price and estimated fair value of stock		$0.04		$0.12
Exercise price		$0.83		$0.83
Term (years)		6.08		6.58
Dividend yield	$	- 0 -	$	- 0 -
Expected volatility		96.5%		86.2%
Risk-free interest rate		2.03%		2.18%

Per share data

Loss per share for the three months ended June 30, 2017 and 2016, respectively, is calculated based on 108,715,747 and 97,889,350 weighted average outstanding shares of common stock. Loss per share for the six months ended June 30, 2017 and 2016, respectively, is calculated based on 108,664,930 and 97,566,480 weighted average outstanding shares of common stock.

At June 30, 2017 and 2016, respectively, the Company had outstanding options and warrants to purchase 25,642,102 and 24,276,950 shares of Company common stock, and had notes payable which were convertible into 42,131,196 and 38,676,225 shares, respectively, of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions. Under this amended guidance, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period in which the awards vest or are exercised. In the statement of cash flows, excess tax benefits will be classified with other income tax cash flows in operating activities. The amended guidance also gives the option to make a policy election to account for forfeitures as they occur and increases the threshold for awards that are partially settled in cash to qualify for equity classification. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The new guidance which was adopted in the quarter ended March 31, 2017 had no effect on the financial statements. In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures.

Not Yet Adopted

In May 2014, the FASB issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and superseded most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and in the process of quantifying the impact on its consolidated financial statements. The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements on an annual basis.

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statement and disclosures.

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

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statement and disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statement and disclosures.

NOTE 4 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of June 30, 2017 and December 31, 2016.

NOTE 5 – CONVERTIBLE DEBT (PIK NOTES)

As of June 30, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,774,562	$25,389,535	$40,164,097
Less: Unamortized Discount	(1,640,179)	(11,225,890)	(12,866,069)
Less: Unamortized Deferred Financing Cost	(3,682)	(6,318)	(10,000)
PIK Note Payable, Net	$13,130,701	$14,157,327	$27,288,028

PIK Note Derivative Liability	$46,170	$518,579	$564,749

As of December 31, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,071,008	$24,125,958	$38,196,966
Less: Unamortized Discount	(1,721,898)	(13,421,225)	(15,143,123)
Less: Unamortized Deferred Financing Cost	(5,064)	(8,686)	(13,750)
PIK Note Payable, Net	$12,344,046	$10,696,047	$23,040,093

PIK Note Derivative Liability	$142,909	$2,033,643	$2,176,552

As of June 30, 2017, the conversion price of the Series 2023 Notes was $1.28 and the conversion price of the Series A Notes was $0.83. These conversion prices were adjusted per the terms of the Series 2023 Notes and Series A Notes, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2017, the Company issued a total of 250,000 shares of common stock (50,000 shares were issued in July 2017 due to delay by transfer agent) valued at $9,000 to directors and consultants as payments of fees

NOTE 7 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at June 30, 2017 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.25	3,283,283	4.00	$0.25
$1.15	461,340	3.83	$1.15
	3,744,623	3.98	$0.36

No warrants were issued during 2017 or 2016. The aggregate intrinsic value of the outstanding warrants was $0 at June 30, 2017.

Outstanding Stock Options

A summary of the status and changes of the options granted under stock option plans for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life *

Outstanding at beginning of period	21,277,479	$0.87	4.26
Issued	650,000	0.25	5.00
Exercised	- 0 -	- 0 -
Forfeited	30,000	1.55
Outstanding at end of period	21,897,479	$0.85	3.97
Exercisable at end of period	21,435,784	$0.86	4.50

* Measured in years

During the six months ended June 30, 2017, the Company granted 650,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.25. The options vested immediately. The weighted-average grant-date fair value of options granted during the first half of 2017 was $0.02.

Compensation expense of $44,927 and $238,064 has been recognized for the vested options for the three months ended June 30, 2017 and 2016, respectively, and $113,811 and $365,045 for the six months ended June 30, 2017 and 2016, respectively. The aggregate intrinsic value of the outstanding and exercisable options at June 30, 2017 was $0 and $0, respectively. At June 30, 2017, approximately $58,000 of unamortized compensation expense for unvested options is expected to be recognized over the next 0.58 years on a weighted average basis.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Lease

During 2016, the Company rented office space in New York, NY on a month-to-month basis at a monthly rent of approximately $16,700 per month, for an aggregate of approximately $201,000 for the year ended December 31, 2016. Effective January 1, 2017, the Company moved to a new temporary office location in Brooklyn, NY on a month-to month basis at a monthly rent of approximately $6,000 per month. The temporary office rental was pending completion of the Company’s permanent office location in the same Brooklyn, NY building. On May 16, 2017, the Company entered into a five-year lease agreement for new permanent office space, the Company is obligated to pay a monthly rent of approximately $9,000 for the period from May 16, 2017 through March 31, 2022.

The following table summarizes the Company’s contractual obligations under the lease agreement referred above:

Payment Due By Year
	2017	2018	2019	2020	2021	2022	Total
Contractual Obligations
Rent Obligations	$54,000	$108,000	$108,000	$108,000	$108,000	$27,000	$405,000

Total	$54,000	$108,000	$108,000	$108,000	$108,000	$27,000	$405,000

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

In late 2015, the Company entered into a $5 million take-or-pay supply agreement for its AMIRON product. The $5 million portion of the take-or-pay agreement was completed in June, 2017. In late 2015 the Company began selling DRAGONITE to a manufacturer of molecular sieves. In July, 2016 the Company received an order for 5 tons of DRAGONITE from another leading molecular sieve manufacturer, which is carrying out a commercial-scale trial of a halloysite-based molecular sieve product. The Company is involved in a number of advanced-stage product development projects with customers that operate within industries that include, but are not limited to, catalysts and oilfield services. The Company has engaged leading special material distribution organizations, HORN, Brandt Technologies and KODA Distribution Group for the U.S. and Fimatec LTD for Korea. In May, 2016, the Company’s Board of Directors established an Operations Committee to which it appointed Mario Concha, Robert Betz and Andre Zeitoun. The purpose of the Operations Committee is to advise the Company’s management team on how best to execute its operations, marketing and sales strategies.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2016. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2017 compared to the disclosures on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2017	2016	Amount	%

REVENUES	$1,357,413	$1,112,467	$244,946	22.0%

OPERATING EXPENSES:
Production costs	827,413	627,148	200,265	31.9%
Exploration costs	111,949	177,972	(66,023)	(37.1)%
General and administrative	486,810	1,066,927	(580,117)	(54.4)%
Depreciation expense	328,980	338,333	(9,353)	(2.8)%
Total Operating Expenses	1,755,152	2,210,380	(455,228)	(20.6)%

Operating Loss	(397,739)	(1,097,913)	(700,174)	(63.8)%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,242,956)	(1,356,841)	886,115	65.3%
(Loss) gain on revaluation of PIK Note derivative	741,117	(742,509)	1,483,626	200.0%
Other income (expense)	24,132	11,904	12,228	102.7%

Total Other Income (Expense)	(1,477,707)	(2,087,446)	(609,739)	(29.2)%

NET LOSS	$(1,875,446)	$(3,185,359)	$(1,309,913)	(41.1)%

Revenue generated during the three months ended June 30, 2017 was $1,357,413 compared to $1,112,467 of revenue generated during the same period in 2016, an increase of 22.0%. This increase was due primarily to (i) a $268,840 increase in sales of DRAGONITE to a manufacturer of specialty zeolites, (ii) $154,890 of sales of DRAGONITE-based masterbatch product to a distributor, which sold the masterbatch to a leading global manufacturer of building products, (iii) $138,000 of sales of DRAGONITE to a leading producer of blowing agents and specialty color concentrates for polymers and (iv) $45,000 in sales of DRAGONITE to a leading manufacturer of molecular sieves. The increase in revenue was partially offset by a $359,780 decline in sales of the Company’s AMIRON iron oxide-based product to a customer, which had entered into a $5.0 million take-or-pay supply agreement in late 2015. During the current quarter the Company completed the delivery of approximately 31,250 tons of AMIRON to the customer associated with the supply agreement.

Total operating expenses for the three months ended June 30, 2017 were $1,755,152 compared to $2,210,380 of operating expenses incurred during the same period in 2016, a decrease of $455,228 or 20.6%. The decline in operating costs was driven by primarily by a $580,117 decline in general and administrative expense and a $66,023 decline in exploration costs, partially offset by a $200,265 increase in production costs during the same period in 2016.

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

Production costs incurred during the three months ended June 30, 2017 were $827,413 compared to $627,148 of costs incurred during the same period in 2016, an increase of $200,265 or 31.9%. The increase in costs was driven primarily by (i) $144,400 of costs related to the processing of DRAGONITE by a third-party into a materbatch product that was sold by the Company to a customer, (ii) $54,400 of expense related to the shipment of DRAGONITE to a third-party for process development work, and (iii) a $30,000 increase in equipment rental costs, offset by a decrease of approximately $29,000 of certain insurance, wage and healthcare expenses.

Production costs as a percentage of revenue for the three months ended June 30, 2017 was 61.0 % compared to 56.4% for the same period in 2016.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended June 30, 2017 totaled $111,949 compared to $177,972 of exploration costs incurred during the same period in 2016, a decrease of $66,023 or 37.1%. The decline was driven primarily by a decline in non-production related wages and benefits incurred during the period.

General and administrative expenses incurred during the three months ended June 30, 2017 totaled $486,810 compared to $1,066,927 of expense incurred during the same period in 2016, a decrease of $580,117, or 54.4%. The Company’s selling and administrative expenses are associated primarily with its New York operations. The decline was driven primarily by (i) a $398,994 decline in the value of equity-based grants issued to employees and consultants, (ii) a $80,100 decline in wages, health insurance and workers comp costs related to a reduction in head count, (iii) a $58,600 decline in directors’ compensation and D&O insurance expense, (iv) a $29,700 decrease in travel and entertainment expense and (v) a $9,800 decline in rent expense.

Operating loss incurred during the three months ended June 30, 2017 was $397,739 compared to a loss of $1,097,913 incurred during the same period in 2016, a decrease of $700,174 or 63.8%. The decrease in operating loss during the quarter was due to a 22.0% increase in revenue and a 20.6% decrease in operating expense. The increase in revenue was driven primarily by an increase in sales of DRAGONITE during the period and the decline in operating expense was driven primarily by a 54.4% decline in general and administrative expense..

Net loss for the three-month period ending June 30, 2017 was $1,875,446 compared to a loss of $3,185,359 incurred during the same period in 2016, a decrease of $1,309,913, or 41.1%. The decrease in net loss was due primarily to a $1,483,626 change in the revaluation of PIK Note derivative due to the decline in the market price of the Company common stock and a $700,174 decrease in operating loss, partially offset by an $886,115 increase in interest expense due to an increase in the principal amount of the Company Series 2023 and Series A PIK Notes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2017	2016	Amount	%

REVENUES	$2,152,695	$2,114,095	$38,600	1.8%

OPERATING EXPENSES:
Production costs	1,712,294	1,236,751	475,543	38.5%
Exploration costs	257,459	351,797	(94,338)	(26.8)%
General and administrative	1,473,438	2,250,136	(776,698)	(34.5)%
Depreciation expense	659,765	674,420	(14,655)	(2.2)%
Total Operating Expenses	4,102,956	4,513,104	(410,148)	(9.1)%

Operating Loss	(1,950,261)	(2,399,009)	(448,748)	(18.7)%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(4,316,150)	(2,729,261)	1,586,889	58.1%
Gain on revaluation of PIK Note derivative	1,636,841	1,291,406	345,435	26.7%
Other income (expense)	25,684	104,980	(79,296)	(75.5)%

Total Other Income (Expense)	(2,653,625)	(1,332,875)	1,320,750	99.1%

NET LOSS	$(4,603,886)	$(3,731,884)	$872,002	23.4%

Revenue generated during the six months ended June 30, 2017 was $2,152,695, compared to $2,114,095 of revenue generated during the same period in 2016, an increase of $38,600 or 1.8%. This increase was due primarily to (i) a $211,640 increase in DRAGONITE sales to a manufacturer of advanced zeolites, (ii) $196,400 of sales of DRAGONITE-based masterbatch to a distributor and (iii) $138,000 of sales of DRAGONITE to a leading producer of blowing agents and specialty color concentrates for polymers, partially offset by a $525,740 decline in the sale of AMIRON iron oxide-based product to a customer, which had entered into a $5.0 million take-or-pay supply agreement in late 2015. During the current quarter the Company completed the delivery of approximately 31,250 tons of AMIRON to the customer associated with the supply agreement.

Total operating expenses for the six months ended June 30, 2017 were $4,102,956 compared to $4,513,104 of operating expenses incurred during the same period in 2016, a decrease of $410,148 or 9.1%. The decline in operating costs was driven primarily by a decline of $776,698 in general and administrative costs and a $94,338 decline in exploration costs, partially offset by an increase of $475,543 in production costs.

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

Production costs incurred during the six months ended June 30, 2017 were $1,712,294 compared to $1,236,751 of costs incurred during the same period in 2016, an increase of $475,543 or 38.5%. The increase in costs was driven primarily by (i) $177,400 of costs related to the processing of DRAGONITE by a third-party into a materbatch product that was sold by the Company to a customer, (ii) a $91,638 increase in wages due to an increase in sales volume and the incurrence of labor overtime to meet the increase in sales volume, (iii) a $65,900 increase in costs related to the maintenance of certain mining and processing equipment, (iv) a $48,000 increase in equipment rental costs, (v) a $46,000 increase in mining supplies and (vi) a $43,800 increase in freight costs related primarily to the shipment of DRAGONITE to a third-party for process development.

Exploration costs incurred during the six months ended June 30, 2017 were $257,459 compared to $347,797 incurred during the same period in 2016, a decrease of $94,338 or 26.8%. Exploration costs are associated with the Company’s activities at its Dragon Mine location, excluding costs directly associated with production. The decline was driven primarily by a decline in non-production related wages and benefits incurred during the period.

The Company’s general and administrative expenses are associated primarily with its New York operations. General and administrative expenses incurred during the six months ended June 30, 2017 totaled $1,473,438 compared to $2,250,136 of expense incurred during the same period in 2016, a decrease of $776,698, or 34.5%. The decline was driven primarily by (i) a $317,000 decline in employee compensation due to a decrease in headcount and a reduction in compensation rates, a (ii) $253,238 decrease in the value of equity-based compensation granted to employees and consultants (ii) a $107,560 decline in director expenses due to a reduction in the market value of equity granted, (iii) a $45,750 decline in travel and entertainment-related expense due to the Company’s decision to more narrowly focus its marketing efforts and (iv) a $41,800 decline in rent due to the Company decision to move to less costly office space in January, 2017.

Operating loss incurred during the six months ended June 30, 2017 was $1,950,261 compared to a loss of $2,399,009 incurred during the same period in 2016, a decrease of $448,748 or 18.7%. The decrease in operating loss during the quarter was due to a 1.8% increase in revenue and a 9.1% decrease in operating expense.. The increase in revenue was driven primarily by an increase in sales of DRAGONITE during the period and the decrease in operating expense was driven primarily by a 34.5% decline in general and administrative expense.

Net Loss for the six-month period ending June 30, 2017 was $4,603,886 compared to a loss of $3,731,884 incurred during the same period in 2016, an increase of $872,002, or 23.4%. The increase in net loss was driven primarily by a $1,320,750 increase in total other expense, partially offset by a $448,748 decline in operating loss. The increase in total other expense was due primarily to a $1,586,889 increase in interest expense due to an increase in the principal of the Company Series A and Series 2023 PIK Notes partially offset by a $345,435 increase in the gain of the revaluation of PIK Note derivative.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2017, the Company's net loss was $4,603,886 and cash used in operating activities was $483,308. At June 30, 2017, the Company had negative working capital of $1,248,451, which includes $1,001,593 of accrued PIK Note interest, which the Company expects to satisfy through the issuance of additional PIK Notes and $167,841 of payables for which the Company believes it has a statute of limitations defense. Furthermore, the Company last obtained financing in November 2014 but cannot provide any assurance that it will be able to raise additional financing needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through August, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Cash used in operating activities during the first six months of 2017 was $483,308 compared to $1,528,002 of cash used during the same period in 2016. The primary driver behind the $1,044,694 reduction in cash used in operating activities was a 942,757 increase in cash generated from changes in operating assets and liabilities compared to the same period in 2016.

Cash used in investing activities during 2017 was $41,323 compared to $432,161 of cash provided during the same period in 2016. The decline in cash generated in investing activities during the period was due to the absence of the sale of the Company’s non-core Idaho-based properties that took place during the same period in 2016.

Cash used in financing activities during 2017 was $163,156 compared to $1,467,458 of cash provided during the same period in 2016. The decline in cash generated by financing activities was due primarily to the absence of the sale of 10,933,339 shares of common stock and warrants to purchase 3,283,283 shares of common stock for total gross proceeds of $1,640,000, which took place during the same period in 2016.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and other entities that have, or are likely to have, a current or future effect on our financial condition or changes in our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

For information with respect to the Company’s contractual obligations under the five-year office space lease agreement, see Note 8 of Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report).

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

APPLIED MINERALS, INC.

Dated: August 14, 2017	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 14, 2017	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer