Form 10-Q
period 2017-09-30
Applied Minerals, Inc.
filed 2017-11-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”,“smaller-reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐
						Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2017 was 137,638,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

THIRD QUARTER 2017 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$270,896	$1,049,880
Accounts receivable	60,528	364,952
Deposits and prepaid expenses	58,909	371,206
Other current receivables	- 0 -	16,801
Total Current Assets	390,333	1,802,839

Property and Equipment, net	3,129,806	4,075,176

Other Assets
Deposits	216,724	200,524
Assets Held for Sale	- 0 -	1,000
Total Other Assets	216,724	201,524

TOTAL ASSETS	$3,736,863	$6,079,539

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	687,557	$622,331
Accrued PIK note interest	1,277,900	961,395
Current portion of notes payable	15,553	234,149
Total Current Liabilities	1,981,010	1,817,875

Long-Term Liabilities
Long-term portion of notes payable	1,333	13,073
PIK Notes payable, net of $11,358,212 and $15,143,123 debt discount at September 30, 2017 and December 31, 2016, respectively	29,535,466	23,040,093
PIK Note derivative	1,142,174	2,176,552
Total Long-Term Liabilities	30,678,973	25,229,718

Total Liabilities	32,659,983	27,047,593

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 200,000,000 shares authorized, 133,888,549 and 108,613,549 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	133,888	108,614
Additional paid-in capital	69,537,143	68,506,530
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(78,584,655)	(69,573,702)
Total Stockholders’ Deficit	(28,923,120)	(20,968,054)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,736,863	$6,079,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$148,303	$975,328	$2,300,998	$3,089,422

OPERATING EXPENSES:
Production costs	412,713	539,951	2,125,007	1,572,795
Exploration costs	47,172	270,700	304,631	821,814
General and administrative	664,217	977,716	2,137,655	3,227,852
Depreciation expense	329,357	340,165	989,122	1,014,585
Total Operating Expenses	1,453,459	2,128,532	5,556,415	6,637,046

Operating Loss	(1,305,156)	(1,153,204)	(3,255,417)	(3,547,624)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,527,374)	(1,792,412)	(6,843,524)	(4,521,672)
Gain (Loss) on revaluation of PIK Note derivative	(570,473)	1,134,149	1,066,368	2,425,555
Other income (expense)	(4,064)	1,042	21,620	106,021
Total Other Income (Expense)	(3,101,911)	(657,221)	(5,755,536)	(1,990,096)

Net (Loss) Income	$(4,407,067)	$(1,810,425)	$(9,010,953)	$(5,537,720)

Net (Loss)Income Per Share (Basic and Diluted)	$(0.04)	$(0.02)	$(0.08)	$(0.05)

Weighted Average Shares Outstanding (Basic and Diluted)	118,862,734	108,482,042	112,094,593	101,231,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(9,010,953)	$(5,537,720)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	989,123	1,014,585
Amortization of discount - PIK Notes	3,784,911	1,824,715
Amortization of deferred financing costs	5,625	5,625
Issuance of PIK Notes in payment of interest	2,704,837	2,402,340
Stock issued for director fees and other services	- 0 -	53,914
Stock-based compensation expense	145,887	558,055
Stock issued for employee compensation	- 0 -	57,748
(Gain) loss on revaluation of PIK Note derivative	(1,066,368)	(2,425,555)
Gain on sale of property	- 0 -	(108,764)
Other	1,000	- 0 -
Change in operating assets and liabilities:
Accounts receivable	304,424	(222,522)
Other current receivables	16,802	94,647
Deposits and prepaids	296,097	251,901
Accounts payable and accrued liabilities	413,720	80,536
Net cash used in operating activities	(1,414,895)	(1,950,495)

Cash Flows From Investing Activities:
Sale of property	- 0 -	552,944
Purchases of property and equipment	(43,753)	(190,019)
Net cash provided by (used) in investing activities	(43,753)	362,925

Cash Flows From Financing Activities:
Payments on notes payable	(230,336)	(204,924)
Proceeds from sale of common stock and warrants	910,000	1,640,000
Net cash provided by financing activities	679,664	1,435,076

Net change in cash and cash equivalents	(778,984)	(152,494)

Cash and cash equivalents at beginning of period	1,049,880	1,803,131

Cash and cash equivalents at end of period	$270,896	$1,650,637

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,301	$4,647

Supplemental disclosure of noncash financing activity:

Accrued PIK interest paid through issuance of PIK Notes	$2,704,837	$2,402,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. Since December, 2015, the great majority of the Company’s revenue has been related to an 18-month take-or-pay agreement for the sale of AMIRON. Additionally, the Company is currently in various phases of commercial scale trials involving its AMIRON® natural iron oxide and DRAGONITE® halloysite clay-based products for use in a number of markets.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol AMNL.

Between December, 2015 and June 2017 the Company completed the sale of $5.0 million of AMIRON to a customer as required by the terms of an exclusive, take-or-pay supply agreement entered into by the Company. The exclusivity of the agreement applied to the sale of AMIRON for a specific oilfield application. The customer may elect to make another $5.0 million purchase at the end of five years (December 2020) and extend the exclusivity for this application for a total of ten years. For the nine months ended September 30, 2017, revenues from this customer accounted for 57.8% of total revenues. As of September 30, 2017, amounts owed by this customer totaled $0. The remaining sales recognized during the nine months ended September 30, 2017, included the sale of DRAGONITE to a range of customers who used it in catalyst, molecular sieve, nucleation, paints and coatings and ceramic applications.

NOTE 2 – LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis. The Company has a history of recurring losses from operations and use of cash in operating activities. For the nine months ended September 30, 2017, the Company's net loss was $9,010,953 and cash used in operating activities was $1,414,895. At September 30, 2017, the Company had negative working capital of $112,857 after taking into account $1,277,900 of accrued PIK Note interest, which the Company expects to pay in-kind and $189,920 of payables for which the Company believes it has a statute of limitations defense. Additionally, the Company also expects to satisfy $112,000 due a vendor in-kind with DRAGONITE. Although the Company obtained funds through a private placement of stock in August 2017, management cannot provide any assurance that it will be able to obtain additional financing needed. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through November 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2016, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on March 31, 2017.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of September 30, 2017, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	September 30, 2017	December 31, 2016

Financial instruments:
Series 2023 PIK Note Derivative	$-0-	$-0-	$68,041	$68,041	$142,909
Series A PIK Note Derivative	$-0-	$-0-	$1,074,133	$1,074,133	$2,033,643

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs:

Balance at December 31, 2016	$2,176,552
Additions related to the issuance of PIK Notes	31,990
Net unrealized gains included in net (loss)	(1,066,368)

Balance at September 30, 2017	$1,142,174

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximates the fair value at September 30, 2017 and December 31, 2016 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK Notes approximates fair value. Estimated fair value of the PIK Notes Payable approximate $31,809,504 and $23,361,553, respectively, at September 30, 2017 and December 31, 2016.

For the Company's PIK Note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2017	December 31, 2016

Market price and estimated fair value of stock	$0.04	$0.12
Exercise price	$1.14	$1.28
Term (years)	5.83	6.58
Dividend yield	$-0-	$-0-
Expected volatility	107.7%	86.2%
Risk-free interest rate	2.02%	2.18%

Series A PIK Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30, 2017	December 31, 2016

Market price and estimated fair value of stock	$0.04	$0.12
Exercise price	$0.66	$0.83
Term (years)	5.83	6.58
Dividend yield	$-0-	$-0-
Expected volatility	107.7%	86.2%
Risk-free interest rate	2.02%	2.18%

Per share data

Loss per share for the three months ended September 30, 2017 and 2016, respectively, is calculated based on 118,862,734 and 108,482,042 weighted average outstanding shares of common stock.  Loss per share for the nine months ended September 30, 2017 and 2016, respectively, is calculated based on 112,094,593 and 101,231,559 weighted average outstanding shares of common stock.

At September 30, 2017 and 2016, respectively, the Company had outstanding options and warrants to purchase 31,898,352 and 25,314,940 shares of Company common stock, and had notes payable which were convertible into 52,075,593 and 38,676,232 shares, respectively, of the Company common stock, none of which were included in the diluted computation as their effect would be anti-dilutive.

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

Not Yet Adopted

In May 2014, the FASB issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and superseded most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers. This guidance is effective for interim and annual reporting periods beginning after January 1, 2018. The Company will adopt the new standard in the first quarter of 2018. The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance. The Company will finalize its assessment in the fourth quarter of 2017.

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

NOTE 4 - INCOME TAX

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of the continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance as of September 30, 2017 and December 31, 2016.

NOTE 5 – CONVERTIBLE DEBT (PIK NOTES)

As of September 30, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$15,513,290	$25,388,513	$40,901,803
Less: Discount	(1,598,654)	(9,759,558)	(11,358,212)
Less: Deferred Financing Cost	(2,992)	(5,133)	(8,125)
PIK Note Payable, Net	$13,911,644	$15,623,822	$29,535,466

PIK Note Derivative Liability	$68,041	$1,074,133	$1,142,174

As of December 31, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,071,008	$24,125,958	$38,196,966
Less: Discount	(1,721,898)	(13,421,225)	(15,143,123)
Less: Deferred Financing Cost	(5,064)	(8,686)	(13,750)
PIK Note Payable, Net	$12,344,046	$10,696,047	$23,040,093

PIK Note Derivative Liability	$142,909	$2,033,643	$2,176,552

As of September 30, 2017, the conversion price of the Series 2023 Notes was $1.14 and the conversion price of the Series A Notes was $0.66. These conversion prices were adjusted per the terms of the Series 2023 Notes and Series A Notes, respectively after the Company’s capital raise closed on August 29, 2017.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2017, the Company issued a total of 250,000 shares of common stock valued at $10,050 to directors and consultants as payments of fees.

During the nine months ended September 30, 2017, the Company issued 22,750,000 shares of common stock valued at $910,000 as part of a private placement (“August 2017 offering”).  In addition, a total of 2,275,000 shares valued at $91,000 were issued in lieu of payment for fees associated with the August 2017 offering.

In connection with the August 2017 offering, the Company entered into registration rights agreements with each of the purchasers. The Company has an option to acquire the warrants; provided, that, the following conditions are met: (a) the average VWAP for the 20 consecutive trading days immediately preceding the date on which the call notice is given is equal or greater than $0.20 and (b) a registration statement covering the resale of shares issuable upon exercise of the warrants is effective.

NOTE 7 - OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status of the warrants outstanding and exercisable at September 30, 2017 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.04	6,256,250	4.92	$0.04
$0.25	3,283,283	3.75	$0.25
$1.15	461,340	3.58	$1.15
	10,000,873	4.48	$0.36

Between January 1, 2017 and September 30, 2017, 6,256,250 warrants were issued as part of the sale of 22,750,000 Units. Each Unit included one (1) share of common stock and a warrant to purchase ¼ of a share of common stock. The intrinsic value of the outstanding warrants was $0 at September 30, 2017.

Outstanding Stock Options

A summary of the status and changes of the options granted under stock option plans and other agreements for the nine months ended September 30, 2017 is as follows:

		Weighted	Weighted
		Average	Average Remaining
	Shares	Exercise Price	Contractual Life *

Outstanding at beginning of period	21,277,479	$0.87	4.00
Issued	650,000	0.25	4.75
Exercised	- 0 -	- 0 -	- 0 -
Forfeited	(30,000)	1.55	- 0 -
Outstanding at end of period	21,897,479	$0.85	3.72
Exercisable at end of period	21,277,479	$0.87	4.19

* Measured in years

During the nine months ended September 30, 2017, the Company granted 650,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.25. The options vested immediately. The weighted-average grant-date fair value of the options granted was $0.02.

Compensation expense of $23,077 and $145,832 has been recognized for the vested options for the three months ended September 30, 2017 and 2016, respectively, and $145,887 and $510,877 for the nine months ended September 30, 2017 and 2016, respectively. The aggregate intrinsic value of the outstanding and exercisable options at September 30, 2017 was $0 and $0, respectively. At September 30, 2017, approximately $35,099 of unamortized compensation expense associated with unvested options will be recognized over the next 0.33 years on a weighted average basis.

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

The following table summarizes the Company’s contractual obligations under the lease agreement referred above:

Payment Due By Year
	2017	2018	2019	2020	2021	2022	Total

Rent Obligations	$26,100	$107,010	$110,222	$113,530	$116,934	$24.480	$498,285

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

NOTE 9 - SUBSEQUENT EVENTS

On October 4, 2017 the Company raised $150,000 through the sale of 3,750,000 Units as part of August 2017 offering. Each Unit consisted of one share of Common Stock and one five-year warrant to purchase 0.25 share of Common Stock. Four (4) warrants can be exercised to acquire one whole share of Common Stock for $0.04.

In October, 2017 the Company entered into an exclusive supply and purchase agreement with BASF Corporation. Per the agreement the Company and BASF will develop, co-brand and market halloysite-clay based products to markets that include paints and coatings, inks, rubber, adhesives, paper and ceramic honeycomb catalytic substrates. Both parties to the agreement will share profits.

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

In late 2015, the Company entered into a $5 million take-or-pay supply agreement for its AMIRON product. The $5 million portion of the take-or-pay agreement was completed in June, 2017. The customer may elect to make another $5.0 million purchase at the end of five years and extend the exclusivity for this application for a total of ten years. The Company currently sells its DRAGONITE product to a manufacturer of advanced industrial molecular sieves, a leading manufacturer of zeolites, a building products manufacturer for use as a nucleating agent, and to a manufacturer of ceramic applications. The Company is involved in a number of advanced-stage product development projects with customers that operate within industries that include, but are not limited to, catalysts, molecular sieves, zeolites, oilfield services applications, flame retardant synergists and functional additives for paints and coatings. The Company has engaged leading special material distribution organizations, HORN, Brandt Technologies and Azelis Americas for the U.S. market, and Fimatec LTD for the Japanese market. In October, 2017 the Company entered into an exclusive supply and purchase agreement with BASF Corporation. Per the agreement the Company and BASF will develop, co-brand and market halloysite-clay based products to markets that include paints and coatings, inks, rubber, adhesives, paper and ceramic honeycomb catalytic substrates. Both parties to the agreement will share profits.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2016. There have been no material changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2017 compared to the disclosures on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 3 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2017	2016	Amount	%

REVENUES	$148,303	$975,328	$(827,025)	(84.8%	)

OPERATING EXPENSES:
Production costs	412,713	539,951	(127,238)	(23.6%	)
Exploration costs	47,172	270,700	(223,528)	(82.6%	)
General and administrative	664,217	977,716	(313,499)	(32.1%	)
Depreciation expense	329,357	340,165	(10,808)	(3.2%	)
Total Operating Expenses	1,453,459	2,128,532	(675,073)	(31.7%	)

Operating Loss	(1,305,156)	(1,153,204)	151,952	13.2%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,527,374)	(1,792,412)	734,962	41.0%
(Loss) gain on revaluation of PIK Note derivative	(570,473)	1,134,149	1,704,622	150.3%
Other income (expense)	(4,064)	1,042	5,106	490.0%

Total Other Income (Expense)	(3,101,911)	(657,221)	2,444,690	372.0%

NET LOSS	$(4,407,067)	$(1,810,425)	$2,596,642	143.4%

Revenue generated during the three months ended September 30, 2017 was $148,303, a decrease of $827,025, or 84.8%, when compared to the same period in 2016. This decrease was due primarily to an $857,000 decline in sales of AMIRON iron oxide to a customer, which had entered into an 18-month take-or-pay supply agreement in November 2015. The Company completed its required delivery of 31,250 tons of AMIRON to the customer in June 2017. The decline was also driven by the decline of $57,000 in sales of DRAGONITE to a customer, which uses it in a molecular sieve application and a decline of $16,000 in sales of DRAGONITE to a customer, which uses it in a specialized zeolite application. The decline was partially offset by a $72,000 increase in the sale of DRAGONITE to a customer, which uses it in a flame retardant application for wood products.

Total operating expenses for the three months ended September 30, 2017 were $1,453,459 compared to $2,128,532 of operating expenses incurred during the same period in 2016, a decrease of $675,073 or 31.7%. The decline in operating costs was driven by primarily by a $313,499, or 32.1%, decline in general and administrative expense, a $223,528, or 82.6%, decline in exploration costs, and a $127,238, or 23.6%, decline in production costs when compared to the same period in 2016.

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

Production costs incurred during the quarter totaled $412,713, a decline of $127,238 or 23.6% when compared to the same period in 2016. The decline was driven primarily by a $210,000 decline in wages incurred during the period related to a reduction in the Company’s workforce due to the completion in June 2017 of the delivery of 31,250 tons of AMIRON to a customer, which had entered into an 18-month take-or-pay supply agreement in November 2015. The completion of the delivery of AMIRON also resulted in a $30,000 decrease in utility expense when compared to the same period in 2016. The decline in production expense was partially offset by the incurrence of $61,000 of freight expense related to the transportation of DRAGONITE halloysite clay to BASF, Kaolin for development work, the incurrence of $26,100 of consulting expense related to the investigation of an accident at the mine and an increase of approximately $23,000 in costs incurred for equipment repairs and rentals.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2017 were $47,172 compared to $270,700 of costs incurred during the same period in 2016, a decrease of $223,524 or 82.6%. The decline in exploration costs during the period was driven, in large part, by a further reduction in exploration activities at the Dragon Mine. Exploration activities were further reduced as the Company’s operations have become more focused on production.

The Company’s general and administrative expenses are associated with its New York operations. General and administrative expenses incurred during the three months ended September 30, 2017 totaled $664,217 compared to $977,716 of expense incurred during the same period in 2016, a decrease of $313,499, or 32.1%. The decline was driven primarily by a $198,400 decrease in wage expense related to a reduction in both headcount and salaries at the Company’s New York operations, a $129,000 decline in the value of equity-based compensation granted to employees and directors, and a $15,000 decline in rent expense.

Operating loss incurred during the three months ended September 30, 2017 was $1,305,156 compared to a loss of $1,153,204 incurred during the same period in 2016, a change of $151,952 or 13.2%. The increase in operating loss during the quarter was due to an 84.8% decrease in revenue partially offset by a 31.7% decrease in operating expense.

Net loss for the three-month period ending September 30, 2017 was $4,407,067 compared to net loss of $1,810,425 incurred during the same period in 2016, an increase of $2,596,642. The increase in net loss was due primarily to a $151,952 increase in operating loss and a $2,444,690 increase in total other expense. The increase in total other expense was driven by a $1,704,622 change in the gain on revaluation of PIK Note derivative due to a smaller decline in the Company’s stock price when compared to the same period in 2016 and its impact on the calculation of revaluation during the current period and a $734,962 change in interest expense due to an increase in the principal amount of the Company’s Series 2023 and Series A PIK Notes, which has resulted from the payment of interest in additional PIK Notes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2017	2016	Amount	%

REVENUES	$2,300,998	$3,089,422	$(788,424)	(25.5%)

OPERATING EXPENSES:
Production costs	2,125,007	1,572,795	552,212	35.1%
Exploration costs	304,631	821,814	(517,183)	(62.9%)
General and administrative	2,137,655	3,227,852	(1,090,197)	(33.8%)
Depreciation expense	989,122	1,014,585	(25,463)	(2.5%)
Total Operating Expenses	5,556,415	6,637,046	(1,080,631)	(16.3%)

Operating Loss	(3,255,417)	(3,547,624)	(292,207)	(8.2%)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(6,843,524)	(4,521,672)	2,321,852	51.3%
(Loss) gain on revaluation of PIK Note derivative	1,066,368	2,425,555	1,359,187	56.0%
Other income (expense)	21,620	106,021	84,401	79.6%

Total Other Income (Expense)	(5,755,536)	(1,990,096)	3,765,440	189.2%

NET LOSS	$(9,010,953)	$(5,537,720)	$3,473,233	62.7%

Revenue generated during the nine months ended September 30, 2017 was $2,300,998, compared to $3,089,422 of revenue generated during the same period in 2016, a decrease of $788,424 or 25.5%.  The decline was driven primarily by a $1,382,800 decline in ales of AMIRON iron oxide to a customer, which had entered into an 18-month take-or-pay supply agreement in November 2015. The Company completed its required delivery of 31,250 tons of AMIRON to the customer in June 2017. The decline was partially offset by a $198,400 increase in the sale of DRAGONITE as a nucleating agent to a manufacturer of building products, a $154,400 increase in the sale of DRAGONITE to a manufacturer of molecular sieves, $138,000 of sales of DRAGONITE to a compounder of polymer additives, $72,000 of sales of DRAGONITE to a global manufacturer of wood products for use in a flame retardant application, a $28,500 increase in the sale of DRAGONITE to a manufacturer of specialty zeolytes and a $10,450 increase in the sale of DRAGONITE to a manufacturer of high-performance, polymer-based proppants.

Total operating expenses for the nine months ended September 30, 2017 were $5,556,415 compared to $6,637,046 of operating expenses incurred during the same period in 2016, a decrease of $1,080,631 or 16.3%. The decline in operating costs was driven primarily by a $1,090,197, or 33.8%, decrease in general and administrative expense and a $517,183, or 62.9%, decrease in exploration costs, partially offset by an increase in production expense of $552,212, or 35.1%.

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

Production costs for the nine months ended September 30, 2017 totaled $2,125,007, an increase of $552,212 or 35.1% when compared to the same period in 2016. The increase was the result of the incurrence of $180,500 of expense related to manufacturing of master batch related to a customer sale, the incurrence of $123,300 of expense related to the shipment of DRAGONITE clay to BASF for product development and production, a $125,000 increase in equipment repair expense, a $53,000 increase in equipment rental expense, and a $48,000 increase in shipments of DRAGONITE samples.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the nine months ended September 30, 2017 were $304,631 compared to $821,814 of costs incurred during the same period in 2016, a decrease of $517,183 or 62.9%. The decline in exploration costs during the period was driven, in large part, by a further reduction in exploration activities at the Dragon Mine. Exploration activities were further reduced as the Company’s operations have become more focused on production.

The Company’s selling and administrative expenses are associated primarily with its New York operations. General and administrative expenses incurred during the nine months ended September 30, 2017 totaled $2,137,655 compared to $3,227,852 of expense incurred during the same period in 2016, a decrease of $1,090,197, or 33.8%. The decline was driven primarily by a $515,500 decrease in wage expense due to a reduction in headcount and salaries of certain executives, a $341,600 decrease in the value of equity option-based compensation granted to employees and directors and a $132,600 decrease in the director compensation due to a reduction in cash compensation and the value of stock-based grants.

Operating loss incurred during the nine months ended September 30, 2017 was $3,255,417 compared to a loss of $3,547,624 incurred during the same period in 2016, a decrease of $292,207 or 8.2%. The decrease in operating loss during the nine months ended September 30, 2017 was due to a $1,080,631, or 16.3%, decrease in operating expense, partially offset by a $788,424, or 25.5%, decrease in revenue.

Net loss for the nine months ended September 30, 2017 was $9,010,953 compared to a loss of $5,537,720 incurred during the same period in 2016, an increase of $3,473,233, or 62.7%. The increase in net loss was due primarily to a $3,765,440, or 189.2%, increase in total other expense. The increase in total other expense was driven primarily by a $2,321,852 increase in interest expense due to an increase in the principal amount of the Company Series 2023 and Series A PIK Notes and a $1,359,187 decrease in the gain on revaluation of PIK Note derivative due to a smaller change in the price of the Company’s common stock during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and use of cash in operating activities. For the nine months ended September 30, 2017, the Company's net loss was $9,010,953 and cash used in operating activities was $1,414,895. At September 30, 2017, the Company had negative working capital of $122,857 after taking into account $1,277,900 of accrued PIK Note interest, which the Company expects to pay in-kind and $189,920 of payables for which the Company believes it has a statute of limitations defense. Additionally, the Company also expects to satisfy $112,000 due a vendor in-kind with DRAGONITE.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November, 2018 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through November, 2018. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate significant additional product sales. Collectively, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Cash used in operating activities during the first nine months of 2017 was $1,414,895 compared to $1,950,495 of cash used during the same period in 2016. The primary driver behind the $535,600 reduction in cash used by operating activities during the period was an $826,481 increase in cash generated from changes in operating assets and liabilities, partially offset by an increase in net loss of $290,881 after adjusted for non-cash expenses and gains.

Cash used by investing activities during 2017 was $43,753 compared to $362,925 provided during the same period in 2016. The decrease in cash generated by investing activities during the period primarily resulted from the absence of proceeds of $552,944 generated from the sale of the Company’s non-core Idaho properties during the same period in 2016.

Cash provided by financing activities during 2017 was $679,664 compared to $1,435,076 of cash provided during the same period in 2016. The difference was driven primarily by a $730,000 decline in total proceeds raised from the sale of shares of common stock in August 2017 compared to the sale of shares of common stock in June 2016.

Total assets at September 30, 2017 were $3,736,863 compared to $6,079,539 at December 31, 2016, a decrease of $2,342,676 due primarily to a decline in cash of $778,984, a reduction in accounts receivable, deposits and prepaid expenses of $633,522 and a $945,370 decrease in net property and equipment.

Total liabilities were $32,659,983 at September 30, 2017, compared to $27,047,593 at December 31, 2016. The increase in liabilities was driven primarily by the increase in the outstanding balances of the Series 2023 and Series A PIK Notes, which resulted from the payment of interest expense through the issuance of additional Series 2023 and Series A PIK Notes.

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

For information with respect to the Company's contractual obligations under the five-year office space lease agreement, see Note 8 of Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through November 14, 2017, the Company raised $1,060,000 through the sale of 26,500,000 Units as part of a private placement. Each Unit consisted of one share of Common Stock and one five-year warrant to purchase 0.25 share of Common Stock. Four (4) warrants can be exercised to acquire one whole share of Common Stock for $0.04.

In connection with the August 2017 offering, the Company entered into registration rights agreements with each of the purchasers. The Company has an option to acquire the warrants; provided, that, the following conditions are met: (a) the average VWAP for the 20 consecutive trading days immediately preceding the date on which the call notice is given is equal or greater than $0.20 and (b) a registration statement covering the resale of shares issuable upon exercise of the warrants is effective.

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

APPLIED MINERALS, INC.

Dated: November 14, 2017	/s/ ANDRE M. ZEITOUN
By: Andre M. Zeitoun
Chief Executive Officer

Dated: November 14, 2017	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer