Form 10-K
period 2017-12-31
Applied Minerals, Inc.
filed 2018-04-17
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller-reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	X	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on the last sales price on the OTC Bulletin Board on that date, was approximately $4,354,542.

As of April 17, 2018 there were 150,388,549 shares of common stocks outstanding.

APPLIED MINERALS, INC.

YEAR 2017 ANNUAL REPORT ON FORM 10-K

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

In the discussion under “Item 1 – Business” and “Item 9 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we discusses a wide range of forward-looking information, including our beliefs and expectations concerning business opportunities, potential customer interest, customer activities (including but not limited to testing, scale-ups, production trials, field trials, product development), and our expectations as to sales, the amount of sales, and the timing of sales. Whether any of the foregoing will actually come to fruition, occur, be successful, or result in sales and the timing and amount of such sales is uncertain.

More generally, all forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report entitled “1A. RISK FACTORS.”

PART I

ITEM 1. BUSINESS

SUMMARY

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTCQB: AMNL) owns the Dragon Mine in central Utah. From the mine we extract, process, or have processed by a third party, halloysite clay and iron oxide for sale to a range of end markets. We market the minerals directly and through distributors and also under a profit-sharing  agreement with the Kaolin business unit of BASF Corp. (“BASF”).

We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and a third party processor (BASF) to process and enhance our halloysite clay products to improve the performance of our customers’ existing and new products.

Halloysite

Our halloysite clay, which we market under the DRAGONITE™ trade name, is an aluminosilicate mineral with a hollow tubular shape. DRAGONITE can utilize halloysite’s shape, high surface area, and reactivity to add significant functionality to a number of applications.

Iron Oxide

Our iron oxide, which we market under the AMIRON™ trade name, is a high purity product. We have sold it as an absorbent for hydrogen sulfide gas contained in natural gas.

Sales

In 2017, we recorded revenues of $2,444,677, of which $1,011,654 was related to sales of DRAGONITE to 13 customers and $1,433,023 was related to sales of AMIRON to one customer.

Characterization of the Mineralization

Over the last nine years, the Company has expended significant resources, including commissioning a resource study, to determine the amount, character and mineabilitiy of the mineralization of the deposits at the Dragon Mine.

Classification for SEC Purposes

The Company is classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission (“SEC”) Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Industry Guide 7. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Industry Guide 7. The mineralization indicated by the resource study (described below) we have commissioned cannot be classified as a reserve for purpose of Industry Guide 7.

In 2016, SEC proposed rules to modernize property disclosures for mining companies. The mineralization indicated by the resource study would not qualify as a reserve under the proposed rules.

Processing Capability

In 2017, we entered into a tolling agreement with BASF under which BASF will use a water-based system that will process the Company’s halloysite in accordance with the Company’s specifications, which can include eliminating impurities, such as iron oxide, and surface treating the halloysite to achieve desired effects and functionality.

We have a mineral processing plant with a capacity of up to 45,000 tons of mineralization per annum for certain applications.

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to processing its halloysite resource.  Such facility can process halloysite using a dry-based, micronizing system. This dry-based system does not eliminate impurities such as iron oxide as effectively as wet processing but is useful in situations where wet processing in not necessary

Distribution Channels

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

In October, 2017, we entered into a supply agreement with the Kaolin business unit of BASF (“Supply Agreement”). The Supply Agreement provides that the Company will sell up top 15,000 tons of halloysite to BASF per year and BASF may process and/or treat and will have an exclusive license (a) to sell halloysite on a worldwide basis for use within the following third party markets: (i) paints and coatings; (ii) inks; (iii) rubbers (excludes flame retardant and wire and cable applications); (iv) adhesives; (v) paper, and (vi) ceramic honeycomb catalytic substrates and (b) to sell halloysite to other business units of BASF.

INFORMATION ABOUT THE COMPANY

Applied Minerals, Inc. (OTCQB: AMNL) owns the Dragon Mine from which we can extract halloysite clay and iron oxide, which we then process or have processed and sell. We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and BASF to engineer and enhance our halloysite clay and iron oxide products to improve the performance of our customers’ existing and new products.

The Dragon Mine is a 267-acre property located in central Utah, approximately 70 miles south of Salt Lake City, Utah.

We market our halloysite clay-based line of products under the tradename DRAGONITE. We market our iron oxide line of products under the tradename AMIRON.

Halloysite is mined and marketed by other companies, primarily by a French company, Imerys, which owns the other major halloysite mine, which is located in New Zealand.  The halloysite from that mine is sold primarily for use in ceramics and tableware.   When new management came into the Company in 2009, new management decided to focus on new, premium-priced uses of halloysite.  Those premium-priced uses had been, and continue to be, identified typically in published research.  Because the Company is primarily dedicated to new, advanced uses of halloysite that would permit the Company to charge premium prices, the sales and marketing process is one that often takes an extended period of time.

The Company acquired the Dragon Mine primarily to exploit the mine’s halloysite resources. At the time that the Dragon Mine was acquired, it was assumed that the iron oxide mineralization would be useful only for steelmaking. Given historical price conditions and our method of mining (underground), sales of iron oxide for steelmaking would often not be economic and at best would yield marginal or low profits.  The iron oxide resource at the Dragon Mine has a high content of Fe2O3, The iron oxide is of high chemical purity, possesses high surface area, fine grains, dispersability, good tinting strength, enhanced color saturation, low color variation, and a low level of heavy metals content, high surface area (25 m2/g – 125 m2/g and reactivity. In November, 2015, the Company entered into an agreement to supply a customer its AMIRON iron oxide on an exclusive basis for a period of five years. The exclusivity provision is limited to the specialized catalyst application of the Customer and enables Applied Minerals to sell its iron oxide products for use in other technical applications that are not competitive with the Customer's intended field of use. An initial purchase order of $5.0 million of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015. Upon expiration of the initial 5-year term, the Customer has an option to extend the exclusive supply agreement for an additional 5 years by issuing an $8.0 million purchase order to be delivered over the course of the subsequent twenty-four months. In June, 2017, the Company fulfilled the $5.0 million purchase order.

INFORMATION ABOUT THE DRAGON MINE

History of the Dragon Mine

The Dragon Mine was first mined in the third quarter of the 19th century and has since been mined by various owners and operators. It was mined for iron oxide from the late nineteenth century until approximately 1931 and it was mined for halloysite clay from approximately 1931 to 1976. From 1949 to 1976, the halloysite was sold for use as a petroleum cracking catalyst. A fire closed the mine in 1976. No mining took place from 1976 until 2001, at which point the Company leased the property with an option to buy it. The Company purchased the property in 2005.

Prior to a change in management in 2009, the Company did relatively little to categorize the mineralization at the Dragon Mine or to identify and exploit markets for the minerals. Since new management was installed in 2009, the Company has used and proposes to continue to use a consulting geologist to categorize the mineralization at the Dragon Mine and management has identified, developed and exploited premium-priced markets for halloysite and iron oxide.

Resource Study of the Dragon Mine’s Mineralization

There are two areas of the Dragon Mine minesite at which mining can be conducted and they are referred to as the “Dragon Pit” and the “Western Area.” In addition, there are five surface piles on the site, mineralization that was left by prior operators.

The Company has commissioned an ongoing study (and updates in 2013 and 2016) of the mine’s “resources” that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. We will refer to the 2013 update as the “study.” The study is not deemed final in that the Company intends to commission a further update of the study. The new update will consider new information, including the ability to wet process halloysite to eliminate substantially all iron oxide in halloysite products.  Some halloysite with higher iron oxide content was not included in the halloysite tonnage set forth in the study because a sufficient amount of iron oxide could not be processed out using dry processing.  The new update will also reevaluate data and conclusions, in part because of the consultant’s need, in connection with the most recent update, to use of a different modeling system to determine tonnage which was not reconciled with the earlier results set forth in the study, and to resolve certain problems and inconsistencies. As a result, there will be changes to the information in the study that are discussed below. So the information below should be considered preliminary.

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

The study was performed by Ian Wilson, PhD, our consulting geologist. Dr. Wilson supervised our drilling program. Dr. Wilson is a member of iom3 (Institute of Materials, Minerals and Mining of the UK). From 1974 to 2001 Mr. Wilson worked with English China Clays/Imerys mainly as a geologist and with management roles in Brazil, Spain, Sweden and China. Since his retirement in 2001, he has worked as an independent consultant dealing with many industrial minerals including halloysite.

Dragon Pit

The Dragon Pit area covers 4.95 acres and is mined underground. There are three separate types of mineralized material in the Dragon Pit area.

The first type is comprised of clay with a relatively high concentration of halloysite. The study reports the Dragon Pit contains 629,650 tons of this type of mineralized material.

The second type is comprised of a mix of kaolinite, illite-smectite, and halloysite clays.  The study reports the clays constitute approximately 73.4% of this mineralization, of which halloysite constitutes approximately 42.6%, kaolinite constitutes 19.2% and illite-smectite constitutes 11.6% and the Dragon Pit contains 565,575 tons of this type of mineralized material.

The third type of mineralized material found in the Dragon Pit is comprised of iron-bearing materials.  This mineralization contains goethite and hematite. When dehydrated, goethite be comes hematite. We will sometimes refer to either mineral or combinations of the minerals as “iron oxide.”  The study reports the mineralization is approximately 94% iron oxide, of which goethite accounts for 69.7% and hematite 24.3%; there exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Dragon Pit exists as a goethite-hematite mix; and the Dragon Pit contains 3,254,989 tons of this iron-bearing mineralization.

The table below describes the clay resource in the Dragon Pit:

Area	Acres	Resource Status	Clay (Tons)	Clay Type	Average Clay Content (%)
			629,650	Pure	Halloysite	Kaolinite	Illite-Smectite	Total
Dragon Pit	4.95	Measured		Halloysite	94.0	N/A	N/A	94.0
			565,575(1)	Mixed	42.6	19.2	11.6	73.4
(1)	The amount is the result of processing to < 45 microns, which eliminated 27% of the starting unprocessed material. The material would have to be wet processed so that the >5 micron material can be removed. The pure halloysite is used in our DRAGONITE products. Mixed clays are not used in our DRAGONITE products.

The table below describes the iron oxide resource in the Dragon Pit:

		Resource	Iron Oxide	Average Content (%)
Area	Acres	Status	(Tons)	Hematite	Goethite	Fe2O3	LOI (1)
Dragon Pit	4.95	Measured	3,254,989	29.16	63.54	77.47	10.09
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

One type of mineralization in the Western Area is clay. It is comprised primarily of a mix of kaolinite, illite-smectite, and halloysite clays. The study reports the clay content of this mineralization is approximately 71.4%, of which kaolinite constitutes 47.2%, illite-smectite constitutes 17.5%, and halloysite constitutes 6.7% and  the Western Area contains 862,903 tons of this type of mineralization.

The other type of mineralization is iron bearing.  The Western Area contains goethite and hematite. The study reports the mineralization is approximately 96% iron oxide on a mineralogical basis, of which hematite accounts for 75.9% and goethite 20.1%; there exist separate areas of goethite and hematite but the majority of the iron-bearing mineralization in the Western Area exists as a goethite-hematite mix; and the Western Area contains 797,717 tons of this iron-bearing mineralization.

The table below describes the information from the study of the clay resource in the Western Mine:

		Resource		Average Clay Content (%)
Area	Acres	Status	Clay (tons)	Halloysite	Kaolinite	Ilite-Smectite	Total
Western Area	6.3	Measured	862,903	6.7	47.2	17.5	71.3

The Western Mine clays are not used in our DRAGONITE products.

The table below describes the information from the study about the iron oxide resource in the Western Mine.

Area	Acres	Resource Status	Iron (tons)	Average Content of Hematite, Goethite, Fe2O3 and LOI (%)
				Hematite	Geothite	Fe2O3	LOI
Western Area	6.33	Measured	797,717	60.03	30.7	8.29	8.04

Surface Piles

There are five surface piles that were created during the mining of halloysite clay between 1949 and 1976 when the Dragon Mine’s halloysite resource was mined and sold for use as a petroleum cracking catalyst.  Any clay that contained more than a minimal threshold amount (~ 2%) of iron oxide was not usable for petroleum cracking and was discarded into one of five surface piles.

The following sets forth information from the study about the mineralized material by surface pile:

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

Resource Development/Exploration Drilling Expenses

In 2017 and 2016, the Company spent $508,861 and $981,045, respectively, on exploration and resource development.

More Detailed Description of the Mineralization at the Dragon Mine

Clays.Kaolinite and halloysite are clays and members of the kaolin group of clays. Both are aluminosilicate clays. Kaolinite and halloysite are essentially chemically identical, but have different morphologies (shapes). Kaolinite typically appears in plates or sheets. Halloysite, in contrast, typically appears in the shape of hollow tubes. On average, the halloysite tubes have a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers. Formation of halloysite occurs when kaolinite sheets roll into tubes due to the strain caused by a lattice mismatch between the adjacent silicon dioxide and aluminum oxide layers. Halloysite is non-toxic and natural, demonstrating high biocompatibility without posing any risk to the environment.

Kaolinite is one of the world’s most common minerals.  U.S. production in 2016 was approximately 6.1 million tons.

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

Iron Oxide.Hematite is the mineral form of iron oxide, which exists in a range of colors, including black to steel or silver-gray and brown to reddish brown, or red.

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

The Company has commissioned an ongoing study described above that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves.

That study indicated the existence of JORC “resources” of halloysite clay and iron oxide. A JORC resource is defined is a “mineral deposit in such form, grade and quantity that there are reasonable for prospects for eventual economic extraction,” a lower standard than that used for a final feasibility study. Among the differences between resources determined under the JORC Code and Industry Guide 7 is that under the JORC Code resources are measured in situ and are not net of diluting materials and mining losses, while under Industry Guide 7, the reserves are net of diluting materials and mining losses. The results of the study do not qualify as reserves under Industry Guide 7.

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

In 2016, SEC proposed rules to modernize property disclosures for mining companies. The mineralization indicated by the resource study would not qualify as a reserve under the proposed rules.

PROCESSING CAPABILITIES

In 2017, we entered into a tolling agreement with BASF Corp. (“BASF”) under which BASF will “wet process” the Company’s halloysite to comply with the Company’s specifications, which can include eliminating impurities such as iron oxide and surface treating to achieve desired effects and functionality.  The tolling agreement provides for tolling up to 15,000 tons per year. The Company has been orally assured that such capacity can be increased as reasonably necessary.

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

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to its halloysite resource.  Such facility can “dry process” halloysite using a micronizing system.  Dry processing does not eliminate impurities such as iron oxide as effectively as wet processing but is useful in situations where wet processing in not necessary.

In October, 2017, we entered into a supply agreement with the Kaolin business unit of BASF Corp. pursuant to which BASF can purchase up to 15,000 tons per year, which it can process and sell into five specified markets. As of April 17, 2018, no sales of halloysite have been made by the Kaolin business unit.

MINING AND PRODUCTION ACTIVITY IN 2017 AND 2016

The following table discloses for the twelve (12) months ended December 31, 2017 and 2016, respectively (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company:

	2017	2016
Tons extracted
Halloysite clay	407	35
Iron oxide	8,704	8,235
Products produced (tons)
Halloysite clay	200	107
Iron oxide	8,962	22,428

CUSTOMERS

DRAGONITE

At the current time, the Company is selling halloysite on an ongoing basis to four (4) customers that have commercialized products using halloysite. One customer uses our DRAGONITE halloysite to manufacture a specialty zeolite, which is used in an adsorption application, two customers use it as a binder within a ceramic application and one customer uses it as a nucleating agent in a plastic injection molding. .  Several prospective customers are conducting either commercial-scale trials or field trials for an array of products that are expected to use DRAGONITE as a functional additive. In 2017, we sold $1,011,654 of DRAGONITE.

There is no certainty that any potential customer that tests our products will actually become a customer on an ongoing basis. The Company currently is cautiously optimistic that additional customers will become ongoing customers with additional revenue in 2018 or early 2019.

AMIRON

In 2017, we sold $1,365,816 of iron oxide to one customer. As of the date of this report, the Company is not selling iron oxide on a continuing basis to customers.

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2017 and 2016. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
Sales for:	2017	2016
Commercial Production	95	98
Scale-Ups	5	2
Testing	*	*
Other	*	*
Total	100	100

* < 1%

SALES AND MARKETING

In most application markets, the Company markets and sells its products directly and through distributors.

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

Azelis, by itself and through its subsidiaries, Ribelin Sales, Inc., E.W. Kaufman Co., and GMZ Inc., cement acts as exclusive distributor for DRAGONITE in Mississippi. Alabama, Tennessee, Georgia, Florida, South Carolina, North Carolina, Virginia, West Virginia, Maryland, Delaware, Pennsylvania, New Jersey, Connecticut, New York, Vermont, Massachusetts, New Hampshire, and Maine. The Company intends to engage a distributor for AMIRON in these states.

The Company has a non-exclusive distribution agreement with a distributor for Taiwan and an exclusive agreement with a distributor for Japan.

In October, 2017, we entered into an supply agreement with the Kaolin business unit of BASF Corp. (“Supply Agreement”).  The Supply Agreement provides that the Company will sell halloysite to BASF and BASF may process and/or treat and will have an exclusive license to sell halloysite on a worldwide basis for use within the following third party markets: (i) paints and coatings; (ii) inks; (iii) rubbers (excludes flame retardant and wire and cable applications); (iv) adhesives; (v) paper, and (vi) ceramic honeycomb catalytic substrates and (b) use by other business units of BASF provided that such BASF business unit only uses or sells the halloysite as part of a product another product.  Under the terms of the Supply Agreement, each party is reimbursed from the proceeds of sale for its direct costs and the Company and the BASF Kaolin business unit equally share the profits of any sales of halloysite by the Kaolin business unit.  The Supply Agreement has an initial term of three years and automatically renews unless one party terminates.  As of April 17, 2018, no sales of halloysite have been made by the Kaolin business unit.

APPLICATION MARKETS

The following discusses the markets into which the Company is marketing its DRAGONITE and AMIRON products. It cannot be assured that we will be successful penetrating these markets. The discussion does not discuss certain problems of selling into these markets, which are discussed elsewhere in the Business section or in the Risk Factors section.

DRAGONITE

The following is a description of the application markets in which the Company has commercial customers for halloysite-based DRAGONITE products:

Molecular Sieves and Catalysts.

Molecular Sieves.  DRAGONITE™ is a binder to zeolite crystals to enhance a molecular sieve’s productivity in critical functions such as drying of natural gas and air, separation of liquid from product streams, and separation of impurities from a gas stream. DRAGONITE possesses a dispersion ability that allows it to combine with the zeolite crystals without attracting to them or reducing the rate of diffusion of liquids and gases. DRAGONITE’s fine particle size, porosity, and thermal stability also ensure that adsorbates diffuse rapidly through the sieve without affecting the adsorbent blend’s physical properties.

Catalysts. DRAGONITE can be used as a catalyst and catalyst support for the hydrotreatment and hydrodemetalation of hydrocarbonaceous feedstocks.  DRAGONITE can be used to remove impurities such as metals, sulfur, nitrogen, and asphaltenes. Crude oil petroleum must be processed in order to make it into gasoline and other fuels.. Catalytic cracking involves the addition of a catalyst to speed up the cracking. The reactive nature of halloysite lends itself to being a catalyst especially for high sulfur oil. Halloysite can also be used as a support for catalysts, which are applied to the halloysite as a coating.

Halloysite from the Dragon Mine was mined and processed as a catalyst for petroleum cracking from 1949 to 1976.

Flame Retardant Additives

Flame retardant additives are widely used in flammable and flame resistant plastics and are found in electronics, building insulation, polyurethane foam, and wire and cable.

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

We believe that in certain applications the use of DRAGONITE instead of other fire retardant products may allow a manufacturer to use less fire retardant and may, in addition, may enable the manufacturer to reduce the weight of the manufactured part. DRAGONITE-XR does not release its naturally bound water until 400°C, making it suitable for polymers processed under extreme conditions.

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

Nucleation of Polymers; Reinforcement of Polymers.

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

We believe that the utilization of DRAGONITE as a reinforcing filler can result in the improvement of one or more mechanical properties of a polymer such as modulus (the measure of how well a polymer resists breaking when pulled apart), strength (the measure of the stress needed to break a polymer), and impact resistance (the measure of a polymer’s resistance when impacted by a sharp and sudden stress).

Paints and Coatings

Halloysite has been shown to improve the adhesion and impact resistance properties of polymer-based paints and coatings. Additionally, halloysite has been shown to significantly improve the corrosion resistance of paints and coatings over synthetic anti-corrosion agents. Paints and coatings are one of the application markets on which BASF is focused as part of its Supply Agreement with the Company.

Other Opportunities.  Other potential markets that present opportunities for halloysite but as to which the Company does not have commercial customers include cement (halloysite may increase tensile strength more than twice the increase in compressive strength while reducing permeability), batteries (the silicon material in halloysite, which is an aluminasilicate, may be extracted from halloysite and used in anode in lithium ion batteries and halloysite may be used in electrolyte in batteries), and controlled release carrier in cosmetics and in other applications.

AMIRON

The AMIRON line of natural iron oxide-based products can be used in technical and pigmentary application markets.

During part of 2015, 2016 and part of 2017, the Company sold AMIRON under a supply agreement for $5 million for use as an adsorbent to remove contaminants and moisture from gases. Under the supply agreement, the Company may not sell, at least until 2020, iron oxide to others to remove hydrogen sulfide from liquids or gases).  If the other party to the transaction orders at least $5 million, the restriction of sales can be extended another five years.

THE SALES PROCESS

The Company sells its products using employees, agents, and distributors, selling on a global basis.

DRAGONITE

The Company markets its DRAGONITE into two general types of application markets.

The first type is a market in which halloysite has not been previously used, or is to be used as an additive in substitution for another additive, to enhance a functionality of an application.  This type of market requires a number of steps to be completed before a sale can be consummated.  Like any new material that will be incorporated into a commercial manufacturing process, a significant amount of testing must be performed by a customer before DRAGONITE can be incorporated into a manufacturing process and a product. Sales of this type often require working with the potential customers’ existing formulations, which can vary from potential customer to potential customer.

Working with a potential customer could include identifying a solution, such as (i) surface coating or (ii) when to introduce DRAGONITE into the formulation or (iii) the conditions under which it should be introduced or (iv) changes, deletions, additions, or substitutions involving other elements of the customer’s formulation. Without the customer’s collaboration in identifying a solution, DRAGONITE could be unsuccessful in achieving the customer’s goals. This process can take an extended period of time (years in the case of discoloration of polymers as a result of the introduction of DRAGONITE) and, in some cases, there is no solution. In this type of market, price can be an important consideration and in some cases, we are not able to compete.

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

RESEARCH, DEVELOPMENT AND TESTING

The Company’s research and development and testing efforts are focused on the continued creation of commercial applications for our halloysite-based products and our iron oxides. The Company conducts s research and development efforts internally and occasionally through consultants. The Company is using BASF to conduct research. The Company also conducts product research and development collaboratively with distributors, customers and potential customers.

In 2017 and 2016, the Company spent $170,407 and  $139,539 for testing and research, respectively.

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

The clays that the Company mines, including halloysite, may contain various levels of crystalline silica when mined.  Crystalline silica is considered a hazardous substance under regulations promulgated by the U.S. Occupational Health and Safety Administration (OSHA) and U.S. Mine Health and Safety Administration (MSHA) and as a result is subject to permissible exposure limits (PELs), both in the mine and at the workplaces of our customers.  The Company is required to provide Safety Data Sheets (SDS) at the mine and accompanying sales of products to customers. The Company must also apply hazard warning to labels of containers of the product sold to customers, if levels of crystalline silica are present above specified thresholds.  Kaolin and halloysite are also subject to PELs.

EMPLOYEES

As of April 17, 2018, the Company had 13 employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.

We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2017 and 2016, the Company sustained losses from continuing operations of $14,910,659 and $7,639,772, respectively. At December 31, 2017 and 2016, the Company had accumulated deficits of $104,493,857 and $89,583,198, respectively. We have very limited cash as of the date of this report, negative cash flow, and continuing unprofitable operations. Accordingly, our independent registered public accounting firm, EisnerAmper, has included a going concern paragraph in its opinion on our financial statements.

We will need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all, especially in light of the restrictions imposed on the incurrence of additional debt by the Series A Notes and the Series 2023 Notes.

Material Weakness in our Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

During the preparation of our consolidated financial statements for the year ended December 31, 2017, we and our independent registered public accounting firm, identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

The existence of a material weakness could result in errors in our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

MATURITY OF OUTSTANDING PIK-ELECTION CONVERTIBLE NOTES.

Unless the Company becomes quite successful its outstanding PIK-Election Convertible Notes may not elect to voluntarily convert into common stock.  Unless the Company is able to generate significant cash flow, the Company may not have sufficient funds to pay outstanding PIK-Election Convertible Notes when such notes mature.  Unless the stock price increases very significantly, the Company may not be able to force conversion of the notes before maturity.

The Company has two series of convertible, PIK notes outstanding, 3% PIK-Election Convertible Notes due May 1, 2023 ("Series A Notes") and 3% PIK-Election Notes due August 1, 2023 (“Series 2023 Notes”). As of April 17, 2018, the outstanding balance of the Series A Notes was approximately $27.2 million and the outstanding balance of the Series 2023 Notes was approximately $16.3 million. If the Company continues to pay interest in additional PIK Notes, the outstanding balances will increase to approximately $51.1 million by August 1, 2023.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes mature on May 1, 2023. The Series 2023 Notes mature on August 1, 2023.

The holders of the Series A Notes may convert their principal and accrued but unpaid interest into shares of common stock of the Company at any time.  As of April 17, 2018, the conversion price of the Series A Notes was $0.40 per share and would have convert into approximately 68.0 million shares of common stock of the Company. As of April 17, 2018, the conversion price of the Series 2023 Notes was $0.59 per shares and would have converted into approximately 27.5 million shares of common stock of the Company.

The Series A Notes are mandatorily convertible by the Company at any time when (i) the volume weighted average price of the shares of the common stock of the Company is equal to or greater than $1.00 for thirty (30) consecutive trading days and (ii) the closing market price of the shares of the common stock of the Company is equal to or greater than $1.00.

The Series 2023 are mandatorily convertible by the Company at any time when the weighted average trading price of a share of the Company’s common stock is in excess of $0.59 for ten (10) consecutive trading days.

The Series A Notes and Series 2023 Notes contain significant negative covenants that limit or eliminate, without the consent of a majority by principal of the each series of Notes, among other things, mergers, sales of assets, dividends, borrowings, secured transactions, liens and transactions with affiliates.

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

Similarly, we have attempted to sell our iron oxides, which are natural, into markets where synthetic iron oxides have been used in the past. In trying to make such sales, we encounter the same or similar types of problems described in the preceding paragraph

Other applications for our halloysite-based material and our iron oxides are applications for which halloysite or natural iron oxides have been used previously. To penetrate these markets, we face the difficulties encountered by any company trying to enter an established market competing against established players that may be in better financial condition that we are and are already familiar to, and in many cases have relationships with, the potential customers, which may make purchasing from such competitors more attractive than purchasing from us. While we believe that in many cases, our products are superior to those already in the market; there is uncertainty that we will be able to penetrate those markets to a sufficient degree. Because individual halloysite and iron oxide deposits can differ in significant respects, we may have to demonstrate that our halloysite or iron oxide will actually work for the manufacturer’s particular need and thus we can encounter the problems discussed in the third paragraph of this section.

COMPETITION

Competition from Other Miners of Halloysite

Currently there is limited competition involving the sale of halloysite-based products in our advanced-applications target markets. If our DRAGONITE penetrates our advanced-application target markets, we may face significant competition from competitors as well as from non-halloysite solutions often sold by larger, more established companies. The basis for competition is performance, price and reliability.

Despite the widespread occurrences of halloysite, large deposits from which high purity halloysite can be economically extracted are comparatively rare. These include deposits with high-grade zones that are dominantly halloysite and lower grade deposits where halloysite can be readily separated to give a high purity product. Relatively pure halloysite typically occurs as narrow lenses or pockets in altered rock and often requires selective mining and sorting to produce a high-grade product. Halloysite is often associated with fine-grained kaolinite, silica or other fine-grained mineral contaminants and as such, for many applications, requiring beneficiation methods that rely primarily on wet processing.

The production of high-grade halloysite from large deposits for specialist industrial use at present is limited to the Dragon Mine and open pit mines owned by Imerys, a large French minerals company, in Northland, New Zealand, and in mines in Turkey.

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

Imerys’ website indicates that its halloysite is sold for use in tableware, but an article from 2000 indicated that a small percentage was being sold for use in synthetic zeolite-base molecular sieves and in the manufacture of honeycomb catalyst supports. We have no information as to whether it being sold for those purposes now. We are aware that Imerys is selling its halloysite for use as a binder at a lower price then we are willing to sell out DRAGONITE, but we believe that that particular application it is used for does not require reactivity at the level that DRAGONITE provides.

Halloysite from Turkey is sold for use in catalysts for a relatively low price, but it appears to be of significantly lower quality than the Company’s halloysite.

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

The degree or extent to which the halloysite from other deposits can or will compete with our halloysite-based products is subject to a variety of factors, including the following:

●	Deposits of halloysite are formed under a variety of geological conditions of hydrothermal alteration and weathering. As a result, the nature and extent of impurities, the length of the tube, thickness of the walls, and the size of the pore or lumen can all vary. In many deposits, the halloysite is mixed with significant amounts of other clays, limiting its usefulness for certain applications. Other deposits can contain significant amounts of crystalline silica and/or cristobalite, which may limit the usefulness for certain applications and/or require additional processing, although given the fine grain of silica and cristobalite, there are limits to the ability to eliminate them. Other deposits contain more iron oxide than is acceptable, requiring additional processing

●	Some deposits are subject to difficulties relating to mining. Some deposits are located in geographically isolated areas.

The global resource base for economically mineable halloysite might be expanded to meet substantial growth in demand, especially if demand was for higher-value markets that would justify higher costs for mining and processing out containments. Such expansion might be anticipated both through the discovery of new deposits and through the adoption of more elaborate process methods to separate halloysite occurring within lower-grade sources. Competition from the other halloysite producers could arise and could adversely affect sales and margins and such competition would be based on performance and/or price.

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

Competition for Iron Oxide

We expect to compete with companies that, in some cases, may be larger and better capitalized than us. Because individual iron oxide deposits can differ in significant respects, our iron oxide may not be suitable for certain uses and we may have to demonstrate that our iron oxide will actually work for the manufacturer’s particular need and we can encounter problems in getting manufacturers to test our product and even if such tests are successful, to use our iron oxide. We also compete with synthetic iron oxide.

THE COMPANY’S SUCCESS DEPENDS ON OUR SENIOR MANAGEMENT

Our senior management has played a critical role in leading the effort to commercialize our halloysite-based products and iron oxides. If the Company loses the services of members of senior management, there is no assurance that the Company would be able to attract and retain qualified replacements.

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

PRINCIPAL OFFICE

The corporate office is located at 55 Washington Street, Suite 301, Brooklyn, N.Y. 11201.

MINING PROPERTY

The following section describes our right, title, or claim to the Dragon Mine property.

The Dragon Mine property, located in Juab County, Utah, within the Tintic Mining District, has been principally exploited for halloysite clay and iron oxide. It is located approximately 2 miles southwest of Eureka, Utah and can be accessed via state highway and county road. There is no evidence of a water source on the property.

The property covers approximately 267 acres with a large mining permit covering 40 acres allowing for the extraction of minerals. The property consists of 38 patented and six unpatented mining claims located in the following sections: T10S, R2W, sections 29, 30, 31, and T10S, R3W, Section 36, all relative to the Salt Lake Base Meridian. The Company pays approximately $800 in annual maintenance fees to the U.S. Department of Interior Bureau of Land Management to maintain rights to its unpatented claims. The BLM Claim Numbers are: UMC385543, UMC 385544, UMC394659, UMC394660, UMC408539, and UMC408540.

The Company has no underlying royalty agreements with any third-party with respect to the Dragon Mine. We leased the property in 2001 and in 2005 we purchased the property for $500,000 in cash. As more fully explained in the “Business” section, the property has two mining areas, the Dragon Pit, which contains high purity halloysite, Mixed clays and iron oxide and the Western Area, which contains mixed clays and iron oxides. On the property, there are also five large waste piles containing significant amounts of clay.

Processing Facilities at Dragon Mine; Plant and Equipment

The Company has two dry-process facilities at its Dragon Mine property. One facility, is currently being used to process iron oxide, can process clay minerals, has a capacity of up to 45,000 ton per year for certain types of processing and includes a Hosokawa Alpine mill. Before processing, the mineral is crushed.  If only crushing is needed for a particular use, our production capacity will be significantly higher. The other facility is dedicated to dry processing of halloysite clay resource and has an annual capacity of up to 10,000 tons per year.

We have an agreement with BASF Corp. to process up to 15,000 tons of halloysite each year using a water-based process.

We believe the physical plant and equipment utilized at the Dragon Mine are in satisfactory condition to continue our current mining and processing activity except where the Company anticipates using a third party to beneficiate its halloysite. The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs. Currently, our physical plant includes, but is not limited to, two processing mills, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground. Our mining equipment includes, but is not limited to, a road header, an underground drill, a deep drill, a Scooptrans, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground. There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own. The Company uses diesel fuel and propane and has water transported to the property from an external source. The property has sufficient access to roads to enable the transportation of materials and products. The property also has a well-equipped laboratory used for quality control and research.

SEC Industry Guide 7 and Resource Study

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

The Company has commissioned an ongoing study (and updates in 2013 and 2016) of the mine’s “resources” that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. We refer to the 2013 update as the “study.” The study is described in Item 1. Business.

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

Exploration Agreement

On December 22, 2017, the Company and Continental Mineral Claims, Inc. (“CMC”) entered into an Exploration Agreement with Option to Purchase (“Agreement”). The Company granted to CMC the exclusive right and option to enter upon and conduct mineral exploration activities (the “Exploration License”) for Metallic Minerals on the Company’s Dragon Mine minesite in Utah (the “Mining Claims”).  Metallic Minerals are defined to include minerals with a high specific gravity and metallic luster, such as gold, silver, lead, copper, zinc, molybdenum, titanium, tungsten, uranium, tin, iron, etc., but shall exclude any such Metallic Minerals that are intermingled within any economically-recoverable, non-metallic mineral deposits located at or above an elevation of 5,590 feet above sea level. Non-metallic minerals include clay and iron oxide, the minerals mined by the Company.  The Company believes that all economic recoverable non-metallic mineral deposits are well above 5,590 feet above sea level. The Exploration License is for a period of ten years.

In consideration of the Exploration License CMC has paid the Company $350,000 and will pay it $150,000 on or before the first anniversary of the Exploration License, $250,000 on or before each subsequent anniversary during the Exploration License term following the first anniversary of the Effective Date of this Agreement, unless the Exploration License is terminated earlier by CMC by exercising the option or failing to make the required payment for the Exploration License.

CMC may exercise the option at any time during the Exploration License term. Upon exercise of the Option and the completion of the closing, CMC shall acquire 100% of the Metallic Rights within the Mining Claims from the Company, subject to the terms and conditions of the Agreement.

The consideration to be paid by CMC to the Company after exercising the option for the acquisition of the Metallic Rights shall be payable as follows: $3,000,000; and, CMC shall grant to the Company a five percent (5%) Net Profits Interest (“NPI”) royalty over the Metallic Minerals produced from the Mining Claims.  The NPI royalty shall be initially capped at $20,000,000 (the “NPI Cap”). The NPI Cap shall be subject to reduction in the event the Company elects to take the Share Contribution, as set forth below.

Upon exercise of the option, the Company shall retain the all rights and title to (1) the surface interest (with exception of those rights associated with the Metallic Rights), and (2) all non-metallic minerals (expressly including all industrial minerals including clays and iron oxides).

It is anticipated that CMC will acquire rights similar to the Metallic Rights with respect to contiguous and nearly properties and such rights will be contributed to a new company formed or designated by CMC to own and operate CMC’s Tintic District project, which would involve the Metallic rights and similar rights regarding adjacent or nearby properties (“PubCo”) that intends to go public.

The Company shall have the right, at its sole election, to convert a portion of its NPI royalty interest into $2,000,000 worth of shares in PubCo up to a maximum of Two Percent (2%) net value of PubCo (the “Share Contribution”), through a reduction of the NPI Cap. The Company shall make the determination whether to take the Share Contribution or not, and so notify CMC, within ninety (90) days, of the completion (and delivery to the Company) of a feasibility study by CMC for the Tintic District project.  If the Company elects not to take the Share Contribution, the Company’s NPI royalty shall remain unchanged, including the NPI Cap, which will remain at $20,000,000.

The Agreement contains protections in favor of the Company against unreasonable interference of its current and future mining operations by CMC. CMC may not do anything that may, at the Company’s determination, adversely impact the Company’s Mining Operations.  “Mining Operations” shall mean the activities incident to mineral extraction, permitting, and any operations by CMC or the Company relating to the removal of minerals, respectively, that are or may reasonably be conducted on the Mining Claims, including the exploration for, and development, active mining, removing, producing and selling of any minerals, including the Metallic Minerals.  The Agreement states that the parties understand that the Company is willing to enter into the Agreement only if it is assured that CMC will not have any right to unreasonably interfere with the Company’s current mining operations and possible future Mining Operations on the Mining Claims.

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

	Year 2017		Year 2016
	High	Low	High	Low
First Quarter	$0.13	$0.08	$0.32	$0.15
Second Quarter	$0.08	$0.03	$0.24	$0.12
Third Quarter	$0.05	$0.02	$0.19	$0.12
Fourth Quarter	$0.10	$0.04	$0.15	$0.10

Record Holders

As of December 31, 2017, there were approximately 652 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock. We have no current plans to declare dividends. We are subject to restrictions or limitations relating to the declaration or payment of dividends Under the Series A Notes.

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000.  The number of shares subject to the 2016 IP were 15,000,000.

Plans Not Approved by Stockholders

Prior to the adoption of the November 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements.

In May, 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000.

In 2017, prior to the adoption of the 2017 Incentive Plan (“2017 IP”) in August, 2017, the Company granted options to purchase 870,000 shares of common stock under individual arrangements.

Equity Compensation Information

As of December 31, 2017

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,610,894	(1)	$1.05	16,289,106
Equity compensation plans not approved by security holders	49,446,874	(2)	$0.26	4,986,056
Total	57,057,768		$0.36	21,275,162

(1)	Includes options granted under the November 2012 LTIP and 2016 IP

(2)

Options to purchase common stock were issued under individual compensation plans prior to the adoption of the 2012 LTIP and 2016 LTIP as follows: (a) 9,487,930 options were granted to Material Advisors LLC, the entity that provided management personnel to the Company from 2009 to 2013. Mr. Zeitoun was allocated 60% of the options and the other members of Material Advisors LLC, Christopher Carney and Eric Basroon (Mr. Zeitoun’s brother-in-law and Vice President of Business Development), were allocated 20% each. 6,583,277 options have an exercise price of $.70 per share, vested over three years from 2009-2011, and have a ten-year term. 2,904,653 have an exercise price of $.83 per share, vested over one year in 2012, and have a ten-year term; (6) 650,000 options were granted in two grants to a now-former director during 2008 and 2009 in his capacity as an employee and a consultant. The exercise price was $.70 per share, the options vested immediately and have a ten-year term; (c) 8,0371,949 options were granted to employees and consultants in five grants during 2011 and 2012. The exercise prices range from $0.78 per share to $2.00 per share, vesting periods ranged from one to three years, and the terms are five or ten years; and (d) 461,340 options were granted to an investment bank in April of 2011 for financial advisory services provided to the Company. The exercise price of the options was $1.15 per share, it vested immediately and has a term of ten years. All of the foregoing options had an exercise price at or above the market price of the common stock on the date of grant.

The following options were granted under the 2016 Long-Term Incentive Plan:

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

On December 14, 2017, the Board granted 27.5 million options to five members of management. The options are ten-year options with an exercise price of $0.06 per share. The closing market price on December 14, 2017 was $0.04.

The vesting conditions of the options are as follows: (i) 25% of the options will vest upon the closing of the sale of an aggregate of $600,000 of units at $0.04 per unit (each unit consisting of one share of Common Stock and a warrant to purchase 0.25 of a share of Common Stock) (this has been accomplished); (ii) 25% of the options will vest upon the receipt of at least $900,000 from one or more of the following sources: sale(s) of Common Stock over and above $600,000, consideration for entering into licensing or similar agreement(s), and/or consideration for entering into agreement(s) relating to the sale or lease of mineral rights or entering into options or other agreements relating mineral rights; (iii) 25% of the options will vest when the Company has toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications (one of the agreements may be a back-up or standby arrangement); (iv) 8.3% of the options if EBITDA is positive over a period of twelve months; (v) 8.3% of the options if EBITDA equals or exceeds $2 million over a period of twelve months; and (vi) 8.4% of the options if EBITDA equals or exceeds $4 million over a period of twelve months. The vesting under the first three conditions is not sequential and the vesting under fourth and fifth or under the fourth, fifth, and sixth, or the fifth and sixth can occur simultaneously. EBITDA is defined as operating income plus depreciation and amoritzation expense plus non-cash expense plus any unusual, one-time expense incurred during the period.

Options were granted to Named Executive Officers as follows: Andre Zeitoun: 11,910,772 options; Christopher Carney: 4,780,550 options; William Gleeson: 3,749,439 options.

The options were granted under the 2017 Incentive Plan, which was adopted on December 14, 2017 by the Board of Directors. Forty million (40,000,000) shares of Common Stock are subject to the 2017 Incentive Plan.

On December 14, 2017, the Board of Directors granted options to directors other than to Mr. Zeitoun, who does not receive compensation for service on the Board.  The exercise price of the options is $0.06 and the number of options is determined by dividing the dollar amount of the fee by $0.06. The closing market price of the Company’s common stock on December 14, 2017 was $0.06.

The options cover fees for Board service for the fourth quarter of 2017 and the first three quarters of 2018, except for service on the Operations Committee.

The fees for Board service are $50,000 in options for membership on the Board, $10,000 on options or chairmanship of the Board or a committee (except the Operations Committee).  The options for such fees, except for the Operations Committee, vest as the beginning of each calendar quarter provided the person in in office at that time.

The Chairman of the Operations Committee receives as fee of $150,000 per year and the non-management member receives a fee of $62,500 per year. The options for such fees vest on May 1, 2018.

The total number of options granted to each of the directors is as follows: Mr. Betz -- 1,791,667; Mr. Concha: 3,250,000; Mr. Levy -- 1,000,000; and Mr. Zamani -- 833,333.

On December 21, 2017, the Company granted options to purchase 545,289 shares to Alexandre Zyngier. Each option has an exercise price of $0.075 and a term of 5 years. Of the options granted to Mr. Zyngier, 45,290 vested on December 21, 2017, 166,666 vest on January 1, 2018, 166,666 vest on April 1, 2018 and 166,667 vest on July 1, 2018.

The options were granted under the 2017 Incentive Plan, which was adopted on December 14, 2017 by the Board of Directors. Forty million shares of Common Stock are subject to the plan. The option grants will cease to be effective if the Certificate of Incorporation is not amended to increase the number of authorized shares of Common Stock.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Applied Minerals, Inc.	$100	$71	$47	$18	$8	$4
iShares Russell Microcap ® Index ETF	$100	$144	$147	$138	$164	$183
S&P Metals & Mining Index	$100	$93	$68	$33	$67	$81

* Cumulative return assumes a $100 investment of each respective security at December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2017	2016	2015	2014	2013
Revenue	$2,444.7	$4,013.1	$507.5	$234.2	$54.8
Net loss	$(14,910.7)	$(7,639.8)	$(9,805.1)	$(10,316.3)	$(13,063.5)
Net loss - basic	$(0.13)	$(0.07)	$(0.10)	$(0.11)	$(0.14)
Net loss - diluted	$(0.13)	$(0.07)	$(0.10)	$(0.11)	$(0.14)
Cash and equivalents	$47.7	$1,049.9	$1,803.1	$10,701.7	$8,685.6
Total assets	$3,324.2	$6,079.5	$8,339.4	$18,457.7	$15,215.3
Long-term liabilities	$35,291.9	$25,229.7	$22,245.4	$23,119.0	$11,727.4
Shareholders’ equity (deficit)	$(33,200.8)	$(20,968.1)	$(15,739.7)	$(7,517.0)	$1,486.6

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, the Company does not expect this guidance to have a significant impact on the Company’s consolidated financial statements as the Company does not have significant customer contracts in place at December 31, 2017.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt this guidance on January, 2018 as required.

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

Results of Operations - 2017 Compared to 2016

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31,				Variance
	2017	% of Rev.	2016	% of Rev.	Amount	%

REVENUES	$2,444,677	100%	$4,013,134	100%	$(1,568,457)	(39%)
OPERATING EXPENSES:
Production costs	2,173,732	89%	2,282,805	57%	(109,073)	(5%)
Exploration costs	508,861	21%	981,045	24%	(472,184)	(48%)
General and administrative *	3,683,330 *	151%	4,069,508 *	101%	(386,178)	(9%)
Depreciation expense	1,316,537	54%	1,348,860	34%	(32,323)	(2%)
(Gain) from disposition of land	- 0 -	- 0 -%	(108,764)	(3%)	108,764	(100%)
Total Operating Expenses	7,682,460	314%	8,573,454	214%	(890,994)	(10%)
Operating Loss	(5,237,783)	(214%)	(4,560,320)	(114%)	(677,463)	15%
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(9,923,430)	(406%)	(6,339,473)	(158%)	(3,583,957)	57%
Gain on revaluation of PIK Notes	228,277	9%	3,229,043	80%	(3,000,766)	(93%)
Other income (expense)	22,277	1%	30,978	1%	(8,701)	(28%)
Total Other Income (Expense)	(9,672,876)	(396%)	(3,079,452)	(77%)	(6,593,424)	214%
Net Loss	$(14,910,659)	(610%)	$(7,639,772)	(190%)	$(7,270,887)	95%

* Includes $961,222 and $698,350 of non-cash stock compensation expense for 2017 and 2016, respectively, related to employee, director and consultant stock options.

Revenue generated during 2017 was $2,444,677, compared to $4,013,134 of revenue generated during the same period in 2016, a decrease of $1,568,457 or 39.1%. The decrease was driven primarily by a $2,165,356, or 61%, decline in the sale of the Company’s AMIRON iron oxide product due to the completion of an 18-month take-or-pay supply agreement into which the Company had entered in December, 2015. The decline was partially offset by a $271,343, or 10,307%, increase in sales of DRAGONITE to a customer for use as a nucleating agent, a $155,440, or 68%, increase in the sale of DRAGONITE to a customer for use in a molecular sieve application, and a $138,000, new sale of DRAGONITE to a plastics compounder for use as a nucleating agent and additive in foaming agents.

Operating expenses incurred during 2017 totaled $7,682,460, a decrease of $890,994, or 10%, when compared to 2016. The 10% decline in operating expenses was driven primarily to a 48% decline in exploration, a 9% decline in general and administrative expense and a 5% decline in production costs.

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

Production costs during 2017 were $2,173,732, a decline of $109,073, or 5%, when compared to 2016. During June, 2017 the Company completed the fulfillment of a take-or-pay supply agreement for its AMIRON iron oxide product. As a result of the completion of the supply agreement, certain direct costs associated with the mining and milling of the iron oxide product (labor, utilities, fuel, packaging) declined by approximately $581,000 compared to 2016. This decline in these direct expenses was partially offset by $173,200 of expense related to the toll manufacturing of a halloysite-loaded masterbatch for a customer, a $102,500, or 412% increase in freight costs related to the transportation of halloysite to a BASF facility for testing and inventory build purposes, and approximately $25,000 of equipment rental expense that ought to have been accrued in 2016

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities.  Exploration costs, excluding depreciation expense, incurred during 2017 totaled $508,861 compared to $981,045 incurred during 2016, a decrease of $472,184 or 48.0%. The decline in exploration costs during the period was driven by a shift in the allocation of employees from exploration to production activities, a reduction in expense related to underground development activities, reduction in non-production related headcount and a reduction in insurance expense.

General and administrative expenses for 2017 totaled $3,683,330 compared to $4,069,508 of expense incurred during the same period in 2016, a decrease of $386,178 or 9%. The Company’s general and administrative expenses are associated with expenses incurred at its New York operations. The largest component of the Company’s general and administrative expense includes employee compensation and expense related to the issuance of stock options to employees and consultants.

Employee cash salaries incurred during 2017 at the Company’s New York operation totaled $1,526,013, a decrease of $455,503, or 23%, when compared to 2016. The decline in wage expense during 2017 was driven primarily by (i) the elimination, in December, 2016, of the position of Director of Iron Oxide Sales who was paid approximately $300,000 in salary and bonus in 2016, (ii) a reduction of $210,000 in compensation paid to the Company’s CEO and (iii) the elimination of $138,000 in bonuses paid to three executives during 2016, partially offset by $210,000 of accrued bonus payments awarded Company’s CEO, CFO, General Counsel and V.P. of Business Development.

In December, 2017, the CEO was granted a bonus of $120,000 to be paid in six equal monthly installments during 2018 when the Company has sufficient liquidity to do so. In December, 2017, the Company’s CFO, General Counsel and V.P. of Business Development were each awarded a $30,000 cash bonus to be in six equal monthly installments during 2018 when the Company has sufficient liquidity to do so.

Rent expense incurred during 2017 was $119,241, a decrease of $81,590 or 41% when compared to 2016. The decrease in rent expense was due to the Company decision to move its New York office to a less costly location in January 2017.

Travel and related expenses totaled $174,728 during 2017, a decline of $65,263, or 27%, compared to 2016. The decline in expense was due to management’s decision to adopt a more strategic travel budget.

Employee related benefits and taxes incurred during 2017 at the Company’s New York operation totaled $226,801, a decline of $37,251 or 14% compared to 2016. The decline was due to the decrease in the number of workers and related wage expense.

The decrease in certain general and administrative expense during 2017 was partially offset by an increase in equity-based compensation for management and consultants and an increase in director-related expense incurred during 2017.

Equity-based compensation paid to management, and consultants totaled $817,897, an increase of $158,192 or 24%. The great majority of equity-based compensation for management and consultants incurred during 2017 was related to the Black-Scholes value of vested performance-related options granted to management in December of 2017. On December 14, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on December 13, 2027.

At December 31, 2017, the first fifty percent (50%) of the performance-based options were vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) the Company established toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications.

An additional twenty-five percent (25%) of the performance-based options vested on February 1, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options is dependent upon management achieving three respective financial objectives. For further detail regarding the vesting requirements of the performance-based options see Part III, Item 11 – Executive Compensation.

Director expense during 2017 totaled $143,325, an increase of $67,845 or 90% compared to 2016. The increase was due to the Black Scholes value of options granted to the directors in December 2017 for payment of quarterly fees covering the October 1, 2017 – July 1, 2018 period.

The decrease in general and administrative expense in 2017 was also partially offset by increases in expense related to legal services, dues and subscriptions and shareholder services.

The Company incurred $36,782 of expense related to legal services during 2017, an increase of $26,061 or 243%. The increase was due primarily to legal services required to resolve a matter with the U.S Department of Labor’s Mine Safety and Health Administration.

The Company incurred $39,501 of expense related to dues and subscriptions during 2017, an increase of $13,667 or 53% compared to 2016. The increase was due primarily to an increase in spending on software for accounting and regulatory services.

During 2017 the Company incurred $108,036 of expense related to shareholder services, an increase of $11,315 or 12%. The increase was driven primarily by higher costs related to the Company’s 2017 shareholder meeting.

Operating Loss incurred during the year was $5,237,783, an increase of $677,463, or 15%, when compared to 2016. The increase was driven primarily by a $1,568,457 decrease in revenue, partially offset by a decrease in Total Operating Expenses of $890,994.

Total Other Expense for 2017 was $9,672,876 compared to $3,079,452 during the same period in 2016, an increase of $6,953,424 or 214%. The increase in Total Other Income was driven primarily by a $3,583,957, or 57%, increase in interest expense due primarily to the increase in outstanding principal of the Series A and Series 2023 PIK Notes during 2017 when compared to 2016. The increase in Total Other Expense was also driven by a $3,000,766, or 93%, decline in the gain on revaluation of PIK Notes due to the drop in the price of the shares of the Company’s common stock during 2017.

Net Loss for 2017 was $14,910,659, an increase of $7,270,887 when compared to a net loss of $7,639,772 for 2016. The increase in Net Loss was driven primarily by the $6,593,424, or 214%, increase in Total Other Expense and a $677,463, or 15%, increase in Operating Loss when compared to 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2017, the Company’s net loss was $14,910,659 and cash used in operating activities was $2,108,388. As of December 31, 2017, the Company had current assets of $280,839 and current liabilities of $1,233,077 of which $57,334 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include approximately (i) $204,700 of accrued management bonus payments, which management may choose to take in the form of shares of common stock or options to purchase shares of common depending on the Company’s ability to pay the bonuses in cash as determined by the Company’s Audit Committee, (ii) $199,000 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $158,700 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $156,200 of disputed accrued expenses for which the Company believes it has a statute of limitations defense, and (v) $15,000 of director expense accrual that will be paid in equity.

Cash used in operating activities in 2017 was $2,108,388 compared to $2,732,089 of cash used during the same period in 2016. Cash used in operating activities during 2017, after adjusting for non-cash items but before adjusting for changes in operating assets and liabilities, was $2,024,967, $577,189 less than the comparable period in 2016. After adjusting for the change in operating assets and liabilities, cash used in operating activities during 2017 was $623,701 less than during 2016.

Cash used by investing activities during 2017 was $43,752 compared to amounts provided by of $335,733 during the same period in 2016.

Cash provided by financing activities during 2017 was $1,149,912 compared to $1,643,105 in 2016. The $493,193 decrease was due primarily to a reduction of $580,000 in proceeds generated from the sale of common stock in 2017 compared to 2016, partially offset by a $125,000 increase in proceeds generated from the exercise of warrants to purchase shares of the Company’s common stock.

Our total assets as of December 31, 2017 were $3,324,164 compared to $6,079,539 as of December 31, 2016, or a decrease of $2,755,375. The decrease in total assets was due primarily to a $1,272,785 decrease in the net value of the Company’s property and equipment due to the depreciation of the assets during 2017, a $1,002,255 reduction in cash due to the loss incurred by the Company during 2017, a $337,687 decline in accounts receivable and other current receivables due primarily to the decline in the Company’s revenue during 2017, and a $165,284 reduction in current deposits and prepaid expenses, partially offset by a $40,410 increase in long-term deposits.

Management believes that in order for the Company to meet its obligations arising from normal business operations through April 17, 2019 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through April 17, 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2017 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$472,185	$107,010	223,752	141,414	- 0 -
Total	$472,185	$107,010	223,752	141,414	- 0 -

Rent expense for the years ended December 31, 2017 and 2016 was $119,241 and $200,832, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years the ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note [2] to the financial statements, the Company has a history of recurring losses from operations and uses of cash in operating activities.  In addition, the Company has no committed debt or equity financing and may be unable to meet its obligations arising from normal business operations through April 17, 2019. Collectively, these conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note [2].  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2012.

EISNERAMPER LLP

New York, New York

April 17, 2018

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$47,652	$1,049,880
Accounts receivable	27,265	364,952
Deposits and prepaid expenses	205,922	371,206
Other current receivables	- 0 -	16,801
Total Current Assets	280,839	1,802,839
Property and Equipment, net	2,802,391	4,075,176
Other Assets
Deposits	240,934	200,524
Assets Held for Sale	- 0 -	1,000
Total Other Assets	240,934	201,524
TOTAL ASSETS	$3,324,164	$6,079,539
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$963,609	$622,331
PIK Note interest accrual	57,334	961,395
Current portion of notes payable	212,134	234,149
Total Current Liabilities	1,233,077	1,817,875
Long-Term Liabilities
Long-term portion of notes payable	- 0 -	13,073
PIK Notes payable, net of $9,755,832 and $15,143,123 debt discount, respectively	33,244,605	23,040,093
PIK Note derivative	2,047,264	2,176,552
Total Long-Term Liabilities	35,291,869	25,229,718
TOTAL LIABILITIES	36,524,946	27,047,593
Commitments and Contingencies (Note 14)
Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-0-	-0-
Common stock, $0.001 par value, 400,000,000 shares authorized, 140,763,549 and 108,613,549 shares issued and outstanding at December 31, 2017 and 2016, respectively	140,764	108,614
Additional paid-in capital	71,152,311	68,506,530
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(84,484,361)	(69,573,702)
Total Stockholders’ (Deficit)	(33,200,782)	(20,968,054)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,324,164	$6,079,539

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2017	2016

REVENUES	$2,444,677	$4,013,134

OPERATING EXPENSES:
Production costs	2,173,732	2,282,805
Exploration costs	508,861	981,045
General and administrative	3,683,330	4,069,508
Depreciation expense	1,316,537	1,348,860
(Gain) from disposition of land	- 0 -	(108,764)
Total Operating Expenses	7,682,460	8,573,454

Operating Loss	(5,237,783)	(4,560,320)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(9,923,430)	(6,339,473)
Gain on revaluation of PIK Note derivative	228,277	3,229,043
Other income	22,277	30,978
Total Other Income (Expense)	(9,672,876)	(3,079,452)

Net loss	$(14,910,659)	$(7,639,772)

Net Loss Per Share (Basic and Diluted)	$(0.13)	$(0.07)

Weighted Average Shares Outstanding (Basic and Diluted)	118,977,573	103,124,288

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, December 31, 2015	97,144,736	$97,145	$66,106,631	$(20,009,496)	$(61,933,930)	$(15,739,650)
Shares issued for directors fees and other services	203,980	204	53,710	- 0 -	- 0 -	53,914

Shares issued for employee compensation	331,494	332	57,416	- 0 -	- 0 -	57,748

Shares issued for private placement	10,933,339	10,933	1,629,067	- 0 -	- 0 -	1,640,000

Stock-based compensation expense	- 0 -	- 0 -	659,706	- 0 -	- 0 -	659,706

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(7,639,772)	(7,639,772)
Balance, December 31, 2016	108,613,549	108,614	68,506,530	(20,009,496)	(69,573,702)	(20,968,054)
Shares issued for directors fees and other services	250,000	250	8,750	- 0 -	- 0 -	9,000

Shares issued for warrant exercise	3,125,000	3,125	121,875	- 0 -	- 0 -	125,000

Shares issued for private placement	26,500,000	26,500	1,033,500	- 0 -	- 0 -	1,060,000

Shares issued in lieu of payment for private placement fee	2,275,000	2,275	(2,275)	- 0 -	- 0 -	- 0 -
Warrants issued to holders of Series A and Series 2023 Notes			522,710	- 0 -	- 0 -	522,710
Stock-based compensation expense	- 0 -	- 0 -	961,221	- 0 -	- 0 -	961,221

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(14,910,659)	(14,910,659)
Balance, December 31, 2017	140,763,549	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(32,200,782)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(14,910,659)	$(7,639,772)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,316,537	1,348,860
Asset Impairment	1,000	- 0 -
Amortization of discount – PIK Notes	5,987,888	2,696,500
Amortization of deferred financing costs	20,766	7,500
Accrued interest on PIK Notes	4,817,557	3,551,195
Stock issued for director and consulting services	9,000	53,914
Stock-based compensation expense	961,221	659,706
Stock issued for employee compensation	- 0 -	57,748
(Gain) on revaluation of PIK Notes derivative	(228,277)	(3,229,043)
(Gain) on disposal of property	- 0 -	(108,764)
Change in operating assets and liabilities:
Accounts receivable	337,687	(188,747)
Other receivables	16,801	77,846
Deposits and prepaid expenses	124,874	20,394
Accounts payable and accrued expenses	(562,783)	(39,426)
Net Cash (Used In) Operating Activities	(2,108,388)	(2,732,089)

Cash Flows From Investing Activities:
Sale of property	- 0 -	552,944
Purchases of property and equipment	(43,752)	(217,211)
Net Cash (Used In) Provided By Investing Activities	(43,752)	335,733

Cash Flows From Financing Activities:
Payments on notes payable	(234,149)	(237,235)
Proceeds from notes payable	199,061	240,340
Proceeds from sale of common stock	1,060,000	1,640,000
Proceeds from exercise of warrants	125,000	- 0 -
Net Cash Provided By Financing Activities	1,149,912	1,643,105

Net (decrease) in cash and cash equivalents	(1,002,228)	(753,251)
Cash and cash equivalents at beginning of year	1,049,880	1,803,131
Cash And Cash Equivalents At End Of Year	$47,652	$1,049,880

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,365	$4,956
Income Taxes	$--	$430

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company is currently selling its DRAGONITE halloysite clay product regularly to four (4) customers.  Several prospective customers are conducting either commercial-scale trials or field trials for an array of products that are expected to use DRAGONITE as a functional additive.

In November, 2015, the Company entered into an agreement to supply a customer its AMIRON iron oxide product, on an exclusive basis, for a period of five years. The exclusivity provision is limited to the specialized catalyst application of the Customer and enables Applied Minerals to sell its iron oxide products for use in other technical applications that are not competitive with the Customer's intended field of use. An initial purchase order of $5.0 million of AMIRON products was obtained in November, 2015. By June, 2017, the Company had fulfilled the order. Upon expiration of the initial 5-year term, the customer has an option to extend the exclusive supply agreement for an additional 5 years by issuing an $8.0 million purchase order to be delivered over the course of the subsequent twenty-four (24) months. There is the possibility this customer may order additional AMIRON before the initial term of the agreement expires.

Applied Minerals, Inc. is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol “AMNL.”

For the years ended December 31, 2017 and 2016, revenues from the Company’s largest customer accounted for 56% and 88% of total revenues, respectively. As of December 31, 2017 and 2016, amounts owed from this customer comprised 0% and 90% of accounts receivable, respectively.

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2017, the Company’s net loss was $14,910,659 and cash used in operating activities was $2,108,388. As of December 31, 2017, the Company had current assets of $280,839 and current liabilities of $1,233,077 of which $57,334 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include approximately (i) $204,700 of accrued management bonus payments, which management may choose to take in the form of shares of common stock or options to purchase shares of common depending on the Company’s ability to pay the bonuses in cash as determined by the Company’s Audit Committee, (ii) $158,700 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iii) $156,200 of disputed accrued expenses for which the Company believes it has a statute of limitations defense, and (iv) $15,000 of director expense accrual that will be paid in equity.

Management believes that in order for the Company to meet its obligations arising from normal business operations through April 17, 2019 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through April 17, 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company

Effective January 1, 2009, the Company was, and still is, classified as an exploration company because the existence of proven or probable reserves at the Company’s Dragon Mine property have not been demonstrated and no significant revenue has been earned from the mine. Under the SEC’s Industry Guide 7, a mining company is considered an exploration stage company until it has declared mineral reserves determined in accordance with the guide and staff interpretations thereof.

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

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2017 and 2016.

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

Depreciation expense for the years ended December 31, 2017 and 2016 totaled $1,316,537, and $1,348,860, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of December 31, 2017 and 2017.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2017 no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at December 31, 2017.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company has identified the predominant changes to its accounting policies resulting from the application of this guidance and is in the process of quantifying the impact on its consolidated financial statements.  The cumulative effect of the initial adoption will be reflected as an adjustment to the opening balance of retained earnings as of the date of the application of the guidance; however, this guidance will not have a significant impact on the Company’s consolidated financial statements as the Company does not have significant customer contracts in place at December 31, 2017.  The Company will adopt this guidance January 1, 2018 as required.

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The Company is currently evaluating the impact is guidance on its consolidated balance sheets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	December 31,
	2017	2016
Land	$500,000	$500,000
Land improvements	171,122	171,122
Buildings	3,129,519	3,129,519
Mining equipment	1,784,115	1,775,884
Milling equipment	2,841,726	2,806,834
Laboratory equipment	607,716	607,716
Office equipment	70,529	69,900
Vehicles	150,810	150,810
	9,255,537	9,211,785
Less: Accumulated depreciation	(6,453,146)	(5,136,609)
Total	$2,802,391	$4,075,176

NOTE 5 – ASSETS HELD FOR SALE

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

NOTE 6 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2017	December 31, 2016

Financial instruments:
Series 2023 Note Derivative	$-0-	$-0-	$163,634	$163,634	$142,909
Series A Note Derivative	$-0-	$-0-	$1,883,630	$1,883,630	$2,033,643

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs for 2017 and 2016:

	2017	2016
Balance at beginning of year	$2,176,552	$5,138,857
Issuance of additional Series 2023 Notes	13,155	18,807
Issuance of additional Series A Notes	85,834	247,931
Net unrealized gain included in operations	(228,277)	(3,229,043)

Balance at end of year	$2,047,264	$2,176,552

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at December 31, 2017 and 2016 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was approximately $11,395,208 and $23,361,553 at December 31, 2017 and 2016 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2017	December 31, 2016

Market price and estimated fair value of stock	$0.05	$0.12
Exercise price (1)	$0.59	$1.28
Term (years)	5.58	6.58
Dividend yield	-0-	-0-
Expected volatility	115.3%	86.2%
Risk-free interest rate	2.24%	2.18%

(1) Exercise price is reflective of amended Series 2023 Notes issued in December 2017 as discussed in Note 8.

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2017	December 31, 2016

Market price and estimated fair value of stock	$0.05	$0.12
Exercise price (1)	$0.40	$0.83
Term (years)	5.58	6.58
Dividend yield	-0-	-0-
Expected volatility	115.3%	86.2%
Risk-free interest rate	2.24%	2.18%

 (1) Exercise price is reflective of amended Series A Notes issued in December 2017 as discussed in Note 8.

NOTE 7 - NOTES AND LEASES PAYABLE

Notes payable at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017		2016

Note payable for equipment, payable $1,339 monthly, including interest (a)		$13,073	$28,033
Note payable for mine site vehicle, payable $628 monthly (b)		- 0 -	5,655
Note payable to insurance companies, payable $5,045 - $17,959 monthly, (c) and (d)		199,061	213,534
		212,134	247,222
Less: Current Portion		(212,134)	(234,149)
Notes Payable, Long-Term Portion	$	- 0 -	$13,073

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

(c)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, payable in monthly installments, including interest ranging from 2.6% - 4.15%
(d)	The Company signed a note payable with an insurance company dated October 17, 2017 for liability insurance, payable in monthly installments, including interest ranging from 3.1% - 5.78%

During the 2017 and 2016, the Company's interest payments totaled $6,365 and $4,956, respectively.

NOTE 8 – CONVERTIBLE DEBT (PIK NOTES)

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 (“Series 2023 Notes”) and 2014 (“Series A Notes”). The original terms of the Series A Notes included among other things: (i) a maturity of November 1, 2018 with an option to extend to November 1, 2019, (ii) a stated interest rate of 10% paid semi-annually and (iii) a conversion price of $0.90, adjusted downward based on an anti-dilution provision. The original terms of the Series 2023 Notes included among other things: (i) a maturity of August 1, 2023, (ii) a stated interest rate of 10% paid semi-annually and (iii) a conversion price of $1.40, adjusted downward based on an anti-dilution provision. On December 14, 2017, an amendment agreement, entered into between the Company and the holders of the Series A Notes and Series 2023 Notes, went into effect. The agreement resulted in changes to certain terms of the Series A and Series 2023 Notes. The key terms of the Series A and Series 2023 Notes, as amended, are highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;

Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;

Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of December 31, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,090,721	$26,909,716	$43,000,437
Less: Discount	(1,538,299)	(7,701,839)	(9,240,138)
Less: Deferred Financing Cost	(221,280)	(294,414)	(515,694)
PIK Note Payable, Net	$14,331,142	$18,913,463	$33,244,605

PIK Note Derivative Liability	$163,634	$1,883,630	$2,047,264

As of December 31, 2016, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$14,071,008	$24,125,958	$38,196,966
Less: Discount	(1,721,898)	(13,421,225)	(15,143,123)
Less: Deferred Financing Cost	(5,064)	(8,686)	(13,750)
PIK Note Payable, Net	$12,344,046	$10,696,047	$23,040,093

PIK Note Derivative Liability	$142,909	$2,033,643	$2,176,552

Series A Notes (Amended)

On November 3, 2014 (“Issue Date”), the Company issued, in a private placement pursuant to investment agreements, $19,848,486 principal amount of 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") in exchange for $12,500,000 in cash and the cancellation of previously-issued warrants held by one investor.

The original terms of the Series A Notes included among other things: (i) a maturity of November 1, 2018 with an option to extend to November 1, 2019, (ii) a stated interest rate of 10% paid semi-annually and (iii) a conversion price of $0.90, adjusted downward based on an anti-dilution provision. The original terms of both the Series A notes and Series 2023 Notes can be as exhibits to Forms 8-K filed on November 5, 2014.

Below are key amended terms of the Series A Notes:

●	Maturity: May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are outstanding.
●	Exercise Price: $0.40 per share and will be adjusted from time to time pursuant anti-dilution provisions.
●	Stated Interest: 10% payable semiannually in arrears through December 14, 2017, 3% payable semiannually in arrears thereafter.
●

Liquidated Damages: The Company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter).

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

The entire principal amount of the Series A Notes and accrued interest thereon shall be mandatorily converted into shares of the Company’s common stock if (i) the Volume Weighted Average Price (“VWAP”) of the thirty (30) preceding trading days is at or greater than $1.00 or the VWAP of the ten (10) preceding trading days is at or greater than $1.40; (ii) the closing market price of the shares of the Company’s common stock is at or greater than $1.00; (iii) all outstanding amounts under each Series 2023 Note or replacement financing, if any, shall have been converted into shares of the Company’s common stock pursuant to the terms of such Series 2023 Note or the replacement financing, if any, on or prior to the date on which a notice of mandatory conversion is received; and (iv) either (x) a registration statement is effective and available for the resale of all of the shares into which the Series A Notes convert on the date on which the Series A notes are mandatorily converted and each of the five (5) trading days prior to the date of mandatory conversion and on the date of mandatory conversion the holders of the Series A Notes are not restricted from selling or distributing any shares into which the Series A Notes convert pursuant to the provisions of the Registration Rights Agreement or (y) the holders Series A Notes may sell all such shares into which the Series A Notes convert immediately under Rule 144 under the Securities Act.

These Series A Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. In addition to the customary anti-dilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price. Therefore, the estimated fair value of the conversion feature of $9,212,285 (based on observable inputs using a Monte Carlo model) was bifurcated from the Series A Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Series A Notes. In addition, an additional debt discount of $7,348,486 was recorded as a result of the difference between the $12,500,000 of cash received and the $19,848,486 of principal on the Series A Notes. This combined debt discount of $16,560,771 is being amortized using the effective interest method over the 9-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

In May 2017 and November 2017, the Company issued $1,206,289 and $1,266,613, respectively, in additional Series A Notes to the holders to pay the semi-annual interest. Additionally, on December 14, 2017, the Company issued $324,925 of additional Series A Notes, which represented the accrued interest of the Series A Notes on the day on which the terms of the Series A Notes were effectively amended. As part of the amendment agreement, the holders of the Series A Notes received warrants to purchase 6,280,000 million shares of common stock at $0.10 per share. The Black Scholes value of these warrants totaled $298,420.

At December 31, 2017, the fair value of the Series A Note Derivative was estimated to be $1,883,630, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2017 for the semi-annual interest payments due and the additional notes issued in December, 2017. During the year ended December 31, 2017, the Company amortized $5,808,294 of debt discount and deferred financing cost relating to the Series A Notes Payable and issued additional PIK Notes in lieu of interest payments of $2,797,836, increasing the Series A Notes Payable carrying value to $26,909,721 as of December 31, 2017.

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

Series 2023 Notes (Amended)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February, 2017 and August, 2017, the Company issued $703,550 and $738,728, respectively, in additional Series 2023 Notes to the holders to pay the semi-annual interest. Additionally, on December 14, 2017, the Company issued $577,439 of additional 2023 Notes, which represented the accrued interest of the Series 2023 Notes on the day on which the terms of the Series 2023 Notes were effectively amended.

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $0.59 per share, which is subject to customary anti-dilution adjustments; the holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of December 31, 2017, the Company was in compliance with the covenants.

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

At December 31, 2017, the fair value of the Series 2023 Note Derivative was estimated to be $163,634, which includes the value of the derivative related to additional PIK Notes issued in February and August 2016 for the semi-annual interest payments due and the additional notes issued in December, 2017. During the year ended December 31, 2017, the Company amortized $200,360 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $2,019,717 in lieu of cash interest payments, increasing the Series 2023 Notes Payable carrying value to $16,090,721 as of December 31, 2017. As part of the amendment agreement, the holders of the Series 2023 Notes received warrants to purchase 3,720,000 million shares of common stock at $0.10 per share. The Black Scholes value of these warrants totaled $224,290.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2017 and 2016, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2017, stockholders of the Company approved to increase the authorized shares of common stock from 250,000,000 to 400,000,000 shares, $0.001 par value per share. At December 31, 2017 and 2016, 140,763,549 and 108,613,549 shares were issued and outstanding, respectively.

2017

During 2017, the Company issued: (i) 250,000 shares of common stock, valued at $9,000, to directors; (ii) 26,500,000 units, (one unit consisting of one share of common stock and one warrant to purchase 0.25 shares of common stock) for total proceeds of $1,060,000; (iii) 2,275,000 units, valued at $91,000, as payment for fees associated with a private placement of stock and (iv) 3,1250,000 shares of common stock for proceeds of $125,000 upon the exercise of warrants to purchase common stock.

2016

During 2016, the Company issued: (i) 10,933,333 units (one unit consisting of one share of common stock and one warrant to purchase 0.3 shares of common stock) for total proceeds of $1,640,000 and (ii) a total of 203,980 shares of common stock valued at $53,914 to directors as payment for fees.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
	Shares issuable upon exercise of	Weighted	Shares issuable upon exercise of	Weighted
	Outstanding Warrants	Average Exercise Price	Outstanding Warrants	Average Exercise Price

Outstanding at beginning of year	3,744,623	$0.36	461,340	$1.15
Issued	18,193,750	0.07	3,283,283	0.25
Exercised	(3,125,000)	0.04	--	--
Forfeited	--		--	--
Outstanding at end of year	18,813,373	0.14	3,744,623	0.36

A summary of the status of the warrants outstanding and exercisable at December 31, 2017 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Shares issuable upon exercise of Outstanding Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.15	461,340	3.3	$1.15
$0.25	3,283,283	3.5	$0.25
$0.04	4,068,750	4.7	$0.04
$0.10	11,000,000	5.0	$0.10
	18,813,373	4.6	$0.14

During June of 2016, the Company issued 10,933,333 units in exchange for $1,640,000 in cash proceeds ( “June 2016 Offering”). Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.3 shares of the Company’s common stock for an equivalent price of $0.25 per share.

During August and October of 2017, the Company issued 26,500,000 units in exchange for $1,060,000 in cash proceeds ( “August 2017 Offering”). The Company also issued 2,275,000 units to a broker as a fee related to the August 2017 Offering. Each unit included one share of the Company’s common stock and one warrant to purchase 0.25 shares of the Company’s common stock for an equivalent price of $0.04 per share. The purchase of one share of common stock requires the exercise of four warrants.

During 2017 investors exercised 12,500,000 warrants for 3,125,000 shares of the Company’s common stock. The exercise of the warrants generated $125,000 of proceeds for the Company.

On December 14, 2017, upon the effectiveness of an amendment agreement the Company entered into by with the holders of the Series A Notes and Series 2023 Notes, the Company issued to the holders of the Series A Notes and Series 2023 Notes warrants to purchase 11,000,000 shares of the Company’s common stock. Each warrant enables a holder to purchase one share of the Company ‘s common stock for $0.10. The warrants expire on December 13, 2022. The Black Scholes value of the warrants totaled $522,710 and was accounted for as a deferred cost of financing and presented as a discount to the Series A Notes and Series 2023 Notes.

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

On December 7, 2016, the stockholders of the Company approved the 2016 Incentive Plan. The purpose of the 2016 Incentive Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants, and non-employee directors incentive awards in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders. The aggregate number of shares of Common Stock that may be issued or used for reference purposes under the 2016 Incentive Plan or with respect to which awards may be granted may not exceed 15,000,000 shares, which may be either (i) authorized and unissued Common Stock or (ii) Common Stock held in or acquired for the treasury of the Company.

The Compensation Committee of the Company Board of Directors has full authority to administer and interpret the 2016 Incentive Plan, to grant awards under the 2016 Incentive Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of Common Stock to be covered by each award and to make all other determinations in connection with the 2016 Incentive Plan and the awards thereunder as the Committee, in its sole discretion, deems necessary or desirable.

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

The significant assumptions relating to the valuation of the Company's options issued for 2017 and 2016 were as follows on a weighted average basis:

	2017			2016
Dividend Yield	0%			0%
Expected Life (in years)	2.50	–	6.27	2.00	–	9.02
Expected Volatility	114.98	–	167.28%	65.49	–	65.49%
Risk Free Interest Rate	1.38	–	2.26%	0.76	–	1.78%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	21,277,479	$0.87	17,806,472	$1.00
Granted	35,810,289	$0.06	3,771,488	0.24
Exercised	--	--	--	--
Forfeited	(30,000)		(300,481)	0.83
Outstanding at end of year	57,057,768	$0.36	21,277,479	$0.87

During the year ended December 31, 2017, the Company granted 35,810,289 options to purchase the Company’s common stock with a weighted average exercise price of $0.06. Of the 35,810,289 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
350,000	Immediately	05/23/2017	05/23/2017
300,000	Immediately	05/24/2017	05/24/2017
100,000	Immediately	10/01/2017	10/01/2017
140,000	Immediately	12/07/2017	12/07/2017
6,875,000	Quarterly	10/01/2017	07/01/2018
545,289	Quarterly	10/01/2017	07/01/2018
27,500,000	Performance*	12/14/2017	12/14/2027

*	On December 14, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on December 13, 2027. At December 31, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on February 1, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively.

A summary of the status of the options outstanding at December 31, 2017 is presented below:

Options Outstanding			Options Exercisable

	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
	Contractual	Exercise	Number	Exercise
Number Outstanding	Life (years)	Price	Exercisable	Price

34,475,000	9.95	$0.06	15,568,718	$0.06
545,289	9.98	$0.075	45,289	$0.075
500,000	3.62	$0.16	500,000	$0.16
81,395	6.14	$0.21	40,698	$0.21
100,000	2.71	$0.22	100,000	$0.22
1,066,155	3.36	$0.24	1,066,155	$0.24
2,087,500	4.79	$0.25	2,087,500	$0.25
35,595	5.29	$0.27	17,798	$0.27
474,815	6.36	$0.28	362,408	$0.28
234,506	5.13	$0.285	234,506	$0.285
81,522	3.05	$0.30	40,716	$0.30
200,000	7.12	$0.66	200,000	$0.66
150,000	7.10	$0.68	99,990	$0.68
7,233,277	0.99	$0.70	7,233,277	$0.70
488,356	7.38	$0.73	371,666	$0.73
3,104,653	4.15	$0.83	3,104,653	$0.83
975,000	6.45	$0.84	975,000	$0.84
300,000	5.64	$1.10	300,000	$1.10
300,000	5.48	$1.15	300,000	$1.15
100,000	0.08	$1.24	100,000	$1.24
115,000	3.24	$1.35	115,000	$1.35
125,000	0.08	$1.45	125,000	$1.45
300,000	4.40	$1.55	300,000	$1.55
7,645	0.09	$1.58	7,645	$1.58
3,077,060	4.89	$1.66	3,077,060	$1.66
900,000	3.63	$1.90	900,000	$1.90
57,057,768	7.45	$0.36	37,273,079	$0.52

Compensation expense of $961,221, and $698,350, has been recognized for the vested options for the years ended December 31, 2017 and 2016, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2017 was $0. At December 31, 2017, (i) $303,522 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.40 years on a weighted average basis; and (ii) $709,500 of unamortized compensation expense for performance-based unvested options will be recognized as the performance targets are achieved.

On December 14, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on December 13, 2027. At December 31, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on February 1, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively.

NOTE 11 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At December 31, 2017, the weighted average shares outstanding excluded options to purchase 57,057,768 shares of common stock of the Company, warrants to purchase 18,813,373 shares of common stock of the Company and 94,546,696, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At December 31, 2016, the weighted average shares outstanding excluded options to purchase 21,277,479 shares of common stock of the Company, warrants to purchase 3,744,623 shares of common stock of the Company and 40,060,395 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive..

NOTE 12 – INCOME TAXES

The Company calculates its deferred tax assets and liabilities using the federal tax rate of 35% and the following effective state rates, net of federal benefits: Idaho (0.02%), Utah (2.54%), New York State/New York City (0.12%), Florida (0.06%) and Montana (0.05%).

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forward	$23,615,640	$31,980,117
Stock-based compensation	3,102,138	4,496,398
Fixed assets	320,571	-0-
Accrued bonus	54,155	-0-
Total deferred tax assets	27,092,705	36,476,515

Deferred tax liabilities:
Fixed assets	-0-	(17,231)
Less: valuation allowance	(27,092,705)	(36,459,254)
	$-0-	$-0-

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance decreased by $9,366,549 and increased by $4,091,895, in the years ended December 31, 2017 and 2016.

At December 31, 2017, the Company had net operating loss carry-forwards of $98,296,940 for federal income tax purposes and $69,583,855 for state and local income tax purposes. The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2037 and state loss carry-forwards expire from 2024 through 2037, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2017 and 2016.

The Internal Revenue Code of 1986, as amended (the Code) provides for a limitation of the annual use of net operating losses following certain ownership changes (as defined by the Code) that could limit the Company’s ability to utilize these carryforwards. At this time, the Company has not completed a study to assess whether an ownership change under Section 382 of the Code has occurred, or whether there have been multiple ownership changes since the Company’s formation, due to the costs and complexities associated with such a study. The Company may have experienced various ownership changes, as defined by the Code, as a result of past financing transactions. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, the Company may not be able to take full advantage of these carryforwards for Federal or state income tax purposes.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017.  The Tax Act reduces the US corporate rate from 35% to 21% beginning in 2018.  The Company remeasured its deferred tax assets based upon the new 21% tax rate.  As a result, the Company decreased its deferred tax assets by $15,181,980 with a corresponding adjustment to its valuation allowance for the year ended December 31, 2017.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2017		December 31, 2016

Federal statutory rate	$(5,218,730)	35.00%	$(2,673,920)	35.00%
State income taxes – Idaho	(2,514)	0.02%	(2,455)	0.03%
State income taxes - Utah	(378,650)	2.54%	(191,070)	2.50%
State and local income taxes - NY	(17,300)	0.12%	(28,559)	0.37%
State income taxes - Florida	(8,754)	0.06%
State income taxes – Montana	(7,019)	0.05%
Change in valuation allowance	(9,366,549)	62.82%	4,091,895	(53.56%)
Net nontaxable income related to derivatives	(70,786)	0.47%	(1,214,608)	15.90%
Deferred remeasurement	15,181,980	(101.83%)
Miscellaneous	(111,678)	0.75%	18,717	(0.24%)
	$--	0.00%	$--	0.00%

NOTE 13 – RELATED PARTIES

David A. Taft is the president of IBS Capital LLC (“IBS”), a Massachusetts limited liability company, whose principal business is investing in securities. IBS is the general partner of the IBS Turnaround Fund (QP), which is a Massachusetts limited partnership, IBS Turnaround Fund (LP), which is a Massachusetts limited partnership and the IBS Opportunity Fund, Ltd.

Mr. Taft participated in the Series A Note financing described in Note 8, with the following investments, which were utilized by the Company to fund its operations:

Investor	Investment	OID/Discount	Principal	Shares Issuable at 0.40 (excluding interest)

IBS Turnaround Fund (A Limited Partnership)	$531,960	0.66	$806,000	2,015,000

IBS Turnaround Fund QP (A Limited Partnership)	$1,118,040	0.66	$1,694,000	4,235,000

IBS Opportunity Fund, Ltd.	350,000	0.66	530,303	1,325,758
	$2,000,000		$3,030,303	7,575,758

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Office Lease

On January 1, 2017, the Company moved its headquarters to a temporary location. The Company paid a monthly rent of $6,000 through March 31, 2017 for the temporary office. On April 1, 2017, the Company entered into a 5-year lease agreement for permanent office space. The Company‘s monthly office rent over the 5-year lease is as follows: (i) Year 1 - $8,700; (ii) Year 2 - $8,961; (iii) Year 3 - $9,230; (iv) Year 4 - $9,507; (v) Year 5 - $9,792.

NOTE 15 - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2017 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$143,679	$148,303	$1,357,413	$795,282
Operating loss	$(1,982,366)	$(1,305,156)	$(397,739)	$(1,552,522)
Net income (loss)	$(5,899,706)	$(4,407,067)	$(1,875,446)	$(2,728,440)
Income (Loss) Per Share (Basic and Diluted)	$(0.04)	$(0.04)	$(0.02)	$(0.03)

2016 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$923,711	$975,328	$1,112,467	$1,001,628
Operating loss	$(1,017,490)	$(1,153,204)	$(1,097,913)	$(1,291,713)
Net income (loss)	$(2,106,846)	$(1,810,425)	$(3,185,359)	$(537,142)
Income (Loss) Per Share (Basic and Diluted)	$(0.02)	$(0.02)	$(0.03)	$(0.01)

NOTE 16 – SIGNIFICANT CONTRACTS

(A) On November 1, 2017, Applied Minerals entered into an agreement with BASF Corporation to exclusively supply halloysite clay to BASF Corporation for the development and sale of co-branded halloysite clay-based products to key BASF Corporation markets, including paints and coatings, inks, rubber, adhesives, paper and ceramic honeycomb catalytic substrates.

BASF Corporation will market halloysite clay-based products under a BASF trade name to customers worldwide, with profits to be shared by both companies.

BASF Corporation and the Company also entered a Tolling Agreement under which BASF Corporation will provide specialized toll manufacturing to complement the Company’s current halloysite production capabilities.

(B)  On December 22, 2017 the Company and Continental Mineral Claims, Inc. (“CMC”) entered into an Exploration Agreement with Option to Purchase (“Agreement”). CMC is a wholly owned subsidiary of a private, internationally recognized minerals exploration and mining company.

The Company granted to CMC the exclusive right and option to enter upon and conduct mineral exploration activities (the “Exploration License”) for Metallic Minerals on the Company’s Dragon Mine mine site in Utah (the “Mining Claims”).

Metallic Minerals are defined to include minerals with a high specific gravity and metallic luster, such as gold, silver, lead, copper, zinc, molybdenum, titanium, tungsten, uranium, tin, iron, etc., but shall exclude any such Metallic Minerals that are intermingled within any economically-recoverable, non-metallic mineral deposits located at or above an elevation of 5,590 feet above sea level. Non-metallic minerals include clay and iron oxide, the minerals mined by the Company. The Company believes that all economic recoverable non-metallic mineral deposits are well above 5,590 feet above sea level. The Exploration License is for a period of ten years.

CMC was provided 40 days following the Effective Date (the “Due Diligence Period”) to perform any necessary due diligence in order to evaluate the condition of the Mining Claims. CMC may terminate the Agreement in its sole discretion any time prior to the expiration of the Due Diligence Period.

In consideration of the Exploration License CMC shall make the following payments to the Company: $350,000 upon expiration of the Due Diligence Period, $150,000 on or before the first anniversary of the Effective Date of this Agreement, $250,000 on or before each subsequent anniversary of the Effective Date during the Exploration License term following the first anniversary of the Effective Date of this Agreement, unless the Exploration License is terminated earlier by CMC by exercising the option or failing to make the required payment for the Exploration License.

CMC may exercise the option at any time during the Exploration License term. Upon exercise of the Option and the completion of the closing, CMC shall acquire 100% of the Metallic Rights within the Mining Claims from the Company, subject to the terms and conditions of the Agreement.

The consideration to be paid by CMC to the Company after exercising the option for the acquisition of the Metallic Rights shall be payable as follows: $3,000,000; and, CMC shall grant to the Company a five percent (5%) Net Profits Interest (“NPI”) royalty over the Metallic Minerals produced from the Mining Claims. The NPI royalty shall be initially capped at $20,000,000 (the “NPI Cap”). The NPI Cap shall be subject to reduction in the event the Company elects to take the Share Contribution, as set forth below.

On January 18, 2018, CMC, upon completing its due diligence, paid the first payment ($350,000) of the Exploration License to the Company..

NOTE 17 – SUBSEQUENT EVENTS

In January 2, 2018, the Company issued 1,500,000 shares of common stock to a consultant for capital introduction services.

In February 9, 2018, the Company issued a total of 2,500,000 shares of common stock to one investor for proceeds of $100,000.

On February 23, 2018, the Company issued a total of 1,125,000 shares of common stock to one investor for proceeds of $45,000

On March 2, 2018, the Company issued 3,000,000 shares of common stock to three investors under for proceeds of $150,000.

On March 14, 2018, the Company issued 500,000 shares of common stock to an investor who exercised a warrant to purchase 500,000 shares of common stock for $20,000.

In April 3, 2018, the Company issued 1,000,000 shares of common stock to one investor for proceeds of $100,000.

NOTE 18 – ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2017	$36,459,254	$--	$(9,366,549)	$27,092,705
2016	$32,367,359	$4,091,895	$--	$36,459,254

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2017 and 2016, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and chief financial officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2017 due to the material weaknesses defined below. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2017, our internal controls over financial reporting were not effective at the reasonable assurance level:

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel; and
●	We lack a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, the management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts

Management expects to remediate the material weaknesses identified above as follows:

1.	Management will evaluate hiring an experienced consultant to assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements. Additionally, management may further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2018.

2.	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation that is expected to commence in 2018.

The annual report does not include an attestation report of the independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Mario Concha	77	Chairman since 2016; Director since 2013	President, Mario Concha and Associates
John F. Levy	62	Vice Chairman since 2016; Director since 2008	CEO of Board Advisory
Robert T. Betz	76	Director since 2014	Owner, Personal Care Ingredients
Ali Zamani	38	Director since 2014	Managing Partner of Overbrook Investments and Chairman of Mexican Gold Corp.
Alexander Zyngier	48	Director since 2017	Managing Director at Batuta Advisors
Andre Zeitoun	45	Director, President, and CEO since January, 2009	President and CEO of the Company
Christopher T. Carney	47	Officer since 2015	Chief Financial Officer of the Company
William Gleeson	74	Officer since 2011	General Counsel of the Company

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

Background of Directors and Officers

Mario Concha, Non-Executive Chairman and Director

Mr. Concha is the President of Mario Concha and Associates, LLC, a firm providing consulting services to senior executives and members of boards of directors.  He serves as a director of the of the National Association of Corporate Directors, Atlanta Chapter.  He has been a director of Arclin, Ltd., a manufacturer of specialty resins, The Plaza Group, a chemical marketer and Auro Resources, Corp, a mineral exploration company with holdings in Colombia’s gold region.  In his role as director, he has chaired and been a member of Audit, Compensation and Nominating/Governance Committees.

Mr. Concha was an officer of Georgia Pacific Corporation and president of its Chemical Division from 1998 to 2005.  Prior to Georgia Pacific, he was part of a management team that formed GS Industries, a manufacturer of specialty steels for the mining industry, through a leveraged buyout of Armco Inc.’s Worldwide Grinding Systems Division.  He then served as President of its International Division from 1992 to 1998.  From 1985 to 1992, Mr. Concha was Vice President-International for Occidental Chemical Corporation.  Prior to Occidental Chemical, he served in several senior management positions at Union Carbide Corporation in the United States and in Europe.

Mr. Concha is a graduate of Cornell University with a degree in Chemical Engineering.  He has attended the Advanced Management Program at the University of Virginia's Darden School of Business and the NACD-ISS accredited Director's College at the University of Georgia's Terry College of Business.  He is a member of the National Association of Corporate Directors, the American Chemical Society, and the American Institute of Chemical Engineers.

Key attributes, experience and skills: Mr. Concha has over 40 years of experience as a hands-on corporate executive.  He has first-hand industry knowledge, gained from senior executive positions in various industries, including chemicals, plastics, forest products, metals, and mining.  In addition to manufacturing operations, he has had extensive involvement in marketing, sales, and finance.

John F. Levy, Vice Chairman and Director

Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting, and financial strategies. Mr. Levy currently serves on the board of directors of three public companies including Applied Minerals. Mr. Levy has been a director, chairman of the Audit Committee, and a member of the Governance and Nominating Committee, of Washington Prime Group, a Real Estate Investment Trust, since 2016. Mr. Levy has been a director, chairman of the Governance and Nominating Committee, and a member of the Audit and Compensation Committees of Takung Art Co., Ltd., an operator of an electronic online platform for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork since 2016. He was a director of China Commercial Credit, a publicly held Chinese micro-lender, from 2013 to 2016. He was a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly held company that specialized in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies from 2009 to 2016.

From 2008 through 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From 2006 to 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company that is a global developer and publisher of video games best known for the Grand Theft Auto franchise. Mr. Levy served as Interim Chief Financial Officer from 2005 to 2006 for Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.  Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, Financing, Ethics and Sustainability: A 4-way Path to Success, Finance and Innovation: Reinvent Your Department and Your Company, Predicting the Future: 21st Century Budgets and Projections and Heartfelt Leadership: How Ethical Leaders Build Trusting Organizations. All courses have been presented to state accounting societies.

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

Robert T. Betz, Director

From 2000 through his retirement in 2002, Mr. Betz was the President of Cognis Corp., the North American division of Cognis GmbH, a $4 billion worldwide supplier of specialty chemicals and nutritional ingredients that was spun off from Henkel AG & Company ("Henkel"). From 1989 through 2000, Mr. Betz held a number of management positions at Henkel, including Executive VP and President of its Emery Group, a leading manufacturer of oleochemicals, and President of its Chemicals Group for North America.

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

Since 2003, Mr. Betz has been the owner of Personal Care Ingredients, LLC, a privately-owned marketer of natural products to the personal care industry. Mr. Betz also serves as a director for Bio-Botanica, a manufacturer of natural extracts.

Mr. Betz holds a B.S. in Chemical Engineering and an M.B.A., both degrees from the University of Cincinnati. He has also attended the Program for Management Development at Harvard University.

Key attributes experience and skills. During Mr. Betz’s career, he has been involved in developing new products or new markets for existing products. Several of these products grew into sizeable businesses. He managed multiple chemical manufacturing facilities and managed a multi-billion dollar polyethylene business. He was responsible for profit and loss for businesses with sales of $900 million. While heading the chemical operations, he was responsible for all aspects of the business: manufacturing, sales, R&D, IT, HS&E, HR, purchasing, engineering, and legal. His career has continuously involved developing, manufacturing, and selling products directed at most of the markets that Applied Minerals is attempting to penetrate. Since his retirement, he served on the boards of three chemical-related, private companies: Plaza Group, Syrgis, and Bio Botanica.

Ali Zamani, Director

Ali Zamani is currently the Managing Partner of Overlook Investments and Chairman of Mexican Gold Corp. He served as a Portfolio Manager and CIO at Gefinor Capital Management from 2014 to 2016. Prior to Gefinor Mr. Zamani was a Principal at SLZ Capital Management, a New York-based asset management firm, from July 2012 to December 2013. Prior thereto, he was a Portfolio Manager at Goldman Sachs from 2004 to 2012 where he focused on the energy, materials, utilities, and industrials sectors. From 2002 to 2004, he was a mergers and acquisitions analyst at Dresdner Kleinwort Wasserstein, a boutique New York-based investment bank focused on the energy and utilities sectors.

Mr. Zamani holds a B.S. in Economics from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude.

Key attributes, experience and skills: Mr. Zamani has over 15 years of financial industry experience, including 8 years as a senior investment professional at Goldman Sachs & Co.  Mr. Zamani brings significant capital markets expertise, including extensive mining and industrial sector investing experience.  Additionally, Mr. Zamani brings a unique stockholder/investor perspective to the board having been a major stockholder in numerous similar companies over his career.

Alexandre Zyngier, Director

Mr. Zyngier is a nominee for election to the Board of Directors. He has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA, AudioEye Inc., GT Advanced Technologies, Inc. and Torchlight Energy Resources Inc. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

Key attributes, experience, and skills.  We believe that Mr. Zyngier’s investment experience and his experience in overseeing a broad range of companies will greatly benefit the Board of Directors.

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

Key attributes, experience and skills: Mr. Zeitoun has over 17 years experience identifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring. Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine resource, increase processing capabilities, establish a marketing infrastructure, and lead the marketing effort. During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite and iron oxide applications.

Christopher T. Carney, Chief Financial Officer

From February 2009 through May 2012, Mr. Carney was the Interim Chief Financial Officer of the Company. From May 2012 through August 2015, Mr. Carney was a VP of Business Development for the Company. Mr. Carney was reappointed Chief Financial Officer of the Company in August 2015 when the previous Chief Financial Officer, resigned. From March 2007 until December 2008, Mr. Carney was an analyst at SAC Capital/CR Intrinsic Investors, LLC, a hedge fund, where he evaluated the debt and equity securities of companies undergoing financial restructurings and operational turnarounds. From March 2004 until October 2006, Mr. Carney was a distressed debt and special situations analyst for RBC Dain Rauscher Inc., a registered broker-dealer. Mr. Carney graduated with a BA in Computer Science from Lehman College and an MBA in Finance from Tulane University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2017 except one filing by each of the officers and directors in connection with option grants because of an administrative oversight.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics is posted on our website at www.appliedminerals.com and can be obtained at no cost by mail at: Applied Minerals, Inc., 55 Washington Street, Brooklyn, N.Y. 11209. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

Board Meetings

There were fourteen (14) meetings of the Board of Directors, seven (7) meetings of the Operations Committee, six (6) meeting of the Compensation Committee, eight (8) meetings of the Audit Committee, and four (4) meetings each of the Governance and Nominating Committee and the Health, Safety and Environment Committee held in 2017. Every director attended at least 75% of all board meetings and all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Zeitoun.

	Audit Committee	Governance and Nominating Committee	Compensation Committee	Health, Safety and Environment Committee	Operations Committee
Mario Concha		X	X*	X	X*
John Levy		X*	X
Robert Betz	X	X	X	X*	X
Ali Zamani	X			X
Alexandre Zyngier	X*
Andre Zeitoun				X	X

* Committee Chairman

The charters of the Committees are available on the Company’s website, www.appliedminerals.com.

The Audit Committee satisfies the definition of Audit Committee in Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Zyngier is an audit committee financial expert as the term is defined in the rules of the Securities and Exchange Commission and is independent under the independence standards of NASDAQ (the independence standard used by the Company) and the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

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

Audit Committee

Alexandre Zyngier, Chairman

Robert Betz

Ali Zamani

The Nomination Process

The general criteria that our Board uses to select nominees includes the following: reputation for integrity, honesty and adherence to high ethical standards; demonstrated business acumen, experience, and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; willingness and ability to contribute positively to the decision-making process of the Company; commitment to understand the Company, its risk factors and its industry and to regularly attend and participate in meetings of the Board and its committees; interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, creditors and the general public; ability to act in the interests of all stakeholders; and the absence of any appearance of a conflict of interest that would impair the nominee's ability to represent the interests of all of the Company’s stockholders and to fulfill the responsibilities of a director. There are, however, no specific minimum qualifications that nominees must have in order to be selected. The Board will consider director candidates recommended by our stockholders. In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominee's name and qualifications for Board membership and should be addressed in writing to the President, Applied Minerals, Inc., 55 Washington Street, Brooklyn, N.Y. 11209. There have been no changes in the procedures by which shareholders may recommend candidates for director.

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

There were no interlocks during 2017.

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

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)		Option Award ($) (1)		Total ($)
Andre M. Zeitoun	2017	350,000		270,000	(2)(3)	614,596	(4)	1,234,596
	2016	350,000		150,000	(2)			500,000
	2015	600,000		300,000	(5)	50,000	(5)	950,000

Christopher Carney (6)	2017	135,000	(7)	30,000	(3)	246,676	(7)(8)	411,676
	2016	181,250	(7)	- 0 -		40,500	(8)	221,750
	2015	200,000		37,500	(9)	54,062	(9) (10)	291,562

William Gleeson (5) (8)	2017	250,000		30,000	(3)	193,471	(8)	473,471
	2016	250,000		- 0 -		- 0 -	(8)	250,000
	2015	300,000		37,500	(9)	37,500	(9)	375,000

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

(2)	Mr. Zeitoun’s revenue-related bonus for 2016 and 2017 was 4% of the first $4 million in revenues up to a bonus of $150,000.

(3)	On December 7, 2017, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun a bonus for service in 2017 of $120,000 and to each of Mr. Carney and Mr. Gleeson a bonus for service in 2017 of $30,000. The bonuses are payable in six monthly installments beginning in January, 2018 to the extent that in the judgment of the audit committee thee is sufficient cash available for other corporate purposes.

(4)

In December 2017, the Board of Directors granted Mr. Zeitoun options to purchase 11,910,772 shares of common stock at $0.06 per share. The options vest based upon certain performance goals being met by management. During December options to purchase 5,955,386 shares of common stock vested. The Black Scholes value of the options at December 14, 2017 was $297,800.

(5)

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

Mr. Carney’s salary was at a rate of $150,000 per annum for the first 7.5 months of 2017 and then was to increase to a rate of $200,000 per annum for the remaining 4.5 months of 2017. His salary was not increased to a rate of $200,000 per year and Mr. Carney is owed $18,765 in respect thereof relating to 2017. In lieu of a $50,000 salary reduction for twelve (12) months beginning August 16, 2016, Mr. Carney received options to purchase common stock with a Black Scholes value of $40,500. During the first 7.5 months of 2017, $23,625 of the Black Scholes value of the options vested.

(8)

In December 2017, the Board of Directors granted to Mr. Carney and Mr. Gleeson options to purchase 4,780,550 shares of common stock and 3,749,440 shares of common stock, respectively, at $0.06 per share. The options vest based upon certain performance goals being met by management. During December 2017, options to purchase 2,390,275 shares of stock by Mr. Carney and options to purchase 1,874,720 shares of common stock by Mr. Gleeson vested. The Black Scholes values of the options to purchase common stock by Mr. Carney and Mr. Gleeson were $223,495 and $175,290, respectively. Between August 16, 2017 and December 31, 2017, Mr. Carney deferred approximately $30,000 of salary until the Company’s liquidity situation improves.

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

In the event Mr. Zeitoun was terminated without Cause or terminated for Good Reason, he would receive, in addition to the accrued obligations, (i) six months of base salary (that is, $300,000), (ii) one-half of bonus amounts not yet earned, and (ii) an amount equal to six months of COBRA payments. For 2017, Mr. Zeitoun was eligible to receive revenue bonus of up to $$150,000 (which was earned) and performance bonuses of up to $200,000, which was not earned.

Mr. Carney. In the event Mr. Carney was terminated by the Company without Cause or he terminated his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) continuation of benefits on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Carney's base salary was $200,000.

Mr. Gleeson. In the event Mr. Gleeson terminated by the Company without Cause or he terminates his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) continuation of benefits (including his family) on the same terms as in effect immediately prior to the date of termination for a period of two months. Mr. Gleeson's base salary is $250,000.

Plan-Based Awards

The following table lists the plan-based awards granted under the 2017 Incentive Plan..

Name	Grant date	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)

Andre Zeitoun	12-14-17	11,910,772	0.06	614,596
Christopher Carney (2)	12-14-17	4,780,550	0.06	246,676
William Gleeson (2)	12-14-17	3,748,939	0.06	193,471

Outstanding Equity Awards at December 31, 2017

The following table provides information on the holdings as of December 31, 2017 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive PlanAwards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun	01-01-09	3,949,966	--	--	$0.70	01-01-19
	02-08-11	1,742,792	--	--	$0.83	01-01-22
	11-20-12	1,742,792	--	--	$1.66	01-01-23
	05-11-16	321,123	--	--	$0.24	05-11-21
	12-14-17	5,955,386	5,955,386	--	$0.06	12-13-27
Christopher T. Carney (2)	01-01-09	1,316,655	--	--	$0.70	01-01-19
	02-08-11	580,930	--	--	$0.83	01-01-22
	11-20-12	580,931	--	--	$1.66	01-01-23
	06-10-14	75,000	--	--	$0.84	06-10-24
	02-05-15	48,611	1,389	--	$0.68	02-05-25
	05-11-16	248,344	--	--	$0.24	05-11-21
	07-06-16	500,000	--	--	$0.16	08-15-19
	12-14-17	2,390,275	2,390,275	--	$0.06	12-13-27
William Gleeson	08-18-11	900,000	--	--	$1.90	08-18-21
	11-20-12	72,406	--	--	$1.66	11-20-22
	06-10-14	600,000	--	--	$0.84	06-10-24
	05-11-16	248,344	--	--	$0.24	05-11-21
	12-14-17	1,874,720	1,874,720	--	$0.06	12-13-27

Director Compensation for the Year Ended December 31, 2017

The following sets forth compensation to our directors in 2017. Mr. Zeitoun receives no fees for service as a director.

Name	Fees Earned or Paid in Cash ($)	Common Stock Awards ($)	Options Awards ($)(3)	Total ($)

John Levy	- 0 -	1,800	40,663	42,463

Robert Betz	- 0 -	1,800	76,203	78,003

Mario Concha	- 0 -	1,800	145,642	147,442

Alexandre Zyngier (1)	- 0 -	- 0 -	24,587	24,587

Ali Zamani	- 0 -	1,800	33,886	35,686

Andre Zeitoun (2)	- 0 -	- 0 -	- 0 -	- 0 -

(1)	Mr. Zyngier was elected to the Board of Directors at the Annual Meeting of Shareholders in December 2017.
(2)	Mr. Zeitoun is not separately compensated for services as a director.
(3)	Black Scholes value at grant date

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

2017 Compensation

On March 8, 2017, the Board determined that Mr. Zeitoun’s 2017 compensation is as follows: salary -- $350,000; cash receipts bonus -- 4% of monthly gross cash receipts, up to a maximum bonus of $150,000; revenue bonus -- $100,000 if GAAP revenue exceeds $6 million; cash flow bonus -- $100,000 if the Company is cash flow positive for 2017. The cash receipts bonus was earned. The revenue and cash flow bonuses were not earned.

On December 14, 2017, options to purchase 11,910,772 shares of common stock were issued to Mr. Zeitoun. The options are ten-year options and the exercise price is $0.06. Vesting conditions are as follows:

●

25% of the options will vest upon the closing of the sale of an aggregate of $600,000 of units (consisting of a share of Common Stock and a warrant to buy .25 of a share of Common Stock) at $0.04 per unit. This vesting condition has been satisfied.

●

25% of the options will vest upon the receipt of at least $900,000 from one or more of the following sources: sale(s) of Common Stock over and above $600,000, consideration for entering into licensing or similar agreement(s), and/or consideration for entering into agreement(s) relating to the sale or lease of minerals rights or entering into options or other agreements relating mineral rights. This vesting condition has not been satisfied.

●

25% of the options will vest when the Company has toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. One of the agreements may be a back-up or standby arrangement. This vesting condition has been satisfied.

●	8.3% of the options if EBITDA is positive over a period of twelve months. This vesting condition has not been satisfied.
●	8.3% of the options if EBITDA equals or exceeds $2 million over a period of twelve months. This vesting condition has not been satisfied.
●	8.4% of the options if EBITDA equals or exceeds $4 million over a period of twelve months. This vesting condition has not been satisfied.

On December 7, 2017, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun a bonus for service in 2017 of $120,000. The bonuses are payable in six monthly installments beginning in January, 2018 to the extent that in the judgment of the audit committee thee is sufficient cash available for other corporate purposes.

Compensation for Messrs. Gleeson and Carney

2016 Compensation

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

2017 Compensation

Mr. Carney’s 2017 compensation was as follows: salary -- $150,000 per annum through August 15, 2017 and $200,000 per annum thereafter; revenue bonus -- $25,000 if GAAP revenue exceeds $6 million; cash flow bonus -- $25,000 if the Company is cash flow positive for 2017.  The increase in salary has not been paid and the incremental amount is owed to Mr. Carney.

Mr. Gleeson’s 2017 compensation was as follows: salary -- $250,000; revenue bonus -- $25,000 if GAAP revenue exceeds $6 million; cash flow bonus -- $25,000 if the Company is cash flow positive for 2017.

None of the bonuses were earned or paid.

On December 14, 2017, 4,780,550 options to purchase Common Stock were granted to Mr. Carney and 3,748,439 options were granted to Mr. Gleeson. The vesting conditions and the relevant definitions are the same as vesting conditions and definitions described above relating to the options granted to Mr. Zeitoun on December 14, 2017.

On December 7, 2017, the Board of Directors, on the recommendation of the Compensation Committee, granted to each of Mr. Carney and Mr. Gleeson a bonus for service in 2017 of $30,000.  The bonuses are payable in six monthly installments beginning in January, 2018 to the extent that in the judgment of the audit committee thee is sufficient cash available for other corporate purposes.  No installments have been paid as of the date of this report.

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

Security Ownership of Certain Beneficial Owners and Management

 Ownership Tables

The following table sets forth, as of April 17, 2018, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 150,388,549 shares of common stock outstanding as of April 17, 2018 plus the shares that a person has a right to acquire within 60 days of April 17, 2018

	Number of Shares of	Percentage of Common
	Common Stock Beneficially	Stock Beneficially
Name and Address (1)	Owned (2)	Owned
Mario Concha (3) (4)	5,361,551	3.5
Robert Betz (3) (5)	2,931,971	1.9
John Levy (3) (6)	2,260,701	1.5
Ali Zamani (3) (8)	1,370,968	1.0
Alexandre Zyngier (3) (9)	1,195,121	*
Andre Zeitoun (3) (10) (17)	18,067,101	10.8
Christopher T. Carney (11) (17)	7,718,760	4.9
William Gleeson (12) (17)	4,682,830	3.0
All Officers and Directors as a Group	43,589,003	23.2
IBS Capital, LLC (7)	35,987,551	22.4
Samlyn Capital, LLC (13)	48,039,135	26.1
Berylson Master Fund, L.P. (14)	14,636,085	9.2
James Berylson (14)	15,909,085	9.9
Kingdon Capital Management, LLC (15)	19,079,350	11.5
Masato Katayama (16)	16,834,635	11.0

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 110 Greene Street, Suite 1101, New York, NY 10012.
(2)

Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of April 17, 2018 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Director
(4)

Mr. Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 43,885 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 30,000 shares of common stock at $0.25 per share and expiring in May, 2021; options to purchase 600,000 shares of common stock at $0.25 expiring in May, 2021; (vi) options to purchase 70,000 shares of common stock expiring in August, 2026; (vii) options to purchase 140,000 shares of common stock expiring in May, 2022; (viii) options to purchase 140,000 shares of common stock expiring in December, 2022; and (ix) options to purchase 2,958,334 shares of common stock expiring in December 2027.

(5)

Mr. Betz’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; (iv) options to purchase 33,937 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 64,815 shares of common stock at $0.28 per share expiring in January 2026; (vi) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2021; (vii) options to purchase 150,000 shares of common stock at $0.25 per share expiring in May, 2021; (viii) options to purchase 60,000 shares of common stock at $0.25 per share expiring in August, 2026; (ix) options to purchase 140,000 shares of common stock expiring in May, 2022; and (x) options to purchase 1,500,001 shares of common stock expiring in December, 2027.

(6)

Mr. Levy’s holdings include: (i) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (ii) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (iii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iv) options to purchase 50,000 shares of common stock at $0.28 per share, and expiring in January, 2026; (v) options to purchase 51,170 shares of common stock at $0.285 per share expiring in January, 2026; (vi) options to purchase 80,000 shares of common stock at $0.28 per share expiring in January, 2021; (vii) options to purchase 37,500 shares of common stock at $0.25; (viii) options to purchase 70,000 shares of common stock at $0.25 expiring in August, 2026; (ix) options to purchase 120,000 shares of common stock expiring in May, 2022; and (x) options to purchase 750,000 shares of common stock expiring in December, 2027.

(7)

IBS Capital LLC is deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 15,220,583 shares of common stock; (ii) 6,528,087 shares of common stock issuable upon conversion of 10% PIK Election Convertible Notes due 2018 (“Series A Notes”); (iii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2021; (iv) warrants to purchase 400,000 shares of common stock at $0.25 expiring in June, 2021; (v) options to purchase 30,100 shares of common stock at $0.25 per share expiring in August, 2026; and options to purchase 64,000 shares of common stock expiring May , 2022. The IBS Turnaround Fund (A Limited Partnership) owns (i) 7,290,997 shares of common stock; (ii) 3,250,865 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 25,175 shares of common stock at $0.21 expiring in January, 2021; (iv) warrants to purchase 124,500 shares of common stock at $0.25 per share expiring in June, 2021; and (v) options to purchase 16,000 shares of common stock at $0.25 per share expiring in August, 2026; and (vi) options to purchase 30,000 shares of common stock expiring in May, 2022. The IBS Opportunity Fund, Ltd. owns (i) 1,472,154 shares of common stock; (ii) 634,2918 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 6,400 shares of common stock at $0.21 per share expiring in January, 2021; (iv) warrants to purchase 31,000 shares of common stock at $0.25 per share expiring in June, 2021; and (v) options to purchase 7,100 shares of common stock at $0.25 per share expiring in August, 2026; and (vi) option to purchase 6,000 shares of common stock expiring in May, 2022.

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

(9)	Mr. Zyngier’s holdings include options to purchase 378,621 shares of common stock expiring in December, 2027.
(10)

Mr. Zeitoun’s holdings include (i) options (held through Material Advisors) to purchase 3,949,966 shares of common stock at $0.70 per share expiring in January, 2019; (ii) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in January, 2021; (iii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November, 2022; (iv) options to purchase 321,123 shares of common stock at $0.24 per share expiring in March, 2021; and (v) options to purchase 5,955,386 shares of common stock expiring in December, 2027.

(11)

Mr. Carney’s holdings include: (i) options to purchase 1,316,655 shares of common stock at $0.70 per share expiring in January, 2019; (ii) options to purchase 580,930 shares of common stock at $0.83 per share expiring in January, 2022; (iii) options to purchase 580,931 shares of common stock at $1.66 per share expiring in January, 2023; (iv) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (v) options to purchase 16,665 shares of common stock at $0.68 per share expiring in February, 2025; (vi) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021; (vii) options to purchase 375,000 shares of common stock at $0.16 per share expiring in August, 2019; and (viii) options to purchase 3,585,413 shares of common stock expiring in December, 2027.

(12)	Mr. Gleeson’s holdings include: (i) options to purchase 900,000 shares of common stock at $1.90 per share expiring in September, 2021; (ii) options to purchase 72,406 shares of common stock at $1.66 per share expiring in November, 2022; (iii) options to purchase 600,000 shares of common stock at $0.84 per share expiring in June, 2024 (iv) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021; and (v) options to purchase 2,812,080 shares of common stock expiring in December, 2027.
(13)

Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities. Samlyn Onshore Fund, L.P. owns 17,106,540 shares, including (i) 11,958,583 shares of common stock issuable upon conversion of the Series A Notes and (ii) warrants to purchase 1,101,062 shares of common stock at $0.10 per share. Samlyn Offshore Master Fund, Ltd., owned 31,037,709 shares of common stock, including (i) 22,405,165 shares of common stock issuable upon conversion of the Series A Notes and (ii) warrants to purchase 2,062,909 shares of common stock at $0.10 per share. Robert Pohly is the president of Samlyn Capital, LLC. He has beneficial ownership of shares owned by funds of which Samlyn Capital, LLC is the general partner or investment manager with Mr. Pohly having sole voting and investment power.

(14)

James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. Of the 14,636,085 shares owned by the Berylson Master Fund, L.P., 10,533,609 shares are issuable upon conversion of Series 2023 Notes owned by the Berylson Master Fund, L.P. and 1,798,095 shares are issuable upon the exercise of warrants owned by the Berylson Master Fund, L.P. Mr. Berylson may be deemed to beneficially own the 14,636,085 shares. Mr. Berylson owns and additional 1,273,000 shares. The address of Berylson Capital Partners, LLC is 200 Clarendon Street, Boston, MA 02116.

(15)

Kingdon Capital Management, LLC, 152 West 57th Street, 50th Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. M. Kingdon Offshore Mast Fund, L.P. owns 16,996,762 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes and 2,082,588 shares upon the exercise of warrants. Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.

(16)

Mr. Katayama is the President of Fimatec, LTD (Japan) a producer and distributor of specialty minerals. In March, 2016 Applied Minerals, Inc. and Fimatec LTD entered into an agreement in which Fimatec LTD agreed to be the exclusive distributor of the Company’s halloysite-based DRAGONITE for the Japanese market. In June, 2016 Fimatec LTD purchase 3,333,334 units from the Company in exchange for $500,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.3 shares of the common stock of the Company with a whole share costing 3.3 warrants and $0.25. In August, 2017, SK Logistics (Singapore) PTE LTD purchased 10,000,000 million units from the Company in exchange for $400,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.25 shares of common stock of the Company exercisable at $0.04 per share. Mr. Katayama is deemed to beneficially own these shares. The address of each entity is Ochaanimizu Center Bldg, 5F 2-23-1 Kanda Awaji-cho Chiyoda-ku, Tokyo, Japan 101-0063.

(17)	Executive officer.

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000.  The number of shares subject to the 2016 IP were 15,000,000

Plans Not Approved by Shareholders

Prior to the adoption of the November 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements.

In May, 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000.

In 2017, prior to the adoption of the 2017 Incentive Plan (“2017 IP”) in August, 2017, the Company granted option to purchase 870,000 shares of common stock under individual arrangements

Equity Compensation Information

As of December 31, 2017

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,610,894	(1)	$1.05	16,289,106

Equity compensation plans not approved by security holders	49,446,874	(2)	$0.26	4,986,056

Total	57,057,768		$0.36	21,275,162

(1)	Options granted under the 2012 Long-Term Incentive Plan
(2)

Options to purchase common stock were issued under individual compensation plans prior to the adoption of the 2012 LTIP and 2016 LTIP as follows: (a) 9,487,930 options were granted to Material Advisors LLC, the entity that provided management personnel to the Company from 2009 to 2013. Mr. Zeitoun was allocated 60% of the options and the other members of Material Advisors LLC, Christopher Carney and Eric Basroon (Mr. Zeitoun’s brother-in-law and Vice President of Business Development), were allocated 20% each. 6,583,277 options have an exercise price of $.70 per share, vested over three years from 2009-2011, and have a ten-year term. 2,904,653 have an exercise price of $.83 per share, vested over one year in 2012, and have a ten-year term; (6) 650,000 options were granted in two grants to a now-former director during 2008 and 2009 in his capacity as an employee and a consultant. The exercise price was $.70 per share, the options vested immediately and have a ten-year term; (c) 8,0371,949 options were granted to employees and consultants in five grants during 2011 and 2012. The exercise prices range from $0.78 per share to $2.00 per share, vesting periods ranged from one to three years, and the terms are five or ten years; and (d) 461,340 options were granted to an investment bank in April of 2011 for financial advisory services provided to the Company. The exercise price of the options was $1.15 per share, it vested immediately and has a term of ten years. All of the foregoing options had an exercise price at or above the market price of the common stock on the date of grant.

The following options were granted under the 2016 Long-Term Incentive Plan:

On May 11, 2016, the Company granted 250,000 nonqualified options to two directors with an exercise price of $0.25per share. The options vested immediately and expire five years after the date of grant.

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

On December 14, 2017, the Board granted 27.5 million options to five members of management. The options are ten-year options with an exercise price of $0.06 per share. The closing market price on December 14, 2017 was $0.06.

The vesting conditions of the options are as follows: (i) 25% of the options will vest upon the closing of the sale of an aggregate of $600,000 of units at $0.04 per unit (each unit consisting of one share of Common Stock and a warrant to purchase .25 of a share of Common Stock) (this has been accomplished); (ii) 25% of the options will vest upon the receipt of at least $900,000 from one or more of the following sources: sale(s) of Common Stock over and above $600,000, consideration for entering into licensing or similar agreement(s), and/or consideration for entering into agreement(s) relating to the sale or lease of mineral rights or entering into options or other agreements relating mineral rights; (iii) 25% of the options will vest when the Company has toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications (one of the agreements may be a back-up or standby arrangement); (iv) 8.3% of the options if EBITDA is positive over a period of twelve months; (v) 8.3% of the options if EBITDA equals or exceeds $2 million over a period of twelve months; and (vi) 8.4% of the options if EBITDA equals or exceeds $4 million over a period of twelve months. The vesting under the first three conditions is not sequential and the vesting under fourth and fifth or under the fourth, fifth, and sixth, or the fifth and sixth can occur simultaneously. EBITDA is defined as operating income plus depreciation and amoritzation expense plus non-cash expense plus any unusual, one-time expense incurred during the period.

Options were granted to Named Executive Officers as follows: Andre Zeitoun: 11,910,772 options; Christopher Carney: 4,780,550 options; William Gleeson: 3,749,439 options.

The options were granted under the 2017 Incentive Plan, which was adopted on December 14, 2017 by the Board of Directors. Forty million shares of Common Stock are subject to the 2017 Incentive Plan.

On December 14, 2017, the Board of Directors granted options to directors other than to Mr. Zeitoun, who does not receive compensation for service on the Board.  The exercise price of the options is $.06 and the number of options is determined by dividing the dollar amount of the fee by $0.06. The closing market price of the Company’s common stock on December 14, 2017 was $.06.

The options cover fees for Board service for the fourth quarter of 2017 and the first three quarters of 2018, except for service on the Operations Committee.

The fees for Board service are $50,000 in options for membership on the Board, $10,000 on options or chairmanship of the Board or a committee (except the Operations Committee).  The options for such fees, except for the Operations Committee, vest as the beginning of each calendar quarter provided the person in in office at that time.

The Chairman of the Operations Committee receives as fee of $150,000 per year and the non-management member receives a fee of $62,500 per year. The options for such fees vest on May 1, 2018.

The total number of options granted to each of the directors is as follows: Mr. Betz -- 1,791,667; Mr. Concha: 3,250,000; Mr. Levy -- 1,000,000; and Mr. Zamani -- 833,333.

The options were granted under the 2017 Incentive Plan, which was adopted on December 14, 2017 by the Board of Directors. Forty million shares of Common Stock are subject to the plan. The option grants will cease to be effective if the Certificate of Incorporation is not amended to increase the number of authorized shares of Common Stock.

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

Transactions with Related Persons

In 2016, the Company made a private placement of units consisting of common stock and warrants.  The price of a unit was $0.15, with $0.12 being allocated to Common stock and $.03 to a warrant.  Three and one-third warrants are exercisable for a full share of Common Stock at an exercise price of $.25.  Messrs. Levy and Betz each purchased $50,000 of units and IBS Turnaround Fund (QP) (a LTD Partnership), which is managed by IBS Capital, whose president is David Taft, purchased $200,000 of units.

Eric Basroon, Mr. Zeitoun’s brother-in-law, is currently employed by the Company and during 2016, he received a salary of $180,000 plus $20,000 to be issued at various times during the year upon Mr. Basroon’s request. On March 10, 2016, Mr. Basroon received a bonus consisting of (i) $37,500 in cash and (ii) options to purchase 248,344 shares of common stock of the Company at $0.24 per share, which had a Black-Scholes value of $37,500. The bonus granted to Mr. Basroon was for achieving his performance goals during 2015. Mr. Basroon’s 2017 salary for 2017 and 2018 is $200,000 per year.  In 2017, Mr. Basroon received options to purchase 4,780,550 shares of common stock at $.06 per shares.  The options are subject to the same vesting conditions as the options granted to Mr. Zeitoun.  See Compensation Discussion and Analysis – Mr. Zeitoun - 2017 Compensation and he is eligible for a bonus of up to $50,000 based on the Company’s financial performance.

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ (the independence standard used by the Company) are Messrs. Levy, Concha, Betz, Zyngier, and Zamani. They are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.  Mr. Zeitoun is not an independent under the NASDAQ standards of independence.  Mr. Zeitoun is an employee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

EisnerAmper LLP was selected by our Board of Directors as the Company’s independent registered public accounting firm for the years ending December 31, 2017 and 2016.

The following table presents fees for audit services rendered by EisnerAmper, the independent auditor for the audits of the Company’s annual consolidated financial statements for the years ended December 31, 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016

Audit Fees (1)	$143,500	$117,148
Tax Fees	15,000	17,900

Total	$158,500	$135,048

(1)	Audit fees represent the aggregate fees paid for professional services including: (i) audit, (ii) S-1 filings and (iii) SEC comment letters.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

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

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	Short Term Incentive Plan	(8)
10.6	Form of Stock Grant	(9)
10.7	2016 Long Term Incentive Plan and form of option agreement	(10)
10.8	2016 Incentive Plan and form of option agreement	(11)
10.9	Form of warrant issued in June, 2016	(12)
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 3-, 2016
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(4)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(5)	Incorporated by reference to Exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(6)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(8)	Incorporated by reference to Exhibit 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(9)	Incorporated by reference to Exhibit 10.10 included in the Registrant’s Annual Report of Form 10-K, filed on March 27, 2015
(10)	*
(11)	*
(12)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on June 28, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2018

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BETZ	Director	April 17, 2018
Robert Betz

/s/ MARIO CONCHA	Director	April 17, 2018
Mario Concha

/s/ JOHN LEVY	Director	April 17, 2018
John F. Levy

/s/ ALI ZAMANI	Director	April 17, 2018
Ali Zamani

/s/ ANDRE Zeitoun	Director	April 17, 2018
Andre Zeitoun

/s/ ALEXANDRE ZYNGIER	Director	April 17, 2018
Alexandre Zyngier