Form 10-Q
period 2018-03-31
Applied Minerals, Inc.
filed 2018-05-22
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	X
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to ☒Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 22, 2018 was 164,138,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

FIRST QUARTER 2018 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2018
	(Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$72,167	$47,652
Accounts receivable	17,870	27,265
Deposits and prepaid expenses	149,602	205,922
Total Current Assets	239,639	280,839

Property and Equipment, net	2,479,247	2,802,391

Other Assets - Deposits	216,863	240,934

TOTAL ASSETS	$2,935,749	$3,324,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$970,580	$963,609
PIK Note interest accrual	318,464	57,334
Current portion of notes payable	118,252	212,134
Total Current Liabilities	1,407,296	1,233,077

Long-Term Liabilities
PIK Notes payable, net of $7,542,091 and $9,755,832 debt discount, respectively	35,520,026	33,244,605
PIK Note derivative	10,227,191	2,047,264
Total Long-Term Liabilities	45,747,217	35,291,869

TOTAL LIABILITIES	47,154,513	36,524,946

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	- 0 -	-0 -
Common stock, $0.001 par value, 400,000,000 shares authorized, 150,388,549 and 140,763,549 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	150,389	140,764
Additional paid-in capital	72,200,686	71,152,311
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(96,560,343)	(84,484,361)
Total Stockholders’ (Deficit)	(44,218,764)	(33,200,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,935,749	$3,324,164

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$45,647	$795,282

OPERATING EXPENSES:
Production costs	171,596	787,121
Exploration costs	55,951	243,270
General and administrative	1,199,046	986,628
Depreciation expense	323,144	330,785
Total Operating Expenses	1,749,737	2,347,804

Operating Loss	(1,704,090)	(1,552,522)

OTHER (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,542,051)	(2,073,194)
(Loss) gain on revaluation of PIK Note derivative	(8,179,927)	895,724
Other income, net	350,086	1,552
Total Other (Expense)	(10,371,892)	(1,175,918)

NET LOSS	$(12,075,982)	$(2,728,440)

Net Loss Per Share (Basic and Diluted)	$(0.08)	$(0.03)

Weighted Average Shares Outstanding (Basic and Diluted)	145,620,493	108,613,549

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2017	140,763,549	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(33,200,782)

Shares issued for consulting services	1,500,000	1,500	58,500	- 0 -	- 0 -	60,000

Shares issued in private placement	7,625,000	7,625	387,375	- 0 -	- 0 -	395,000

Shares issued for warrant exercise	500,000	500	19,500	- 0 -	- 0 -	20,000

Stock option compensation expense	- 0 -	- 0 -	583,000	- 0 -	- 0 -	583,000

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(12,075,982)	(12,075,982)

Balance, March 31, 2018	150,388,549	$150,389	$72,200,686	$(20,009,496)	$(96,560,343)	$(44,218,764)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(12,075,982)	$(2,728,440)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	323,144	330,785
Amortization of discount - PIK Notes	2,190,989	1,044,238
Amortization of deferred financing costs	22,751	1,875
Issuance of PIK Notes in payment of interest	61,681	762,458
Stock issued for director fees	- 0 -	65,862
Stock issued for consulting services	60,000	- 0 -
Stock based compensation expense	583,000	- 0 -
(Gain) loss on revaluation of PIK Note derivative	8,179,927	(895,724)
Change in operating assets and liabilities:
Accounts receivable	9,395	12,529
Other current receivables	- 0 -	16,339
Deposits and prepaids	80,391	142,251
Accounts payable and accrued liabilities	268,101	506,270
Net cash used in operating activities	(296,603)	(741,557)

Cash Flows From Investing Activities	- 0 -	- 0 -

Cash Flows From Financing Activities:
Payments on notes payable	(93,882)	(90,078)
Proceeds from sale of common stock	395,000	- 0 -
Proceeds from exercise of options or warrants	20,000	- 0 -
Net cash provided by (used in) financing activities	321,118	(90,078)

Net change in cash and cash equivalents	24,515	(831,635)

Cash and cash equivalents at beginning of period	47,652	1,049,880

Cash and cash equivalents at end of period	$72,167	$218,245

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,501	$1,527

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

NOTE 1– ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company currently sells its DRAGONITE product as functional additive for advanced molecular sieves, as a nucleating agent for injection molding applications and as a binder for ceramic applications. For a number of markets mentioned above, the Company is currently working with a number of customers, which are in the latter stages of commercializing new and existing products that will utilize DRAGONITE as a functional additive.

For the three months ended March 31, 2018, the largest customer during the period accounted for 47% of total revenue and amounts owed by the largest customer represented 0% of accounts receivable. For the three months ended March 31, 2017, the largest customer during the period accounted for 55% of total revenue and amounts owed by the largest customer represented 62% of accounts receivable.

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

There are no assurances that CMC will exercise its option to purchase 100% of the Metallic Rights.

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the three months ended March 31, 2018, the Company’s net loss was $12,075,982 and cash used in operating activities was $296,603. As of March 31, 2018, the Company had current assets of $239,639 and current liabilities of $1,407,296 of which $318,464 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $183,149 of accrued management bonus payable as determined by the Company’s Audit Committee, (ii) $118,252 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $158,700 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $156,200 of disputed accrued expenses for which the Company believes it has a statute of limitations defense.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through May 22, 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 22, 2019 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2017, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 17, 2018.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of May 22, 2018, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at March 31, 2018 and 2017.

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

Depreciation expense for the three months ended March 31, 2018 and 2017 totaled $323,144, and $330,785, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of March 31,2018 and 2017.

Revenue Recognition

Revenue includes sales of halloysite clay and iron oxide during 2017 and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on contractual arrangements with the Company’s customers.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its consolidated financial statements.  The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at December 31, 2017.  The Company adopted this guidance on January 1, 2018. For 2018, revenue is recognized when product transfers to the customer.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2017no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at March 31, 2018.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its consolidated financial statements.  The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at December 31, 2017.  The Company adopted this guidance on January 1, 2018.

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

NOTE 4– PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	March 31,	December 31,
	2018	2017
Land	$500,000	$500,000
Land improvements	171,122	171,122
Buildings	3,129,519	3,129,519
Mining equipment	1,784,115	1,784,115
Milling equipment	2,841,726	2,841,726
Laboratory equipment	607,716	607,716
Office equipment	70,529	70,529
Vehicles	150,810	150,810
	9,255,537	9,255,537
Less: Accumulated depreciation	(6,776,290)	(6,453,146)
Total	$2,479,247	$2,802,391

NOTE 5– FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820,Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1– Quoted prices in active markets for identical assets and liabilities;

●	Level 2– Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3– Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows at March 31, 2018:

	Fair value measurement using inputs

	Level 1	Level 2	Level 3

Financial instruments:
Series 2023 Note Derivative	$-0-	$-0-	$876,063
Series A Note Derivative	$-0-	$-0-	$9,351,128

The following table summarizes the activity during the three months ended March 31, 2018 and 2017 for financial instruments at fair value using Level 3:

Balance at December 31, 2017	$2,047,264	Balance at December 31, 2016	$2,176,552
Issuance of additional Series 2023 Notes	- 0 -	Issuance of additional Series 2023 Notes	2,647
Issuance of additional Series A Notes	- 0 -	Issuance of additional Series A Notes	- 0 -
Net unrealized loss included in operations	8,179,927	Net unrealized loss included in operations	(895,724)

Balance at March 31, 2018	$10,227,191	Balance at March 31, 2017	$1,283,475

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at March 31, 2018 and December 31, 2017 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was $12,157,385 and $11,395,208 at March 31, 2018 and December 31, 2017 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31,	December 31,
	2018	2017

Market price and estimated fair value of stock	$0.20	$0.05
Exercise price (1)	$0.59	$0.59
Term (years)	5.33	5.58
Dividend yield	-0-	-0-
Expected volatility	126.3%	115.3%
Risk-free interest rate	2.58%	2.24%

(1) Exercise price is reflective of amended Series 2023 Notes issued in December 2017 as discussed in Note 8.

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	March 31,	December 31,
	2018	2017

Market price and estimated fair value of stock	$0.20	$0.05
Exercise price (1)	$0.40	$0.40
Term (years)	5.33	5.58
Dividend yield	-0-	-0-
Expected volatility	126.3%	115.3%
Risk-free interest rate	2.58%	2.24%

 (1) Exercise price is reflective of amended Series A Notes issued in December 2017 as discussed in Note 7.

NOTE 6 - NOTES AND LEASES PAYABLE

Notes payable at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Note payable for equipment, payable $1,339 monthly, including interest (a)	$9,210	$13,073
Note payable to insurance companies, payable $5,045 - $17,959 monthly, (b) and (c)	109,042	199,061
	118,252	212,134
Less: Current Portion	(118,252)	(212,134)
Notes Payable, Long-Term Portion	$ - 0 -	$ - 0 -

(a)

On October 31, 2014, the Company purchased mining equipment for $65,120 by paying deposit and issuing a note in the amount of $57,900 with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

(b)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, payable in monthly installments, including interest ranging from 2.6% - 4.15%
(c)	The Company signed a note payable with an insurance company dated October 17, 2017 for liability insurance, payable in monthly installments, including interest ranging from 3.1% - 5.78%

 During the three months ended March 31, 2018 and 2017, the Company's interest payments totaled $5,501 and $1,527, respectively.

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

Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of March 31, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,152,402	$26,909,716	$43,062,118
Less: Discount	(1,493,895)	(5,555,254)	(7,049,149)
Less: Deferred Financing Cost	(211,518)	(281,425)	(492,943)
PIK Note Payable, Net	$14,446,989	$21,073,037	$35,520,026

PIK Note Derivative Liability	$876,063	$9,351,128	$10,227,191

 As of December 31, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,090,721	$26,909,716	$43,000,437
Less: Discount	(1,538,299)	(7,701,839)	(9,240,138)
Less: Deferred Financing Cost	(221,280)	(294,414)	(515,694)
PIK Note Payable, Net	$14,331,142	$18,913,463	$33,244,605

PIK Note Derivative Liability	$163,634	$1,883,630	$2,047,264

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

At March 31, 2018, the fair value of the Series A Note Derivative was estimated to be $9,351,128. During the three months ended March 31, 2018, the Company amortized $2,159,514 of debt discount and deferred financing cost relating to the Series A Notes Payable. The carrying value of the Series A Notes Payable as of March 31, 2018 was $21,073,037.

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

As of March 31, 2018, the Company was in compliance with the covenants of the Series A Notes.

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

At March 31, 2018, the fair value of the Series 2023 Note Derivative was estimated to be $876,063, which includes the value of the derivative related to additional PIK Notes issued in February 2018. During the three months ended March 31, 2018, the Company amortized $54,166 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $61,681 in lieu of cash interest payments, increasing the Series 2023 Notes Payable carrying value to $14,446,989 as of March 31, 2018.

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

As of March 31, 2018, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

Common Stock

On December 7,2017, stockholders of the Company approved to increase the authorized shares of common stock from 250,000,000 to 400,000,000 shares, $0.001 par value per share. At March 31, 2018 and December 31, 2017, 150,388,549 and 140,763,549 shares were issued and outstanding, respectively.

2018

During the three months ended March 31, 2018 the Company (i) issued 1,500,000 shares of common stock at a price of $0.04 per share to a consultant for investor relation services to be performed, (ii) sold 3,625,000 shares of common stock at a price of $0.04 per share, (iii) sold 3,000,000 shares of common stock at a price of $0.05 per share, (iv) sold 1,000,000 shares of common stock at a price of $0.10 per share and (iii) sold 500,000 shares of common stock at a price of $0.04 per share upon the exercise of a warrant to purchase shares of common stock.

2017

During 2017, the Company issued: (i) 250,000 shares of common stock, at a price of $0.36 per share, to directors; (ii) 26,500,000 units, (one unit consisting of one share of common stock and one warrant to purchase 0.25 shares of common stock at a price of $0.04 per unit; (iii) 2,275,000 units, at a price of $0.04 per unit, as payment for fees associated with a private placement of stock and (iv) 3,1250,000 shares of common stock, at a price of $0.04 per share, upon the exercise of warrants to purchase common stock.

NOTE 9– OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the three months ended 2018:

	Shares Issuable upon exercise of
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2018	18,813,373	$0.14
Issued	---	--
Exercised	(500,000)	$0.04
Forfeited	--	--
Outstanding at March 31, 2018	18,313,373	$0.14

A summary of the status of the warrants outstanding and exercisable at March 31, 2018 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	3.1	$1.15
$0.25	3,283,283	3.2	$0.25
$0.04	3,568,750	4.5	$0.04
$0.10	11,000,000	4.7	$0.10
	18,313,373	4.4	$0.14

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

On December 14, 2017, the Board of Directors approved the 2017 Incentive Plan (“2017 IP”). Forty million (40,000,000) shares of Common Stock are subject to the 2017 IP.

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

The significant assumptions relating to the valuation of the Company's options issued during the three months ended March 31, 2018 were as follows on a weighted average basis:

Dividend Yield		0%
Expected Life (in years)	2.90	–	2.92
Expected Volatility	163.19%	–	163.46%
Risk Free Interest Rate		2.38%

A summary of the status and changes of the options granted under stock option plans and other agreements during the three months ended March 31, 2018:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2017	57,057,768	$0.36
Granted	3,000,000	$0.12
Exercised	--	--
Forfeited	(232,645)	1.36
Outstanding at March 31, 2018	59,825,123	$0.35

During the three months ended March 31, 2018, the Company granted 3,000,000 options to purchase the Company’s common stock with a weighted average exercise price of $0.12. The options vest monthly through January, 2019.

A summary of the status of the options outstanding at March 31, 2018 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

34,475,000	9.70	$0.06	22,808,336	$0.06
545,289	9.73	$0.075	211,955	$0.075
3,000,000	4.86	$0.12	249,999	$0.12
500,000	3.38	$0.16	500,000	$0.16
81,395	5.89	$0.21	81,395	$0.21
100,000	2.47	$0.22	100,000	$0.22
1,066,155	3.12	$0.24	1,066,155	$0.24
2,087,500	4.54	$0.25	2,087,500	$0.25
35,595	5.04	$0.27	35,595	$0.27
474,815	6.11	$0.28	474,815	$0.28
234,506	4.89	$0.285	234,506	$0.285
81,522	2.81	$0.30	81,522	$0.30
200,000	6.88	$0.66	200,000	$0.66
150,000	6.86	$0.68	150,000	$0.68
7,233,277	0.75	$0.70	7,233,277	$0.70
488,356	7.13	$0.73	371,666	$0.73
3,104,653	3.90	$0.83	3,104,653	$0.83
975,000	6.20	$0.84	975,000	$0.84
300,000	5.39	$1.10	300,000	$1.10
300,000	5.24	$1.15	300,000	$1.15
115,000	2.99	$1.35	115,000	$1.35
300,000	4.15	$1.55	300,000	$1.55
3,077,060	4.64	$1.66	3,077,060	$1.66
900,000	3.39	$1.90	900,000	$1.90
59,825,123	7.11	$0.35	44,958,434	$0.44

On December 14, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on December 13, 2027. At December 31, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on February 1, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At March 31, 2018, the achievement of the performance targets was not deemed probable.

Compensation expense of $583,000 has been recognized for the vested options for the three months ended March 31, 2018. The aggregate intrinsic value of the outstanding options at March 31, 2018 was $5,154,661. At March 31, 2018, (i) $600,173 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.78 years on a weighted average basis; and (ii) $354,750 of unamortized compensation expense for performance-based unvested options will be recognized as the achievement of the performance targets becomes probable.

NOTE 10 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At March 31, 2018, the weighted average shares outstanding excluded options to purchase 59,825,123 shares of common stock of the Company, warrants to purchase 18,313,373 shares of common stock of the Company and 94,651,255, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At March 31, 2017, the weighted average shares outstanding excluded options to purchase 20,540,769 shares of common stock of the Company, warrants to purchase 3,744,623 shares of common stock of the Company and 40,677,826 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Office Lease

On January 1, 2017, the Company moved its headquarters to a temporary location. The Company paid a monthly rent of $6,000 through March 31, 2017 for the temporary office. On April 1, 2017, the Company entered into a 5-year lease agreement for permanent office space. At March 31, 2018, the Company’s total monthly office rental payments, due through March 31, 2022, was $449,880. As March 31, 2018, monthly office rental payments due through March 31, 2019 total $107,532, monthly office rental payments due for the period from April 1, 2019 through March 31, 2021 total $224,844 and monthly office rental payments due for the period from April 1, 2021 through March 31, 2022 total $117,504.

NOTE 12 – SUBSEQUENT EVENTS

On April 24, 2018 the Company sold 13,750,000 shares of common stock at $0.04 per share to seven investors in a private transactions.

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

The Company currently sells its DRAGONITE product as functional additive for advanced molecular sieves, as a nucleating agent for injection molding applications and as a binder for ceramic applications. For a number of markets mentioned above, the Company is currently working with a number of customers, which are in the latter stages of commercializing new and existing products that will utilize DRAGONITE as a functional additive.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2017. There have been no material changes in our critical accounting policies and estimates during the three-month period ended March 31, 2018 compared to the disclosures on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its consolidated financial statements.  The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at December 31, 2017.  The Company adopted this guidance on January 1, 2018.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” amended guidance which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new guidance is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance was adopted on January 1, 2018. Management does not expect to have the adoption of ASU 2016-15 to have an impact on its statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance was adopted on January 1, 2018.

Not Yet Adopted

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,
	2018	2017	Variance

REVENUES	$45,647	$795,282	(749,635)	(94%)

OPERATING EXPENSES:
Production costs	171,596	787,121	(615,525)	(78%)
Exploration costs	55,951	243,270	(187,319)	(77%)
General and administrative	1,199,046	986,628	212,418	22%
Depreciation expense	323,144	330,785	(7,641)	(2%)
Total Operating Expenses	1,749,737	2,347,804	(598,067)	(26%)

Operating Loss	(1,704,090)	(1,552,522)	(151,568)	10%

OTHER (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,542,051)	(2,073,194)	(468,857)	23%
(Loss) gain on revaluation of PIK Note derivative	(8,179,927)	895,724	(9,075,651)	(1,013%)
Other income, net	350,086	1,552	348,534	22,457%

Total Other Expense	(10,371,892)	(1,175,918)	(9,195,974)	782%

NET LOSS	$(12,075,982)	$(2,728,440)	$(9,347,542)	343%

Revenue for the three months ended March 31, 2018 totaled $45,647, compared to $795,282 for the same period in 2017, a decrease of $749,635 or 94%. Sales of DRAGONITE during the three months ended March 31, 2018 totaled $45,647, a decline of $73,291 or 62% when compared to the same period in 2017. Sales of AMIRON during the three months ended March 31, 2018 totaled $0, a decline of $676,344 when compared to the same period in 2017.

The decrease in total sales was driven primarily by the absence of sales of AMIRON to one customer during the three months ended March 31, 2018. In December, 2015 the Company entered into an agreement to supply one customer its AMIRON iron oxide for use as a catalyst. The agreement required the Company to deliver $5 million of AMIRON to the customer through June, 2017. During the three months ended March 31, 2018, the Company sold no AMIRON to the above-referenced customer compared to $676,344 of AMIRON sold to the customer during the same period in 2017.

The $73,291 decrease in sales of DRAGONITE during the three months ended March 31, 2018 was driven primarily by a $57,200 decrease in the sale of DRAGONITE to a manufacturer of specialty molecular sieves and a $41,900 decrease in the sale of DRAGONITE to customer for use as a nucleating agent, all partially offset by the sale of $11,000 of DRAGONITE to a new customer for use in the development of a catalyst and the sale of $6,000 of DRAGONITE to a distributor of research materials, which did not occur during the same period in 2017.

Total operating expenses for the three months ended March 31, 2018 were $1,749,737 compared to $2,347,804 of operating expenses incurred during the same period in 2017, a decrease of $598,067 or 26%. The decrease in operating expense, when compared to the same period in 2017, was driven primarily by a decline in production costs of $615,525 or 78% and a decline in exploration costs of $186,756 or 77% partially offset by an increase in general and administrative expense of $212,418 or 22%.

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

Production costs incurred during the three months ended March 31, 2018 totaled $171,956 compared to $787,121 of production costs incurred during the same period in 2018. The decrease of $615,525 was driven primarily by a general decline in production activity at the mine during the three months ended March 31, 2018 compared to the same period in 2017. The decline in production activity during the current period was driven primarily by the fulfillment, in June, 2017, of an agreement entered into by the Company to supply a customer with $5.0 million of AMIRON. The larger components of the decline in production costs included an 85% decline in wage expense of $307,393, a 98% decline in equipment repair and maintenance expense of $70,273, a 100% decline in mining materials costs of $61,838 and a 96% decline in propane costs of $56,288.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended March 31, 2018 were $55,951 compared to $243,270 of incurred during the same period in 2017, a decrease of $187,319 or 77%. The decrease was driven primarily a reduction in general activity at the Dragon Mine property.

General and administrative expenses incurred during the three months ended March 31, 2018 totaled $1,199,046 compared to $986,628 of expense incurred during the same period in 2017, an increase of $212,418 or 22%. The Company’s selling and administrative expenses are associated primarily with its New York operations.

The largest component of the Company’s general and administrative expense is compensation expense of personnel at its New York location.  Wages and related taxes paid during the three months ended March 31, 2018 totaled $327,356, a decrease of $57,762 or 15% when compared to the same period in 2018. The decrease in wages and related expense was due primarily to a reduction in bonus paid to the Company’s CEO and the elimination of a position at the Company’s New York office.

Travel and related expense incurred during the three months ended March 31, 2018 totaled $16,080, a decline of $31,458 or 66% compared to the same period in 2017. The decline was due primarily to the Company’s decision to focus its travel and related spending more narrowly on those customers and prospective customers who are relatively far along the path to commercialization of products using its products.

Expenses incurred for due and subscriptions during the three months ended March 31, 2018 totaled $4,736, a decline of $19,501 or 81% compared to the same period in 2017. The decline was due primarily to the expiration of certain subscriptions.

Shareholder expenses totaled $13,095 during the three months ended March 31, 2018, a decline of $19,194 or 59% compared to the same period in 2017. The decline was due primarily to a reduction in costs related to the Company investor relation activities.

Utility expense incurred during the three months ended March 31, 2018 totaled $2,239, a decline of $16,582 or 88% compared to the same period in 2017. The decline was driven primarily by the reduction in certain telecom-related expenses. .

The above reductions in certain general and administrative expenses were more than offset by (i) a $310,263 increase or 114% increase in equity-based compensation expense for employees, directors and consultants incurred during the three months ended March 31, 2018 compared to the same period in 2017, (ii) a $20,553 increase on other general and administrative expense related primarily to the write-off of rent deposit paid in 2017 and (iii) a $16,854 or 89% increase in rent expense incurred during the three months ended March 31, 2018 when compared to the same period in 2017 due primarily to an increase in monthly rent expense.

Operating loss incurred during the three months ended March 31, 2018 was $1,704,090 a decrease of $151,658 or 10% when compared to the same period in 2017. The increase in operating loss during the quarter was due to a 94% decrease in revenue and a 22% increase in general and administrative expense, partially offset by a 78% decrease in production expense and a 77% decrease in exploration expense.

Net Loss for the three-month period ending March 31, 2018 was $12,075,982 an increase of $9,347,542 or 343% compared to the same period in 2017. The increase in net loss was due primarily to the $9,195,974 increase in total other expense. The decline in total other expense during the period was driven primarily by a $9,075,651 or 1,013% decline in gain on the revaluation of the PIK Note derivative liability and a $468,857 or 23% increase in PIK Note interest expense. The decline in the gain on the revaluation of the PIK Note derivative liability was due to the increase in the market price of the Company’s common stock during the three months ended March 31, 2018. The increase in interest expense was due to a higher PIK Note balance during the period when compared to the same period in 2016. These increases in other expense were partially offset by a $348,534 or 225% increase in other income due primarily to a $350,000 fee paid to the Company in exchange for leasing certain mineral exploration rights at its Dragon Mine property.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the three months ended March 31, 2018, the Company’s net loss was $12,075,982 and cash used in operating activities was $296,603. As of March 31, 2018, the Company had current assets of $239,639 and current liabilities of $1,407,295 of which $318,464 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $183,149 of accrued management bonus payable as determined by the Company’s Audit Committee, (ii) $118,252 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $158,700 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $156,200 of disputed accrued expenses for which the Company believes it has a statute of limitations defense.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through May 22, 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 22, 2019 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Cash used in operating activities during the three months ended March 31, 2018 was $296,603 compared to $741,557 during the same period in 2017, a decline of $444,954 or 60%. Cash used in operating activities during 2017 before adjusting for changes in operating assets and liabilities was $654,489, $764,457 less than the comparable period in 2017.

Cash provided by investing activities during the three months ended March 31, 2018 was $0 compared to $0 during the same period in 2017.

Cash provided by financing activities during the three months ended March 31, 2018 was $321,118 compared to $90,078 of cash used during the same period in 2017. The $411,196 increase in cash generated during the period was due primarily to $395,000 of proceeds generated from the sale of common stock of the Company and $20,000 of proceeds from the exercise of warrants to purchase shares of common stock of the Company.

Total assets at March 31, 2018 were $2,935,749 compared to $3,324,164 at December 31, 2017, a decrease of $388,415 due primarily to the depreciation of the book value of the Company’s property and equipment. Total liabilities were $47,154,543 at March 31, 2018, compared to $36,524,946 at December 31, 2017. The increase in total liabilities was due primarily to a $8,179,927 increase in the balance of the PIK Note derivative liability, a $2,275,421 increase in the PIK Note balance and a $261,130 increase in the PIK Note interest accrual.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of March 31, 2018 that requires us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$449,880	$107,532	$224,844	$117,504	$	- 0 -

Total	$449,880	$107,532	$224,844	$117,504	$	- 0 -

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

Management has identified the following material weaknesses, which have caused management to conclude that as of March 31, 2018, our internal controls over financial reporting were not effective at the reasonable assurance level:

*	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel; and
*	We lack a sufficient process for periodic financial reporting and review of financial reports and statements.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, the management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of the date of this report, there is no pending or threatened litigation. We may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, could have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2017 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January, 2018 the Company issued 1,500,000 shares of common stock to a consultant at a price of $0.04 per share.

During February, 2018 the Company sold 3,625,000 shares of common stock at a price of $0.04 per share. The proceeds from the sale were used to fund working capital.

During March, 2018 the Company sold 3,000,000 shares of common stock at a price of $0.05 per share. The proceeds from the sale were used to fund working capital.

During March, 2018 the Company sold 1,0000,000 shares of common stock at a price of $0.10 per share. The proceeds from the sale were used to fund working capital.

During March a shareholder exercised warrants to purchase 500,000 shares of stock at $0.04 per share. The proceeds from the exercise of the warrants were used to fund working capital.

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

APPLIED MINERALS, INC.

Dated: May 22, 2018	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 22, 2018	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer