Form 10-K/A
period 2017-12-31
Applied Minerals, Inc.
filed 2018-08-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1

to

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

EXPLANATION OF AMENDMENT NO. 1.

The registrant is amending the Annual Report on Form 10-K for the year ended December 31, 2017 in response to an SEC comment letter. In response to that comment letter, the registrant is (i) deleting information about resource studies that do not qualify as final bankable feasibility study under the SEC’s Industry Guide 7, (ii) indicating that the Company has no plans for further exploration on the Dragon Mine property in the next year, and (iii) disclosing in the section “The Sales Process” that prices for its products are negotiated and that there is no established market prices for its products in the markets into which the Company is selling. This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the Company's other filings with Securities and Exchange Commission (SEC) subsequent to the original filing, together with any amendments to those filings.”

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

Halloysite

Our halloysite clay, which we market under the DRAGONITE™ trade name, is an aluminosilicate mineral with a hollow tubular shape. DRAGONITE can utilize halloysite’s shape, high surface area, and reactivity to add significant functionality to a number of applications.  The Company sells halloysite at negotiated prices and there is no established market for the sale of DRAGONITE™ for the applications for which the Company is selling halloysite.

Iron Oxide

Our iron oxide, which we market under the AMIRON™ trade name, is a high purity product. We have sold it to one customer at a negotiated price for use as an absorbent for hydrogen sulfide gas contained in natural gas and we are continuing to offer AMIRON to that customer. The Company is not aware of an established market price in that market. Otherwise, we are not selling AMIRON™ to customers on a continuing basis.

Sales

In 2017, we recorded revenues of $2,444,677, of which $1,011,654 was related to sales of DRAGONITE to 13 customers and $1,433,023 was related to sales of AMIRON to one customer.

Development/Exploration Activities

In 2017 and 2016, the Company spent $508,861 and $981,045, respectively, on exploration and development.  The Company does not expect to perform any exploration or development activities in the next year.

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

We have a mineral processing plant with a capacity of up to 45,000 tons of mineralization per annum for certain applications.  That plant is dedicated to processing its halloysite.

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to processing its halloysite.  Such facility can process halloysite using a dry-based, micronizing system. This dry-based system does not eliminate impurities such as iron oxide as effectively as wet processing but is useful in situations where wet processing in not necessary.

The Company also has a crusher that can be used to crush iron oxide.  Crushing (as opposed to pulverizing, which is the processing method used for halloysite) will be sufficient for any sales that the Company deems reasonably possible to materialize in the foreseeable future.

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

The Company acquired the Dragon Mine primarily to exploit the mine’s halloysite mineralization. At the time that the Dragon Mine was acquired, it was assumed that the iron oxide mineralization would be useful only for steelmaking. Given historical price conditions and our method of mining (underground), sales of iron oxide for steelmaking would often not be economic and at best would yield marginal or low profits.  In November, 2015, the Company entered into an agreement to supply a customer its AMIRON iron oxide on an exclusive basis for a period of five years. The exclusivity provision is limited to the specialized catalyst application of the Customer and enables Applied Minerals to sell its iron oxide products for use in other technical applications that are not competitive with the Customer's intended field of use. An initial purchase order of $5.0 million of AMIRON products has been received and is to be delivered over the course of 18 months with deliveries commencing on December 1, 2015. Upon expiration of the initial 5-year term, the Customer has an option to extend the exclusive supply agreement for an additional 5 years by issuing an $8.0 million purchase order to be delivered over the course of the subsequent twenty-four months. In June, 2017, the Company fulfilled the $5.0 million purchase order. The Company is marketing its iron oxide only to that customer.

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

The second type is comprised of a mix of kaolinite, illite-smectite, and halloysite clays.  Mixed clays are not used in our DRAGONITE products.

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

One type of mineralization in the Western Area is clay. It is comprised primarily of a mix of kaolinite, illite-smectite, and halloysite clays. The Western Mine clays are not used in our DRAGONITE products.

The other type of mineralization is iron bearing.  The Western Area contains goethite and hematite.

The Western Mine clays are not used in our DRAGONITE products.

Surface Piles

There are five surface piles that were created during the mining of halloysite clay between 1949 and 1976 when the Dragon Mine’s halloysite resource was mined and sold for use as a petroleum cracking catalyst.  Any clay that contained more than a minimal threshold amount (~ 2%) of iron oxide was not usable for petroleum cracking and was discarded into one of five surface piles.  The waste pile clays are not used in DRAGONITE products.

In addition to the surface pile material described above, there is a surface pile of approximately 20,000 tons of mined iron oxide on the surface of the Dragon Mine property.

Development/Exploration Activities

In 2017 and 2016, the Company spent $508,861 and $981,045, respectively, on exploration and development.  The Company does not expect to perform any exploration or development activities in the next year.

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

We have a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. Currently, this facility is dedicated to processing our halloysite mineralizaton. Typically, the processing involves a preliminary step of crushing the iron oxide in a crusher and a further step of pulverizing the iron oxide in our Hosokawa Alpine table roller mill. Depending on the customer’s specifications, if we need to only process the iron oxide through the preliminary step of crushing, our production capacity would be significantly greater than 45,000 tons per annum.

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to its halloysite mineralization.  Such facility can “dry process” halloysite using a micronizing system.  Dry processing does not eliminate impurities such as iron oxide as effectively as wet processing but is useful in situations where wet processing in not necessary.

The Company also has a crusher that can be used to crush iron oxide.  Crushing (as opposed to pulverizing, which is the processing used for halloysite) will be sufficient for any sales that the Company deems reasonably possible to materialize in the foreseeable future. The table roller mill had previously been available for processing. If pulverization is required, the Company would either buy or rent equipment or use a third party processor.

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

AMIRON

In 2017, we sold $1,365,816 of iron oxide to one customer. As of the date of this report, the Company is not selling iron oxide on a continuing basis to customers, but is offering iron oxide to the customer who purchased in 2017.

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

AMIRON

The AMIRON line of natural iron oxide-based products can be used in technical application markets.

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

THE SALES PROCESS

It is important to understand that the price of halloysite in sales by the Company is negotiated.  There are differences in halloysite mined from different deposits and differences in the amount and type of other material included in the halloysite materials that is sold.  Such differences mean that there are differences in usability and functionality of the halloysite product.   The Company is marketing its halloysite product as relatively free of other materials and with characteristics and functionality that lend themselves to advanced applications.  There is no established market for halloysite product for such applications and hence no established market price.  Marketing for new applications is difficult.  Another producer sells halloysite for traditional applications such as for use in fine china, but does not market halloysite for advance applications.  That halloysite producer sells halloysite for prices much less than the prices at which the Company is selling halloysite.  Another producer sells halloysite for use in catalysts but such catalysts do not need the functionality supplied the Company’s halloysite and such halloysite is not competitive with the Company’s halloysite for uses demanding the functionality of the Company’s halloysite. That producer sells its halloysite product at a fraction of the prices the Company negotiates for its halloysite

The Company sold iron oxide only in one transaction for a specialty catalyst applications for $5 million.  That transaction was privately negotiated and the pricing took into account the large size of the transaction.  The Company is currently attempting to sell iron oxide only to that customer in a privately negotiated transaction that would reflect the size of the transaction. The Company is not aware of an established market price in that market.

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

Processing Facilities at Dragon Mine; Plant and Equipment

The Company has two dry-process facilities at its Dragon Mine property for processing halloysite.  It has a capacity of up to 45,000 ton per year for certain types of processing and includes a Hosokawa Alpine mill. The other facility is dedicated to dry processing of halloysite clay mineralization and has an annual capacity of up to 10,000 tons per year.  Iron oxide is crushed using a crusher. If pulverizing is necessary, the Company will buy or rent equipment or use a third party processor.

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

OVERVIEW

Applied Minerals, Inc. is a leading global producer of DRAGONITE halloysite clay. We are a vertically integrated operation focused on developing grades of DRAGONITE and AMIRON that can be utilized for both traditional and advanced end-market applications. We have mineral production capacity of up to approximately 55,000 tons per year. See “ITEM 1. BUSINESS” for further details regarding both our business strategy.

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

Key attributes, experience and skills: Mr. Zeitoun has over 17 years experience identifying, allocating capital to, and taking an active role in corporate situations requiring a balance sheet recapitalization and/or operational restructuring. Since January 2009, Mr. Zeitoun has spearheaded effort to stabilize the Company’s balance sheet, raise critically needed capital, engage industry-leading consultants to quantify and characterize the Company’s Dragon Mine mineralization, increase processing capabilities, establish a marketing infrastructure, and lead the marketing effort. During his time as President and Chief Executive Officer of Applied Minerals, Inc., Mr. Zeitoun has developed a level of expertise in the area of the commercialization of halloysite and iron oxide applications.

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

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	Short Term Incentive Plan	(8)
10.6	Form of Stock Grant	(9)
10.9	Form of warrant issued in June, 2016 offering	(12)
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	(10)
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	(11)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	(12)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	(13)
*
95	Mine Safety Disclosure	(14)

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

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 3-, 2016
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(4)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(5)	Incorporated by reference to Exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(6)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(8)	Incorporated by reference to Exhibit 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(9)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on June 28, 2016
(10)	Filed as Exhibit 31.1 to the Annual Report on Form 10-K filed on April 17, 2018
(11)	Filed as Exhibit 31.2 to the Annual Report on Form 10-K filed on April 17, 2018
(12)	Filed as Exhibit 32.1 to the Annual Report on Form 10-K filed on April 17, 2018
(13)	Filed as Exhibit 32.1 to the Annual Report on Form 10-K filed on April 17, 2018
(14)	Filed as Exhibit 95 to the Annual Report on Form 10-K filed on April 17, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amented report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2018

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BETZ	Director	August 13, 2018
Robert Betz

/s/ MARIO CONCHA	Director	August 13, 2018
Mario Concha

/s/ JOHN LEVY	Director	August 13, 2018
John F. Levy

/s/ ALI ZAMANI	Director	August 13, 2018
Ali Zamani

/s/ ANDRE Zeitoun	Director	August 13, 2018
Andre Zeitoun

/s/ ALEXANDRE ZYNGIER	Director	August 13, 2018
Alexandre Zyngier