Form 10-Q
period 2018-06-30
Applied Minerals, Inc.
filed 2018-08-20
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to ☒Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 20, 2018 was 175,513,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

SECOND QUARTER 2018 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$441,249	$47,652
Accounts receivable	4,492	27,265
Deposits and prepaid expenses	90,953	205,922
Total Current Assets	536,694	280,839

Property and Equipment, net	2,157,429	2,802,391

Other Assets - Deposits	253,176	240,934

TOTAL ASSETS	$2,947,299	$3,324,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$797,724	$963,609
PIK Note interest accrual	338,741	57,334
Current portion of notes payable	66,415	212,134
Total Current Liabilities	1,202,880	1,233,077

Long-Term Liabilities
PIK Notes payable, net of debt discount of $6,941,703 at June 30, 2018 and $9,755,832 at December 31, 2017, respectively	35,955,200	33,244,605
PIK Note derivative liability	8,748,518	2,047,264
Deferred Rent	7,286	0
Total Long-Term Liabilities	44,711,004	35,291,869

TOTAL LIABILITIES	45,913,884	36,524,946

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	- 0 -	-0 -
Common stock, $0.001 par value, 400,000,000 shares authorized, 173,638,549 and 140,763,549 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	173,639	140,764
Additional paid-in capital	73,748,653	71,152,311
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(96,879,381)	(84,484,361)
Total Stockholders’ (Deficit)	(42,966,585)	(33,200,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,947,299	$3,324,164

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$92,438	$1,357,413	$138,085	$2,152,695

OPERATING EXPENSES:
Production costs	184,875	827,413	356,461	1,712,294
Exploration costs	55,132	111,949	111,093	257,459
General and administrative	875,909	486,810	2,074,955	1,473,438
Depreciation expense	321,818	328,980	644,962	659,765
Total Operating Expenses	1,437,734	1,755,152	3,187,471	4,102,956

Operating Loss	(1,345,296)	(397,739)	(3,049,386)	(1,950,261)

OTHER (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(578,904)	(2,242,956)	(3,120,955)	(4,316,150)
(Loss) gain on revaluation of PIK Note derivative	1,601,423	741,117	(6,578,504)	1,636,841
Other income, net	3,738	24,132	353,824	25,684
Total Other (Expense)	1,026,257	(1,477,707)	(9,345,635)	(2,653,625)

NET LOSS	$(319,039)	$(1,875,446)	$(12,395,021)	$(4,603,886)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.02)	$(0.08)	$(0.04)

Weighted Average Shares Outstanding (Basic and Diluted)	161,874,813	108,715,747	153,860,925	108,664,930

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2017	140,763,549	$140,764	$71,152,311	$(20,009,496)	$(84,484,360)	$(33,200,781)

Shares issued for consulting services	1,500,000	1,500	58,500	- 0 -	- 0 -	60,000

Shares and warrants issued in private placements	29,375,000	29,375	1,555,625	- 0 -	- 0 -	1,585,000

Shares issued for warrant exercise	2,000,000	2,000	78,000	- 0 -	- 0 -	80,000

Stock option compensation expense	- 0 -	- 0 -	904,217	- 0 -	- 0 -	904,217

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(12,395,021)	(12,395,021)

Balance, June 30, 2018	173,638,549	$173,639	$73,748,653	$(20,009,496)	$(96,879,381)	$(42,966,585)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(12,395,021)	$(4,603,886)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	644,962	659,765
Amortization of discount - PIK Notes	2,298,435	2,302,092
Amortization of deferred financing costs	45,502	3,750
Non-cash interest on PIK Notes	770,815	2,007,329
Stock issued for director fees	- 0 -	9,000
Stock issued for consulting services	60,000	- 0 -
Stock based compensation expense	904,217	113,811
(Gain) loss on revaluation of PIK Note derivative	6,578,504	(1,636,841)
Other	-0-	1,000
Change in operating assets and liabilities:
Accounts receivable	22,773	263,446
Other current receivables	- 0 -	16,801
Deposits and prepaids	102,727	217,957
Accounts payable and accrued liabilities	(158,600)	162,468
Net cash used in operating activities	(1,125,686)	(483,308)

Cash Flows From Investing Activities
Purchases of property and equipment	-0-	(41,323)
Net cash used in investing activities	-0-	(41,323)

Cash Flows From Financing Activities:
Payments on notes payable	(145,717)	(163,156)
Proceeds from sale of common stock	1,585,000	- 0 -
Proceeds from exercise of options or warrants	80,000	- 0 -
Net cash provided by (used in) financing activities	1,519,283	(163,156)

Net change in cash and cash equivalents	393,597	(687,787)

Cash and cash equivalents at beginning of period	47,652	1,049,880

Cash and cash equivalents at end of period	$441,249	$362,093

Supplemental disclosure of cash flow information:

Cash paid for interest	$6,206	$2,743

Supplemental disclosure of noncash financing activity:
Accrued PIK interest paid through issuance of PIK Notes	366,658	$1,967,131

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

NOTE 1– ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTCQB: AMNL) owns the Dragon Mine in central Utah. From the mine we extract, process, or have processed by a third party, halloysite clay and iron oxide for sale to a range of end markets. We market the minerals directly and through distributors and also under a profit-sharing arrangement with the Kaolin business unit of BASF Corp. (“BASF”).

We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and BASF to process and enhance our halloysite clay products to improve the performance of existing and new products.

Our halloysite clay, which we market under the DRAGONITE™ trade name, is an aluminosilicate mineral with a hollow tubular shape. DRAGONITE can utilize halloysite’s morphology, high surface area, and reactivity to add significant functionality to a number of applications such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, catalysts, controlled release carriers for paints and coatings, strength reinforcement additives for cement, concrete, mortars and grouts, advanced ceramics, rheology additives for drilling fluids, environmental remediation media, and carriers of agricultural agents.  The Company sells its halloysite products at negotiated prices.

Our iron oxide, which we market under the AMIRON™ trade name, is a high purity product. We have sold it on an exclusive basis to one customer at a negotiated price for use in an oilfield application and we are continuing to offer AMIRON to that customer on an exclusive basis.  Currently, we are not selling AMIRON™ to customers on a continuing basis for use in any other application.

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

In 2017, we entered into a tolling agreement with BASF under which BASF will process the Company’s halloysite product, utilizing a water-based system. The BASF system is capable of eliminating impurities, such as iron oxide, and chemically treating the surface of halloysite to achieve desired functionality.

We have a mineral processing plant with a capacity of up to 45,000 tons of mineralization per annum for certain applications.  The plant is currently dedicated to processing its halloysite products.

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum. This smaller plant is currently dedicated to processing the Company’s halloysite.  This smaller plant processes halloysite using a dry-based, micronizing system. This dry-based system does not eliminate impurities, such as iron oxide, as effectively as a water-based system but is useful in situations where the removal of impurities is not necessary.

For the foreseeable future, the Company expects to utilize a commercial-sized crusher to process its iron oxide to satisfy any sales of its AMIRON product.

For the six months ended June 30, 2018, the Company’s two largest customers accounted for approximately 63% of total revenue and at June 30, 2018 amounts owed by the Company’s two largest customers represented 0% of accounts receivable.

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

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2018, the Company’s net loss was $12,395,021 and cash used in operating activities was $1,125,686. As of June 30, 2018, the Company had current assets of $536,694 and current liabilities of $1,202,880 of which $338,741 was accrued PIK Note interest likely to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $63,537 of accrued management bonus payable as determined by the Company’s Audit Committee, (ii) $59,810 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $159,310 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $156,200 of disputed accrued expenses for which the Company believes it has a statute of limitations defense.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through August 20, 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 20, 2019 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

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

In the opinion of management, these interim unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2017, included in the Annual Report of Applied Minerals, Inc. on Form 10-K/A filed with the SEC on August 14, 2018.

The accompanying interim unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. The Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents, which sometimes exceed federally insured limits with major financial institutions located in the United States with a high credit rating.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at June 30, 2018 and December 31, 2017.

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

Depreciation expense for the three months ended June 30, 2018 and 2017 totaled $321,818, and $328,980, respectively, and for the six months ended June 30, 2018 and 2017 totaled $644,962 and $659,765, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of June 30,2018 and 2017.

Revenue Recognition

Revenue includes sales of halloysite clay and iron oxide during 2017 and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on negotiated contractual arrangements with the Company’s customers.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its consolidated financial statements.  The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at December 31, 2017.  The Company adopted this guidance on January 1, 2018. For 2018, revenue is recognized when control over the product transfers to the customer.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at June 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02 (“Topic 842”) new accounting guidance for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, including operating leases, the Company will be required to recognize on its balance sheet a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. The guidance is effective for the Company beginning January 1, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 4– PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	March 31,	December 31,
	2018	2017
Land	$500,000	$500,000
Land improvements	171,122	171,122
Buildings	3,129,519	3,129,519
Mining equipment	1,784,115	1,784,115
Milling equipment	2,841,726	2,841,726
Laboratory equipment	607,716	607,716
Office equipment	70,529	70,529
Vehicles	150,810	150,810
	9,255,537	9,255,537
Less: Accumulated depreciation	(7,098,108)	(6,453,146)
Total	$2,157,429	$2,802,391

NOTE 5– FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820,Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1– Quoted prices in active markets for identical assets and liabilities;

●	Level 2– Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3– Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows at June 30, 2018:

	Fair value measurement using inputs

	Level 1	Level 2	Level 3

Financial instruments:
Series 2023 Note Derivative	$-0-	$-0-	$748,417
Series A Note Derivative	$-0-	$-0-	$8,000,101

The following table summarizes the activity during the six months ended June 2018 and 2017 for financial instruments at fair value using Level 3:

Balance at December 31, 2017	$2,047,264	Balance at December 31, 2016	$2,176,552
Issuance of additional Series 2023 Notes	- 0 -	Issuance of additional Series 2023 Notes	25,038
Issuance of additional Series A Notes	122,750	Issuance of additional Series A Notes	- 0 -
Net unrealized gain (loss) included in operations	6,578,504	Net unrealized gain (loss) included in operations	(1,636,841)

Balance at June 30, 2018	$8,748,518	Balance at June 30, 2017	$564,749

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at March 31, 2018 and December 31, 2017 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was $12,842,158 and $11,395,208 at June 30, 2018 and December 31, 2017 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30,	December 31,
	2018	2017

Market price and estimated fair value of stock	$0.17	$0.05
Exercise price (1)	$0.59	$0.59
Term (years)	5.08	5.58
Dividend yield	-0-	-0-
Expected volatility	130.4%	115.3%
Risk-free interest rate	2.73%	2.24%

(1) Exercise price is reflective of amended Series 2023 Notes issued in December 2017 as discussed in Note 8.

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	June 30,	December 31,
	2018	2017

Market price and estimated fair value of stock	$0.17	$0.05
Exercise price (1)	$0.40	$0.40
Term (years)	5.09	5.58
Dividend yield	-0-	-0-
Expected volatility	130.4%	115.3%
Risk-free interest rate	2.73%	2.24%

(1) Exercise price is reflective of amended Series A Notes issued in December 2017 as discussed in Note 7.

NOTE 6 - NOTES AND LEASES PAYABLE

Notes payable at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Note payable for equipment, payable $1,339 monthly, including interest (a)	$6,605	$13,073
Note payable to insurance companies, payable $5,045 - $17,959 monthly, (b) and (c)	59,810	199,061
	66.415	212,134
Less: Current Portion	(66,415)	(212,134)
Notes Payable, Long-Term Portion	$ - 0 -	$ - 0 -

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

During the three months ended June 30, 2018 and 2017, the Company's interest payments totaled $705 and $1,216, respectively. During the six months ended June 30, 2018 and 2017, the Company’s interest payments totaled $6,206 and $2,743, respectively.

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

Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of June 30, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,152,402	$27,214,693	$43,367,095
Less: Discount	(1,453,542)	(5,488,161)	(6,941,703)
Less: Deferred Financing Cost	(201,756)	(268,436)	(470,192)
PIK Note Payable, Net	$14,497,104	$21,548,096	$35,955,200

PIK Note Derivative Liability	$748,417	$8,000,101	$8,748,518

 As of December 31, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,090,721	$26,909,716	$43,000,437
Less: Discount	(1,538,299)	(7,701,839)	(9,240,138)
Less: Deferred Financing Cost	(221,280)	(294,414)	(515,694)
PIK Note Payable, Net	$14,331,142	$18,913,463	$33,244,605

PIK Note Derivative Liability	$163,634	$1,883,630	$2,047,264

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

At June 30, 2018, the fair value of the Series A Note Derivative was estimated to be $8,000,101. During the three and six months ended June 30, 2018, the Company amortized $80,142 and $2,239,656, respectively of debt discount and deferred financing cost relating to the Series A Notes Payable and issued additional PIK Notes of $304,977 in lieu of cash interest payments, increasing the Series A Notes Payable carrying value to $21,458,096 as of June 30, 2018.

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

As of June 30, 2018, the Company was in compliance with the covenants of the Series A Notes.

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

At June 30, 2018, the fair value of the Series 2023 Note Derivative was estimated to be $748,417, which includes the value of the derivative related to additional PIK Notes issued in February 2018. During the three and six months ended June 30, 2018, the Company amortized $50,115 and $104,281, respectively of debt discount and deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $61,681 in lieu of cash interest payments, increasing the Series 2023 Notes Payable carrying value to $14,497,104 as of June 30, 2018.

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

As of June 30, 2018, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At June 30, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2017, stockholders of the Company approved to increase the authorized shares of common stock from 250,000,000 to 400,000,000 shares, $0.001 par value per share. At June 30, 2018 and December 31, 2017, 173,638,549 and 140,763,549 shares were issued and outstanding, respectively.

2018

During the six months ended June 30, 2018 the Company issued (i) 1,500,000 shares of common stock at a price of $0.04 per share to a consultant for investor relation services to be performed, (ii) 17,375,000 shares of common stock at a price of $0.04 per share, (iii) 3,000,000 shares of common stock at a price of $0.05 per share, (iv) 1,000,000 shares of common stock at a price of $0.10 per share, (v) 2,000,000 shares of common stock at a price of $0.04 per share upon the exercise of a warrant to purchase shares of common stock, and (vi) 8,000,000 units, (one unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15) at a price of $0.08 per unit.

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

NOTE 9– OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the six months ended 2018:

	Shares Issuable upon exercise of
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2018	18,813,373	$0.14
Issued	8,000,000	$0.15
Exercised	(2,000,000)	$0.04
Forfeited	--	--
Outstanding at June 30, 2018	24,813,373	$0.15

A summary of the status of the warrants outstanding and exercisable at June 30, 2018 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	2.8	$1.15
$0.25	3,283,283	3.0	$0.25
$0.04	2,068,750	4.3	$0.04
$0.10	11,000,000	4.5	$0.10
$0.15	8,000,000	3.0	$0.15
	24,813,373	5.2	$0.15

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

The significant assumptions relating to the valuation of the Company's options granted during the six months ended June 30, 2018 were as follows on a weighted average basis:

Dividend Yield		0%
Expected Life (in years)	2.48	–	2.96
Expected Volatility	163.73%	–	177.59%
Risk Free Interest Rate	2.54%	–	2.62%

A summary of the status and changes of the options granted under stock option plans and other agreements during the six months ended June 30, 2018:

	Shares Issuable	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2017	57,057,768	$0.36
Granted	4,224,999	$0.11
Exercised	--	--
Forfeited	(232,645)	1.36
Outstanding at June 30, 2018	61,050,122	$0.34

During the six months ended June 30, 2018, the Company granted 4,224,999 options to purchase the Company’s common stock with a weighted average exercise price of $0.11. The options vest monthly through June, 2019.

A summary of the status of the options outstanding at June 30, 2018 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

35,322,222	9.34	$0.06	26,697,225	$0.06
545,289	9.48	$0.075	408,968	$0.075
377,777	4.93	$0.11	69,444	$0.11
3,000,000	4.61	$0.12	1,000,000	$0.12
500,000	3.13	$0.16	500,000	$0.16
81,395	5.64	$0.21	81,395	$0.21
100,000	2.22	$0.22	100,000	$0.22
1,066,155	2.87	$0.24	1,066,155	$0.24
2,087,500	4.29	$0.25	2,087,500	$0.25
35,595	4.79	$0.27	35,595	$0.27
474,815	5.86	$0.28	474,815	$0.28
234,506	4.64	$0.285	234,506	$0.285
81,522	2.56	$0.30	81,522	$0.30
200,000	6.63	$0.66	200,000	$0.66
150,000	6.61	$0.68	150,000	$0.68
7,233,277	0.50	$0.70	7,233,277	$0.70
488,356	6.89	$0.73	488,356	$0.73
3,104,653	3.65	$0.83	3,104,653	$0.83
975,000	5.95	$0.84	975,000	$0.84
300,000	5.14	$1.10	300,000	$1.10
300,000	4.99	$1.15	300,000	$1.15
115,000	2.74	$1.35	115,000	$1.35
300,000	3.90	$1.55	300,000	$1.55
3,077,060	4.39	$1.66	3,077,060	$1.66
900,000	3.14	$1.90	900,000	$1.90
61,050,122	6.82	$0.34	49,980,471	$0.40

On December 14, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on December 13, 2027. At December 31, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on February 1, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At June 30, 2018, the achievement of the performance targets was not deemed probable.

Compensation expense of $192,299 and $775,299 has been recognized for the vested options for the three and six months ended June 30, 2018. The aggregate intrinsic value of the outstanding options at June 30, 2018 was $4,114,914. At June 30, 2018, (i) $442,520 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.53 years on a weighted average basis; and (ii) $354,750 of unamortized compensation expense for performance-based unvested options will be recognized as the achievement of the performance targets becomes probable.

NOTE 10 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At June 30, 2018, the weighted average shares outstanding excluded options to purchase 61,050,122 shares of common stock of the Company, warrants to purchase 24,813,373 shares of common stock of the Company and 94,413,680, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At June 30, 2017, the weighted average shares outstanding excluded options to purchase 21,897,479 shares of common stock of the Company, warrants to purchase 3,744,623 shares of common stock of the Company and 40,677,826 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Office Lease

On January 1, 2017, the Company moved its headquarters to a temporary location. The Company paid a monthly rent of $6,000 through March 31, 2017 for the temporary office. On April 1, 2017, the Company entered into a 5-year lease agreement for permanent office space. At June 30, 2018, the Company’s total monthly office rental payments, due through March 31, 2022, was $442,997. As June 30, 2018, $53,766 of total rent payments are due through December 31, 2018, $163,998 of total rent payments are due through December 31, 2019, $277,518 of total rental payments are due through December 31, 2020, $394,452 of total rent payments are due through December 31, 2021 and $423,828 of total rent payments are due through March 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

During July 2018, the Company sold 1,875,000 shares of common stock at $0.08 per share to two investors in private transactions. The investors were also issued warrants to purchase 1,875,000 shares of stock with an exercise price of $0.15 per share.

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

Overview

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTCQB: AMNL) owns the Dragon Mine in central Utah. From the mine we extract, process, or have processed by a third party, halloysite clay and iron oxide for sale to a range of end markets. We market the minerals directly and through distributors and also under a profit-sharing arrangement with the Kaolin business unit of BASF Corp. (“BASF”).

We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and BASF to process and enhance our halloysite clay products to improve the performance of existing and new products.

Our halloysite clay, which we market under the DRAGONITE™ trade name, is an aluminosilicate mineral with a hollow tubular shape. DRAGONITE can utilize halloysite’s morphology, high surface area, and reactivity to add significant functionality to a number of applications such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, catalysts, controlled release carriers for paints and coatings, strength reinforcement additives for cement, concrete, mortars and grouts, advanced ceramics, rheology additives for drilling fluids, environmental remediation media, and carriers of agricultural agents.  The Company sells its halloysite products at negotiated prices.

Our iron oxide, which we market under the AMIRON™ trade name, is a high purity product. We have sold it on an exclusive basis to one customer at a negotiated price for use in an oilfield application and we are continuing to offer AMIRON to that customer on an exclusive basis.  Currently, we are not selling AMIRON™ to customers on a continuing basis for use in any other application.

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

In 2017, we entered into a tolling agreement with BASF under which BASF will process the Company’s halloysite product, utilizing a water-based system. The BASF system is capable of eliminating impurities, such as iron oxide, and chemically treating the surface of halloysite to achieve desired functionality.

We have a mineral processing plant with a capacity of up to 45,000 tons of mineralization per annum for certain applications.  The plant is currently dedicated to processing its halloysite products.

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum. This smaller plant is currently dedicated to processing the Company’s halloysite.  This smaller plant processes halloysite using a dry-based, micronizing system. This dry-based system does not eliminate impurities, such as iron oxide, as effectively as a water-based system but is useful in situations where the removal of impurities is not necessary.

For the foreseeable future, the Company expects to utilize a commercial-sized crusher to process its iron oxide to satisfy any sales of its AMIRON product.

For the six months ended June 30, 2018, the Company largest customers account for approximately 36% of total revenue and at June 30, 2018 amounts owed by the Company’s largest customer represented 0% of accounts receivable.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K/A for the year ended December 31, 2017. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2018 compared to the disclosures on Form 10-K/A for the year ended December 31, 2017.

Recent Accounting Pronouncements

See NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2018	2017	Amount	%

REVENUES	$92,438	$1,357,413	$(1,264,975)	(93%)

OPERATING EXPENSES:
Production costs	184,875	827,413	(642,538)	(78%)
Exploration costs	55,132	111,949	(56,817)	(51%)
General and administrative	875,909	486,810	389,099	80%
Depreciation expense	321,818	328,980	(7,162)	(2%)
Total Operating Expenses	1,437,734	1,755,152	(317,418)	(18%)

Operating Loss	(1,345,296)	(397,739)	(947,557)	238%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(578,904)	(2,242,956)	1,664,052	(74%)
Gain on revaluation of PIK Note derivative	1,601,423	741,117	860,306	116%
Other income, net	3,738	24,132	(20,394)	(85%)

Total Other Income (Expense)	1,026,257	(1,477,707)	2,503,964	(169%)

NET LOSS	$(319,039)	$(1,875,446)	$1,556,407	(83%)

Revenue for the three months ended June 30, 2018 totaled $92,438, compared to $1,357,413 for the same period in 2017, a decrease of $1,264,975 or 93%. Sales of DRAGONITE during the three months ended June 30, 2018 totaled $92,438, a decline of $602,254 or 87% when compared to the same period in 2017. Sales of AMIRON during the three months ended June 30, 2018 totaled $0, a decline of $662,688 when compared to the same period in 2017.

The decrease in total sales was driven primarily by the absence of sales of AMIRON to one customer during the three months ended June 30, 2018. In December, 2015 the Company entered into an agreement to supply one customer its AMIRON iron oxide for use as a catalyst. The agreement required the Company to deliver $5 million of AMIRON to the customer through June, 2017. During the three months ended June 30, 2018, the Company sold no AMIRON to the above-referenced customer compared to $676,344 of AMIRON sold to the customer during the same period in 2017.

The $602,254 decrease in sales of DRAGONITE during the three months ended June 30, 2018 was driven primarily by a $326,040 decrease in sales to a manufacturer of specialty molecular sieves, a $154,890 decrease in sales to one of the Company’s distributor, a $138,000 decrease in sales to a compounder for use as a nucleating agent and a $45,000 decrease in sales to manufacturer of molecular sieves who is currently developing an advanced molecular sieve using DRAGONITE. The decline in sales of DRAGONITE during the period was partially offset by $36,000 of sales to a large manufacturer of gardening and landscape equipment, a $10,000 increase in sales to a producer of ceramic clay bodies, an $8,678 increase in sales to a manufacturer of flame retardant products who is expected to commercialize a flame retardant product using DRAGONITE during the latter half of 2018 and $6,339 of sales to two companies focused on testing DRAGONITE as a nucleating agent.

Total operating expenses for the three months ended June 30, 2018 were $1,437,734 compared to $1,755,152 of operating expenses incurred during the same period in 2017, a decrease of $317,418 or 18%. The decrease in operating expense, when compared to the same period in 2017, was driven primarily by a decline in production costs of $643,248 or 78% and a decline in exploration costs of $56,107, or 50%, partially offset by an increase in general and administrative expense of $389,099 or 80%.

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

Production costs incurred during the three months ended June 30, 2018 totaled $184,875 compared to $827,413 of production costs incurred during the same period in 2017. The decrease of $642,538 was driven primarily by a general decline in production activity at the mine during the three months ended June 30, 2018 compared to the same period in 2017. The decline in production activity during the current period was driven primarily by the fulfillment, in June 2017, of an agreement entered into by the Company to supply a customer with $5.0 million of AMIRON. The larger components of the decline in production costs included a $280,664 or 78% decline in wage expense, the absence of $144,389 of costs related to the compounding of a DRAGONITE-loaded masterbatch by a toll processor, a $69,417, or 96%, decline in propane and equipment rental costs, a $50,671 or 93% decline in freight costs, a $39,065 or 60% decline in utilities expense, and a $35,221 decline in Utah workers’ compensation expense due to a dividend payment received from the companies Utah workers’ compensation policy.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended June 30, 2018 were $55,132 compared to $111,949 of incurred during the same period in 2017, a decrease of $56,817 or 51%. The decrease was driven primarily a reduction in general activity at the Dragon Mine property.

General and administrative expenses incurred during the three months ended June 30, 2018 totaled $875,909 compared to $486,810 of expense incurred during the same period in 2017, an increase of $389,099 or 80%. The Company’s selling and administrative expenses are associated primarily with its New York operations.

The $375,888 increase in general and administrative expense was driven primarily by a $456,003 increase in equity-based compensation expense for officers, directors and consultants resulting primarily from the vesting of performance-based options granted to officers in 2017 and options granted to directors in 2017 in lieu of quarterly cash fees for their services through June 2018. The increase in equity-based compensation expense was partially offset by a $36,210 reversal of expense related to an office security deposit, a $33,305, or 61%, decline travel and entertainment expense and a $10,448, or 32%, decrease on office rent expense.

Operating loss incurred during the three months ended June 30, 2018 was $1,345,296, an increase of $947,557 or 238%, when compared to the same period in 2017. The increase in operating loss during the quarter was due to a 93% decrease in revenue and a 80% increase in general and administrative expense, partially offset by a 78% decrease in production expense and a 50% decrease in exploration expense.

Total other income incurred during the three months ended June 30, 2018 was $1,026,257, decrease in other expense of $2,503,964, or 169%, compared to the same period in 2017. The decline in total other expense during the period was driven by a $1,664,052, or 74%, decrease in interest expense incurred due to the restructuring of the terms of the Company’s outstanding PIK Notes and an $860,306, or 116%, increase in the gain on the revaluation of the PIK Note derivative liability due to a decrease in the value of the Company’s common stock.

Net Loss for the three-month period ending June 30, 2018 was $319,039, a reduction of $1,556,047 or 83%, when compared to the same period in 2017. The decrease in net loss was due primarily to a $2,503,963 decrease in other expense and a $317,418 decrease in operating expense, partially offset by a $1,264,975 decrease in revenue.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2018	2017	Amount	%

REVENUES	$138,085	$2,152,695	$(2,014,610)	(94%)

OPERATING EXPENSES:
Production costs	356,461	1,712,294	(1,355,833)	(79%)
Exploration costs	111,093	257,459	(146,366)	(57%)
General and administrative	2,074,955	1,473,438	601,517	41%
Depreciation expense	644,962	659,765	(14,803)	(2)%
Total Operating Expenses	3,187,471	4,102,956	(915,485)	(22%)

Operating Loss	(3,049,386)	(1,950,261)	(1,099,125)	56%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(3,120,955)	(4,316,150)	1,195,195	(28%)
Gain (loss) on revaluation of PIK Note derivative	(6,578,504)	1,636,841	(8,215,345)	(502%)
Other income (expense)	353,824	25,684	328,140	1,278%

Total Other Expense	(9,345,635)	(2,653,625)	(6,692,010)	252%

NET LOSS	$(12,395,021)	$(4,603,886)	$(7,791,135)	169%

Revenue generated during the six months ended June 30, 2018 was $138,085, compared to $2,152,695 of revenue generated during the same period in 2017, a decrease of $2,014,610 or 94%. Sales of DRAGONITE during the period totaled $138,085, a decline of $675,578, or 83%, compared to the same period in 2017. Sales of AMIRON during the period totaled $0, a decline of $1,339,032, or 100%, compared to the same period in 2017.

The decline of sales of DRAGONITE was driven primarily by a $383,240 decline in sales to a manufacture of specialty molecular sieves, a $196,801 decline in sales to a distributor of DRAGONITE, a $138,000 decline in sales to a compounder who uses DRAGONITE as a nucleating agent for resins and a $45,000 decline in sales to a manufacturer molecular sieves who is currently developing an advanced molecular sieve using DRAGONITE. The declines were partially offset by a $36,000 increase in sales to a large manufacturer of gardening and landscape equipment, a $13,600 increase in sales to a leading manufacturer of ceramic bodies, an $11,092 increase in sales to an Asia-based distributor, a $10,678 increase in sales to a manufacturer of flame retardant products who will commercialize a product utilizing DRAGONITE during the latter half of 2018, $9,150 of sales to three companies evaluating DRAGONITE as a nucleating agent and a $6,019 increase in sales to a distributor of DRAGONITE samples to research facilities.

The decline in the sales of AMIRON was due to the fulfillment by the Company of a 5-year, $5.0 million take-or-pay supply agreement in June 2017. The agreement required the Company to supply $5.0 million of AMIRON to one customer over an 18-month period beginning late December 2015. The customer may order additional volume of AMIRON through December 2020.

Total operating expenses for the six months ended June 30, 2018 were $3,187,471 compared to $4,102,956 of operating expenses incurred during the same period in 2017, a decrease of $915,485 or 22%. The decline in operating costs was driven primarily by a decline of $1,356,533 in production costs and a $145,666 decline in exploration costs, partially offset by an increase of $601,517 in general and administrative costs.

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

Production costs incurred during the six months ended June 30, 2018 were $356,461 compared to $1,712,294 of costs incurred during the same period in 2017, a decrease of $1,355,833 or 79%. The decrease in costs was driven primarily by lower production activity at the Dragon Mine due to the fulfillment of the 5-year, $5.0 million supply agreement. The primary components of the decline in production costs during the period included $682,544 of lower wage, wage-related, workers’ compensation and healthcare expense, $228,833 of lower propane, utility and mining materials costs, and $174,178 of lower equipment maintenance, repair and rentals costs. The reduction in production costs was also driven by the elimination of $177,400 of costs related to the toll manufacturing of a DRAGONITE-loaded masterbatch for a customer and an $82,296 decrease in freight costs related to the elimination of the shipment of certain products, which occurred during the same period in 2017.

Exploration costs incurred during the six months ended June 30, 2018 were $111,793 compared to $257,459 incurred during the same period in 2017, a decrease of $146,666 or 57%. Exploration costs are associated with the Company’s activities at its Dragon Mine location, excluding costs directly associated with production. The decline was driven primarily by a decline in non-production related wages and benefits incurred during the period.

The Company’s general and administrative expenses are associated primarily with its New York operations. General and administrative expenses incurred during the six months ended June 30, 2018 totaled $2,074,955 compared to $1,473,438 of expense incurred during the same period in 2017, an increase of $601,517 or 41%. The increase was driven primarily by a $766,305 increase in equity-based compensation granted primarily to the vesting of options granted to certain executives and directors during the latter half of 2017.  The increase in equity-based compensation expense was partially offset by a $91,091 decrease in wage and wage-related expense and a $64,763 decrease in travel and entertainment expense.

Operating loss incurred during the six months ended June 30, 2018 was $3,049,386 compared to a loss of $1,950,261 incurred during the same period in 2017, an increase of $1,099,125 or 56%. The increase in operating loss during the quarter was due to a 94% decrease in revenue and a 41% increase in general and administrative expense, partially offset by a 79% decrease in production costs and a 57% decrease in exploration costs.

Total other expense during the six months ended June 30, 2018 totaled $9,345,635, an increase of $6,692,010 or 252%. The increase in other expense was driven primarily by an $6,578,504 loss realized on the revaluation of the PIK Note derivative liability compared to a $1,636,801 gain realized during the same period in 2017, partially offset by a decrease in interest expense of $1,195,195 due to a restructuring of the Company’s Series A and Series 2023 Notes and an increase in other income of $328,140 comprised primarily of lease income earned during the three months ended March 31, 2018.

Net Loss for the six-month period ending June 30, 2018 was $12,395,021 compared to a loss of $4,603,886 incurred during the same period in 2017, an increase of $7,791,135 or 169%. The increase in net loss was driven primarily by a $2,014,610 decrease in total revenue and a $6,692,010 increase in total other expense, partially offset by a $915,485 decrease in operating expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2018, the Company’s net loss was $12,395,021 and cash used in operating activities was $1,125,686. As of June 30, 2018, the Company had current assets of $536,694 and current liabilities of $1,202,880 of which $338,741 was accrued PIK Note interest likely to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $63,537 of accrued management bonus payable as determined by the Company’s Audit Committee, (ii) $59,810 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $159,310 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $156,200 of disputed accrued expenses for which the Company believes it has a statute of limitations defense.

Based on the Company’s current cash usage expectations, management believes it will not have sufficient liquidity to fund its operations through August 20, 2019. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 20, 2019 that the Company requires (i) additional capital either in the form of a private placement of common stock or debt and/or (ii) additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate will be limited.

Cash used in operating activities during the six months ended June 30, 2018 was $1,125,686 compared to $483,308 during the same period in 2017, an increase of $642,378 or 133%. Cash used in operating activities during 2018 before adjusting for changes in operating assets and liabilities was $1,053,695, $90,284 less than the comparable period in 2017.

Cash used in investing activities during the six months ended June 30, 2018 was $0 compared to $41,323 during the same period in 2017.

Cash provided by financing activities during the six months ended June 30, 2018 was $1,519,283 compared to $163,156 of cash used during the same period in 2017. The $1,682,439 increase in cash generated during the period was due primarily to $1,585,000 of proceeds generated from the sale of common stock of the Company and $80,000 of proceeds from the exercise of warrants to purchase shares of common stock of the Company.

Total assets at June 30, 2018 were $2,947,299 compared to $3,324,164 at December 31, 2017, a decrease of $376,865 due primarily to the depreciation of the book value of the Company’s property and equipment. Total liabilities were $45,913,885 at June 30, 2018, compared to $36,524,946 at December 31, 2017. The increase in total liabilities was due primarily to a $6,701,254 increase in the balance of the PIK Note derivative liability and a $2,710,595 increase in the PIK Note balance.

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

The following table summarizes our contractual obligations as of June 30, 2018 that requires us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$422,997	$108,339	$226,530	$88,128	$	- 0 -

Total	$422,997	$108,339	$226,530	$88,128	$	- 0 -

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

Management has identified the following material weaknesses, which have caused management to conclude that as of June 30, 2018, our internal controls over financial reporting were not effective at the reasonable assurance level:

*	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel; and
*	We lack a sufficient process for periodic financial reporting and review of financial reports and statements.

Management is currently interviewing a number of consultants one of which it will engage to assist it in improving its internal controls.

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2017 Annual Report on Form 10-K/A.

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

During April and May 2018, the Company sold 13,750,000 shares of common stock at a price of $0.04 per share. The proceeds from the sale were used to fund working capital.

During June 2018, the Company sold 8,000,000 units at a price of $0.08 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15. The proceeds from the sale were used to fund working capital.

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

APPLIED MINERALS, INC.

Dated: August 20, 2018	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 20, 2018	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer