Form 10-Q
period 2018-09-30
Applied Minerals, Inc.
filed 2018-11-19
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from   _____________________    to     _____________________

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to ☒ Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2018 was 175,513,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

THIRD QUARTER 2018 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,783,238	$47,652
Accounts receivable	112,701	27,265
Deposits and prepaid expenses	40,052	205,922
Total Current Assets	3,935,991	280,839

Property and Equipment, net	1,862,310	2,802,391

Other Assets – Deposits	253,326	240,934

TOTAL ASSETS	$6,051,627	$3,324,164

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$631,458	$963,609
PIK Note interest accrual	422,919	57,334
Current portion of notes payable	2,660	212,134
Total Current Liabilities	1,057,037	1,233,077

Long-Term Liabilities
PIK Notes payable, net of debt discount and deferred financing cost of $7,141,417 at September 30, 2018 and $9,755,832 at December 31, 2017, respectively	36,467,964	33,244,605
PIK Note derivative liability	5,738,106	2,047,264
Deferred Rent	8,118	0
Total Long-Term Liabilities	42,214,188	35,291,869

TOTAL LIABILITIES	43,271,225	36,524,946

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	- 0 -	- 0 -
Common stock, $0.001 par value, 400,000,000 shares authorized, 175,513,549 and 140,763,549 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	175,514	140,764
Additional paid-in capital	73,957,208	71,152,311
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(91,342,824)	(84,484,361)
Total Stockholders’ (Deficit)	(37,219,598)	(33,200,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,051,627	$3,324,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	$4,682,003	$148,303	$4,820,088	$2,300,998

OPERATING EXPENSES:
Production costs	581,072	412,713	937,614	2,125,007
Exploration costs	36,068	47,172	147,680	304,631
General and administrative	613,605	664,217	2,687,961	2,137,655
Depreciation expense	318,182	329,357	963,144	989,122
Total Operating Expenses	1,548,927	1,453,459	4,736,399	5,556,415

Operating Income (Loss)	3,133,076	(1,305,156)	83,689	(3,255,417)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(608,585)	(2,527,374)	(3,729,540)	(6,843,524)
Gain (loss) on revaluation of PIK Note derivative	3,021,500	(570,473)	(3,557,004)	1,066,368
Other income (expense), net	(9,433)	(4,064)	344,392	21,620
Total Other Income (Expense)	2,403,482	(3,101,911)	(6,942,152)	(5,755,536)

NET INCOME (LOSS)	$5,536,558	$(4,407,067)	$(6,858,463)	$(9,010,953)

Net Income Loss Per Share - Basic	$0.03	$(0.04)	$(0.04)	$(0.08)

Weighted Average Shares Outstanding - Basic	175,004,038	118,862,734	160,992,945	112,094,593

Net Income Loss Per Share - Diluted	$0.03	$(0.04)	$(0.04)	$(0.08)

Weighted Average Shares Outstanding - Diluted	193,795,646	118,862,734	160,992,945	112,094,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2017	140,763,549	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(33,200,782)

Shares issued for consulting services	1,500,000	1,500	58,500	- 0 -	- 0 -	60,000

Shares and warrants issued in private placements	31,250,000	31,250	1,703,750	- 0 -	- 0 -	1,735,000

Shares issued for warrant exercise	2,000,000	2,000	78,000	- 0 -	- 0 -	80,000

Stock option compensation expense	- 0 -	- 0 -	964,647	- 0 -	- 0 -	964,647

Net Loss	- 0 -	- 0 -	- 0 -	- 0 -	(6,858,463)	(6,858,463)

Balance, September 30, 2018	175,513,549	$175,514	$73,957,208	$(20,009,496)	$(91,342,824)	$(37,219,598)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(6,858,463)	$(9,010,953)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	963,144	989,122
Amortization of discount - PIK Notes	2,546,162	3,784,911
Amortization of deferred financing costs	68,253	5,625
Accrued interest on PIK Notes	1,108,367	2,704,837
Stock issued for consulting services	60,000	- 0 -
Stock based compensation expense	964,647	145,887
(Gain) loss on revaluation of PIK Note derivative	3,557,004	(1,066,368)
Other	- 0 -	1,000
Change in operating assets and liabilities:
Accounts receivable	(85,436)	304,424
Other current receivables	- 0 -	16,802
Deposits and prepaids	153,478	296,097
Accounts payable and accrued liabilities	(324,033)	413,721
Net cash provided by (used in) operating activities	2,153,123	(1,414,895)

Cash Flows From Investing Activities
Purchases of property and equipment	(23,063)	(43,753)
Net cash used in investing activities	(23,063)	(43,753)

Cash Flows From Financing Activities:
Payments on notes payable	(209,474)	(230,336)
Proceeds from sale of common stock	1,735,000	910,000
Proceeds from exercise of options or warrants	80,000	- 0 -
Net cash provided by financing activities	1,605,526	679,664

Net change in cash and cash equivalents	3,735,586	(778,984)

Cash and cash equivalents at beginning of period	47,652	1,049,880

Cash and cash equivalents at end of period	$3,783,238	$270,896

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$6,761	$5,301

Supplemental disclosure of noncash financing activity:
Accrued PIK interest paid through issuance of PIK Notes	608,944	$2,704,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

For the nine months ended September 30, 2018, the Company’s largest customer accounted for approximately 94% of total revenue and at September 30, 2018 amounts owed by the Company’s two largest customers represented 68% of accounts receivable.

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

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the nine months ended September 30, 2018, the Company’s net loss was $6,858,463 and cash used in operating activities was $2,153,123. As of September 30, 2018, the Company had current assets of $3,935,991 and current liabilities of $1,057,037 of which $422,919 was accrued PIK Note interest likely to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $157,040 of payables to a compounder for which it has agreed to satisfy in halloysite product and (ii) $132,635 of disputed accrued expenses for which the Company believes it has a statute of limitations defense.

Based on the Company’s current cash usage expectations, management believes it has sufficient liquidity to fund its operations through November 19, 2019.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2017, included in the Annual Report of Applied Minerals, Inc. on Form 10-K/A filed with the SEC on August 14, 2018.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. The Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at September 30, 2018 and December 31, 2017.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of September 30, 2018 and December 31, 2017.

Revenue Recognition

Revenue includes sales of halloysite clay and iron oxide and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on negotiated contractual arrangements with the Company’s customers.

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

The Company has posted a cash bond in the amount of $199,000 required by the Utah Department of Oil, Gas and Minerals to cover estimated reclamation costs related the Company large mining permit for its Dragon Mine property.

Recent Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance.  The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.  The Company adopted this guidance on January 1, 2018 using the modified retrospective method. The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings. The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at December 31, 2017 and therefore the Company did not record a cumulative catch-up to deferred revenue and accumulated deficit upon adoption of the new standard on January 1, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for non-employee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees), to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This update is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. Upon transition, entities will remeasure unsettled liability-classified awards and any unmeasured equity-classified awards for non-employees at fair value as of the adoption date. A cumulative-effect adjustment to retained earnings will be required as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact ASU 2018-07 will have on its consolidated financial statements and footnote disclosures thereto.

NOTE 4– PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	September 30,	December 31,
	2018	2017
Land	$500,000	$500,000
Land improvements	171,122	171,122
Buildings	3,129,519	3,129,519
Mining equipment	1,784,115	1,784,115
Milling equipment	2,864,789	2,841,726
Laboratory equipment	607,716	607,716
Office equipment	70,529	70,529
Vehicles	150,810	150,810
	9,278,600	9,255,537
Less: Accumulated depreciation	(7,416,290)	(6,453,146)
Total	$1,862,310	$2,802,391

Depreciation expense for the three months ended September 30, 2018 and 2017 totaled $318,182, and $329,357, respectively, and for the nine months ended September 30, 2018 and 2017 totaled $963,144 and $989,122, respectively.

NOTE 5– FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820,Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1– Quoted prices in active markets for identical assets and liabilities;

●	Level 2– Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3– Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows at September 30, 2018:

	Fair value measurement using inputs

	Level 1		Level 2		Level 3

Financial instruments:
Series 2023 Note Derivative	$	- 0 -	$	- 0 -	$502,678
Series A Note Derivative	$	- 0 -	$	- 0 -	$5,235,428

The following table summarizes the activity during the nine months ended September 2018 and 2017 for financial instruments at fair value using Level 3:

Balance at December 31, 2017	$2,047,264	Balance at December 31, 2016	$2,176,552
Issuance of additional Series 2023 Notes	27,858	Issuance of additional Series 2023 Notes	31,990
Issuance of additional Series A Notes	105,980	Issuance of additional Series A Notes	- 0 -
Net unrealized (gain) loss included in operations	3,557,004	Net unrealized (gain) loss included in operations	(1,066,368)

Balance at September 30, 2018	$5,738,106	Balance at September 30, 2017	$1,142,174

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at September 30, 2018 and December 31, 2017 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was $13,596,790 and $11,395,208 at September 30, 2018 and December 31, 2017 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30,	December 31,
	2018	2017

Market price and estimated fair value of stock	$0.11	$0.05
Exercise price (1)	$0.59	$0.59
Term (years)	4.83	5.58
Dividend yield	- 0 -	- 0 -
Expected volatility	135.0%	115.3%
Risk-free interest rate	2.94%	2.24%

(1) Exercise price is reflective of amended Series 2023 Notes issued in December 2017 as discussed in Note 8.

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	September 30,	December 31,
	2018	2017

Market price and estimated fair value of stock	$0.11	$0.05
Exercise price (1)	$0.40	$0.40
Term (years)	4.83	5.58
Dividend yield	- 0 -	- 0 -
Expected volatility	135.0%	115.3%
Risk-free interest rate	2.94%	2.24%

(1) Exercise price is reflective of amended Series A Notes issued in December 2017 as discussed in Note 7.

NOTE 6 - NOTES AND LEASES PAYABLE

Notes payable at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Note payable for equipment, payable $1,339 monthly, including interest (a)	$2,660	$13,073
Note payable to insurance companies, payable $5,045 - $17,959 monthly, (b) and (c)	- 0 -	199,061
	2,660	212,134
Less: Current Portion	(2,660)	(212,134)
Notes Payable, Long-Term Portion	$ - 0 -	$ - 0 -

(a)	On October 31, 2014, the Company purchased mining equipment for $65,120 by paying deposit and issuing a note in the amount of $57,900 with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

(b)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, payable in monthly installments, including interest ranging from 2.6% - 4.15%

(c)	The Company signed a note payable with an insurance company dated October 17, 2017 for liability insurance, payable in monthly installments, including interest ranging from 3.1% - 5.78%

During the three months ended September 30, 2018 and 2017, the Company's interest payments totaled $555 and $2,558, respectively. During the nine months ended September 30, 2018 and 2017, the Company’s interest payments totaled $6,761 and $5,301, respectively.

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of September 30, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,394,688	$27,214,693	$43,609,381
Less: Discount	(1,427,737)	(5,266,239)	(6,693,976)
Less: Deferred Financing Cost	(191,994)	(255,447)	(447,441)
PIK Note Payable, Net	$14,774,957	$21,693,007	$36,467,964

PIK Note Derivative Liability	$502,678	$5,235,428	$5,738,106

 As of December 31, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,090,721	$26,909,716	$43,000,437
Less: Discount	(1,538,299)	(7,701,839)	(9,240,138)
Less: Deferred Financing Cost	(221,280)	(294,414)	(515,694)
PIK Note Payable, Net	$14,331,142	$18,913,463	$33,244,605

PIK Note Derivative Liability	$163,634	$1,883,630	$2,047,264

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

At September 30, 2018, the fair value of the Series A Note Derivative was estimated to be $5,235,428. During the three and nine months ended September 30, 2018, the Company amortized $234,911 and $2,474,567, respectively of debt discount and deferred financing cost relating to the Series A Notes Payable and issued additional PIK Notes of $304,977 in lieu of cash interest payments, increasing the net carrying value of the Series A Notes Payable to $21,693,007 at September 30, 2018.

At December 31, 2017, the fair value of the Series A Note Derivative was estimated to be $1,883,630, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2017 for the semi-annual interest payments due and the additional notes issued in December, 2017. During the year ended December 31, 2017, the Company amortized $5,808,294 of debt discount and deferred financing cost relating to the Series A Notes Payable and issued additional PIK Notes in lieu of interest payments of $2,797,836, increasing the net carrying value of the Series A Notes Payable to $18,913,463 at December 31, 2017.

As of September 30, 2018, the Company was in compliance with the covenants of the Series A Notes.

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

At September 30, 2018, the fair value of the Series 2023 Note Derivative was estimated to be $502,678, which includes the value of the derivative related to additional PIK Notes issued in February and August 2018. During the three and nine months ended September 30, 2018, the Company amortized $35,566 and $139,848, respectively of debt discount and deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $303,967 in lieu of cash interest payments, increasing the net carrying value of the Series 2023 Notes Payable to $14,774,957 at September 30, 2018.

At December 31, 2017, the fair value of the Series 2023 Note Derivative was estimated to be $163,634, which includes the value of the derivative related to additional PIK Notes issued in February and August 2016 for the semi-annual interest payments due and the additional notes issued in December, 2017. During the year ended December 31, 2017, the Company amortized $200,360 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $2,019,717 in lieu of cash interest payments, increasing the net carrying value of the Series 2023 Notes Payable to $14,331,142 at December 31, 2017. As part of the amendment agreement, the holders of the Series 2023 Notes received warrants to purchase 3,720,000 million shares of common stock at $0.10 per share. The Black Scholes value of these warrants totaled $224,290.

As of September 30, 2018, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At September 30, 2018 and December 31, 2017, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2017, stockholders of the Company approved to increase the authorized shares of common stock from 250,000,000 to 400,000,000 shares, $0.001 par value per share. At September 30, 2018 and December 31, 2017, 175,513,549 and 140,763,549 shares were issued and outstanding, respectively.

2018

During the nine months ended September 30, 2018 the Company issued (i) 1,500,000 shares of common stock at a price of $0.04 per share to a consultant for investor relation services to be performed, (ii) 17,375,000 shares of common stock at a price of $0.04 per share, (iii) 3,000,000 shares of common stock at a price of $0.05 per share, (iv) 1,000,000 shares of common stock at a price of $0.10 per share, (v) 2,000,000 shares of common stock at a price of $0.04 per share upon the exercise of a warrant to purchase shares of common stock, and (vi) 9,875,000 units, (one unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15) at a price of $0.08 per unit.

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

NOTE 9– OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the nine months ended September 30, 2018:

	Shares Issuable upon Exercise of	Weighted
	Outstanding Warrants	Average Exercise Price

Outstanding at January 1, 2018	18,813,373	$0.14
Issued	9,875,000	$0.15
Exercised	(2,000,000)	$0.04
Forfeited	—	—
Outstanding at September 30, 2018	26,688,373	$0.15

A summary of the status of the warrants outstanding and exercisable at September 30, 2018 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	2.6	$1.15
$0.25	3,283,283	3.8	$0.25
$0.04	2,068,750	4.1	$0.04
$0.10	11,000,000	4.3	$0.10
$0.15	9,875,000	2.8	$0.15
	26,688,373	3.6	$0.15

The aggregate intrinsic value of the outstanding warrants at September 30, 2018 was $254,813.

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

On December 7, 2016, the stockholders of the Company approved the 2016 Incentive Plan. The purpose of the 2016 Incentive Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants, and non-employee directors’ incentive awards in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s stockholders. The aggregate number of shares of Common Stock that may be issued or used for reference purposes under the 2016 Incentive Plan or with respect to which awards may be granted may not exceed 15,000,000 shares, which may be either (i) authorized and unissued Common Stock or (ii) Common Stock held in or acquired for the treasury of the Company.

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

The significant assumptions relating to the valuation of the Company's options granted during the nine months ended September 30, 2018 were as follows on a weighted average basis:

Dividend Yield	0%
Expected Life (in years)	2.48 – 2.96
Expected Volatility	163.73% – 177.59%
Risk Free Interest Rate	2.54% – 2.62%

A summary of the status and changes of the options granted under stock option plans and other agreements during the nine months ended September 30, 2018:

	Shares Issuable	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2017	57,057,768	$0.36
Granted	4,224,999	$0.11
Exercised	—	—
Forfeited	(282,645)	1.36
Outstanding at September 30, 2018	61,000,122	$0.34

During the nine months ended September 30, 2018, the Company granted 4,224,999 options to purchase the Company’s common stock with a weighted average exercise price of $0.11. The options vest monthly through June, 2019.

A summary of the status of the options outstanding at September 30, 2018 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price ($)	Number	Weighted Average Exercise Price ($)

0.06 - 0.11	36,245,288	0.06	28,920,287	0.06
0.12 - 0.21	3,581,395	0.13	2,331,390	0.13
0.22 - 0.66	4,280,093	0.27	4,280,093	0/27
0.68 – 1.10	12,251,286	0.75	12,251,286	0.75
1.15 – 1.90	4,642,060	1.66	4,642,060	1.66
	61,000,122	0.34	52,425,116	0.39

On December 14, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on December 13, 2027. At December 31, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on February 1, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At September 30, 2018, the achievement of the performance targets was not deemed probable.

Compensation expense of $60,430 and $964,647 has been recognized for the vested options for the three and nine months ended September 30, 2018. The aggregate intrinsic value of the outstanding options at September 30, 2018 was $1,785,196. At September 30, 2018, (i) $85,464 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.45 years on a weighted average basis; and (ii) $354,750 of unamortized compensation expense for performance-based unvested options will be recognized as the achievement of the performance targets becomes probable.

NOTE 10 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At September 30, 2018, the weighted average shares outstanding excluded options to purchase 61,000,122 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 96,813,732 shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At September 30, 2017, the weighted average shares outstanding excluded options to purchase 21,277,479 shares of common stock of the Company, warrants to purchase 10,000,873 shares of common stock of the Company and 52,075,593 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 11– COMMITMENTS AND CONTINGENCIES

Office Lease

On January 1, 2017, the Company moved its headquarters to a temporary location. The Company paid a monthly rent of $6,000 through March 31, 2017 for the temporary office. On April 1, 2017, the Company entered into a 5-year lease agreement for permanent office space. At September 30, 2018, the Company’s total monthly office rental payments, due through March 31, 2022, was $396,114. At September 30, 2018, $26,883 of total rent payments are due through December 31, 2018, $109,953 of total rent payments are due through December 31, 2019, $113,253 of total rental payments are due through December 31, 2020, $116,649 of total rent payments are due through December 31, 2021 and $29,376 of total rent payments are due through March 31, 2022.

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

For the nine months ended September 30, 2018, the Company’s largest customer accounted for approximately 94% of total revenue and at September 30, 2018 amounts owed by the Company’s two largest customers represented 68% of accounts receivable.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K/A for the year ended December 31, 2017. There have been no material changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2018 compared to the disclosures on Form 10-K/A for the year ended December 31, 2017.

Recent Accounting Pronouncements

See NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2018	2017	Amount	%

REVENUES	$4,682,003	$148,303	$4,533,700	3,057%

OPERATING EXPENSES:
Production costs	581,072	412,713	168,359	41%
Exploration costs	36,068	47,172	(11,104)	(24)%
General and administrative	613,605	664,217	(50,612)	(8)%
Depreciation expense	318,182	329,357	(11,175)	(3)%
Total Operating Expenses	1,548,927	1,453,459	95,468	7%

Operating Income (Loss)	3,133,076	(1,305,156)	4,438,232	340%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(608,585)	(2,527,374)	(1,918,789)	(76)%
Gain (loss) on revaluation of PIK Note derivative	3,021,500	(570,473)	3,591,973	630%
Other expense, net	(9,433)	(4,064)	5,369	132%

Total Other Income (Expense)	2,403,482	(3,101,911)	5,505,393	177%

NET INCOME (LOSS)	$5,536,558	$(4,407,067)	$9,943,625	226%

Revenue for the three months ended September 30, 2018 totaled $4,682,003, compared to $148,303 for the same period in 2017, an increase of $4,533,700 or 3,057%. The increase was driven primarily by the sale of the Company’s 4.5 million tons of surface pile material for $4,546,145. The five surface piles of the Dragon Mine property were created primarily from the production of unusable clay mineral during open pit and underground mining operations carried out between 1949 and 1976. The piles contain a mixture of halloysite, kaolinite and illite in addition to a range of non-clay minerals. The five surface piles will be used as a natural pozzolan to extend Class F fly ash. The Company will receive an additional $1.00 for every ton of surface pile material it removes from the Dragon Mine property.

Sales of DRAGONITE during the three months ended September 30, 2018 totaled $131,268, a decrease of $14,635 or 10% when compared to the same period in 2017. Sales of AMIRON during the three months ended September 30, 2018 totaled $971 compared to $1,000 during the same period in 2017. The decrease in sales of DRAGONITE was driven by a decline in sales to three customers performing development work, partially offset by sales to a customer preparing to commercialize a product utilizing DRAGONITE in late 2018 or early 2019. During the period the Company recognized $3,620 of revenue related to the rental of its water truck to an exploration company.

Total operating expenses for the three months ended September 30, 2018 were $1,548,927 compared to $1,453,459 for the same period in 2017, an increase of $95,468 or 7%. The increase in operating expenses was driven by a $168,359 or 41%, increase in production expenses partially offset by a $50,612 or 8% decrease in general and administrative expense, a $11,104 or 24% decrease in exploration costs, and a $11,175 or 3% decrease in depreciation expense.

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

Production costs incurred during the three months ended September 30, 2018 totaled $581,072 compared to $412,713 of production costs incurred during the same period in 2017. The increase of $168,359 was driven primarily by the inclusion of a commission payment of $227,307 related to the sale of the Company’s surface pile material. Excluding the commission payment, production costs incurred during the three months ended September 30, 2018 totaled $353,765. Excluding the payment of the commission related to the sale of the surface pile material, production costs for the three months ended September 30, 2018 would have decreased by $58,948 compared to the same period in 2017. The $58,948 decrease was resulted primarily from a $72,895 decrease in employee wages and related benefits due to a reduction in employee headcount at the Dragon Mine, the absence of $26,171 of legal fees related to an MSHA investigation during the same period in 2017 and a $25,882 decrease in mining related expense, partially offset by a $66,000 increase in tolling costs of DRAGONITE by BASF.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2018 were $36,068 compared to $47,172 incurred during the same period in 2017, a decrease of $11,104 or 24%. The decrease was driven primarily a reduction in non-production related expenses such as consulting expense and costs associated with staffing and running the Company’s lab at the Dragon Mine.

General and administrative expenses incurred during the three months ended September 30, 2018 totaled $613,605 compared to $664,217 during the same period in 2017, a decrease of $50,612 or 8%. The Company’s selling and administrative expenses are associated primarily with its corporate headquarters in Brooklyn, N.Y.

The $50,612 decline in general and administrative expense was driven by a $39,477 decline in wages and other employee expense due primarily to a reduction in total cash compensation of certain employees, a $29,524 decrease in insurance expense related to a lower amortization of prepaid insurance premium and $26,664 decrease in travel related expense. The decrease was partially offset by a $37,353 increase in equity-based compensation related to the amortization of common stock options granted to employees and consultants and a $7,700 increase in legal fees for work related to the Company’s June, 2018 capital raise and payment made to a compensation consultant.

Operating income incurred during the three months ended September 30, 2018 was $3,133,076, an increase of $4,438,232 when compared to the same period in 2017. The increase in operating income during the quarter was due to a 3,057% increase in revenue and a 35% decrease in exploration, general and administrative and depreciation expense, partially offset by a 41% increase in production costs.

Total other income (expense) incurred during the three months ended September 30, 2018 was $2,403,482, a decrease in expense of $5,505,393 or 177% compared to the same period in 2017. The decrease in other expense during the period was driven by a $1,918,789 or 76% decrease in interest expense incurred due to the restructuring of the terms of the Company’s outstanding PIK Notes and an $3,591,973 or 630% decrease in the loss realized on the revaluation of the PIK Note derivative liability due to a decrease in the value of the Company’s common stock.

Net Income for the three-month period ending September 30, 2018 was $5,536,558, a decrease in loss of $9,943,625 or 226%, when compared to the same period in 2017. The decrease in loss was due primarily to a $4,533,700 increase in revenues and a $5,505,393 decrease in other expense, partially offset by a $95,468 increase in operating expenses.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2018	2017	Amount	%

REVENUES	$4,820,088	$2,300,998	$2,519,090	109%

OPERATING EXPENSES:
Production costs	937,614	2,125,007	(1,187,393)	(56)%
Exploration costs	147,680	304,631	(156,951)	(52)%
General and administrative	2,687,961	2,137,655	550,306	26%
Depreciation expense	963,144	989,122	(25,978)	(3)%
Total Operating Expenses	4,736,399	5,556,415	(820,016)	(15)%

Operating Income (Loss)	83,689	(3,255,417)	3,339,106	103%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(3,729,540)	(6,843,524)	(3,113,984)	(46)%
Gain (loss) on revaluation of PIK Note derivative	(3,557,004)	1,066,368	(4,623,372)	(434)%
Other income, net	344,392	21,620	322,772	1,493%

Total Other Expense	(6,942,152)	(5,755,536)	1,186,616	21%

NET LOSS	$(6,858,463)	$(9,010,953)	$(2,152,490)	(24)%

Revenue generated during the nine months ended September 30, 2018 was $4,820,088, compared to $2,300,998 of revenue generated during the same period in 2017, an increase of $2,519,090 or 109%. The increase was driven primarily by the sale of the Company’s 4.5 million tons of surface pile material for $4,546,145. The five surface piles of the Dragon Mine property were created primarily from the production of unusable clay mineral during open pit and underground mining operations carried out between 1949 and 1976. The piles contain a mixture of halloysite, kaolinite and illite in addition to a range of non-clay minerals. The five surface piles will be used as a natural pozzolan to extend Class F fly ash. The Company will receive an additional $1.00 for every ton of surface pile material it removed from the Dragon Mine property.

The increase in revenue was partially offset by a decline in sales of AMIRON. Sales of AMIRON during the nine months ended September 30, 2018 totaled $29,492, a decline of $1,374,620 or 98%. The decline was due primarily to the fulfillment by the Company of a 5-year, $5.0 million take-or-pay supply agreement of AMIRON in June, 2017. Sales of DRAGONITE during for the nine months ended September 30, 2018 totaled $264,342, a decrease of $631,771 or 71%. The decline was due primarily to a $383,240 decrease in sales to a manufacturer of advanced molecular sieves for use as an additive, a $196,800 decline in sales for to a manufacturer of injection molded architectural products for use as a nucleating agent, and a $138,000 decline in sales to a polymer compounder for use as a nucleating agent. The decline was partially offset by $92,000 of sales to a manufacturer of industrial products for use as a flame retardant additive.

Total operating expenses for the nine months ended September 30, 2018 were $4,736,399 compared to $5,556,415 of operating expenses incurred during the same period in 2017, a decrease of $820,016 or 15%. The decline in operating costs was driven primarily by a $1,187,393 or 56% decline in production costs and a $156,951 or 52% decline in exploration costs, partially offset by a $550,306 or 26% increase in general and administrative costs.

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

Production costs incurred during the nine months ended September 30, 2018 were $937,614 compared to $2,125,007 of costs incurred during the same period in 2017, a decrease of $1,187,393 or 56%, when compared to the same period in 2017. The decline in production costs was driven primarily by the elimination of costs such as employee wages and benefits, utilities, fuel and other production inputs, associated with the fulfillment in June, 2017 of the 5-year, $5 million take-or-pay contract for AMIRON. Additionally, the Company further reduced headcount on a temporary basis at the Dragon Mine during the nine months ended September 30, 2018, which also contributed to the decline in production costs.

Exploration costs are associated with the Company’s activities at its Dragon Mine location, excluding costs directly associated with production. Exploration costs incurred during the nine months ended September 30, 2018 were $147,680 compared to $304,631 incurred during the same period in 2017, a decrease of $156,951, or 52%, when compared to the same period in 2017. The decrease was driven primarily a reduction in non-production related expenses such as consulting expense and costs associated with staffing and running the Company’s lab at the Dragon Mine.

The Company’s general and administrative expenses are associated primarily with its New York operations. General and administrative expenses incurred during the nine months ended September 30, 2018 totaled $2,687,961 compared to $2,137,655 of expense incurred during the same period in 2017, an increase of $550,306 or 26%. The increase was driven primarily by an $818,760, or 561%, increase in equity-based compensation expense associated with options granted to the Company’s management and directors during the latter half of 2017. The increase in equity-based expense was partially offset by a $130,568, or 11%, decrease in cash compensation paid to specific executives, a $93,082 decline in travel and entertainment expense, and a $23,496 decrease in utility expense.

Operating income incurred during the nine months ended September 30, 2018 was $83,689 compared to a loss of $3,255,417 incurred during the same period in 2017, a increase in operating income of $3,339,106 or 103%. The increase in operating income during the period was due to a 109% increase in revenue, a 56% decrease in production costs and a 52% decrease in exploration costs, partially offset by a 26% increase in general and administrative expense.

Total other expense during the nine months ended September 30, 2018 totaled $6,942,152, an increase of $1,186,616 or 21%. The increase in other expense was driven primarily by an $3,557,004 loss realized on the revaluation of the PIK Note derivative liability compared to a $1,066,368 gain realized during the same period in 2017, partially offset by a $3,113,984, or 46%, decrease in interest expense due to a restructuring of the Company’s Series A and Series 2023 Notes and a $322,772, or 1,493%, increase in other income comprised primarily of lease income earned during the three months ended March 31, 2018.

Net Loss for the nine-month period ending September 30, 2018 was $6,858,463 compared to a loss of $9,010,953 incurred during the same period in 2017, a decrease in net loss of $2,152,490 or 24%. The decrease in net loss was driven primarily by a $2,519,090 increase in total revenue and an $820,016 decrease in total operating expense, partially offset by a $1,186,616 increase in total other expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the nine months ended September 30, 2018, the Company’s net loss was $6,858,463 and cash used in operating activities was $2,153,123. As of September 30, 2018, the Company had current assets of $3,935,991 and current liabilities of $1,057,037 of which $422,919 was accrued PIK Note interest likely to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $157,040 of payables to a compounder for which it has agreed to satisfy in halloysite product and (ii) $132,635 of disputed accrued expenses for which the Company believes it has a statute of limitations defense.

Based on the Company’s current cash usage expectations, management believes it has sufficient liquidity to fund its operations through November 19, 2019.

Cash generated from operating activities during the nine months ended September 30, 2018 was $2,153,123 compared to a usage of cash of $1,414,895 during the same period in 2017, a difference of $3,568,018. Before accounting for changes in operating assets and liabilities, cash generated from operating activities during 2018 was $2,409,114 compared to a usage of cash of $2,445,939 during the same period in 2017. The difference was driven by the $2,519,090 increase in revenue realized during 2018 compared to 2017.

Cash used in investing activities during the nine months ended September 30, 2018 was $23,063 compared to $43,753 during the same period in 2017, a decrease of $20,690 or 47%. The decrease was primarily due to a lower level of expenditure related to capital improvements.

Cash provided by financing activities during the nine months ended September 30, 2018 was $1,605,526 compared to $679,664 during the same period in 2017. The $925,862 increase in cash generated during the period was due primarily to $1,735,000 of proceeds generated from the sale of common stock of the Company and $80,000 of proceeds from the exercise of warrants to purchase shares of common stock of the Company.

Total assets at September 30, 2018 were $6,051,627 compared to $3,324,164 at December 31, 2017, an increase of $2,727,463 due primarily to the increase in cash balance. Total liabilities were $43,271,225 at September 30, 2018, compared to $36,524,946 at December 31, 2017. The increase in total liabilities was due primarily to a $3,690,842 increase in the balance of the PIK Note derivative liability and a $3,223,359 increase in the PIK Note balance due to the issuance of additional PIK Notes in lieu of cash interest payments.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

The following table summarizes our contractual obligations as of September 30, 2018 that requires us to make future cash payments:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$396,114	$109,146	$228,216	$58,752	$	- 0 -

Total	$396,114	$109,146	$228,216	$58,752	$	- 0 -

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no exposure to fluctuations in interest rates, foreign currencies, or other factors.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were, as of the end of the fiscal quarter covered by this quarterly report, ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

During July 2018, the Company sold 1,875,000 units at a price of $0.08 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15. The proceeds from the sale were used to fund working capital.

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

APPLIED MINERALS, INC.

Dated: November 19, 2018	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: November 19, 2018	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer