Form 10-K
period 2018-12-31
Applied Minerals, Inc.
filed 2019-04-16
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on the last sales price on the OTC Bulletin Board on that date, was approximately $29,518,553.

As of April 16, 2019 there were 175,513,549 shares of common stock outstanding.

APPLIED MINERALS, INC.

YEAR 2018 ANNUAL REPORT ON FORM 10-K

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

Sales

In 2018, we recorded revenues of $4,873,161, of which $4,868,466 was related to sales of DRAGONITE to 22 customers, $1,075 was related to sales of AMIRON to one customer and $3,620 was related to rental revenue of the Company’s water truck to an exploration company.

Characterization of the Mineralization

Over the last ten years, the Company has expended significant resources, including commissioning a resource study, to determine the amount, character and mineability of the mineralization of the deposits at the Dragon Mine.

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

In 2018, SEC adopted rules to modernize property disclosures for mining companies. Such rules go into effect in 2021. The mineralization indicated by the resource study would not qualify as a reserve under the new rules.

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

In October, 2017, we entered into a supply agreement with the Kaolin business unit of BASF (“Supply Agreement”). The Supply Agreement provides that the Company will sell, to the extent that BASF submits orders, up to 15,000 tons of halloysite to BASF per year and BASF may process and/or treat and will have an exclusive license (a) to sell halloysite on a worldwide basis for use within the following third party markets: (i) paints and coatings; (ii) inks; (iii) rubbers (excludes flame retardant and wire and cable applications); (iv) adhesives; (v) paper, and (vi) ceramic honeycomb catalytic substrates and (b) to sell halloysite to other business units of BASF.

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

We market our halloysite clay-based line of products under the tradename DRAGONITE. We have marketed our iron oxide line of products under the tradename AMIRON.

Halloysite is mined and marketed by other companies, primarily by a French company, Imerys, which owns the other major halloysite mine, which is located in New Zealand.  The halloysite from that mine is sold primarily for use in ceramics and tableware.   When new management came into the Company in 2009, new management decided to focus on new, premium-priced uses of halloysite.  Those premium-priced uses had been, and continue to be, identified typically in published research.  Because the Company is primarily dedicated to new, advanced uses of halloysite that would permit the Company to charge premium prices, the sales and marketing process is one that often takes an extended period of time. The Company’s pricing strategy is opportunistic and if significant competition develops, that strategy could be adversely affected.

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

In November, 2015, the Company entered into a $5.0 million agreement to supply a customer its AMIRON iron oxide to be delivered over an 18 month period. The customer used the AMIRON for a specialized catalyst application. The Company agreed not to sell for a five-year period AMIRON to others for such use. In addition, the Company agreed that the customer could order up to 20,000 tons of AMIRON per year during the five-year period. The customer has not purchased any additional AMIRON beyond the $5 million order. The customer can extend the exclusivity for an additional five years if, before the end of the initial five year period, it orders an additional $8 million of AMIRON. If the customer orders the additional $8 million, it can also order up to 20,000 tons of AMIRON per year during the second five-year period.

The $5 million sale of AMIRON is the Company’s only material sale of AMIRON.

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

Prior to a change in management in 2009, the Company did relatively little to categorize the mineralization at the Dragon Mine or to identify and exploit markets for the minerals. Since new management was installed in 2009, the Company has used and proposes to continue to use a consulting geologist to categorize the mineralization at the Dragon Mine and management has identified, developed and exploited premium-priced markets for halloysite and, with respect to the single $5 million sale noted above, iron oxide.

Resource Development/Exploration Drilling Expenses

In 2018 and 2017 the Company spent $195,685 and $508,861, respectively, on exploration and resource development.

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

The Company has commissioned an ongoing study described above that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. The mineralization described in the study does not qualify as reserves for purposes of Industry Guide 7

In 2018, SEC adopted rules to modernize property disclosures for mining companies. Such rules go into effect in 2021. The mineralization indicated by the resource study would not qualify as a reserve under the new rules.

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

We have a mineral processing plant with a capacity of up to 45,000 tons per annum for certain applications. The facility can be used for iron oxide or halloysite. It is currently being used for halloysite.

Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to its halloysite resource.  Such facility can “dry process” halloysite using a micronizing system.  Dry processing does not eliminate impurities such as iron oxide as effectively as wet processing but is useful in situations where wet processing in not necessary.

In October, 2017, we entered into a supply agreement with the Kaolin business unit of BASF Corp. pursuant to which BASF can purchase up to 15,000 tons per year, which it can process and sell into five specified markets. As of April 16, 2019, no sales of halloysite have been made by the Kaolin business unit.

MINING AND PRODUCTION ACTIVITY IN 2018 AND 2017

The following table discloses for the twelve (12) months ended December 31, 2018 and 2017, respectively (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company:

	2018	2017
Tons extracted
Halloysite clay	314	407
Iron oxide	0	8,704
Products produced (tons)
Halloysite clay	76	200
Iron oxide	0	8,962

CUSTOMERS

DRAGONITE

The Company currently has 16 active customers for DRAGONITE. While there is no assurance that any such prospects will result in commercial customers, management has a reasonable belief that seven (7) major pieces of business may close in 2019, and close this year and another 13 programs with other customers that may close in 2020 or a little later.

AMIRON

In 2017, we sold $1,365,816 of iron oxide to one customer under a $5 million, take-or-pay sale agreement negotiated in 2015. During 2018 we sold an immaterial amount of AMIRON to two customers.

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2018 and 2017. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
	2018	2017
Sales for:
Commercial Production	97	95
Scale-Ups	2	5
Testing	*	*
Other	*	*
Total	100	100

* < 1%

SALES AND MARKETING

The Company markets and sells its products directly and/or through distributors.

The Company’s CEO spends a significant amount of his time on sales and marketing, directly and assisting the Company’s sales staff and distributors. The Director of Sales focuses on the marketing of the Company’s DRAGONITE products to high-value application markets and the establishment and management of relationships with distributors.

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

In October, 2017, we entered into an supply agreement with the Kaolin business unit of BASF Corp. (“Supply Agreement”).  The Supply Agreement provides that the Company will sell halloysite to BASF and BASF may process and/or treat and will have an exclusive license to sell halloysite on a worldwide basis for use within the following third party markets: (i) paints and coatings; (ii) inks; (iii) rubbers (excludes flame retardant and wire and cable applications); (iv) adhesives; (v) paper, and (vi) ceramic honeycomb catalytic substrates and (b) use by other business units of BASF provided that such BASF business unit only uses or sells the halloysite as part of a product another product.  Under the terms of the Supply Agreement, each party is reimbursed from the proceeds of sale for its direct costs and the Company and the BASF Kaolin business unit equally share the profits of any sales of halloysite by the Kaolin business unit.  The Supply Agreement has an initial term of three years and automatically renews unless one party terminates.  As of April 16, 2019, no sales of halloysite have been made by the Kaolin business unit.

APPLICATION MARKETS

DRAGONITE

The following is a description of the application markets in which the Company has commercial customers for halloysite-based DRAGONITE products:

Molecular Sieves and Catalysts.

Molecular Sieves.  DRAGONITE™ is a binder to zeolite crystals to enhance a molecular sieve’s productivity in critical functions such as drying of natural gas and air, separation of liquid from product streams, and separation of impurities from a gas stream. DRAGONITE possesses a dispersion ability that allows it to combine with the zeolite crystals without reducing the rate of diffusion of liquids and gases. DRAGONITE’s fine particle size, porosity, and thermal stability also ensure that adsorbates diffuse rapidly through the sieve without affecting the adsorbent blend’s physical properties.

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

AMIRON

The AMIRON line of natural iron oxide-based products can be used in technical and pigmentary application markets.  An immaterial amount of sales of AMIRON were made in 2018 and no sales of AMIRON have been made so far in 2019.

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

The Company is not currently devoting significant efforts or resources to marketing AMIRON. It cannot be assured that we will be successful in penetrating markets for AMIRON.

RESEARCH, DEVELOPMENT AND TESTING

The Company’s research and development and testing efforts are focused on the continued creation of commercial applications for our halloysite-based products and our iron oxides. The Company conducts research and development efforts internally and occasionally through consultants. The Company is using BASF to conduct research. The Company also conducts product research and development collaboratively with distributors, customers and potential customers.

In 2018 and 2017, the Company spent $0 and  $170,407 for testing and research, respectively.

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

EMPLOYEES

As of March 30, 2019, the Company had 13 employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.

We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2018 and 2017, the Company sustained losses from continuing operations of $3,325,993 and $14,910,659, respectively. At December 31, 2018 and 2017, the Company had accumulated deficits of $107,819,850 and $104,493,857, respectively. We have very limited cash as of the date of this report, negative cash flow, and continuing unprofitable operations. Accordingly, our independent registered public accounting firm, MaloneBailey, LLP, has included a going concern paragraph in its opinion on our financial statements.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm, identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

The existence of a material weakness could result in errors in our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock

MATURITY OF OUTSTANDING PIK-ELECTION CONVERTIBLE NOTES.

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

The Company has two series of convertible, PIK notes outstanding, 3% PIK-Election Convertible Notes due May 1, 2023 ("Series A Notes") and 3% PIK-Election Notes due August 1, 2023 (“Series 2023 Notes”). As of April 16, 2019, the outstanding balance of the Series A Notes was approximately $27.6 million and the outstanding balance of the Series 2023 Notes was approximately $16.4 million. If the Company continues to pay interest in additional PIK Notes, the outstanding balances will increase to approximately $51.1 million in 2023.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes mature on May 1, 2023. The Series 2023 Notes mature on August 1, 2023.

The holders of the Series A Notes may convert their principal and accrued but unpaid interest into shares of common stock of the Company at any time.  As of April 16, 2019, the conversion price of the Series A Notes was $0.40 per share and would have converted into approximately 70.0 million shares of common stock of the Company. As of April 16, 2019, the conversion price of the Series 2023 Notes was $0.59 per shares and would have converted into approximately 28.4 million shares of common stock of the Company.

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

COMPETITION

Competition from Other Miners of Halloysite

Currently there is limited competition involving the sale of our halloysite-based DRAGONITE products in our advanced-applications target markets. If our DRAGONITE products penetrate our advanced-application target markets, we may face significant competition from competitors as well as from non-halloysite solutions often sold by larger, more established companies. The basis for competition is performance, price and reliability. The Company’s pricing strategy is opportunistic and if significant competition develops, that strategy could be adversely affected.

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

To our knowledge, significant production of high-grade halloysite from large deposits for specialist industrial use at present is limited to the Dragon Mine and open pit mines owned by Imerys, a large French minerals company, in Northland, New Zealand, and in mines in Turkey and in China

The New Zealand mines produce about 15,000 tons of halloysite per year. The raw clay from New Zealand contains around 50% halloysite, 50% silica minerals (quartz, cristobalite, tridymite, amorphous silica), and minor feldspar. It must be processed to eliminate the crystalline silica materials. A 2014 Safety Data Sheet for Imerys’ product states “This product contains between 1% and 10% of quartz (fine fraction), and quartz (fine fraction) is classified as STOT RE1, which means definitely toxic to humans or toxic effect was determined in animal experiments after repeated exposure.”

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

To our knowledge, Imerys has not made any significant efforts so that its halloysite can penetrate that advanced markets that the Company is attempting to penetrate.

Halloysite from Turkey is sold for use in catalysts for a very low price, but it may not have the same functionality as the Company’s halloysite. For some uses such functionality may not be necessary.

Halloysite from China is being sold for use in molecular sieves.

A company owning a deposit in Idaho claims to have proven and probable reserves of halloysite of 382,000 tons and that it will produce halloysite products and market them for some of several uses.  Some of those uses are the same as the uses for which the Company is marketing its Dragonite.

Smaller deposits occur in many countries including Japan, Korea, China, Thailand, Indonesia, Australia, South America, and Europe. It is reported that halloysite from China, Brazil, Poland, and Turkey is sold commercially, but halloysite from other locations may be sold commercially. Halloysite is typically used for ceramics and paper coating.

The degree or extent to which the halloysite from other deposits can or will compete with our halloysite-based products is subject to a variety of factors, including the following:

●	Deposits of halloysite are formed under a variety of geological conditions of hydrothermal alteration and weathering. As a result, the nature and extent of impurities, the length of the tube, thickness of the walls, and the size of the pore or lumen can all vary. In many deposits, the halloysite is mixed with significant amounts of other clays, limiting its usefulness for certain applications. Other deposits can contain significant amounts of crystalline silica and/or cristobalite, which may limit the usefulness for certain applications and/or require additional processing, although given the fine grain of silica and cristobalite, there are limits to the ability to eliminate them. Other deposits contain more iron oxide than is acceptable, requiring additional processing. Other deposits may be of high quality.

●	Some deposits are subject to difficulties relating to mining. Some deposits are located in geographically isolated areas.

The global resource base for economically mineable halloysite might be expanded to meet substantial growth in demand, especially if demand was for higher-value markets that would justify higher costs for mining and processing out containments. Such expansion might be anticipated both through the discovery of new deposits and through the adoption of more elaborate process methods to separate halloysite occurring within lower-grade sources. Competition from the other halloysite producers could arise and could adversely affect sales and margins and such competition would be based on performance and/or price. In particular, competition could affect the Company’s sales strategy of opportunistic pricing.

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

We believe the physical plant and equipment utilized at the Dragon Mine are in satisfactory condition to continue our current mining and processing activity except where the Company anticipates using a third party to beneficiate its halloysite. The Company continually reviews the adequacy of its physical plant and equipment inventory and expects to invest accordingly to ensure that the size and quality of its physical plant and equipment can meet its needs. Currently, our physical plant includes, but is not limited to, two processing mills, a dry house, a site office, a general storage facility, an equipment repair facility, and a structure housing three IR compressors, which are used to power the mill and certain drilling equipment used underground. Our mining equipment includes, but is not limited to, a road header, an underground drill, a deep drill, a skid steer, a front-end loader and a number of other pieces traditionally used to mine underground. There are some pieces of equipment we choose to rent on a daily basis rather than own or lease to own. The Company uses diesel fuel and propane and has water transported to the property from an external source. The property has sufficient access to roads to enable the transportation of materials and products. The property also has a well-equipped laboratory used for quality control and research.

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

The Company has commissioned a study of the mine’s “resources” that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. The mineralization described in the study does not qualify as reserves under Industry Guide 7.

In 2018, SEC adopted rules to modernize property disclosures for mining companies. Such rules go into effect in 2021. The mineralization indicated by the resource study would not qualify as a reserve under the new rules.

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

In consideration of the Exploration License CMC paid the Company $350,000 upon the execution of the agreement and paid it $150,000 on the first anniversary of the Exploration License in December 2018. CMC will pay the Company $250,000 on or before each subsequent anniversary during the Exploration License term following the first anniversary of the Effective Date of this Agreement unless the Exploration License is terminated earlier by CMC by exercising the option or failing to make the required payment for the Exploration License.

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

	Year 2018		Year 2017
	High	Low	High	Low
First Quarter	$0.22	$0.05	$0.13	$0.08
Second Quarter	$0.18	$0.10	$0.08	$0.03
Third Quarter	$0.17	$0.10	$0.05	$0.02
Fourth Quarter	$0.10	$0.04	$0.10	$0.04

Record Holders

As of December 31, 2018, there were approximately 647 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000.  The number of shares subject to the 2016 IP was 15,000,000.

Plans Not Approved by Stockholders

Prior to the adoption of the November 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements.

In May and August, 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000. The Company granted options to purchase 1,993,655 shares of common stock under the 2016 LTIP.

In 2017, prior to the adoption of the 2017 Incentive Plan (“2017 IP”) in August, 2017, the Company granted options to purchase 870,000 shares of common stock under individual arrangements.

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company has granted options to purchase 39,245,288 shares of common stock under the 2017 IP.

Equity Compensation Information

As of December 31, 2018

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,553,249	(1)	$1.05	16,346,751
Equity compensation plans not approved by security holders	47,313,596	(2)	$0.17	761,057
Total	54,866,845		$0.29	17,107,808

(1)	Includes options granted under the November 2012 LTIP and 2016 IP

(2)	The following options were granted under the 2016 Long-Term Incentive Plan:

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

On August 18, 2017, the Board granted 27.5 million options to five members of management. The options are ten-year options with an exercise price of $0.06 per share. The closing market price on December 14, 2017 was $0.04.

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

The following options were granted under the Company’s 2017 Incentive Plan:

On August 18, 2017, options were granted to Named Executive Officers as follows: Andre Zeitoun: 11,910,772 options; Christopher Carney: 4,780,550 options; William Gleeson: 3,749,439 options.

On August 18, 2017, the Board of Directors granted options to directors other than to Mr. Zeitoun, who does not receive compensation for service on the Board.  The exercise price of the options is $0.06 and the number of options is determined by dividing the dollar amount of the fee by $0.06. The closing market price of the Company’s common stock on August , 2017 was $0.04.

The options cover fees for Board service for the fourth quarter of 2017 and the first three quarters of 2018, except for service on the Operations Committee. The options vested in four tranches quarterly.

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

The total number of options granted to each of the directors is as follows: Mr. Betz — 1,791,667; Mr. Concha: 3,250,000; Mr. Levy — 1,000,000; and Mr. Zamani — 833,333.

On December 21, 2017, the Company granted options to purchase 545,289 shares to Alexandre Zyngier. Each option has an exercise price of $0.075 and a term of ten (10) years. Of the options granted to Mr. Zyngier, 45,290 vested on December 21, 2017, 166,666 vest on January 1, 2018, 166,666 vest on April 1, 2018 and 166,667 vest on July 1, 2018.

In 2018 at the direction of Mr. Barry, with respect to his fees for service through September 30, 2019, the Company granted options to purchase 347,222 shares to two funds managed by his employer, Samlyn Capital, LLC. In 2018, at the direction of Mr.Pohly with respect to his fees for service through September 30, 2019, the Company granted options to purchase 277,777 shares to a fund managed by his employer, Kingdon Capital Management LLC.

The 2017 Incentive Plan was adopted on December 14, 2017 by the Board of Directors. Forty million (40,000,000) shares of Common Stock are subject to the 2017 Incentive Plan. The options granted under the 2017 Incentive Plan will cease to be effective if the Certificate of Incorporation is not amended to increase the number of authorized shares of Common Stock.

	12-31-13	12-31-14	12-31-15	12-31-16	12-31-17	12-31-18
Applied Minerals, Inc.	$100	$66	$25	$11	$5	$5
iShares Russell Microcap ® Index ETF	$100	$102	$96	$114	$127	$110
S&P Metals & Mining Index	$100	$73	$36	$72	$86	$62

* Cumulative return assumes a $100 investment of each respective security at December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2018	2017	2016	2015	2014
Revenue	$4,873.2	$2,444.7	$4,013.1	$507.5	$234.2
Net loss	$(3,326.0)	$(14,910.7)	$(7,639.8)	$(9,805.1)	$(10,316.3)
Net loss - basic	$(0.02)	$(0.13)	$(0.07)	$(0.10)	$(0.11)
Net loss - diluted	$(0.02)	$(0.13)	$(0.07)	$(0.10)	$(0.11)
Cash and equivalents	$2,892.3	$47.7	$1,049.9	$1,803.1	$10,701.7
Total assets	$4,137.0	$3,324.2	$6,079.5	$8,339.4	$18,457.7
Long-term liabilities	$36,825.3	$35,291.9	$25,229.7	$22,245.4	$23,119.0
Shareholders’ (deficit)	$(34,118.7)	$(33,200.8)	$(20,968.1)	$(15,739.7)	$(7,517.0)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Applied Minerals, Inc. is a global producer of DRAGONITE halloysite clay and AMIRON advanced natural iron oxides. We are a vertically integrated operation focused on developing grades of DRAGONITE and AMIRON that can be utilized for both traditional and advanced end-market applications. We have mineral production capacity of up to approximately 55,000 tons per year. See “ITEM 1. BUSINESS” for further details regarding both our business strategy.

CRITICAL ACCOUNTING POLICIES

The following accounting policies have been identified by management as policies critical to the Company’s financial reporting:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, warrant and PIK note derivative liabilities, stock compensation, impairment of long-lived assets and valuation allowance on income taxes. Actual results could differ from such estimates or assumptions.

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings per share”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company elected to adopt the standard on January 1, 2019, which is the date of initial application. The Company is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that the adoption of the new guidance will have a significant impact on its balance sheet.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period consolidated financial statements. The Company elected to adopt the standard on January 1, 2019. The Company is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that adoption of the new standard will not have a material effect on its consolidated statements of operations, will result in a gross-up on our consolidated balance sheets and will have no effect on our consolidated statements of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

Results of Operations - 2018 Compared to 2017

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31				Variance
	2018	% of Rev.	2017	% of Rev.	Amount	%

REVENUES	$4,873,161	100%	$2,444,677	100%	$2,428,484	99%
OPERATING EXPENSES:
Production costs	1,229,283	25%	2,173,732	89%	(944,449)	(43%)
Exploration costs	195,685	4%	508,861	21%	(313,176)	(62%)
General and administrative *	3,123,448	64%	3,683,330	151%	(559,882)	(15%)
Depreciation expense	1,277,953	26%	1,316,537	54%	(38,584)	(3%)
Assets impairment	1,047,501	21%	0	0%	1,047,501	1047%
Total Operating Expenses	6,873,870	140%	7,682,460	314%	(808,590)	(11%)
Operating Loss	(2,000,709)	(40%)	(5,237,783)	(214%)	3,237,071	(62%)
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,298,743)	(47%)	(9,923,430)	(406%)	7,624,687	(77%)
Gain on revaluation of PIK Notes	478,591	10%	228,277	9%	250,314	110%
Other income	494,868	10%	22,277	1%	472,591	2,121%
Total Other (Expense)	(1,325,284)	(27%)	(9,672,876)	(396%)	8,347,592	(86%)
Net Loss	$(3,325,993)	(67%)	$(14,910,659)	(610%)	$11,584,666	(78%)

*	Includes $533,089 and $961,222 of non-cash stock compensation expense for 2018 and 2017, respectively, related to employee, director and consultant stock options.

Revenue generated during 2018 was $4,873,161 compared to $2,444,677 of revenue generated during the same period in 2017, a increase of $2,428,484 or 99%. The increase was driven primarily by the sale of the Company’s five surface piles to a leading building products and construction materials group for total proceeds of $4,546,145. The surface piles consisted of approximately 4.5 million tons of extracted material comprised primarily of clay and iron oxide. Per the terms of the agreement, the purchaser of the five surface piles will pay the Company an additional $1.00 for every ton of surface pile material it eventually removes from the Dragon Mine property.

Excluding the sale of the Company’s five surface piles, revenue during 2018 was $327,016 compared to $2,444,677 of revenue generated during 2017, a decrease of $2,117,661 or 87%. Sales of DRAGONITE during 2018 totaled $322,426, a decline of $748,192 or 70%, when compared to 2017. Sales of AMIRON during 2018 totaled $971, a decline of $1,373,089, or approximately 100%, when compared to 2017. During 2018 the Company generated $3,620 from the renting of some used equipment to a company performing exploration work near the Dragon Mine property. No such rental revenue was generated during 2017.

The $748,192 decline in sales of DRAGONITE during 2018 was due primarily to the absence of $383,240 of sales of DRAGONITE to the manufacturer of advanced molecular sieves, the absence of $273,976 of sales to one of the Company’s distributors, the absence of $138,000 of sales to a compounder of resins for use as a nucleating agent, and the absence of $72,000 of sales to a manufacturer of engineered wood products for use in a flame retardant coating, partially offset by an $85,718, or 1,045%, increase in sales to a global producer of insulation products for use as reinforcement additive and $36,000 in sales to a manufacturer of lawn and garden equipment for use as a nucleating agent.

The $1,373,089 decline in sales of AMIRON was driven primarily by the absence of $1,369,272 of sales due to the completion of an 18-month, $5.0 million take-or-pay contract in June of 2017.

Operating expenses incurred during 2018 totaled $6,873,870, a decrease of $808,590, or 11%, when compared to 2017. The 11% decline in operating expenses was driven primarily by a 62% decline in exploration, a 43% decline in production costs and a 15% decline in general and administrative expense, offset by an asset impairment of $1,046,501.

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

Production costs during 2018 were $1,229,283, a decline of $944,449, or 43%, when compared to 2017. During June, 2017 the Company completed the fulfillment of a take-or-pay supply agreement for its AMIRON iron oxide product. As a result of the completion of the supply agreement, certain direct costs associated with the mining and milling of the iron oxide product, costs associated with labor, utilities, fuel, and equipment rental and repair declined by $1,114,306 when compared to 2018. Productions costs during 2018 also declined due to a $56,053 reduction in clay tolling expense due to lower volumes of clay master batch produced in 2017, partially offset by an increase in volumes of clay tolled at BASF during 2018, a $37,289 decline in freight costs due to lower volumes of clay sent to BASF for toll processing, and an $18,183 decline in general liability insurance expense for the Dragon Mine property. The decreases in production costs were partially offset primarily by the incurrence of $234,097 in sales commission related to the sale of the Company’s surface piles in August, 2018 and a $35,779 increase in property tax expense.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities.  Exploration costs, excluding depreciation expense, incurred during 2018 totaled $195,685 compared to $508,861 incurred during 2017, a decrease of $313,176 or 62%. The decline in exploration costs during the period was driven primarily by a $121,400 reduction in non-production employee wages and benefits, a $70,336 reduction in consulting expense, a $52,208 decrease in postage and shipping charges, and a $38,571 decrease in general electrical work at the Dragon Mine property.

General and administrative expenses for 2018 totaled $3,123,448 compared to $3,683,330 of expense incurred during the same period in 2017, a decrease of $559,879 or 15%. The Company’s general and administrative expenses are associated with expenses incurred at its New York operations. The largest component of the Company’s general and administrative expense includes employee compensation and expense related to the issuance of stock options to employees and consultants. The decrease was primarily driven by reduction of stock-based compensation expenses to employees and consultants.

Operating loss incurred during the year was $2,000,709, a decrease of $3,237,074, or 62%, when compared to 2017. The decrease was driven primarily by a $2,428,484 increase in revenue and a decrease in total operating expenses of $808,590.

Total other expense for 2018 was $1,325,284 compared to $9,671,876 during the same period in 2017, a decrease of $8,347,592 or 11%. The decrease in total other expense was driven primarily by a $3,513,917, or 73%, decrease in interest expense due primarily to a reduction in the annual interest rate of the Series A and Series 2023 PIK Notes from 10% to 3%, effective December 14, 2017, and a $5,092,942, or 85%, decrease in the amortization expense associated with the PIK Note discount. The decrease in total other expense was also driven by a $250,314, or 110%, increase in the gain on the revaluation of the PIK Note derivative liability, and $500,000 of lease income associated with an exploration agreement entered into with Continental Mineral Claims, Inc. in late 2017.

Net loss for 2018 was $3,325,993, a decrease of $11,584,666, or 78%, when compared to a net loss of $14,910,659 for 2017. The decrease in net loss was driven primarily by the $8,347,592, or 86%, decrease in total other expense and a $3,237,074, or 62%, decrease in operating loss when compared to 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2018, the Company’s net loss was $3,325,993 and cash provided by operating activities was $1,325,266. As of December 31, 2018, the Company had current assets of $3,289,485 and current liabilities of $1,430,323 of which $343,810 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include approximately (i) $157,000 of payables to a compounder for which it has agreed to satisfy in halloysite product and (ii) $149,359 of disputed or erroneously accrued expenses for which the Company believes it has a statute of limitations defense.

Cash provided by operating activities in 2018 was $1,325,266 compared to $2,108,388 of cash used during the same period in 2017. Cash provided by operating activities during 2018, after adjusting for non-cash items but before adjusting for changes in operating assets and liabilities, was $1,403,549, $3,428,516 more than the comparable period in 2017. The primary reason for this increase was the $2,428,484 increase in revenue in 2018 compared to 2017.

Cash used in investing activities during 2018 was $23,063 compared to $43,752 of cash used during the same period in 2017. The decrease was primarily due to acquired less equipment in 2018.

Cash provided by financing activities during 2018 was $1,542,485 compared to $1,149,912 in 2017. The $392,573 increase was due primarily to an increase of $675,000 in proceeds generated from the sale of common stock in 2018 compared to 2017, partially offset by a $199,061 decrease in proceeds generated from notes payable issuance and $45,000 decrease in proceeds from exercise of warrants to purchase shares of the Company’s common stock.

Our total assets as of December 31, 2018 were $4,136,978 compared to $3,324,164 as of December 31, 2017, or an increase of $812,814. The increase in total assets was due primarily to a $2,844,688 increase in cash due to increase in sales, a $158,569 increase in current deposits and prepaid expenses and a $106,559 increase in long-term deposits, partially offset by a $1,254,890 decrease in the net value of the Company’s property and equipment due to the depreciation of the assets during 2018 and $1,047,501 impairment of the Company’s property and equipment at year-ended December 31, 2018.

Management believes that in order for the Company to meet its obligations arising from normal business operations through April 16, 2020 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through April 16, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2018 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$369,231	$109,953	229,902	29,376	-0-

Rent expense for the years ended December 31, 2018 and 2017 was $127,000 and $119,241, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Applied Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Applied Minerals, Inc (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2018.
Houston, Texas
April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Applied Minerals, Inc. (the “Company") as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor from 2012 through 2018.

EISNERAMPER LLP
New York, New York
April 17, 2018

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,892,340	$47,652
Accounts receivable	32,654	27,265
Deposits and prepaid expenses	364,491	205,922
Total Current Assets	3,289,485	280,839
Property and Equipment, net	500,000	2,802,391
Other Assets
Deposits	347,493	240,934
Total Other Assets	347,493	240,934
TOTAL ASSETS	$4,136,978	$3,324,164
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$840,017	$958,767
PIK Note interest accrual	343,810	57,334
Current portion of notes payable	246,496	212,134
Total Current Liabilities	1,430,323	1,228,235
Long-Term Liabilities
PIK Notes payable, net of $8,556,591 and $9,755,832 debt discount, respectively	35,036,320	33,244,605
PIK Note derivative	1,780,072	2,047,264
Deferred Rent	8,949	4,842
Total Long-Term Liabilities	36,825,341	35,296,711
TOTAL LIABILITIES	38,255,664	36,524,946
Commitments and Contingencies (Note 13)
Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-0-	-0-
Common stock, $0.001 par value, 400,000,000 shares authorized, 175,513,549 and 140,763,549 shares issued and outstanding at December 31, 2018 and 2017, respectively	175,514	140,764
Additional paid-in capital	73,525,650	71,152,311
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(87,810,354)	(84,484,361)
Total Stockholders’ (Deficit)	(34,118,686)	(33,200,782)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$4,136,978	$3,324,164

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

REVENUES	$4,873,161	$2,444,677

OPERATING EXPENSES:
Production costs	1,229,283	2,173,732
Exploration costs	195,685	508,861
General and administrative	3,123,448	3,683,330
Depreciation expense	1,277,953	1,316,537
Asset impairment	1,047,501	0
Total Operating Expenses	6,873,870	7,682,460

Operating Loss	(2,000,709)	(5,237,783)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,298,743)	(9,923,430)
Gain on revaluation of PIK Note derivative	478,591	228,277
Other income	494,868	22,277
Total Other Income (Expense)	(1,325,284)	(9,672,876)

Net loss	$(3,325,993)	$(14,910,659)

Net Loss Per Share -Basic and Diluted	$(0.02)	$(0.13)

Weighted Average Shares Outstanding – Basic and Diluted	164,652,933	118,977,573

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ (Deficit)

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, December 31, 2016	108,613,549	$108,614	$68,506,530	$(20,009,496)	$(69,573,702)	$(20,968,054)

Shares issued for directors fees and other services	250,000	250	8,750	-0-	-0-	9,000

Shares issued for warrant exercise	3,125,000	3,125	121,875	-0-	-0-	125,000

Shares issued for private placement	26,500,000	26,500	1,033,500	-0-	-0-	1,060,000

Shares issued in lieu of payment for private placement fee	2,275,000	2,275	(2,275)	-0-	-0-	-0-

Warrants issued to holders of Series A and Series 2023 Notes	-0-	-0-	522,710	-0-	-0-	522,710

Stock-based compensation expense	-0-	-0-	961,221	-0-	-0-	961,221

Net Loss	-0-	-0-	-0-	-0-	(14,910,659)	(14,910,659)
Balance, December 31, 2017	140,763,549	140,764	71,152,311	(20,009,496)	(84,484,361)	(33,200,782)

Shares issued for directors fees and other services	1,500,000	1,500	58,500			60,000

Shares issued for warrant exercise	2,000,000	2,000	78,000			80,000

Shares issued for private placement	31,250,000	31,250	1,703,750			1,735,000

Stock-based compensation expense	-0-		533,089			533,089

Net Loss	-0-		-0-		(3,325,993)	(3,325,993)
Balance, December 31, 2018	175,513,549	$175,514	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(3,325,993)	$(14,910,659)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,277,953	1,316,537
Asset Impairment	1,047,501	1,000
Amortization of discount – PIK Notes	894,946	5,987,888
Amortization of deferred financing costs	91,004	20,766
Accrued interest on PIK Notes	1,303,640	4,817,557
Stock issued for director and consulting services	60,000	9,000
Stock-based compensation expense	533,089	961,221
(Gain) on revaluation of PIK Notes derivative	(478,591)	(228,277)
Change in operating assets and liabilities:
Accounts receivable	(5,389)	337,687
Other receivables	-0-	16,801
Deposits and prepaid expenses	41,749	124,874
Accounts payable and accrued expenses	(114,643)	(562,783)
Net cash provided by (used in) operating activities	1,325,266	(2,108,388)

Cash Flows From Investing Activities:
Purchases of property and equipment	(23,063)	(43,752)
Net cash (used in) investing activities	(23,063)	(43,752)

Cash Flows From Financing Activities:
Payments on notes payable	(272,515)	(234,149)
Proceeds from notes payable	-0-	199,061
Proceeds from sale of common stock	1,735,000	1,060,000
Proceeds from exercise of warrants	80,000	125,000
Net cash provided by financing activities	1,542,485	1,149,912

Net increase (decrease) in cash and cash equivalents	2,844,688	(1,002,228)
Cash and cash equivalents at beginning of year	47,652	1,049,880
Cash and cash equivalents at end of year	$2,892,340	$47,652

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2018	2017

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,156	$6,365
Cash paid for income taxes	$-0-	$-0-

Supplemental disclosure of non-cash financing activity:

Accrued PIK interest paid through issuance of PIK Notes	$1,017,164	4,816,245

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2018, the Company’s net loss was $3,325,993 and cash provided by operating activities was $1,325,266. As of December 31, 2018, the Company had current assets of $3,289,485 and current liabilities of $1,430,323 of which $343,810 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include approximately (i) $157,000 of payables to a compounder for which it has agreed to satisfy in halloysite product and (ii) $149,360 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through April 16, 2020. Furthermore, management cannot provide any assurance that that the Company would be successful in funding operations through (i) the issuance of debt and/or equity financing, (ii) the sale of non-core assets and/or (iii) the generation of increased product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management believes that for the Company to meet its obligations arising from normal business operations through April 16, 2020 it may need to (i) raise additional capital through the sale of common stock and/or debt, (ii) generate proceeds through the sale of non-core assets and/or (iii) the generation of increased product sale. Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration-Stage Company

Effective January 1, 2009, the Company was, and still is, classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission (“SEC”) Under Industry Guide 7, companies engaged in significant mining operations are classified into three categories, referred to as “stages” - exploration, development, and production. Exploration stage includes all companies that do not have established reserves in accordance with Industry Guide 7. Such companies are deemed to be “in the search for mineral deposits.” Notwithstanding the nature and extent of development-type or production-type activities that have been undertaken or completed, a company cannot be classified as a development or production stage company unless it has established reserves in accordance with Industry Guide 7

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Applied Minerals, Inc. and its inactive subsidiary, which holds 100 acres of timber and mineral property in northern Idaho.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, warrant and PIK note derivative liabilities, stock compensation, impairment of long-lived assets and valuation allowance on income taxes. Actual results could differ from such estimates or assumptions.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and all highly liquid investments with original contractual maturities of three months or less.

Concentration of Credit Risk

Cash balances, accounts receivable and derivative financial instruments are financial instruments potentially subject to credit risk. Cash and cash equivalents are maintained in bank deposit accounts, which, at times, may exceed the federally insured limits. Management periodically reviews and assesses the financial condition of the banks to mitigate the risk of loss.

For the years ended December 31, 2018 and 2017, revenues from the Company’s largest customer accounted for 94% and 56% of total revenues, respectively. Excluding the sale of the surface piles in August 2018, revenue from the Company’s largest customer in 2018 accounted for 29%. As of December 31, 2018 and 2017, amounts owed from this customer comprised 0% and 0% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2018 and 2017.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company recorded a $1,047,501 impairment of its long-lived assets as of December 31, 2018.

Revenue Recognition

Revenue includes sales of halloysite clay and iron oxide, and is recognized when title passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined based on contractual arrangements with the Company’s customers.

Effective January 1, 2018, the Company adopted ASC Topic 606. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes most existing revenue recognition guidance. The main principle under this guidance is that an entity should recognize revenue at the amount it expects to be entitled to in exchange for the transfer of goods or services to customers.

The Company identified the predominant changes to its accounting policies resulting from the application of this guidance and quantified the impact on its consolidated financial statements. The cumulative effect of the initial adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements as the Company did not have any significant customer contracts in place at December 31, 2017. As a result, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition (“ASC 605”).

The Company’s revenue recognition policies are established in accordance with the Revenue Recognition topics of ASC 606, and accordingly, revenue is recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2018 no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense..

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

The Company has posted a cash bond in the amount of $295,000 required by the Utah Department of Oil, Gas and Minerals to cover estimated reclamation costs related the Company large mining permit for its Dragon Mine property.

Reclassification

Certain amounts reported in prior year in the financial statements have been reclassified to conform to the current year’s presentation.

Recent Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This new guidance is effective for the Company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings per share”, which allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach.

The Company elected to adopt the standard on January 1, 2019, which is the date of initial application. The Company is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that the adoption of the new guidance will have a significant impact on its balance sheet.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The guidance will generally be applied retrospectively and is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the guidance in former ASC 840, Leases. The new standard, as amended by subsequent ASUs on the Topic, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018. ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 provides an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period consolidated financial statements. The Company elected to adopt the standard on January 1, 2019. The Company is finalizing its new accounting policies, processes and internal controls. The Company is in the process of quantifying the full impact of the application of the new guidance; however, it expects that adoption of the new standard will not have a material effect on its consolidated statements of operations, will result in a gross-up on our consolidated balance sheets and will have no effect on our consolidated statements of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	December 31,
	2018	2017
Land	$500,000	$500,000
Land improvements	-0-	171,122
Buildings	-0-	3,129,519
Mining equipment	-0-	1,784,115
Milling equipment	-0-	2,841,726
Laboratory equipment	-0-	607,716
Office equipment	-0-	70,529
Vehicles	-0-	150,810
	500,000	9,255,537
Less: Accumulated depreciation	-0-	(6,453,146)
Total	$500,000	$2,802,391

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $1,277,953, and $1,316,537, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2018	December 31, 2017

Financial instruments:
Series 2023 Note Derivative	$-0-	$-0-	$253,215	$253,215	$163,634
Series A Note Derivative	$-0-	$-0-	$1,526,857	$1,526,857	$1,883,630

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs for 2018 and 2017:

	2018	2017
Balance at beginning of year	$2,047,264	$2,176,552
Issuance of additional Series 2023 Notes	27,858	13,155
Issuance of additional Series A Notes	183,541	85,834
Net unrealized gain included in operations	(478,591)	(228,277)

Balance at end of year	$1,780,071	$2,047,264

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at December 31, 2018 and 2017 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was approximately $13,863,433 and $11,395,208 at December 31, 2018 and 2017 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2018	December 31, 2017

Market price and estimated fair value of stock	$0.05	$0.05
Exercise price (1)	$0.59	$0.59
Term (years)	4.58	5.58
Dividend yield	-0-	-0-
Expected volatility	142.7%	115.3%
Risk-free interest rate	2.50%	2.24%

(1) Exercise price is reflective of amended Series 2023 Notes issued in December 2017 as discussed in Note 7.

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2018	December 31, 2017

Market price and estimated fair value of stock	$0.05	$0.05
Exercise price (1)	$0.40	$0.40
Term (years)	4.58	5.58
Dividend yield	-0-	-0-
Expected volatility	142.7%	115.3%
Risk-free interest rate	2.50%	2.24%

(1) Exercise price is reflective of amended Series A Notes issued in December 2017 as discussed in Note 7.

NOTE 6 - NOTES AND LEASES PAYABLE

Notes payable at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018		2017

Note payable for equipment, payable $1,339 monthly, including interest (a)	$	- 0 -	$13,073
Note payable for insurance companies, payable $5,443 - $25,936 monthly (b)		246,496	-0-
Note payable to insurance companies, payable $5,045 - $17,959 monthly, (c) and (d)		- 0 -	199,061
		246,496	212,134
Less: Current Portion		(246,496)	(212,134)
Notes Payable, Long-Term Portion	$	- 0 -	$-0-

(a)	On October 31, 2014, the Company purchased mining equipment for $65,120 by paying deposit and issuing a note in the amount of $57,900 with an interest rate of 5.2%. The note is collateralized by the mining equipment with payments of $1,339 for 48 months, which started on November 30, 2014.

(b)	On October 2018, the Company signed two note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installments which started on November 17, 2018

(c)	The Company signed a note payable with an insurance company dated October 17, 2016 for liability insurance, payable in monthly installments, including interest ranging from 2.6% - 4.15%

(d)	The Company signed a note payable with an insurance company dated October 17, 2017 for liability insurance, payable in monthly installments, including interest ranging from 3.1% - 5.78%

During the 2018 and 2017, the Company's interest payments totaled $9,156 and $6,365, respectively.

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of December 31, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,394,688	27,622,913	44,017,601
Less: Discount	(1,297,416)	(7,259,175)	(8,556,591)
Less: Deferred Financing Cost	(158,179)	(266,511)	(424,690)
PIK Note Payable, Net	$14,939,093	20,097,227	35,036,320

PIK Note Derivative Liability	$253,215	1,526,857	1,780,072

As of December 31, 2017, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,090,721	$26,909,716	$43,000,437
Less: Discount	(1,538,299)	(7,701,839)	(9,240,138)
Less: Deferred Financing Cost	(221,280)	(294,414)	(515,694)
PIK Note Payable, Net	$14,331,142	$18,913,463	$33,244,605

PIK Note Derivative Liability	$163,634	$1,883,630	$2,047,264

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

At December 31, 2018, the fair value of the Series A Note Derivative was estimated to be $1,526,857, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2018 for the semi-annual interest payments due. During the year ended December 31, 2018, the Company issued additional Series A PIK Notes in lieu of interest payments of $713,197, increasing the Series A Notes Payable gross carrying value to $27,622,913 as of December 31, 2018. Additionally during the year ended December 31, 2018, the Company amortized $709,173 of debt discount and deferred financing cost relating to the Series A Notes Payable, increasing the Series A Notes Payable net carrying value to 20,097,227 as of December 31, 2018.

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

At December 31, 2017, the fair value of the Series A Note Derivative was estimated to be $1,883,630, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2017 for the semi-annual interest payments due and the additional notes issued in December, 2017. During the year ended December 31, 2017, the Company issued additional Series A PIK Notes in lieu of interest payments of $2,797,827, increasing the Series A Notes Payable gross carrying value to $26,909,716 as of December 31, 2017. Additionally, the Company amortized $5,808,294 of debt discount and deferred financing cost relating to the Series A Notes Payable, increasing the Series A Notes Payable net carrying value to $18,913,463 as of December 31, 2017.

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

The Series 2023 Notes convert into the Company’s common stock at a conversion price of $0.59 per share, which is subject to customary anti-dilution adjustments; the holders may convert the Series 2023 Notes at any time. The Series 2023 Notes are mandatorily convertible after one year when the weighted average trading price of a share of the common stock for the preceding ten trading days is in excess of the conversion price. The Series 2023 Notes contain customary representations and warranties and several covenants. The proceeds are being used for general corporate purposes. No broker was used and no commission was paid in connection with the sale of the Series 2023 Notes. As of December 31, 2018, the Company was in compliance with the covenants.

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

At December 31, 2018, the fair value of the Series 2023 Note Derivative was estimated to be $253,215, which includes the value of the derivative related to additional PIK Notes issued in February and August 2018 for the semi-annual interest payments due. During the year ended December 31, 2018, the Company issued additional Series 2023 PIK Notes in lieu of interest payments of $303,967, increasing the Series 2023 Notes Payable gross carrying value to $16,394,688 as of December 31, 2018. Additionally during the year ended December 31, 2018, the Company amortized $399,064 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable, increasing the Series 2023 Notes Payable net carrying value to $14,939,093.

At December 31, 2017, the fair value of the Series 2023 Note Derivative was estimated to be $163,634, which includes the value of the derivative related to additional PIK Notes issued in February and August 2016 for the semi-annual interest payments due and the additional notes issued in December, 2017. During the year ended December 31, 2017, the Company issued additional Series 2023 PIK Notes of $2,019,717 in lieu of cash interest payments, increasing the Series 2023 Notes Payable gross carrying value to $16,090,721 as of December 31, 2017. Additionally during the year ended December 31, 2017, the Company amortized $200,360 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable, increasing the Series 2023 Notes Payable net carrying value to $14,331,142 as of December 31, 2017. As part of the amendment agreement, the holders of the Series 2023 Notes received warrants to purchase 3,720,000 million shares of common stock at $0.10 per share. The Black Scholes value of these warrants totaled $224,290.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At December 31, 2018 and 2017, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2017, stockholders of the Company approved to increase the authorized shares of common stock from 250,000,000 to 400,000,000 shares, $0.001 par value per share. At December 31, 2018 and 2017, 175,513,549 and 140,763,549 shares were issued and outstanding, respectively.

2018

During 2018, the Company issued (i) 1,500,000 shares of common stock at a price of $0.06 per share to a consultant for investor relation services to be performed, (ii) 17,375,000 shares of common stock at a price of $0.04 per share, (iii) 3,000,000 shares of common stock at a price of $0.05 per share, (iv) 1,000,000 shares of common stock at a price of $0.10 per share, (v) 2,000,000 shares of common stock at a price of $0.04 per share upon the exercise of a warrant to purchase shares of common stock, and (vi) 9,875,000 units, (one unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15) at a price of $0.08 per unit.

2017

During 2017, the Company issued: (i) 250,000 shares of common stock, valued at $9,000, to directors; (ii) 26,500,000 units, (one unit consisting of one share of common stock and one warrant to purchase 0.25 shares of common stock) for total proceeds of $1,060,000; (iii) 2,275,000 units, valued at $91,000, as payment for fees associated with a private placement of stock and (iv) 3,125,000 shares of common stock for proceeds of $125,000 upon the exercise of warrants to purchase common stock.

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for 2018 and 2017 is as follows:

	December 31, 2018		December 31, 2017
	Shares issuable upon exercise of	Weighted	Shares issuable upon exercise of	Weighted
	Outstanding Warrants	Average Exercise Price	Outstanding Warrants	Average Exercise Price

Outstanding at beginning of year	18,813,373	0.14	3,744,623	$0.36
Issued	9,875,000	0.15	18,193,750	0.07
Exercised	(2,000,000)	0.04	(3,125,000)	0.04
Forfeited	—	—	—	—
Outstanding at end of year	26,688,373	0.15	18,813,373	0.14

At December 31, 2018 and 2017, the intrinsic values of the outstanding warrants were $20,688 and $81,375, respectively.

A summary of the status of the warrants outstanding and exercisable at December 31, 2018 is presented below:

	Warrants Outstanding and Exercisable
Exercise Price	Shares issuable upon exercise of Outstanding Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.15	461,340	2.33	$1.15
$0.25	3,283,283	2.49	$0.25
$0.04	2,068,750	3.68	$0.04
$0.10	11,000,000	3.95	$0.10
$0.15	9,875,000	2.48	$0.15
	26,688,373	3.18	$0.15

During June of 2016, the Company issued 10,933,333 units in exchange for $1,640,000 in cash proceeds (“June 2016 Offering”). Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.3 shares of the Company’s common stock for an equivalent price of $0.25 per share.

During August and October of 2017, the Company issued 26,500,000 units in exchange for $1,060,000 in cash proceeds (“August 2017 Offering”). The Company also issued 2,275,000 units to a broker as a fee related to the August 2017 Offering. Each unit included one share of the Company’s common stock and one warrant to purchase 0.25 shares of the Company’s common stock for an equivalent price of $0.04 per share. The purchase of one share of common stock requires the exercise of four warrants.

During 2017 investors exercised 12,500,000 warrants for 3,125,000 shares of the Company’s common stock. The exercise of the warrants generated $125,000 of proceeds for the Company.

During June and July of 2018, the Company issued 9,875,000 units in exchange for $790,000 in cash proceeds. Each unit consists of one share of common stock and a 3-year warrant to purchase one share of common stock for $0.15.

On December 14, 2017, upon the effectiveness of an amendment agreement the Company entered into by with the holders of the Series A Notes and Series 2023 Notes, the Company issued to the holders of the Series A Notes and Series 2023 Notes 5-year warrants to purchase 11,000,000 shares of the Company’s common stock. Each warrant enables a holder to purchase one share of the Company’s common stock for $0.10. The warrants expire on December 13, 2022. The Black Scholes value of the warrants totaled $522,710 and was accounted for as a deferred cost of financing and presented as a discount to the Series A Notes and Series 2023 Notes.

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

The significant assumptions relating to the valuation of the Company's options issued for 2018 and 2017 were as follows on a weighted average basis:

	2018	2017
Dividend Yield	0%	0%
Expected Life (in years)	2.52-7.50	2.50–6.27
Expected Volatility	69.13%-167.28%	114.98%–167.28%
Risk Free Interest Rate	1.42%-3.09%	1.38%–2.26%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2017 and 2016 is as follows:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	57,057,768	0.36	21,277,479	$0.87
Granted	5,224,999	0.10	35,810,289	$0.06
Exercised	—	—	—	—
Expired	(7,415,922)	0.73	(30,000)
Outstanding at end of year	54,866,845	0.29	57,057,768	$0.36

During the year ended December 31, 2018, the Company granted 5,224,999 options to purchase the Company’s common stock with a weighted average exercise price of $0.10. Of the 5,224,999 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
347,222	Quarterly(1)	04/30/2018	07/01/2018
277,777	Monthly(2)	06/01/2018	07/01/2018
600,000	Monthly	07/08/2018	06/08/2019
1,000,000	Monthly	03/01/2018	02/01/2019
2,000,000	Monthly	03/10/2018	02/10/2019
1,000,000	Annually	12/28/2018	12/28/2021

(1)	138,889 options vested on 04/30/2018 and 208,333 options vested on 07/01/2018.
(2)	69,444 options vested on 06/01/2018 and 208,333 options vested on 07/01/2018.

A summary of the status of the options outstanding at December 31, 2018 is presented below:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Number	Exercise
Outstanding	Life (years)	Price	Exercisable	Price
1,000,000	10.0	$0.05	0	$0.05
35,322,222	8.9	$0.06	28,197,220	$0.06
545,289	9.0	$0.075	545,289	$0.075
377,777	5.7	$0.11	327,775	$0.11
3,000,000	4.1	$0.12	2,499,993	$0.12
500,000	2.6	$0.16	500,000	$0.16
81,395	5.1	$0.21	81,395	$0.21
100,000	1.7	$0.22	100,000	$0.22
1,066,155	2.4	$0.24	1,066,155	$0.24
2,087,500	3.7	$0.25	2,087,500	$0.25
35,595	4.3	$0.27	35,595	$0.27
474,815	5.4	$0.28	474,815	$0.28
234,506	4.1	$0.285	234,506	$0.285
81,522	2.1	$0.30	81,522	$0.30
200,000	6.1	$0.66	200,000	$0.66
150,000	6.1	$0.68	150,000	$0.68
100,000	0.5	$0.70	100,000	$0.70
488,356	6.4	$0.73	488,356	$0.73
3,104,653	3.1	$0.83	3,104,653	$0.83
975,000	5.4	$0.84	975,000	$0.84
300,000	4.6	$1.10	300,000	$1.10
300,000	4.5	$1.15	300,000	$1.15
65,000	4.4	$1.35	65,000	$1.35
300,000	3.4	$1.55	300,000	$1.55
3,077,060	3.9	$1.66	3,077,060	$1.66
900,000	2.6	$1.90	900,000	$1.90
54,866,845	7.3	$0.29	46,191,834	$0.33

Compensation expense of $533,089, and $961,221, has been recognized for the vested options for the years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2018 was $0. At December 31, 2018, (i) $67,210 of unamortized compensation expense for time-based unvested options will be recognized over the next 1.79 years on a weighted average basis; and (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized as the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At December 31, 2018, management, based on its financial expectations for 2019, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 10 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At December 31, 2018, the weighted average shares outstanding excluded options to purchase 54,866,845 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 97,539,420 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive. At December 31, 2017, the weighted average shares outstanding excluded options to purchase 57,057,768 shares of common stock of the Company, warrants to purchase 18,813,373 shares of common stock of the Company and 94,546,696, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

NOTE 11 – INCOME TAXES

The Company calculates its deferred tax assets and liabilities using the federal tax rate of 21% and the effective state rate, net of federal benefits of 2.4%.

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forward	$24,069,485	$23,615,640
Stock-based compensation	1,668,815	3,102,138
Fixed assets	810,309	320,571
Accrued bonus	-0-	54,155
Total deferred tax assets	26,548,609	27,092,504

Deferred tax liabilities:
Less: valuation allowance	(26,548,609)	(27,092,504)
	$-0-	$-0-

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance decreased by $543,895 and $9,366,549, in the years ended December 31, 2018 and 2017.

At December 31, 2018, the Company had net operating loss carry-forwards of $100,800,283 for federal income tax purposes and $69,615,821 for state and local income tax purposes. The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2038 and state loss carry-forwards expire from 2025 through 2038, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2018 and 2017.

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

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2018		December 31, 2017

Federal statutory rate	$(698,458)	21.0%	$(5,218,730)	35.0%
State income taxes	(81,381)	2.5%	(414,237)	2.8%
Change in valuation allowance	(543,895)	16.4%	(9,366,549)	62.8%
Net nontaxable income related to derivatives	(100,504)	3.0%	(70,786)	0.5%
Deferred remeasurement	1,418,140	(42.6)%	15,181,980	(101.8)%
Miscellaneous	6,098	(0.2)%	(111,678)	0.7%
	$—	0.0%	$—	0.0%

NOTE 12 – RELATED PARTIES

In March 2018, Geoffrey Scott, a director of the Company, purchased 1,000,000 shares of common stock from the Company through a private placement. The total cost of the purchase was $50,000. In April 2018, Mr. Scott purchased 2,500,000 shares of common stock from the Company through a private placement. The total cost of the purchase was $100,000. In June 2018, Mr. Scott purchased 625,000 units from the Company through a private placement. The total cost of the purchase was $50,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15.

In June 2018, Mario Concha, a director of the Company, purchased 1,000,000 units from the Company through a private placement. The total cost of the purchase was $80,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15.

In June 2018, John Levy, a director of the Company, purchased 125,000 units from the Company through a private placement. The total cost of the purchase was $10,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15.

In June 2018, Ali Zamani, a director of the Company, purchased 625,000 units from the Company through a private placement. The total cost of the purchase was $50,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15. Of the 625,000 units purchase by Mr. Zamani, 312,500 units were purchased through Overlook Investments, LLC, of which Mr. Zamani is Managing Partner.

David A. Taft is the president of IBS Capital LLC (“IBS”), a Massachusetts limited liability company, whose principal business is investing in securities. IBS is the general partner of the IBS Turnaround Fund (QP), which is a Massachusetts limited partnership, IBS Turnaround Fund (LP), which is a Massachusetts limited partnership and the IBS Opportunity Fund, Ltd.

Mr. Taft participated in the Series A Note financing described in Note 7, with the following investments, which were utilized by the Company to fund its operations:

Investor	Investment	OID/Discount	Principal	Shares Issuable at 0.40 (excluding interest)

IBS Turnaround Fund (A Limited Partnership)	$531,960	0.66	$806,000	2,015,000

IBS Turnaround Fund QP (A Limited Partnership)	$1,118,040	0.66	$1,694,000	4,235,000

IBS Opportunity Fund, Ltd.	350,000	0.66	530,303	1,325,758
	$2,000,000		$3,030,303	7,575,758

At December 31, 2018, the principal balance of Series A Notes held by funds managed by IBS Capital, LLC was $4,217,234. The increase in principal of the Series A Notes held by funds managed by IBS Capital, LLC is due solely to the issuance of additional Series A Notes to funds managed by IBS Capital, LLC in lieu of cash interest payments.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On January 1, 2017, the Company moved its headquarters to a temporary location. The Company paid a monthly rent of $6,000 through March 31, 2017 for the temporary office. On March 16, 2017, the Company entered into a 5-year lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Rent expense is calculated using the straight-line method based on total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2018:

Year	Amount
2019	$109,953
2020	113,253
2021	116,649
2022	29,376
$369,231

NOTE 14 - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

2018 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$53,073	$4,682,003	$92,438	$45,647
Operating income (loss)	$(2,084,399)	$3,133,076	$(1,345,296)	$(1,704,090)
Net income (loss)	$3,532,470	$5,536,558	$(319,039)	$(12,075,982)
Income (Loss) Per Share (Basic and Diluted)	$0.02	$0.03	$(0.00)	$(0.08)

2017 For Quarter Ended	December 31	September 30	June 30	March 31
Revenue	$143,679	$148,303	$1,357,413	$795,282
Operating loss	$(1,982,366)	$(1,305,156)	$(397,739)	$(1,552,522)
Net income (loss)	$(5,899,706)	$(4,407,067)	$(1,875,446)	$(2,728,440)
Income (Loss) Per Share (Basic and Diluted)	$(0.04)	$(0.04)	$(0.02)	$(0.03)

NOTE 15 – SIGNIFICANT CONTRACTS

On August 21, 2018 (“Effective Date”), Applied Minerals, Inc. (the “Company”) and the purchaser of the Company’s Surface Piles (“Purchaser”) entered into a Sale Agreement (the “Agreement”) for the sale of five Surface Piles for Initial Consideration of $4,546,145 and Additional Consideration of $1.00 per ton of Surface Pile material removed by Purchaser or its Agents from the Dragon Mine property. The Surface Piles include 4,546,145 tons of Surface Pile material, a mixture of halloysite, kaolinite and illite clays and a range of non-clay minerals.

It is solely the responsibility of Purchaser to remove the Surface Pile material from the Company’s Dragon Mine Property.  Purchaser will have 60 years to remove Surface Pile material. Thereafter, ownership of any Surface Pile material remaining on the Dragon Mine property will automatically revert to the Company. Purchaser may from time to time transfer to the Company any Surface Pile material that it decides will not be removed.

Purchaser may bring on to Dragon Mine Property equipment and personnel reasonably acceptable to the Company for measuring, weighing, testing, crushing and otherwise processing, air-drying, commingling, storing, loading, removing documenting, or selling in connection with the Surface Piles

The Company may relocate a Surface Pile if the Purchaser agrees and such agreement will not be unreasonably withheld.  Purchaser will not, and will cause its Agents not to, interfere in any material respect with the operations of the Company.

Note 16 – ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Expenses/ Other Accounts	Net (Deductions) Recoveries	Balance at End of Year
Valuation allowance for deferred tax assets
2018	$27,092,504	$—	$(543,895)	$26,548,609
2017	$36,459,254	$—	$(9,366,750)	$27,092,504

Note 17 – SUBSEQUENT EVENTS

On April 4, 2019, the Company and the holders of the Series 2023 and the Series A Notes entered in to an agreement in principle to settle a dispute. On August 21, 2018, the Company sold five waste piles of material on its Dragon Mine mine site for $4.5 million. The noteholders asserted that the sales violated the terms of both series of notes and the Company rejected that assertion.

The agreement in principle is for the purpose of settling that disagreement. The effective date of the actual agreement is when the agreement has been executed and delivered and all of the conditions of the agreement have been satisfied. The agreement sets forth the following terms.

1. Required Payments. Each holder of a Series 2023 Note and a Series A Note, respectively, will receive from the Company his, her, or its pro-rata share of the following payments, each of which shall be treated as a pay down of principal at par:

(i)	Immediate Payment. $350,000. Payment shall be made within 15 days after the effective date of the agreement (expected to be in the week of April 15, 2019).

(ii)	Payments from the Net Proceeds of Capital Raises. Five percent (5%) of the net proceeds received in cash from the sale of capital stock or options or warrants. The term “capital raise” is subject to certain definitions and exceptions. Payments to noteholders from capital raises are to be made 15 days after receipt of cash in connection with a capital raise.

(iii)	Payments of a Percentage of Revenues. The following percentages of revenue booked during a fiscal quarter:

(A)	Three percent (3%) of gross revenues if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter; or

(B)	Five percent (5%) of gross revenues if cash or cash equivalents on the Company’s balance sheet or otherwise is equal to or greater than $3 million but is less than $5 million on the last day of the fiscal quarter; or

(C)	Twelve percent (12%) of gross revenues if cash or cash equivalents on the Company’s balance sheet or otherwise is equal to or greater than $5 million on the last day of the fiscal quarter, subject to certain definitions and exceptions.

The payment date for payment based on revenues will be fifteen calendar days after the due date of Form 10-K or 10-Q for non-accelerated filers with respect to the fiscal period in question. If the amount payable is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available.

2. The noteholders waive violations of the terms of the notes and any event of default or events or conditions that could give rise to an event of default under the notes prior to the effective date that arise solely from the sale of the waste piles.

3. The Company represents that it is not aware of any event of default (as that term is used in the Series A Notes or in the 2023 Notes) or any event or condition that could give rise to an event of default whether under the Series A Notes or the Series 2023 Notes, such representation relating to events of default or events occurring prior to, or conditions existing prior to, the effective date, except that the foregoing representation excludes events of default and events and conditions relating solely to the sale of the waste piles.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2018 and 2017, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2018.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and chief financial officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2018 due to the material weaknesses defined below. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").

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

Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2018, our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Internal Control Remediation Efforts

Management has taken the following steps to remedy the material weaknesses in our internal control over financial reporting:

1.	During the third calendar quarter of 2018, management engaged an experienced accounting consultant to (i) assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements (ii) and develop a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements. Additionally, management may further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2019 if the necessary resources become available.

2.	The Company’s accounting consultant will assist management with strengthening its internal controls in 2019.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Mario Concha	78	Chairman since 2016; Director since 2013	President, Mario Concha and Associates
Michael Barry	50	Director since 2018	General Counsel and Chief Compliance Officer of Samlyn Capital. LLC
Robert T. Betz	77	Director since 2014	Owner, Personal Care Ingredients
John F. Levy	63	Vice Chairman since 2016; Director since 2008	CEO of Board Advisory
Michael Pohly	50	Director since 2018	Founder and Managing Member of Goshawk Partners, LLC.
Geoffrey Scott	71	Director since 2019	Private Investor
Ali Zamani	39	Director since 2014	Managing Partner of Overbrook Investments
Alexander Zyngier	49	Director since 2017	Managing Director at Batuta Advisors
Andre Zeitoun	46	Director, President, and CEO since January, 2009	President and CEO of the Company
Christopher T. Carney	48	Officer since 2015	Chief Financial Officer of the Company
William Gleeson	75	Officer since 2011	General Counsel of the Company

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

Background of Directors and Officers

Mario Concha, Non-Executive Chairman and Director

Mr. Concha is President of Mario Concha and Associates, a firm providing consulting services to senior executives and boards of directors. He serves on the board of the National Association of Corporate Directors, Atlanta Chapter. He has served as a director of Arclin, Ltd., a manufacturer of specialty resins, and Auro Resources, Corp, a mineral exploration company with holdings in Colombia’s gold region.  Mr. Concha was an officer of Georgia Pacific Corporation and president of its Chemical Division from 1998 to 2005.  Prior to Georgia Pacific, Mr. Concha participated in the formation of GS Industries, a manufacturer of specialty steels for the mining industry, through a leveraged buyout of Armco Inc’s Worldwide Grinding Systems Division.  He then served as President of its International Division from 1992 to 1998.  From 1985 to 1992, Mr. Concha was Vice President-International for Occidental Chemical Corporation.  Prior to Occidental Chemical, he served in several senior management positions at Union Carbide Corporation in the United States and overseas.

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

Michael Barry, Director

Mr. Barry is the General Counsel and Chief Compliance Officer at Samlyn Capital, LLC. Prior to joining Samlyn Capital, LLC in 2009, Michael was a Partner at Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. in New York City from 2006 through 2009, and a corporate associate from 2000. Prior thereto, he was an associate at Skadden, Arps, Slate, Meagher and Flom LLP in New York City. Michael began his career as an associate at Whitman, Breed, Abbott & Morgan in New York City.

Key attributes experience and skills. Mr. Barry is expert in fiduciary duties of directors under Delaware law.

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

Since 2003, Mr. Betz has been the owner of Personal Care Ingredients, LLC, a privately-owned marketer of natural products to the personal care industry. Mr. Betz also serves as a director for Hightower Petroleum, a marketer of various energy products.

Mr. Betz holds a B.S. in Chemical Engineering and an M.B.A., both degrees from the University of Cincinnati. He has also attended the Program for Management Development at Harvard University.

Key attributes experience and skills. During Mr. Betz’s career, he has been involved in developing new products or new markets for existing products. Several of these products grew into sizeable businesses. He managed multiple chemical manufacturing facilities and managed a multi-billion dollar polyethylene business. He was responsible for profit and loss for businesses with sales of $900 million. While heading the chemical operations, he was responsible for all aspects of the business: manufacturing, sales, R&D, IT, HS&E, HR, purchasing, engineering, and legal. His career has continuously involved developing, manufacturing, and selling products directed at most of the markets that Applied Minerals is attempting to penetrate. Since his retirement, he served on the boards of three chemical-related, private companies: Plaza Group, Syrgis, and Hightower Petroleum.

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

From 2006 to 2013, Mr. Levy was a director and chair of the Audit Committee of Gilman Ciocia, Inc., a publicly traded financial planning and tax preparation firm and served as lead director from 2007 to 2013. From 2010 to 2012, he served as director of Brightpoint, Inc., a publicly traded company that provides supply chain solutions to leading stakeholders in the wireless industry. From 2008 through 2010, he served as a director of Applied Natural Gas Fuels, Inc. (formerly PNG Ventures, Inc.). From 2006 to 2010, Mr. Levy served as a director and Audit Committee chairman of Take Two Interactive Software, Inc., a public company that is a global developer and publisher of video games best known for the Grand Theft Auto franchise.  Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, Financing, Ethics and Sustainability: A 4-way Path to Success, Finance and Innovation: Reinvent Your Department and Your Company, Predicting the Future: 21st Century Budgets and Projections and Heartfelt Leadership: How Ethical Leaders Build Trusting Organizations. All courses have been presented to state accounting societies.

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

Michael Pohly, Director

Michael Pohly is the founder and Managing Member of Goshawk Partners LLC, a private investment firm. Prior to forming Goshawk Partners, LLC, Mr. Pohly was a Portfolio Manager and Sector Head for Credit, Currencies and Commodities at Kingdon Capital Management LLC. He joined Kingdon in January 2009 and has over 27 years of investment experience. Previously, he worked at Morgan Stanley for 17 years, most recently as Managing Director and Head of Global Proprietary Fixed Income Trading, a role held from December 2005 to May 2008. During this time, he served as Senior Portfolio Manager of a $1 billion proprietary credit effort, managing a team that invested in investment grade and high yield corporate and structured credit products. He served on the Board of Directors of the International Swaps Dealer Association (ISDA) from 2006 to 2007. From 2006 to 2008 he served as Vice Chairman of the Board and president of Cournot Capital Inc., a derivatives product company founded by Morgan Stanley. He holds a BS in Economics from the Wharton School of the University of Pennsylvania, graduation summa con laude.

Key attributes, experience and skills: Mr. Pohly has over 27 years of investment experience, including over 9 years at Kingdon Capital and 17 years at Morgan Stanley. Mr. Pohly has extensive experience in the credit markets, having worked on the both the buy and sell side. Additionally, Mr. Pohly brings a unique investor perspective to the board due to his substantial experience in evaluating and investing in the mining and other sectors.

Geoffrey Scott, Director

Mr. Scott is a private investor. From 1995 to 2018, Mr. Scott was an investment advisor and president of Scott Asset Management, whose clients were high net worth individuals.   From 1990 to 1995, he was a vice president, corporate finance at Merrill Lynch.  From 1973 to 1990, he was a vice president of corporate banking at Chase Manhattan Bank.

Key attributes, experience and skills:  For 10 years, he served on the Board of a private company, growing revenue from approximately $50 million to $150 million.  In a quickly growing company, allocation of resources is a very important consideration.  He served on the audit and compensation committees.  The company was eventually sold to a private equity buyer.  His experience with charting the growth of smaller companies will be of value to the Board of the Company.

Ali Zamani, Director

Ali Zamani is currently the Managing Partner of Overlook Investment, LLC. He served as a Portfolio Manager and CIO at Gefinor Capital Management from 2014 to 2016. Prior to Gefinor Mr. Zamani was a Principal at SLZ Capital Management, a New York-based asset management firm, from July 2012 to December 2013. Prior thereto, he was a Portfolio Manager at Goldman Sachs from 2004 to 2012 where he focused on the energy, materials, utilities, and industrials sectors. From 2002 to 2004, he was a mergers and acquisitions analyst at Dresdner Kleinwort Wasserstein, a boutique New York-based investment bank focused on the energy and utilities sectors.

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

Alexandre Zyngier, Director

Mr. Zyngier has been the Managing Director of Batuta Advisors since founding it in August 2013. The firm pursues high return investment and advisory opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of Atari SA, AudioEye Inc., Torchlight Energy Resources Inc and certain other private entities. Before starting Batuta Advisors, Mr. Zyngier was a portfolio manager at Alden Global Capital from February 2009 until August 2013, investing in public and private opportunities. He has also worked as a portfolio manager at Goldman Sachs & Co. and Deutsche Bank Co. Additionally, he was a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble. Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BS in Chemical Engineering from UNICAMP in Brazil.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2018 except for one filing by Mr. Pohly because of an administrative oversight.

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

Board Meetings

There were thirteen meetings of the Board of Directors, eleven meetings of the Operations Committee, six meeting of the Compensation Committee, eight meetings of the Audit Committee, and four meetings each of the Governance and Nominating Committee and the Health, Safety and Environment Committee held in 2018. There were special committees consisting of Messrs. Zyngier, Concha, Betz, Levy and Zamani to deal with the sale of the waste piles and related issues. There were seven meetings of those committees. Every director attended at least 75% of all board meetings and all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Zeitoun.

	Audit Committee	Governance and Nominating Committee	Compensation Committee	Health, Safety and Environment Committee	Operations Committee
Mario Concha		X	X	X	X*
Michael Barry
Robert Betz	X	X	X*	X*	X
John Levy		X*	X
Michael Pohly
Geoffrey Scott
Ali Zamani	X			X
Andre Zeitoun				X	X
Alexandre Zyngier	X*

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

There were no interlocks during 2018.

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

Section 16(a) beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2018 except for one filing each by Mr. Pohly due to administrative oversight.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)		Option Award ($) (1)		Total ($)
Andre M. Zeitoun	2018	350,000		75,000	(2)	-0-		425,000
	2017	350,000		270,000	(3)(4)	614,596	(5)	1,234,596
	2016	350,000		150,000	(2)	-0-		500,000

Christopher Carney (6)	2018	200,000		20,000	(2)	-0-		220,000
	2017	135,000	(7)	30,000	(4)	246,676	(8)	411,676
	2016	181,250	(7)	-0-		40,500	(7)	221,750

William Gleeson	2018	250,000		20,000	(2)	-0-		270,000
	2017	250,000		30,000	(4)	193,471	(8)	473,471
	2016	250,000		-0-		-0-		250,000

(1)	Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 8, Part II of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the amount that will be recognized as income by the named executive officers o the amount that will be recognized as a tax deduction by the Company, if any, upon exercise. The options awards were valued using the Black Scholes Option Valuation Model.

(2)	On January 31, 2019, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun, Mr. Carney and Mr. Gleeson bonuses for service in 2017 of $75,000, $20,000 and $20,000, respectively. The bonuses are payable in two installments. The first installment, equal to one-third of the bonuses granted, is to be paid on February 1, 2019. The second installment, equal to two-thirds of the bonuses granted, is to be paid reasonably soon after the Company’s 2018 Annual Report on Form 10-K is filed with the SEC.

(3)	Mr. Zeitoun’s revenue-related bonus for 2016 and 2017 was 4% of the first $4 million in revenues up to a bonus of $150,000.

(4)	On December 7, 2017, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun a bonus for service in 2017 of $120,000 and to each of Mr. Carney and Mr. Gleeson a bonus for service in 2017 of $30,000.

(5)	On December 2017, the Board of Directors granted Mr. Zeitoun options to purchase 11,910,772 shares of common stock at $0.06 per share. The options vest based upon certain performance goals being met by management. During December options to purchase 5,955,386 shares of common stock vested. The Black Scholes value of the options at December 14, 2017 was $297,800.

(6)	Mr. Carney has served as Vice President Business Development since 2011. In 2015, he was appointed Chief Financial Officer while retaining his position as Vice President Business Development. His compensation did not change upon being appointed CFO.

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

(8)	In December 2017, the Board of Directors granted to Mr. Carney and Mr. Gleeson options to purchase 4,780,550 shares of common stock and 3,749,440 shares of common stock, respectively, at $0.06 per share. The options vest based upon certain performance goals being met by management. During December 2017, options to purchase 2,390,275 shares of stock by Mr. Carney and options to purchase 1,874,720 shares of common stock by Mr. Gleeson vested. The Black Scholes values of the options to purchase common stock by Mr. Carney and Mr. Gleeson were $223,495 and $175,290, respectively. Between August 16, 2017 and December 31, 2017, Mr. Carney deferred approximately $30,000 of salary until the Company’s liquidity situation improves. As of December 31, 2018, Mr. Carney is owed $8,333.33 in accrued and unpaid salary.

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control.

In accordance with SEC rules, the following statements are based on the assumption that the triggering event took place on December 31, 2018.

In the event Mr. Zeitoun was terminated by the Company without Cause or he terminated for Good Reason, he would receive, in addition to the accrued obligations, (i) six months of base salary ($175,000), (ii) one-half of bonus amounts not yet earned ($0), and (ii) an amount equal to six months of COBRA payments.

Mr. Carney. In the event Mr. Carney was terminated by the Company without Cause or he terminated his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) an amount equal to six months of COBRA payments over a period of two months. Mr. Carney's base salary was $200,000.

Mr. Gleeson. In the event Mr. Gleeson terminated by the Company without Cause or he terminated his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) an amount equal to six months of COBRA payments over a period of two months. Mr. Gleeson's base salary is $250,000.

Plan-Based Awards

There were no plan-based awards granted in 2018.

Outstanding Equity Awards at December 31, 2018

The following table provides information on the holdings as of December 31, 2018 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Andre Zeitoun	01-01-09	3,949,966	—	—	$0.70	01-01-19
	02-08-11	1,742,792	—	—	$0.83	01-01-22
	11-20-12	1,742,792	—	—	$1.66	01-01-23
	05-11-16	321,123	—	—	$0.24	05-11-21
	08-18-17	5,955,386	5,955,386	—	$0.06	12-13-27
Christopher T. Carney (2)	01-01-09	1,316,655	—	—	$0.70	01-01-19
	02-08-11	580,930	—	—	$0.83	01-01-22
	11-20-12	580,931	—	—	$1.66	01-01-23
	06-10-14	75,000	—	—	$0.84	06-10-24
	02-05-15	48,611	1,389	—	$0.68	02-05-25
	05-11-16	248,344	—	—	$0.24	05-11-21
	07-06-16	500,000	—	—	$0.16	08-15-19
	08-18-17	2,390,275	2,390,275	—	$0.06	12-13-27
William Gleeson	08-18-11	900,000	—	—	$1.90	08-18-21
	11-20-12	72,406	—	—	$1.66	11-20-22
	06-10-14	600,000	—	—	$0.84	06-10-24
	05-11-16	248,344	—	—	$0.24	05-11-21
	08-18-17	1,874,720	1,874,720	—	$0.06	12-13-27

Options Exercised and Stock Vested

None of the Named Executive Officers has exercised any options, SARs or similar instruments and none had any stock awards, vested or unvested.

Director Compensation for the Year Ended December 31, 2018

The following sets forth compensation to our directors in 2018. The fees payable to directors are $50,000 per year and $10,000 per year for chairman of the Board and $10,000 per year for chairman of a committee, except the Operations Committee (“Board Fees”). The fees payable for the Operations Committee are $150,000 for the chairman and $62,500 for the member who is an independent director (“Operations Committee Fees”). The directors, except for Messrs. Barry and Pohly, were granted options on December 14, 2017 that covered Board Fees for the fourth quarter of 2017 and the first three quarters of 2018. The Board Fees vested quarterly. On the same date, options were granted for Operations Committee Fees for service on the Operations Committee for the year beginning May 1, 2018. The Operations Committee Fees vested on May 1, 2018. Messrs. Barry and Pohly earned Board Fees for the period from their appointments to the Board until September 30, 2018. The Board Fees for Messrs. Barry and Pohly were granted to funds managed by their employers. Beginning the last quarter of 2018, Board Fees have been accrued but not paid. The Board Fees may be paid in cash or equity in the future, to be determined by the Board. The fees reported below represent (i) Board Fees for the first three quarters of 2018 and Operations Committee fees for the period from May 1, 2018 to December 31, 2018, which were paid through option grants in 2017, and (i) accrued but unpaid fees for the fourth quarter of 2018. No fees are shown for Mr. Scott because he became a director in 2019.

Name	Fees Earned or Paid in Cash ($)(4)	Common Stock Awards ($)	Options Awards ($)(5)	Total ($)

Mario Concha	17,500	-0-	123,338	140,838

Michael Barry (1)	12,500	-0-	37,153	49,653

Robert Betz	15,000	-0-	67,994	82,994

John Levy	15,000	-0-	37,950	52,950

Michael Pohly (2)	12,500	-0-	29,722	42,222

Ali Zamani	12,500	-0-	31,625	44,125

Alexandre Zyngier	15,000	-0-	18,404	33,404

Andre Zeitoun (3)	-0-	-0-	-0-	-0-

(1)	Mr. Barry was elected to the Board of Directors on April 30, 2018. At Mr. Barry’s request, the fees were paid to funds managed by his employer.
(2)	Mr. Pohly was elected to the Board of Directors on June 1, 2018. At Mr. Pohly’s request, the fees were paid to a fund managed by his employer.
(3)	Mr. Zeitoun is not separately compensated for services as a director.
(4)	Amounts represent fees earned for service for the period from October 31, 2018 through December 31,2018. These amounts have been accrued but not yet paid as of December 31, 2018.
(5)	Black Scholes value at grant date

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

2017 Compensation

On March 8, 2017, the Board determined that Mr. Zeitoun’s 2017 compensation is as follows: salary — $350,000; cash receipts bonus — 4% of monthly gross cash receipts, up to a maximum bonus of $150,000; revenue bonus — $100,000 if GAAP revenue exceeds $6 million; cash flow bonus — $100,000 if the Company is cash flow positive for 2017. The cash receipts bonus was earned. The revenue and cash flow bonuses were not earned.

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

2018 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Zeitoun’s 2018 compensation to be as follows. salary — $350,000. bonus — $75,000. The bonus was determined on January 31, 2019 and is payable in 2019.

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

2017 Compensation

Mr. Carney’s 2017 compensation was as follows: salary — $150,000 per annum through August 15, 2017 and $200,000 per annum thereafter; revenue bonus — $25,000 if GAAP revenue exceeds $6 million; cash flow bonus — $25,000 if the Company is cash flow positive for 2017.  The increase in salary has not been paid and the incremental amount is owed to Mr. Carney.

Mr. Gleeson’s 2017 compensation was as follows: salary — $250,000; revenue bonus — $25,000 if GAAP revenue exceeds $6 million; cash flow bonus — $25,000 if the Company is cash flow positive for 2017.

None of the bonuses were earned or paid.

On December 14, 2017, 4,780,550 options to purchase Common Stock were granted to Mr. Carney and 3,748,439 options were granted to Mr. Gleeson. The vesting conditions and the relevant definitions are the same as vesting conditions and definitions described above relating to the options granted to Mr. Zeitoun on December 14, 2017.

On December 7, 2017, the Board of Directors, on the recommendation of the Compensation Committee, granted to each of Mr. Carney and Mr. Gleeson a bonus for service in 2017 of $30,000 payable in 2018.

2018 Compensation

On the recommendation of the Compensation Committee, the Board determined 2018 compensation to be as follows: Mr. Carney: salary — $200,000; bonus — $20,000. The bonus was determined on January 31, 2019 and is payable in 2019. Mr. Gleeson: salary — $250,000; bonus — $20,000. The bonus was determined on January 31, 2019 and is payable in 2019.

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

Security Ownership of Certain Beneficial Owners and Management Ownership Tables

The following table sets forth, as of April 16, 2019, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 175,513,549 shares of common stock outstanding as of April 16, 2019 plus the shares that a person has a right to acquire within 60 days of April 16, 2019

	Number of Shares of	Percentage of Common
	Common Stock Beneficially	Stock Beneficially
Name and Address (1)	Owned (2)	Owned
Mario Concha (3) (4)	7,653,217	4.2
Michael Barry (3) (18)	0	*
Robert Betz (3) (5)	3,223,736	1.8
John Levy (3) (6)	2,760,801	1.6
Michael Pohly (3) (19)	0	*
Geoffrey Scott (3) (17)	8,785,210	5.0
Ali Zamani (3) (8)	2,829,338	1.6
Alexandre Zyngier (3) (9)	1,361,789	1.0
Andre Zeitoun (3) (10) (20)	12,916,561	6.9
Christopher T. Carney (11) (20)	6,402,104	3.5
William Gleeson (12) (20)	4,632,830	2.6
All Officers and Directors as a Group	50,515,586	23.9
IBS Capital, LLC (7)	36,352,293	19.4
Samlyn Capital, LLC (13)	48,791,970	22.8
Berylson Master Fund, L.P. (14)	14,954,463	7.9
James Berylson (14)	16,227,463	8.6
Kingdon Capital Management, LLC (15)	19,870,854	10.2
Masato Katayama (16)	16,834,635	9.5

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 55 Washington Street, Suite 301, Brooklyn, NY 11201.

(2)	Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of April 16, 2019 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Director

(4)	Mr. Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 43,885 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 30,000 shares of common stock at $0.25 per share and expiring in May, 2021; options to purchase 600,000 shares of common stock at $0.25 expiring in May, 2021; (vi) options to purchase 70,000 shares of common stock expiring in August, 2026; (vii) options to purchase 140,000 shares of common stock expiring in May, 2022; (viii) options to purchase 140,000 shares of common stock expiring in December, 2022; (ix) options to purchase 3,250,000 shares of common stock expiring in December 2027; and (x) June 2018 Warrants to purchase 1,000,000 shares of common stock at $0.15 per share expiring in June, 2021.
(5)	Mr. Betz’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; (iv) options to purchase 33,937 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 64,815 shares of common stock at $0.28 per share expiring in January 2026; (vi) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2021; (vii) options to purchase 150,000 shares of common stock at $0.25 per share expiring in May, 2021; (viii) options to purchase 60,000 shares of common stock at $0.25 per share expiring in August, 2026; (ix) options to purchase 140,000 shares of common stock expiring in May, 2022; and (x) options to purchase 1,791,667 shares of common stock expiring in December, 2027.
(6)	Mr. Levy’s holdings include: (i) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (ii) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (iii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iv) options to purchase 50,000 shares of common stock at $0.28 per share, and expiring in January, 2026; (v) options to purchase 51,170 shares of common stock at $0.285 per share expiring in January, 2026; (vi) options to purchase 80,000 shares of common stock at $0.28 per share expiring in January, 2021; (vii) options to purchase 37,500 shares of common stock at $0.25; (viii) options to purchase 70,000 shares of common stock at $0.25 expiring in August, 2026; (ix) options to purchase 120,000 shares of common stock expiring in May, 2022; (x) options to purchase 1,000,000 shares of common stock expiring in December, 2027; and (xi) June 2018 Warrants to purchase 125,000 shares of common stock at $0.15 per share expiring in June 2021.

(7)	IBS Capital LLC is deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 15,252,583 shares of common stock; (ii) 6,725,399 shares of common stock issuable upon conversion of Series A Notes; (iii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2021; (iv) June 2016 Warrants to purchase 244,745 shares of common stock at $0.25 expiring in June, 2021; (v) options to purchase 30,100 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 64,000 shares of common stock at $0.25 expiring May, 2022; and (vii) May 2017 Warrants to purchase 601,060 shares of common stock at $0.10 per share expiring in May, 2022. The IBS Turnaround Fund, L.P. owns (i) 7,305,997 shares of common stock; (ii) 3,349,123 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 25,175 shares of common stock at $0.21 expiring in January, 2021; (iv) June 2016 Warrants to purchase 124,625 shares of common stock at $0.25 per share expiring in June, 2021; (v) options to purchase 16,000 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2022; and (vii) May 2017 Warrants to purchase 124,625 shares of common stock at $0.10 per share expiring in May, 2022. The IBS Opportunity Fund, Ltd. owns (i) 1,475,154 shares of common stock; (ii) 653,463 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 6,400 shares of common stock at $0.21 per share expiring in January, 2021; (iv) June 2016 Warrants to purchase 31,000 shares of common stock at $0.25 per share expiring in June, 2021; (v) options to purchase 7,100 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 6,000 shares of common stock expiring in May, 2022; and (vii) May 2017 Warrants to purchase 58,401 shares of common stock at $0.10 per share expiring in May 2022.

(8)	Mr. Zamani’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; (iv) options to purchase 73,099 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 81,522 shares of common stock at $0.30 per share expiring in January, 2021; (vi) options to purchase 50,000 shares of common stock at $0.25 per share expiring in May, 2021; (vii) options to purchase 50,000 shares of common stock at $0.25 per share expiring in August, 2021; (viii) options to purchase 100,000 shares of common stock at $0.25 per share expiring in May, 2022; (ix) options to purchase 833,333 shares of common stock at $0.06 per share expiring in December, 2027; and (x) June 2018 Warrants to purchase 625,000 shares of common stock at $0.15 per share expiring in June 2021.

(9)	Mr. Zyngier’s holdings include options to purchase 545,289 shares of common stock expiring in December, 2027.
(10)	Mr. Zeitoun’s holdings include (i) options (held through Material Advisors) to purchase 1,742,792 shares of common stock at $0.83 per share expiring in January, 2021; (ii) options to purchase 1,742,792 shares of common stock at $1.66 per share expiring in November, 2022; (iii) options to purchase 321,123 shares of common stock at $0.24 per share expiring in March, 2021; and (iv) options to purchase 5,955,386 shares of common stock expiring in December, 2027.

(11)	Mr. Carney’s holdings include: (i) options to purchase 580,930 shares of common stock at $0.83 per share expiring in January, 2022; (ii) options to purchase 580,931 shares of common stock at $1.66 per share expiring in January, 2023; (iii) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (iv) options to purchase 50,000 shares of common stock at $0.68 per share expiring in February, 2025; (v) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021; (vi) options to purchase 500,000 shares of common stock at $0.16 per share expiring in August, 2019; and (vii) options to purchase 3,585,413 shares of common stock expiring in December, 2027.

(12)	Mr. Gleeson’s holdings include: (i) options to purchase 900,000 shares of common stock at $1.90 per share expiring in September, 2021; (ii) options to purchase 72,406 shares of common stock at $1.66 per share expiring in November, 2022; (iii) options to purchase 600,000 shares of common stock at $0.84 per share expiring in June, 2024 (iv) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021; and (v) options to purchase 2,812,080 shares of common stock expiring in December, 2027.

(13)	Samlyn Capital, LLC, 500 Park Avenue, 2nd Floor, New York, N.Y. 10022, is the beneficial owner of shares held by funds it manages by virtue of the right to vote and dispose of the securities. Samlyn Onshore Fund, L.P. owns 17,446,001 shares, including (i) 12,320,033 shares of common stock issuable upon conversion of the Series A Notes, (ii) options to purchase 88,195 shares of common stock at $0.06 per share and (iii) warrants to purchase 1,101,062 shares of common stock at $0.10 per share. Samlyn Offshore Master Fund, Ltd., owned 31,716,744 shares of common stock, including (i) 23,082,360 shares of common stock issuable upon conversion of the Series A Notes, (ii) options to purchase 259,027 shares of common stock at $0.06 per share and (iii) warrants to purchase 2,062,909 shares of common stock at $0.10 per share. Robert Pohly is the president of Samlyn Capital, LLC. He has beneficial ownership of shares owned by funds of which Samlyn Capital, LLC is the general partner or investment manager with Mr. Pohly having sole voting and investment power.
(14)	James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. Of the 14,873,879 shares owned by the Berylson Master Fund, L.P., 10,851,987 shares are issuable upon conversion of Series 2023 Notes owned by the Berylson Master Fund, L.P. and 1,798,095 shares are issuable upon the exercise of warrants owned by the Berylson Master Fund, L.P. Mr. Berylson may be deemed to beneficially own the 16,146,879 shares. Mr. Berylson owns and additional 1,273,000 shares. The address of Berylson Capital Partners, LLC, 200 Clarendon Street, Boston, MA 02116.
(15)	Kingdon Capital Management, LLC, 152 West 57th Street, 50th Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. M. Kingdon Offshore Mast Fund, L.P. owns (i) 17,510,489 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes, (ii) options to purchase 277,777 shares of common stock at $0.12 per share and (iii) 2,082,588 shares upon the exercise of warrants at $0.10 per share. Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.
(16)	Mr. Katayama is the President of Fimatec, LTD (Japan) a producer and distributor of specialty minerals. In March, 2016 Applied Minerals, Inc. and Fimatec LTD entered into an agreement in which Fimatec LTD agreed to be the exclusive distributor of the Company’s halloysite-based DRAGONITE for the Japanese market. In June, 2016 Fimatec LTD purchase 3,333,334 units from the Company in exchange for $500,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.3 shares of the common stock of the Company with a whole share costing 3.3 warrants and $0.25. In August, 2017, SK Logistics (Singapore) PTE LTD purchased 10,000,000 million units from the Company in exchange for $400,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.25 shares of common stock of the Company exercisable at $0.04 per share. Mr. Katayama is deemed to beneficially own these shares. The address of each entity is Ochaanimizu Center Bldg, 5F 2-23-1 Kanda Awaji-cho Chiyoda-ku, Tokyo, Japan 101-0063.

(17)	Mr. Scott’s holdings include: (i) warrants to purchase 210,210 shares of common stock at $0.25 per share expiring in June 2021 and (ii) warrants to purchase 625,000 shares of common stock at $0.15 per share expiring in June 2021.
(18)	Mr. Barry is the General Counsel and Chief Compliance Officer for Samlyn Capital, LLC. In 2018 at the direction of Mr. Barry, in respect of his fees for service through September 30, 2019, the Company granted options to purchase 347,222 shares of common stock to two funds managed by his employer, Samlyn Capital, LLC.
(19)	Up until March 31, 2019, Mr, Pohly was a portfolio manager at Kingdon Capitsal Management, LLC. In 2018, at the direction of Mr.Pohly with respect to his fees for service through September 30, 2019, the Company granted options to purchase 277,777 shares to a fund managed by his employer, Kingdon Capital Management LLC.

(20)	Executive officer.

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000.  The number of shares subject to the 2016 IP was 15,000,000.

Plans Not Approved by Stockholders

Prior to the adoption of the November 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements.

In May and August, 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000. The Company granted options to purchase 1,993,655 shares of common stock under the 2016 LTIP.

In 2017, prior to the adoption of the 2017 Incentive Plan (“2017 IP”) in August, 2017, the Company granted options to purchase 870,000 shares of common stock under individual arrangements.

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company has granted options to purchase 39,245,288 shares of common stock under the 2017 IP.

Equity Compensation Information

As of December 31, 2018

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,553,249	(1)	$1.05	16,346,751

Equity compensation plans not approved by security holders	47,313,596	(2)	$0.17	761,057

Total	54,866,845		$0.29	17,107,808

(1)	Options granted under the 2012 Long-Term Incentive Plan
(2)	Options to purchase common stock were issued under individual compensation plans prior to the adoption of the 2012 LTIP and 2016 LTIP as follows: (a) 9,487,930 options were granted to Material Advisors LLC, the entity that provided management personnel to the Company from 2009 to 2013. Mr. Zeitoun was allocated 60% of the options and the other members of Material Advisors LLC, Christopher Carney and Eric Basroon (Mr. Zeitoun’s brother-in-law and Vice President of Business Development), were allocated 20% each. 6,583,277 options have an exercise price of $.70 per share, vested over three years from 2009-2011, and have a ten-year term. 2,904,653 have an exercise price of $.83 per share, vested over one year in 2012, and have a ten-year term; (6) 650,000 options were granted in two grants to a now-former director during 2008 and 2009 in his capacity as an employee and a consultant. The exercise price was $.70 per share, the options vested immediately and have a ten-year term; (c) 8,0371,949 options were granted to employees and consultants in five grants during 2011 and 2012. The exercise prices range from $0.78 per share to $2.00 per share, vesting periods ranged from one to three years, and the terms are five or ten years; and (d) 461,340 options were granted to an investment bank in April of 2011 for financial advisory services provided to the Company. The exercise price of the options was $1.15 per share, it vested immediately and has a term of ten years. All of the foregoing options had an exercise price at or above the market price of the common stock on the date of grant.

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

The following options were granted under the Company’s 2017 Incentive Plan:

On December 14, 2017, options were granted to Named Executive Officers as follows: Andre Zeitoun: 11,910,772 options; Christopher Carney: 4,780,550 options; William Gleeson: 3,749,439 options.

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

The total number of options granted to each of the directors is as follows: Mr. Betz — 1,791,667; Mr. Concha: 3,250,000; Mr. Levy — 1,000,000; and Mr. Zamani — 833,333.

On December 21, 2017, the Company granted options to purchase 545,289 shares to Alexandre Zyngier. Each option has an exercise price of $0.075 and a term of 5 years. Of the options granted to Mr. Zyngier, 45,290 vested on December 21, 2017, 166,666 vest on January 1, 2018, 166,666 vest on April 1, 2018 and 166,667 vest on July 1, 2018.

The 2017 Incentive Plan was adopted on December 14, 2017 by the Board of Directors. Forty million (40,000,000) shares of Common Stock are subject to the 2017 Incentive Plan. The options granted under the 2017 Incentive Plan will cease to be effective if the Certificate of Incorporation is not amended to increase the number of authorized shares of Common Stock.

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

Transactions with Related Persons

In March 2018, Geoffrey Scott, a director of the Company, purchased 1,000,000 shares of common stock from the Company through a private placement. The total cost of the purchase was $50,000. In April 2018, Mr. Scott purchased 2,500,000 shares of common stock from the Company through a private placement. The total cost of the purchase was $100,000. In June 2018, Mr. Scott purchased 625,000 units from the Company through a private placement. The total cost of the purchase was $50,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15.

In June 2018, John Levy, a director of the Company, purchased 125,000 units from the Company through a private placement. The total cost of the purchase was $10,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15.

In June 2018, Ali Zamani, a director of the Company, purchased 625,000 units from the Company through a private placement. The total cost of the purchase was $50,000. Each unit consists of one share of common stock and one option to purchase one share of common stock for $0.15. Of the 625,000 units purchase by Mr. Zamani, 312,500 units were purchased through Investment, LLC, of which Mr. Zamani is Managing Partner.

Eric Basroon, Mr. Zeitoun’s brother-in-law, is currently employed by the Company. Mr. Basroon’s salary for 2018 was $200,000 per year.  Mr. Basroon has been awarded a $20,000 bonus payable in 2019 for 2018 work.

Policy on Board of Directors' Pre-Approval of Audit an Non-Audit Services of Independent Auditors

The Audit Committee has adopted a policy for the pre-approval of all audit, audit-related, tax, and other services provided by the Company’s independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services must be specifically pre-approved by the Board of Directors. The Board of Directors does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For the fiscal year ended December 31, 2018, all services provided by the Company’s independent registered public accounting firm were pre-approved by the Board of Directors.

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ (the independence standard used by the Company) are Messrs. Levy, Concha, Barry, Betz, Pohly, Zyngier, and Zamani. The members of the Audit Committee, Messrs. Zyngier, Betz and Zamani, are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.  Mr. Zeitoun is not an independent under the NASDAQ standards of independence.  Mr. Zeitoun is an employee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey LLP (“MaloneBailey”) was selected by our Board of Directors as the Company’s independent registered public accounting firm for the years ending December 31, 2018 and as our independent registered public accounting firm reviewed the interim financial statements for the three and nine months ended September 30, 2018.

EisnerAmper LLP (“EisnerAmper”), the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016 and December 31, 2017, was dismissed on October 4, 2018. The dismissal was approved by the Company’s Audit Committee.

EisnerAmper’s reports on the financial statements for 2016 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. EisnerAmper’s report includes an explanatory paragraph about the existence of substantial doubt concerning the Company’s ability to continue as a going concern.

There were no disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of EisnerAmper, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on the financial statements for the years ended December 31, 2016 or December 31, 2017.

The following table presents fees for services rendered by EisnerAmper for the years ended December 31, 2018 and 2017, respectively.

	January 1, 2018 through October 4, 2018	December 31, 2017

Audit Fees (1)	$160,157	$143,500
Tax Fees	7,500	15,000

Total	$167,657	$158,500

(1)	Audit fees includes fees for the audit of the annual financial statements and the review of the financial statements for the quarters and represent the aggregate fees paid for professional services including: (i) audits of annual financial statements, (ii) reviews of quarterly financial statements, (iii) S-1 filings and (iv) SEC comment letter responses.

The following table presents fees for services rendered by MaloneBailey, the independent auditor for the audit of the Company’s annual consolidated financial statements for the year ended December 31, 2018.

October 5, 2018 through December 31, 2018

Audit Fees (1)	$$67,500
Tax Fees	- 0 -

Total	$$67,500

(1)	Audit fees includes fees for the audit if the annual financial statements and the review of the financial statements for the quarter ended September 30, 2018 and a deposit for work related to the Company’s 2018 audit.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	Short Term Incentive Plan	(8)
10.6	Form of Stock Grant	(9)
10.7	2016 Long Term Incentive Plan and form of option agreement	(10)
10.8	2016 Incentive Plan and form of option agreement	(11)
10.9	Form of warrant issued in June, 2016	(12)
23.1	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 3-, 2016
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(4)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(5)	Incorporated by reference to Exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(6)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(8)	Incorporated by reference to Exhibit 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(9)	Incorporated by reference to Exhibit 10.10 included in the Registrant’s Annual Report of Form 10-K, filed on March 27, 2015
(10)	Incorporated by reference to Exhibit 10.12 included in Registrant’s Registration Statement No. 213752 filed on July 24, 2108
(11)	Incorporated by reference to Exhibit 10.14 included in Registrant’s Registration Statement No. 213752 filed on July 24, 2018
(12)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on June 28, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2019

APPLIED MINERALS, INC.

By:	/s/ ANDRE ZEITOUN
Andre Zeitoun
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BARRY	Director	April 16, 2019
Michael Barry

/s/ ROBERT BETZ	Director	April 16, 2019
Robert Betz

/s/ MARIO CONCHA	Director	April 16, 2019
Mario Concha

/s/ JOHN LEVY	Director	April 16, 2019
John F. Levy

/s/ MICHAEL POHLY	Director	April 16, 2019
Michael Pohly

/s/ GEOFFREY SCOTT	Director	April 16, 2019
Geoffrey Scott

/s/ ANDRE ZEITOUN	Director	April 16, 2019
Andre Zeitoun

/s/ ALEXANDRE ZYNGIER	Director	April 16, 2019
Alexandre Zyngier

