Form 10-Q
period 2019-03-31
Applied Minerals, Inc.
filed 2019-05-15
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to xSection 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 15, 2019 was 175,513,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

FIRST QUARTER 2019 REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,787,529	$2,892,340
Accounts receivable	112,741	32,654
Deposits and prepaid expenses	259,255	364,491
Total Current Assets	2,159,525	3,289,485

Operating lease right-of-use assets	310,705	-0-
Land	500,000	500,000

Other Assets – Deposits	347,758	347,493

TOTAL ASSETS	$3,317,988	$4,136,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$687,237	$840,017
PIK Note interest accrual	376,292	343,810
Current portion of notes payable	155,487	246,496
Current portion of operating lease liabilities	94,600	-0-
Total Current Liabilities	1,313,616	1,430,323

Long-Term Liabilities
PIK Notes payable, net of $1,737,444 and $8,556,591 debt discount, respectively	42,124,138	35,036,320
PIK Note derivative	-0-	1,780,072
Operating lease liabilities	217,625	-0-
Deferred rent	-0-	8,949
Total Long-Term Liabilities	42,341,763	36,825,341

TOTAL LIABILITIES	43,655,379	38,255,664

Stockholders’ (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-0-	-0-
Common stock, $0.001 par value, 400,000,000 shares authorized, and 175,513,549 shares issued and outstanding at March 31, 2019 and December 31, 2018.	175,514	175,514
Additional paid-in capital	73,590,973	73,525,650
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(94,094,382)	(87,810,354)
Total Stockholders’ Deficit	(40,337,391)	(34,118,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,317,988	$4,136,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES	$120,527	$45,647

OPERATING EXPENSES:
Production costs	225,705	171,596
Exploration costs	33,767	55,951
General and administrative	812,570	1,199,046
Depreciation expense	-0-	323,144
Total Operating Expenses	1,072,042	1,749,737

Operating Loss	(951,515)	(1,704,090)

OTHER (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(392,480)	(2,542,051)
Loss on revaluation of PIK Note derivative	-0-	(8,179,927)
Other income, net	1,414	350,086
Total Other (Expense)	(391,066)	(10,371,892)

NET LOSS	$(1,342,581)	(12,075,982)

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.08)

Weighted Average Shares Outstanding (Basic and Diluted)	175,513,549	145,620,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2018	$175,514	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard (Note 3)				(4,941,447)	(4,941,447)

Stock option compensation expense		65,323			65,323

Net Loss				(1,342,581)	(1,342,581)

Balance, March 31, 2019	$175,514	$73,590,973	$(20,009,496)	$(94,094,382)	$(40,337,391)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2017	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(33,200,782)

Shares issued for consulting services	1,500	58,500			60,000

Shares issued in private placement	7,625	387,375			395,000

Shares issued for warrant exercise	500	19,500			20,000

Stock option compensation expense		583,000			583,000

Net Loss				(12,075,982)	(12,075,982)

Balance, March 31, 2018	$150,389	$72,200,686	$(20,009,496)	$(96,560,343)	$(44,218,764)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(1,342,581)	$(12,075,982)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-0-	323,144
Amortization of discount - PIK Notes	88,679	2,190,989
Amortization of deferred financing costs	22,751	22,751
Accrued interest on PIK Notes	278,402	61,681
Stock issued for consulting services	-0-	60,000
Stock based compensation expense	65,323	583,000
(Gain) loss on revaluation of PIK Note derivative	-0-	8,179,927
Non-cash lease expense	1,520	-0-
Change in operating assets and liabilities:
Accounts receivable	(80,087)	9,395
Deposits and prepaids	104,971	80,391
Accounts payable and accrued liabilities	(152,780)	268,101
Net cash used in operating activities	(1,013,802)	(296,603)

Cash Flows From Investing Activities	-0-	-0-

Cash Flows From Financing Activities:
Payments on notes payable	(91,009)	(93,882)
Proceeds from sale of common stock	-0-	395,000
Proceeds from exercise of options or warrants	-0-	20,000
Net cash (used in) provided by financing activities	(91,009)	321,118

Net change in cash and cash equivalents	(1,104,811)	24,515

Cash and cash equivalents at beginning of period	2,892,340	47,652

Cash and cash equivalents at end of period	$1,787,529	$72,167

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,156	$5,501
Cash paid for income taxes	$-0-	$-0-

Supplemental disclosure of non-cash financing activity:
Accrued interest paid through the issuance of PIK Notes	$245,920	$61,682
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity	$4,950,396	$-0-

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

For the three months ended March 31, 2019, the largest customer during the period accounted for 80% of total revenue and amounts owed by the largest customer represented 85% of accounts receivable. For the three months ended March 31, 2018, the largest customer during the period accounted for 47% of total revenue and amounts owed by the largest customer represented 0% of accounts receivable.

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

In consideration of the Exploration License, CMC has paid the Company $350,000 and paid it $150,000 on the first anniversary of the Effective Date of the Exploration License. CMC will pay the Company $250,000 on each subsequent anniversary of the Effective Date of the Exploration License during the remaining term of the Exploration License unless the Exploration License is terminated earlier by CMC by exercising the option or failing to make the required payment for the Exploration License.

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

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the three months ended March 31, 2019, the Company’s net loss was $1,342,581 and cash used in operating activities was $1,013,802. As of March 31, 2019, the Company had current assets of $2,159,525 and current liabilities of $1,313,616 of which $376,292 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $200,000 of accrued directors fee as determined by the Company’s Board, (ii) $155,487 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $133,000 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 15, 2020 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 15, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2018, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 16, 2019.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of May 15, 2019, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at March 31, 2019 and December 31, 2018.

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

Depreciation expense for the three months ended March 31, 2019 and 2018 totaled $0 and $323,144, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of March 31, 2019. The Company determined there was an impairment of its long-lived assets at December 31, 2018.

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

Effective January 1, 2019 the Company adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The adoption of ASU 2018-07 had no material impact on the Company’s financial results.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at March 31, 2019.

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018.

The Company adopted this new accounting standard on January 1, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. The new standard had a material impact on the unaudited consolidated balance sheet, but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives.

Impact of New Lease Standard on Balance Sheet Line Items

As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2019:

	Impact of Change in Accounting Policy
	As reported December 31, 2018	Adjustments	Adjusted January 1, 2019
Operating lease right-of-use assets	$-0-	$325,255	$325,255
Total assets	4,136,978	325,255	4,462,233
Current portion of operating lease liabilities	-0-	92,396	92,396
Total current liabilities	1,430,323	92,396	1,522,719
Long-term operating lease liabilities	-0-	241,808	241,808
Deferred rent	8,949	(8,949)	-0-
Total long-term liabilities	36,825,341	232,859	37,058,200
Total liabilities	38,255,664	325,255	38,580,919

See Note 4 for additional information

ASU 2017-11, Part I accounting for Certain Financial Instruments with Down Round Features

In July 2017, the FASB issued ASU 2017-11 to simplify the accounting for equity contracts (e.g., freestanding warrants) or equity-linked embedded features (e.g., conversion options in convertible instruments) with down round features. Under the new guidance, entities are no longer required to consider down round features when determining whether these financial instruments containing a down round feature are indexed to the issuer’s own stock pursuant to ASC 815-40. Being indexed to an entity’s own stock is required for a freestanding financial instrument to be classified in shareholders’ equity and may exempt an embedded feature from bifurcation and derivative accounting.

The Company adopted ASU 2017-11 on January 1, 2019 on a modified retrospective basis and applied the new standard to all financial instruments with down round features through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. On January 1, 2019, the Company recorded a transition adjustment to reduce retained earnings by $4,950,396. The new standard had a material impact on the unaudited consolidated balance sheet, but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

Impact of ASU 2017-11 on Balance Sheet Line Items

As a result of applying ASU 2017-11 using a modified retrospective method, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2019:

	Impact of Change in Accounting Policy
	As reported on December 31, 2018	Adjustments	Adjusted as of January 1, 2019
PIK Note payable, net	$35,036,320	$6,730,468	$41,766,788
PIK Note derivative	1,780,072	(1,780,072)	-0-
Total Long-Term Liabilities	36,825,341	4,950,396	41,775,737
Total liabilities	38,255,664	4,950,396	43,206,060
Accumulated deficit	(87,810,354)	(4,950,396)	(92,760,750)
Total shareholders’ deficit	$(34,118,686)	$(4,950,396)	$(39,069,082)

See Note 6 for additional information

Recently Issued Accounting Pronouncements

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

NOTE 4 – LEASES

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Supplemental cash flow information related to leases for the three months ended March 31, 2019 is as follows:

Operating cash flows paid for operating leases	$26,883
Non-cash lease expense	$1,520

Supplemental balance sheet information related to leases as of March 31, 2019 is as follows:

Operating lease Right-of-use assets	$310,705

Current portion of operating lease liabilities	$94,600
Long-term operating lease liabilities	217,625
Total operating lease liabilities	$312,225

Weighted average remaining operating lease term	3 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2019:

2019 (remaining nine months)	$83,070
2020	113,253
2021	116,649
2022	29,376
Total lease payments	342,348
Less: imputed interest	(30,123)
Total lease liabilities	$312,225

NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Note payable for equipment, payable $5,443 - $25,936 monthly (a)	$155,487	$246,496

Less: Current Portion	155,487	246,496
Notes Payable, Long-Term Portion	$-0-	$-0-

(a)	On October 2018 the Company signed two note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installments which started on November 17, 2018

During the three months ended March 31, 2019 and 2018, the Company's interest payments totaled $9,156 and $5,501, respectively.

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of March 31, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,640,608	$27,622,913	$44,263,521
Less: Discount	-0-	(1,737,445)	(1,737,445)
Less: Deferred Financing Cost	(151,106)	(250,832)	(401,938)
PIK Note Payable, Net	$16,489,502	$25,634,636	$42,124,138

PIK Note Derivative Liability	$-0-	$-0-	$-0-

As of December 31, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,394,688	$27,622,913	$44,017,601
Less: Discount	(1,297,416)	(7,259,175)	(8,556,591)
Less: Deferred Financing Cost	(158,179)	(266,511)	(424,690)
PIK Note Payable, Net	$14,939,093	$20,097,227	$35,036,320

PIK Note Derivative Liability	$253,215	$1,526,857	$1,780,072

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

During the three months ended March 31, 2019, the Company amortized $104,358 of debt discount and deferred financing cost relating to the Series A Notes Payable. The carrying value of the Series A Notes Payable as of March 31, 2019 was $25,634,636.

As of March 31, 2019, the Company was in compliance with the covenants of the Series A Notes.

As of March 31, 2019, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,073,812 and $4,843,078, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of March 31, 2019, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of March 31, 2019, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,316,560, $2,643,794 and $256,880, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At March 31, 2019, IBS Capital, LLC owned 13.7% of the shares of the common stock of the Company.

As of March 31, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,217,239 of principal of the Series A Notes. As of March 31, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

Series 2023 Notes (Amended)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February, 2019, the Company issued $245,920 in additional Series 2023 Notes to the holders to pay the semi-annual interest.

During the three months ended March 31, 2019, the Company amortized $7,073 of deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $245,920 in lieu of cash interest payments, increasing the Series 2023 Notes Payable carrying value to $16,489,502 as of March 31, 2019.

As of March 31, 2019, the Company was in compliance with the covenants of the Series 2023 Notes.

As of March 31, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $3,962,050 of principal of the Series 2023 Notes. As of March 31, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At March 31, 2019 and December 31, 2018, no shares of preferred stock were outstanding.

Common Stock

On December 7, 2017, stockholders of the Company approved to increase the authorized shares of common stock from 250,000,000 to 400,000,000 shares, $0.001 par value per share. At March 31, 2019 and December 31, 2018, 175,513,549 shares were issued and outstanding.

2019

During the three months ended March 31, 2019, there were no activities.

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

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the three months ended March 31, 2019:

Shares Issuable upon exercise of
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2019	26,688,373	$0.15
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at March 31, 2019	26,688,373	$0.15

At March 31, 2019, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at March 31, 2019 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	2.08	$1.15
$0.25	3,283,283	2.24	$0.25
$0.04	2,068,750	3.44	$0.04
$0.10	11,000,000	3.71	$0.10
$0.15	9.875,000	2.23	$0.15
	26,688,373	2.93	$0.15

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

The significant assumptions relating to the valuation of the Company's options issued during the three months ended March 31, 2019 were as follows on a weighted average basis:

Dividend Yield	0.0%
Expected Life (in years)	2.52 - 7.50
Expected Volatility	69.13% - 167.28%
Risk Free Interest Rate	1.42% - 3.07%

A summary of the status and changes of the options granted under stock option plans and other agreements during the three months ended March 31, 2019:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2018	54,866,845	$0.29
Granted	2,433,334	$0.06
Exercised	-	-
Forfeited	(1,773,611)	0.06
Outstanding at March 31, 2019	55,526,568	$0.29

During the three months ended March 31, 2019, the Company granted 2,433,334 options to purchase the Company’s common stock with a weighted average exercise price of $0.06.

A summary of the status of the options outstanding at March 31, 2019 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
1,000,000	9.8	$0.05	0	$0.05
35,808,334	8.3	$0.06	28,808,334	$0.06
545,289	8.7	$0.075	545,289	$0.075
377,777	4.4	$0.11	352,777	$0.11
3,173,611	4.1	$0.12	3,173,611	$0.12
500,000	2.4	$0.16	500,000	$0.16
81,395	4.9	$0.21	81,395	$0.21
100,000	1.5	$0.22	100,000	$0.22
1,066,155	2.1	$0.24	1,066,155	$0.24
2,087,500	3.5	$0.25	2,087,500	$0.25
35,595	4.0	$0.27	35,595	$0.27
474,815	5.1	$0.28	474,815	$0.28
234,506	3.9	$0.285	234,506	$0.285
81,522	1.8	$0.30	81,522	$0.30
200,000	5.9	$0.66	200,000	$0.66
150,000	5.9	$0.68	150,000	$0.68
100,000	0.3	$0.70	100,000	$0.70
488,356	6.1	$0.73	488,356	$0.73
3,104,653	2.9	$0.83	3,104,653	$0.83
975,000	5.2	$0.84	975,000	$0.84
300,000	4.4	$1.10	300,000	$1.10
300,000	4.2	$1.15	300,000	$1.15
65,000	4.2	$1.35	65,000	$1.35
300,000	3.2	$1.55	300,000	$1.55
3,077,060	3.6	$1.66	3,077,060	$1.66
900,000	2.4	$1.90	900,000	$1.90
55,526,568	6.8	$0.29	47,501,568	$0.32

Compensation expense of $65,323 was recognized for vested options for the three months ended March 31, 2019. The aggregate intrinsic value of the outstanding options at March 31, 2019 was $0. At March 31, 2019, (i) $35,195 of unamortized compensation expense for time-based unvested options will be recognized over the next 2.44 years on a weighted average basis; (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized as the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At March 31, 2019, management, based on its financial expectations for 2019, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 9 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At March 31, 2019, the weighted average shares outstanding excluded options to purchase 55,526,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 98,265,956, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At March 31, 2018, the weighted average shares outstanding excluded options to purchase 59,825,123 shares of common stock of the Company, warrants to purchase 18,313,373 shares of common stock of the Company and 95,382,396 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 10 – SUBSEQUENT EVENTS

On April 25, 2019 the Company granted to its directors options to purchase a total of 4,000,000 shares of common stock at $0.04 per share. The options vested upon grant expire ten years (10) after the date of grant.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2018. There have been no material changes in our critical accounting policies and estimates during the three-month period ended March 31, 2019 compared to the disclosures on Form 10-K for the year ended December 31, 2018.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018. See the Recently Adopted Accounting Standards section of Note 3 ‘‘Significant Accounting Policies’’ to the unaudited consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2019	2018	$	%

REVENUES	$120,527	$45,647	$74,880	164%

OPERATING EXPENSES:
Production costs	225,705	171,596	54,109	32%
Exploration costs	33,767	55,951	(22,184)	(40%)
General and administrative	812,570	1,199,046	(386,476)	(32%)
Depreciation expense	-0-	323,144	(323,144)	(100%)
Total Operating Expenses	1,072,042	1,749,737	(677,695)	(39%)
Operating Loss	(951,515)	(1,704,090)	(752,575)	(44%)
OTHER (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(392,480)	(2,542,051)	(2,149,571)	(85%)
Loss on revaluation of PIK Note derivative	-0-	(8,179,927)	(8,179,927)	(100%)
Other income, net	1,414	350,086	(348,672)	(100%)

Total Other Expense	(391,066)	(10,371,892)	(9,980,826)	(96%)

NET LOSS	$(1,342,581)	$(12,075,982)	$(10,733,401)	(89%)

Revenue for the three months ended March 31, 2019 totaled $120,527, an increase of $74,880 or 164%, compared to the same period in 2018. The increase was driven primarily by the sale of DRAGONITE totaling $96,000 to a manufacturer of high performance molecular sieves, partially offset by the absence of a sale of DRAGONITE totaling $11,022 to a manufacturer of refining catalysts, the absence of the sale of DRAGONITE totaling $6,021 to a distributor of products used for R&D work, and a $3,600, or 47%, decline in the sale of DRAGONITE to a manufacturer of ceramic clay bodies. No sales of AMIRON occurred during the three months ended March 31, 2019 and 2018.

Total operating expenses for the three months ended March 31, 2019 totaled $1,072,042, a decrease of $677,695, or 39%, compared to the same period in 2018. The decline was driven primarily by a $386,476, or 32%, decline in general and administrative costs and a $323,144, or 100%, decline in depreciation expense. The decline in depreciation expense resulted from an impairment of long-lived assets in the fourth calendar quarter of 2018.

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

Production costs incurred during the three months ended March 31, 2019 were $225,705, an increase of $54,109, or 32%, compared to the same period in 2018. The increase in production costs was driven primarily by a $72,671 increase in wages, a $25,963 increase in materials, energy and equipment related costs, and am $18,656 increase in freight costs, partially offset by a $37,772 reduction in clay tolling costs and $22,861 reduction in health insurance costs related to a decline in headcount. The increase in wage, material and energy costs was related primarily to the fulfillment of an order for DRAGONITE for a manufacturer of high performance molecular sieves. During the period the Company recognized one-third of the revenue associated with the order but also incurred a significant portion of the total costs associated with the order during the period

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended March 31, 2019 were $33,767, a $22,184, or 40%, decline compared to the same period in 2018. The decline was due to a general reduction in non-production-related expenses at the Dragon Mine.

General and administrative expenses incurred during the three months ended March 31, 2019 totaled $812,570, a decline of $386,476, or 32%, when compared to the same period in 2018. The decrease was driven primarily by a $372,828 decline in equity-based compensation to employees and consultants, a $44,848 decline in director expense due to reduction in equity-based compensation, and a $38,174 decline in professional services expense, partially offset by a $45,395 increase in insurance expense and a $26,007 increase in wages.

Operating loss incurred during the three months ended March 31, 2019 was $951,515, a $752,575, or 44%, decrease when compared to the same period in 2018. The decline was driven by a $386,476 decline in general and administrative expense, a $323,144 decrease in depreciation expense and a $74,880 increase in revenue when compared to the same period in 2018.

Net Loss for the three-month period ending March 31, 2019 was $1,342,581, a decline of $10,733,401, or 89%, when compared to the same period in 2018. The decline was driven by an $8,179,927 decline in the loss on the revaluation of the PIK Note derivative liability and a $2,149,571 decline in interest expense. The decline in the loss on the revaluation of the PIK note derivative liability was due to the elimination of the Company’s requirement to value the liability. The decline in interest expense was due primarily to a reduction in the interest rate resulting from a revision of the terms of the PIK Notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the three months ended March 31, 2019, the Company’s net loss was $1,342,581 and cash used in operating activities was $1,013,802. As of March 31, 2019, the Company had current assets of $2,159,525 and current liabilities of $1,313,616 of which $376,292 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $200,000 of accrued directors fee as determined by the Company’s Board, (ii) $155,487 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $119,269 of payables to a compounder for which the Company has agreed to satisfy in halloysite product and (iv) $133,000 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 15, 2020 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 15, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the three months ended March 31, 2019 was $1,013,802 compared to $296,603 during the same period in 2018, an increase of $717,199 or 241.8%. Cash used in operating activities during 2019 before adjusting for changes in operating assets and liabilities was $885,906, $231,416 more than the comparable period in 2018.

Cash provided by investing activities during the three months ended March 31, 2019 was $0 compared to $0 during the same period in 2018.

Cash used in financing activities during the three months ended March 31, 2019 was $91,009 compared to $321,118 provided during the same period in 2018. The $412,127 decrease in cash provided during the period was due primarily to no proceeds from sale of common stock and exercise of options or warrants.

Total assets at March 31, 2019 were $3,317,988 compared to $4,136,978 at December 31, 2018, a decrease of $818,990 due primarily to decrease in cash balance resulted from operations. Total liabilities were $43,655,379 compared to $38,255,664 at December 31, 2018. The increase of $5,399,715 in total liabilities was due primarily to the adoption of ASU 2016-02, Leases (Topic 842), which increase the operating lease liabilities and adoption of ASU 2017-11, which removed the derivative liabilities and related debt discount.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 6 of Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2018 Annual Report on Form 10-K.

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

APPLIED MINERALS, INC.

Dated: May 15, 2019	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: May 15, 2019	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

