Form 10-Q
period 2019-06-30
Applied Minerals, Inc.
filed 2019-08-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 14, 2019 was 175,513,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$796,793	$2,892,340
Accounts receivable	12,128	32,654
Deposits and prepaid expenses	144,733	364,491
Total Current Assets	953,654	3,289,485

Operating lease right-of-use assets	286,871	-
Land	500,000	500,000

Other Assets
Deposits	335,067	347,493
Total Other Assets	335,067	347,493

TOTAL ASSETS	$2,075,592	$4,136,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$932,348	$840,017
PIK Note interest accrual	302,340	343,810
Current portion of notes payable	63,595	246,496
Current portion of operating lease liabilities	96,861	-
Deferred revenue	1,320	-
Total Current Liabilities	1,396,464	1,430,323

Long-Term Liabilities
PIK Notes payable, net of $1,647,592 and $8,556,591 debt discount, respectively	42,377,938	35,036,320
PIK Note derivative	-	1,780,072
Operating lease liabilities	192,241	-
Deferred rent	-	8,949
Total Long-Term Liabilities	42,570,179	36,825,341

TOTAL LIABILITIES	43,966,643	38,255,664

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, and 175,513,549 shares issued and outstanding at June 30, 2019 and December 31, 2018.	175,514	175,514
Additional paid-in capital	73,730,188	73,525,650
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(95,787,257)	(87,810,354)
Total Stockholders’ Deficit	(41,891,051)	(34,118,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,075,592	$4,136,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2019	2018	2019	2018

REVENUES	$218,936	$92,438	$339,463	$138,085

OPERATING EXPENSES:
Production costs	219,453	184,875	445,158	356,461
Exploration costs	43,829	55,132	77,596	111,093
General and administrative	1,118,111	875,909	1,930,681	2,074,955
Depreciation expense	-	321,818	-	644,962
Total Operating Expenses	1,381,393	1,437,734	2,453,435	3,187,471

Operating Loss	(1,162,457)	(1,345,296)	(2,113,972)	(3,049,386)

OTHER (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(531,371)	(578,904)	(923,851)	(3,120,955)
Gain (loss) on revaluation of PIK Note derivative	-	1,601,423	-	(6,578,504)
Other income, net	953	3,738	2,367	353,824
Total Other (Expense)	(530,418)	1,026,257	(921,484)	(9,345,635)

NET LOSS	$(1,692,875)	$(319,039)	$(3,035,456)	$(12,395,021)

Net Loss Per Common Share (Basic and Diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.08)

Weighted Average Common Shares Outstanding (Basic and Diluted)	175,513,549	161,874,813	175,513,549	153,860,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, March 31, 2019	$175,514	$73,590,973	$(20,009,496)	$(94,094,382)	$(40,337,391)

Stock option compensation expense		139,215			139,215

Net Loss				(1,692,875)	(1,692,875)

Balance, June 30, 2019	$175,514	$73,730,188	$(20,009,496)	$(95,787,257)	$(41,891,051)

Balance, March 31, 2018	$150,389	$72,200,686	$(20,009,496)	$(96,560,343)	$(44,218,764)

Shares and warrants issued in private placement	21,750	1,168,250			1,190,000

Shares issued for warrant exercise	1,500	58,500			60,000

Stock option compensation expense		321,217			321,217

Net Loss				(319,039)	(319,039)

Balance, June 30, 2018	$173,639	$73,748,653	$(20,009,496)	$(96,879,382)	$(42,966,586)

	Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2018	$175,514	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard (Note 3)				(4,941,447)	(4,941,447)

Stock option compensation expense		204,538			204,538

Net Loss				(3,035,456)	(3,035,456)

Balance, June 30, 2019	$175,514	$73,730,188	$(20,009,496)	$(95,787,257)	$(41,891,051)

Balance, December 31, 2017	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(33,200,782)

Shares issued for consulting services	1,500	58,500			60,000

Shares and warrants issued in private placement	29,375	1,555,625			1,585,000

Shares issued for warrant exercise	2,000	78,000			80,000

Stock option compensation expense		904,217			904,217

Net Loss				(12,395,021)	(12,395,021)

Balance, June 30, 2018	$173,639	$73,748,653	$(20,009,496)	$(96,879,382)	$(42,966,586)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(3,035,456)	$(12,395,021)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	644,962
Amortization of discount - PIK Notes	178,531	2,298,435
Amortization of deferred financing costs	45,503	45,502
Accrued interest on PIK Notes	695,646	770,815
Stock issued for consulting services	-	60,000
Stock based compensation expense	204,538	904,217
(Gain) loss on revaluation of PIK Note derivative	-	6,578,504
Non-cash lease expense	2,231	-
Change in operating assets and liabilities:
Accounts receivable	20,526	22,773
Deposits and prepaids	232,184	102,727
Accounts payable and accrued liabilities	83,971	(158,600)
Deferred revenue	1,320	-
Net cash used in operating activities	(1,571,006)	(1,125,686)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Payments on notes payable	(182,901)	(145,717)
Payments on PIK notes	(341,640)	-
Proceeds from sale of common stock	-	1,585,000
Proceeds from exercise of options or warrants	-	80,000
Net cash (used in) provided by financing activities	(524,541)	1,519,283

Net change in cash and cash equivalents	(2,095,547)	393,597

Cash and cash equivalents at beginning of period	2,892,340	47,652

Cash and cash equivalents at end of period	$796,793	$441,249

Supplemental disclosure of cash flow information:

Cash paid for interest	$10,680	$6,206
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of right to use assets and liabilities	$289,102	$-
Accrued interest paid through the issuance of PIK Notes	$737,116	$366,658
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity	$4,950,396	$-

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

For the six months ended June 30, 2019, the largest customer during the period accounted for 85% of total revenue and amounts owed by the largest customer at June 30, 2019 represented 0% of accounts receivable. For the six months ended June 30, 2018, the two largest customers during the period accounted for 63% of total revenue and amounts owed by the two largest customers represented 0% of accounts receivable.

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

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2019, the Company’s net loss was $3,035,456 and cash used in operating activities was $1,571,006. As of June 30, 2019, the Company had current assets of $953,654 and current liabilities of $1,396,464 of which $302,340 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $325,000 of accrued directors fee as determined by the Company’s Board, (ii) $63,595 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $133,600 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 14, 2020 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 14, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2018, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 16, 2019.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of August 14, 2019, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at June 30, 2019 and December 31, 2018.

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

Depreciation expense for the three months ended June 30, 2019 and 2018 totaled $0 and $321,818, respectively, and for the six months ended June 30, 2019 and 2018 totaled $0 and $644,962, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of June 30, 2019. The Company determined there was an impairment of its long-lived assets at December 31, 2018.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at June 30, 2019.

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

Impact of New Lease Standard on Balance Sheet Line Items

As a result of applying the new lease standard using a modified retrospective method, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2019:

	Impact of Change in Accounting Policy
	As reported December 31, 2018	Adjustments	Adjusted January 1, 2019
Operating lease right-of-use assets	$-	$325,255	$325,255
Total assets	4,136,978	325,255	4,462,233
Current portion of operating lease liabilities	-	92,396	92,396
Total current liabilities	1,430,323	92,396	1,522,719
Long-term operating lease liabilities	-	241,808	241,808
Deferred rent	8,949	(8,949)	-
Total long-term liabilities	36,825,341	232,859	37,058,200
Total liabilities	38,255,664	325,255	38,580,919

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

Impact of ASU 2017-11 on Balance Sheet Line Items

As a result of applying ASU 2017-11 using a modified retrospective method, the following adjustments were made to accounts on the consolidated balance sheet as of January 1, 2019:

	Impact of Change in Accounting Policy
	As reported on December 31, 2018	Adjustments	Adjusted as of January 1, 2019
PIK Note payable, net	$35,036,320	$6,730,468	$41,766,788
PIK Note derivative	1,780,072	(1,780,072)	-
Total Long-Term Liabilities	36,825,341	4,950,396	41,775,737
Total liabilities	38,255,664	4,950,396	43,206,060
Accumulated deficit during the exploration stage	(87,810,354)	(4,950,396)	(92,760,750)
Total stockholders’ deficit	$(34,118,686)	$(4,950,396)	$(39,069,082)

See Note 6 for additional information

ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

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

Supplemental cash flow information related to leases:	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating cash flows paid for operating leases	$27,690	$54,573
Non-cash lease expense	$711	$2,231

Supplemental balance sheet information related to leases:	As of June 30, 2019

Operating lease Right-of-use assets	$286,871

Current portion of operating lease liabilities	$96,861
Long-term operating lease liabilities	192,241
Total operating lease liabilities	$289,102

Weighted average remaining operating lease term	2.75 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2019:

2019 (remaining six months)	$55,380
2020	113,253
2021	116,649
2022	29,376
Total lease payments	314,658
Less: imputed interest	(25,556)
Total lease liabilities	$289,102

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Note payable for equipment, payable $5,443 - $25,936 monthly (a)	$63,595	$246,496

Less: Current Portion	63,595	246,496
Notes Payable, Long-Term Portion	$-	$-

(a)	On October 2018 the Company signed two note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installments which started on November 17, 2018

During the three months ended June 30, 2019 and 2018, the Company's interest payments totaled $1,524 and $705, respectively. During the six months ended June 30, 2019, the Company’s interest payments totaled $10,680 and $6,206, respectively.

NOTE 6 – CONVERTIBLE DEBT (PIK NOTES)

The Company raised $23 million of financing through the issuance of two series of Paid-In-Kind (“PIK”)-Election Convertible Notes in 2013 (“Series 2023 Notes”) and 2014 (“Series A Notes”). The original terms of the Series A Notes included among other things: (i) a maturity of November 1, 2018 with an option to extend to November 1, 2019, (ii) a stated interest rate of 10% paid semi-annually and (iii) a conversion price of $0.90, adjusted downward based on an anti-dilution provision. The original terms of the Series 2023 Notes included among other things: (i) a maturity of August 1, 2023, (ii) a stated interest rate of 10% paid semi-annually and (iii) a conversion price of $1.40, adjusted downward based on an anti-dilution provision. On December 14, 2017 and April 4, 2019, amendment agreements entered into between the Company and the holders of the Series A Notes and Series 2023 Notes went into effect. The agreements resulted in changes to certain terms of the Series A and Series 2023 Notes. The key terms of the Series A and Series 2023 Notes, as amended, are highlighted in the table below:

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; the derivative liability was revalued every quarter using Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.
Payments	Per the terms of the amendment agreement entered into on April 4, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.	Per the terms of the amendment agreement entered into on April 4, 2019, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.

As of June 30, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,616,414	$27,788,303	$44,404,717
Less: Discount	-	(1,647,592)	(1,647,592)
Less: Deferred Financing Cost	(141,893)	(237,294)	(379,187)
PIK Note Payable, Net	$16,474,521	$25,903,417	$42,377,938

PIK Note Derivative Liability	$-	$-	$-

As of December 31, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,394,688	$27,622,913	$44,017,601
Less: Discount	(1,297,416)	(7,259,175)	(8,556,591)
Less: Deferred Financing Cost	(158,179)	(266,511)	(424,690)
PIK Note Payable, Net	$14,939,093	$20,097,227	$35,036,320

PIK Note Derivative Liability	$253,215	$1,526,857	$1,780,072

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

During the six months ended June 30, 2019, the Company amortized $207,748 of debt discount and deferred financing cost relating to the Series A Notes Payable, issued additional PIK Notes of $384,419 in lieu of cash interest payments and payoff $219,029 of PIK Notes. The carrying value of the Series A Notes Payable as of June 30, 2019 was $25,903,417.

As of June 30, 2019, the Company was in compliance with the covenants of the Series A Notes.

As of June 30, 2019, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,183,720 and $4,901,740, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of June 30, 2019, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of June 30, 2019, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,332,507, $2,675,818 and $259,991, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At June 30, 2019, IBS Capital, LLC owned 13.7% of the shares of the common stock of the Company.

As of June 30, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,268,322 of principal of the Series A Notes. As of June 30, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital Management, LLC.

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

During the six months ended June 30, 2019, the Company amortized $16,286 of deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $352,697 in lieu of cash interest payments, and payoff $130,971 of PIK Notes decreasing the Series 2023 Notes Payable carrying value to $16,474,521 as of June 30, 2019.

As of June 30, 2019, the Company was in compliance with the covenants of the Series 2023 Notes.

As of June 30, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $3,980,356 of principal of the Series 2023 Notes. As of June 30, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At June 30, 2019 and December 31, 2018, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a $0.001 par value per share. At June 30, 2019 and December 31, 2018, 175,513,549 shares were issued and outstanding.

2019

During the six months ended June 30, 2019, there were no activities.

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

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the six months ended June 30, 2019:

Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2019	26,688,373	$0.15
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at June 30, 2019	26,688,373	$0.15

At June 30, 2019, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at June 30, 2019 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	1.83	$1.15
$0.25	3,283,283	1.99	$0.25
$0.04	2,068,750	3.19	$0.04
$0.10	11,000,000	3.46	$0.10
$0.15	9.875,000	1.98	$0.15
	26,688,373	2.68	$0.15

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

The significant assumptions relating to the valuation of the Company's options issued during the six months ended June 30, 2019 were as follows on a weighted average basis:

Dividend Yield	0.0%
Expected Life (in years)	2.52 - 7.50
Expected Volatility	69% - 167%
Risk Free Interest Rate	1.42% - 3.07%

A summary of the status and changes of the options granted under stock option plans and other agreements during the six months ended June 30, 2019:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2018	54,866,845	$0.29
Granted	6,433,334	$0.05
Exercised	-	-
Forfeited	(1,773,611)	0.06
Outstanding at June 30, 2019	59,526,568	$0.28

During the six months ended June 30, 2019, the Company granted 6,433,334 options to purchase the Company’s common stock with a weighted average exercise price of $0.05.

A summary of the status of the options outstanding at June 30, 2019 is presented below:

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
4,000,000	9.8	$0.04	4,000,000	$0.04
1,000,000	9.5	0.05	0	$0.05
35,808,334	8.1	$0.06	28,933,334	$0.06
545,289	8.5	$0.075	545,289	$0.075
377,777	4.1	$0.11	377,777	$0.11
3,173,611	3.9	$0.12	3,173,611	$0.12
500,000	2.1	$0.16	500,000	$0.16
81,395	4.6	$0.21	81,395	$0.21
100,000	1.2	$0.22	100,000	$0.22
1,066,155	1.9	$0.24	1,066,155	$0.24
2,087,500	3.3	$0.25	2,087,500	$0.25
35,595	3.8	$0.27	35,595	$0.27
474,815	4.9	$0.28	474,815	$0.28
234,506	3.6	$0.285	234,506	$0.285
81,522	1.6	$0.30	81,522	$0.30
200,000	5.6	$0.66	200,000	$0.66
150,000	5.6	$0.68	150,000	$0.68
100,000	0.0	$0.70	100,000	$0.70
488,356	5.9	$0.73	488,356	$0.73
3,104,653	2.7	$0.83	3,104,653	$0.83
975,000	5.0	$0.84	975,000	$0.84
300,000	4.2	$1.10	300,000	$1.10
300,000	4.0	$1.15	300,000	$1.15
65,000	3.9	$1.35	65,000	$1.35
300,000	2.9	$1.55	300,000	$1.55
3,077,060	3.4	$1.66	3,077,060	$1.66
900,000	2.1	$1.90	900,000	$1.90
59,526,568	6.8	$0.27	51,651,568	$0.30

Compensation expense of $139,215 and $204,538 was recognized for vested options for the three and six months ended June 30, 2019. The aggregate intrinsic value of the outstanding options at June 30, 2019 was $0. At June 30, 2019, (i) $39,338 of unamortized compensation expense for time-based unvested options will be recognized over the next 2.19 years on a weighted average basis; (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At June 30, 2019, management, based on its financial expectations for 2019, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 9 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At June 30, 2019, the weighted average shares outstanding excluded options to purchase 59,526,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 98,237,813, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At June 30, 2018, the weighted average shares outstanding excluded options to purchase 61,050,122 shares of common stock of the Company, warrants to purchase 24,813,373 shares of common stock of the Company and 94,413,680, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2018. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2019 compared to the disclosures on Form 10-K for the year ended December 31, 2018.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2019	2018	$	%

REVENUES	$218,936	$92,438	$126,498	137%

OPERATING EXPENSES:
Production costs	219,453	184,875	34,578	19%
Exploration costs	43,829	55,132	(11,303)	(21)%
General and administrative	1,118,111	875,909	242,202	28%
Depreciation expense	-	321,818	(321,818)	(100)%
Total Operating Expenses	1,381,393	1,437,734	(56,341)	(4)%
Operating Loss	(1,162,457)	(1,345,296)	182,839	(14)%
OTHER (EXPENSE) INCOME:
Interest expense, net, including amortization of deferred financing cost and debt discount	(531,371)	(578,904)	47,533	(8)%
Gain on revaluation of PIK Note derivative	-	1,601,423	(1,601,423)	(100)%
Other income, net	953	3,738	(2,785)	(75)%

Total Other (Expense) Income	(530,418)	1,026,257	(1,556,675)	(152)%

NET LOSS	$(1,692,875)	$(319,039)	$(1,373,836)	431%

Revenue for the three months ended June 30, 2019 totaled $218,936, an increase of $126,498 or 137%, compared to the same period in 2018. The increase was driven primarily by a sale of DRAGONITE totaling $192,000 to a manufacturer of high performance molecular sieves that did not occur in the same period in 2018, partially offset by the absence of a sale of DRAGONITE totaling $36,000 for use as a nucleating agent to a manufacturer of plastic lawn and garden products, a $11,300, or 39% decline in the sale of DRAGONITE to a supplier of ceramic clay bodies, and a decline of approximately $18,000 in the sales to customers using DRAGONITE for product development purposes.

Total operating expenses for the three months ended June 30, 2019 totaled $1,381,393, a decrease of $56,341, or 4%, compared to the same period in 2018. The decline was driven primarily by a $242,202, or 28%, increase in general and administrative costs and a $321,818, or 100%, decline in depreciation expense. The decline in depreciation expense resulted from an impairment of long-lived assets in the fourth calendar quarter of 2018.

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

Production costs incurred during the three months ended June 30, 2019 were $219,453, an increase of $34,578, or 19%, compared to the same period in 2018. The increase was driven primarily by an increase of $12,313 in freight costs related to the shipment of DRAGONITE to a customer in Europe, an increase of $11,029 in mining material costs related to an increase in underground activity, an increase of $10,245 in utilities expense related to an increase in production activity, and an increase of $10,076 in workers’ compensation expense related to the absence of dividend payment from the Company’s carrier, partially offset by a decrease of $11,474 in healthcare insurance expense related to a reduction in headcount at the Company’s Utah operation.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended June 30, 2019 were $43,829, an $11,303, or 21%, decline compared to the same period in 2018. The decline was due to a general reduction in non-production-related wage, healthcare and tax expenses at the Dragon Mine.

General and administrative expenses incurred during the three months ended June 30, 2019 totaled $1,118,111, an increase of $242,202, or 28%, when compared to the same period in 2018. The increase was due primarily to an increase in director expense of $127,386 due primarily to a cash-based rather than equity-based accrual of director fees, an increase of $45,815 in D&O expense, an increase of $43,252 in equity-based compensation related primarily to an annual grant of options to directors, an increase of $12,721 in travel and entertainment expense related to an increase in customer visits, and an increase of $12,624 in healthcare insurance expense related primarily to an increase in rates.

Operating loss incurred during the three months ended June 30, 2019 was $1,162,457, a $182,839, or 14%, decrease when compared to the same period in 2018. The decline was driven primarily by a $242,202 increase in general and administrative expense, offset by a $321,818 decrease in depreciation expense and a $126,498 increase in revenue when compared to the same period in 2018.

Total Other Expense was $530,418 for the three months ended June 30, 2019 compared to Total Other Income of $1,026,257. The $1,556,675 decline in Total Other Income was due primarily to the elimination, during the current period, of the revaluation of the PIK Note derivative liability, which resulted in a gain of $1,601,423 during the same period in 2018.

Net Loss for the three-month period ending June 30, 2019 was $1,692,875, an increase of $1,373,836, or 431%, when compared to the same period in 2018. The increase was primarily driven by the absence of $1,601,423 of other income, related to the revaluation of the PIK Note derivative liability, realized during the three months ended June 30, 2018, partially offset by a $182,839 decline in operating loss for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June, 2018

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2019	2018	$	%

REVENUES	$339,463	$138,085	$201,378	146%

OPERATING EXPENSES:
Production costs	445,158	356,461	88,697	25%
Exploration costs	77,596	111,093	(33,497)	(30)%
General and administrative	1,930,681	2,074,955	(144,274)	(7)%
Depreciation expense	-	644,962	(644,962)	(100)%
Total Operating Expenses	2,453,435	3,187,471	(734,036)	(23)%
Operating Loss	(2,113,972)	(3,049,386)	935,414	(31)%
OTHER (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(923,851)	(3,120,955)	2,197,104	(70)%
Loss on revaluation of PIK Note derivative	-	(6,578,504)	(6,578,504)	(100)%
Other income, net	2,367	353,824	(351,457)	(99)%

Total Other Expense	(921,484)	(9,345,635)	8,424,151	(90)%

NET LOSS	$(3,035,456)	$(12,395,021)	$9,359,565	(76)%

Revenue for the six months ended June 30, 2019 totaled $339,463, an increase of $201,378, or 146%, compared to the same period in 2018. The increase was driven primarily the sale of DRAGONITE totaling $288,000 to a manufacturer of high performance molecular sieves, partially offset primarily by the absence of a sale of DRAGONITE totaling $36,000 for use as a nucleating agent to a manufacturer of plastic lawn and garden products, a $12,600 decline in the sale of DRAGONITE to a manufacturer of ceramic clay bodies, the absence of the sale of DRAGONITE totaling $11,022, a decrease in the sale of DRAGONITE totaling $8,916 to a distributor of specialty chemicals, the absence of the sale of DRAGONITE totaling $6,021 to a distributor of research and development materials, and a $4,860 decline in the sale of DRAGONITE to a manufacturer of flame retardant material.

Total operating expenses for the six months ended June 30, 2019 totaled $2,453,435, a decrease of $734,036, or 23%, compared to the same period in 2018. The decline was driven primarily by a $144,274, or 7%, decline in general and administrative costs and a $644,962, or 100%, decline in depreciation expense. The decline in depreciation expense resulted from an impairment of long-lived assets in the fourth calendar quarter of 2018.

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

Production costs incurred during the six months ended June 30, 2019 were $445,158, an increase of $88,697, or 25%, compared to the same period in 2018. The increase was driven primarily by a $78,392 increase in wage-related expense due to the incurrence of greater employee overtime during the period, an increase in freight costs totaling $30,969 related primarily to the shipment of DRAGONITE to a customer in Europe, and an increase in mining materials cost of $20,807 due to an increase in underground mining activity, partially offset by a $34,355 decrease in healthcare insurance expense related to a reduction in headcount, a reduction in shipping and postage expense totaling $5,353 and a $3,322 reduction in utility expense.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the six months ended June 30, 2019 were $77,596, a $33,497, or 30%, decline compared to the same period in 2018. The decline was due to a general reduction in non-production-related expenses at the Dragon Mine.

General and administrative expenses incurred during the six months ended June 30, 2019 totaled $1,930,681, a decline of $144,274, or 7%, when compared to the same period in 2018. The decline was driven primarily by a decrease in option expense totaling $329,577 and a decline in consulting expenses totaling $51,876, partially offset by a $91,631 increase in D&O insurance premiums, an increase in director expenses of $82,538 due primarily to a cash-based rather than equity-based accrual of director fees, an increase in healthcare insurance expense totaling $25,014 due primarily to tan increase in rates and the addition of an employee to the policy, an increase in travel and related expense of $22,961 and an increase in dues and subscription fees totaling $15,601.

Operating loss incurred during the six months ended June 30, 2019 was $2,113,972, a $935,414, or 31%, decrease when compared to the same period in 2018. The decline was driven by a $144,274 decline in general and administrative expense, a $644,962 decrease in depreciation expense and a $201,378 increase in revenue when compared to the same period in 2018.

Total Other Expense for the six months ended June 30, 2019 was $921,484, a decline $8,424,151, or 90%, when compared to the same period in 2018. The decline was driven primarily to (i) the elimination, during the current period, of the revaluation of the PIK Note derivative liability, which resulted in a loss of $6,578,504 during the same period in 2018 and (ii) a reduction in interest expense of $2,197,104, or 70%, when compared to the same period in 2018 due to a reduction in the interest rate resulting from a revision of the terms of the PIK Notes.

Net Loss for the six-month period ending June 30, 2019 was $3,035,456, a decline of $9,359,565, or 76%, when compared to the same period in 2018. The decline was driven by an $8,424,151 decrease in Total Other Expense and a $935,414 decline in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2019, the Company’s net loss was $3,035,456 and cash used in operating activities was $1,571,006. As of June 30, 2019, the Company had current assets of $953,654 and current liabilities of $1,396,464 of which $302,340 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $325,000 of accrued directors fee as determined by the Company’s Board, (ii) $63,595 of a note payable related to the financing of the Company’s D&O and G/L policies, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $133,600 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 14, 2020 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 14, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the six months ended June 30, 2019 was $1,571,006 compared to $1,125,686 during the same period in 2018, an increase of $445,320 or 39%. Cash used in operating activities during 2019 before adjusting for changes in operating assets and liabilities was $1,909,007, $816,421 more than the comparable period in 2018.

Cash provided by investing activities during the six months ended June 30, 2019 was $0 compared to $0 during the same period in 2018.

Cash used in financing activities during the six months ended June 30, 2019 was $524,541 compared to $1,519,283 provided during the same period in 2018. The $2,043,824 decrease in cash provided during the period was due primarily to no proceeds from sale of common stock and exercise of options or warrants, and $341,640 payment on PIK Notes.

Total assets at June 30, 2019 were $2,075,592 compared to $4,136,978 at December 31, 2018, a decrease of $2,061,368 due primarily to decrease in the Company cash balance resulting from cash used in operations. Total liabilities were $43,966,643 compared to $38,255,664 at December 31, 2018. The increase of $5,710,979 in total liabilities was due primarily to the adoption of ASU 2016-02, Leases (Topic 842), which increased the operating lease liabilities and the adoption of ASU 2017-11, which removed the derivative liabilities and related debt discount.

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

APPLIED MINERALS, INC.

Dated: August 14, 2019	/s/ ANDRE ZEITOUN
By: Andre Zeitoun
Chief Executive Officer

Dated: August 14, 2019	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

