Form 10-Q
period 2019-09-30
Applied Minerals, Inc.
filed 2019-11-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2019 was 175,513,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$207,480	$2,892,340
Accounts receivable	15,411	32,654
Deposits and prepaid expenses	37,676	364,491
Total Current Assets	260,567	3,289,485

Operating lease right-of-use assets	262,688	-
Land	500,000	500,000

Other Assets
Deposits	335,410	347,493
Total Other Assets	335,410	347,493

TOTAL ASSETS	$1,358,665	$4,136,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,229,477	$840,017
PIK Note interest accrual	175,589	343,810
Current portion of notes payable	-	246,496
Current portion of operating lease liabilities	96,861	-
Total Current Liabilities	1,501,927	1,430,323

Long-Term Liabilities
PIK Notes payable, net of $1,556,552 and $8,556,591 debt discount and $356,436 and $424,690 deferred financing cost, respectively	42,918,539	35,036,320
PIK Note derivative	-	1,780,072
Operating lease liabilities	168,771	-
Deferred rent	-	8,949
Total Long-Term Liabilities	43,087,310	36,825,341

TOTAL LIABILITIES	44,589,237	38,255,664

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized, and 175,513,549 shares issued and outstanding at September 30, 2019 and December 31, 2018.	175,514	175,514
Additional paid-in capital	73,736,758	73,525,650
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(97,133,348)	(87,810,354)
Total Stockholders’ Deficit	(43,230,572)	(34,118,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,358,665	$4,136,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2019	2018	2019	2018

REVENUES	$45,102	$4,682,003	$384,565	$4,820,088

OPERATING EXPENSES:
Production costs	216,081	581,072	661,239	937,614
Exploration costs	49,062	36,068	126,658	147,680
General and administrative	705,847	613,605	2,636,528	2,687,961
Depreciation expense	-	318,182	-	963,144
Total Operating Expenses	970,990	1,548,927	3,424,425	4,736,399

Operating Income (Loss)	(925,888)	3,133,076	(3,039,860)	83,689

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(420,799)	(608,585)	(1,344,650)	(3,729,540)
Gain (loss) on revaluation of PIK Note derivative	-	3,021,500	-	(3,557,004)
Other income (expense) , net	596	(9,433)	2,963	344,392
Total Other (Expense) Income	(420,203)	2,403,482	(1,341,687)	(6,942,152)

NET INCOME (LOSS)	$(1,346,091)	$5,536,558	$(4,381,547)	$(6,858,463)

Net Income (Loss) Per Common Share -Basic	$(0.01)	$0.03	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding - Basic	175,513,549	175,004,038	175,513,549	160,992,945

Net Income (Loss) Per Common Share - Diluted	$(0.01)	$0.03	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding - Diluted	175,513,549	193,795,646	175,513,549	160,992,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, June 30, 2019	175,513,549	$175,514	$73,730,188	$(20,009,496)	$(95,787,257)	$(41,891,051)

Stock option compensation expense			6,570			6,570

Net Loss					(1,346,091)	(1,346,091)

Balance, September 30, 2019	175,513,549	$175,514	$73,736,758	$(20,009,496)	$(97,133,348)	$(43,230,572)

Balance, June 30, 2018	173,638,549	$173,639	$73,748,653	$(20,009,496)	$(96,879,382)	$(42,966,586)

Shares and warrants issued in private placement	1,875,000	1,875	148,125			150,000

Shares issued for warrant exercise	-	-	-			-

Stock option compensation expense			60,430			60,430

Net Loss					5,536,558	5,536,558

Balance, September 30, 2018	175,513,549	$175,514	$73,957,208	$(20,009,496)	$(91,342,824)	$(37,219,598)

	Nine Months Ended
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2018	175,513,549	$175,514	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard (Note 3)					(4,941,447)	(4,941,447)

Stock option compensation expense			211,108			211,108

Net Loss					(4,381,547)	(4,381,547)

Balance, September 30, 2019	175,513,549	$175,514	$73,736,758	$(20,009,496)	$(97,133,348)	$(43,230,572)

Balance, December 31, 2017	140,763,549	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(33,200,782)

Shares issued for consulting services	1,500,000	1,500	58,500			60,000

Shares and warrants issued in private placement	31,250,000	31,250	1,703,750			1,735,000

Shares issued for warrant exercise	2,000,000	2,000	78,000			80,000

Stock option compensation expense			964,647			964,647

Net Loss					(6,858,463)	(6,858,463)

Balance, September 30, 2018	175,513,549	$175,514	$73,957,208	$(20,009,496)	$(91,342,824)	$(37,219,598)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(4,381,547)	$(6,858,463)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	963,144
Amortization of discount - PIK Notes	269,570	2,546,162
Amortization of deferred financing costs	68,255	68,253
Accrued interest on PIK Notes	1,002,273	1,108,367
Stock issued for consulting services	-	60,000
Stock based compensation expense	211,108	964,647
Loss on revaluation of PIK Note derivative	-	3,557,004
Non-cash lease expense	2,944	-
Change in operating assets and liabilities:
Accounts receivable	17,243	(85,436)
Deposits and prepaids	338,898	153,478
Accounts payable and accrued liabilities	389,460	(324,033)
Net cash (used in) provided by operating activities	(2,081,796)	2,153,123

Cash Flows From Investing Activities
Purchases of property and equipment	-	(23,063)
Net cash used in investing activities	-	(23,063)

Cash Flows From Financing Activities:
Payments on notes payable	(246,496)	(209,474)
Payments on PIK notes	(356,568)	-
Proceeds from sale of common stock	-	1,735,000
Proceeds from exercise of options or warrants	-	80,000
Net cash (used in) provided by financing activities	(603,064)	1,605,526

Net change in cash	(2,684,860)	3,735,586

Cash at beginning of period	2,892,340	47,652

Cash at end of period	$207,480	$3,783,238

Supplemental disclosure of cash flow information:

Cash paid for interest	$11,057	$6,761
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of right to use assets and liabilities	$265,632	$-
Accrued interest paid through the issuance of PIK Notes	$1,170,495	$608,944
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity	$4,941,447	$-

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

For the nine months ended September 30, 2019, the two largest customers during the period accounted for 88% of total revenue and amounts owed by the two largest customers at September 30, 2019 represented 35% of accounts receivable. For the nine months ended September 30, 2018, the largest customer during the period accounted for 94% of total revenue and amounts owed by the two largest customers represented 68% of accounts receivable.

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

Upon exercise of the option, the Company shall retain all rights and title to (1) the surface interest (with exception of those rights associated with the Metallic Rights), and (2) all non-metallic minerals (expressly including all industrial minerals including clays and iron oxides).

The Company shall have the right, at its sole election, to convert a portion of its NPI royalty interest into $2,000,000 worth of shares in a PubCo up to a maximum of Two Percent (2%) net value of PubCo (the “Share Contribution”), through a reduction of the NPI Cap. The Company shall make the determination whether to take the Share Contribution or not, and so notify CMC, within ninety (90) days, of the completion (and delivery to the Company) of a feasibility study by CMC for the Tintic District project.  If the Company elects not to take the Share Contribution, the Company’s NPI royalty shall remain unchanged, including the NPI Cap, which will remain at $20,000,000.

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

CMC has not yet exercised its option to purchase 100% of the Metallic Rights.

NOTE 2 - LIQUIDITY AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the nine months ended September 30, 2019, the Company’s net loss was $4,381,547 and cash used in operating activities was $2,081,796. As of September 30, 2019, the Company had current assets of $260,567 and current liabilities of $1,501,927 of which $175,589 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $182,333 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $450,000 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $132,635 of disputed or erroneously accrued expenses.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 14, 2020 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 14, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2018, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 16, 2019.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of November 14, 2019, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at September 30, 2019 and December 31, 2018.

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

Depreciation expense for the three months ended September 30, 2019 and 2018 totaled $0 and $318,182, respectively, and for the nine months ended September 30, 2019 and 2018 totaled $0 and $963,144, respectively.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of September 30, 2019 and September 30, 2018.

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

Based upon management’s current assessment of its environmental responsibilities, it does not believe that any reclamation or remediation liability exists at September 30, 2019.

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

Supplemental cash flow information related to leases:	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating cash flows paid for operating leases	$27,690	$82,263
Non-cash lease expense	$711	$2,944

Supplemental balance sheet information related to leases:	As of Sept 30, 2019

Operating lease Right-of-use assets	$262,688

Current portion of operating lease liabilities	$96,861
Long-term operating lease liabilities	168,771
Total operating lease liabilities	$265,632

Weighted average remaining operating lease term	2.50 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2019:

2019 (remaining three months)	$27,690
2020	113,253
2021	116,649
2022	29,376
Total lease payments	286,968
Less: imputed interest	(21,336)
Total lease liabilities	$265,632

NOTE 5 - NOTES PAYABLE

Notes payable at September 30, 2019 and December 31, 2018:

	Sept 30,	December 31,
	2019	2018

Note payable for equipment, payable $5,443 - $25,936 monthly (a)	$-	$246,496

Less: Current Portion	-	246,496
Notes Payable, Long-Term Portion	$-	$-

(a)

On October 2018 the Company signed two note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installments which started on November 17, 2018

During the three months ended September 30, 2019 and 2018, the Company's interest payments totaled $377 and $555, respectively. During the nine months ended September 30, 2019 and 2018, the Company’s interest payments totaled $11,057 and $6,761, respectively.

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

As of September 30, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,776,133	$28,055,394	$44,831,527
Less: Discount	-	(1,556,552)	(1,556,552)
Less: Deferred Financing Cost	(133,380)	(223,056)	(356,436)
PIK Note Payable, Net	$16,642,753	$26,275,786	$42,918,539

PIK Note Derivative Liability	$-	$-	$-

As of December 31, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,394,688	$27,622,913	$44,017,601
Less: Discount	(1,297,416)	(7,259,175)	(8,556,591)
Less: Deferred Financing Cost	(158,179)	(266,511)	(424,690)
PIK Note Payable, Net	$14,939,093	$20,097,227	$35,036,320

PIK Note Derivative Liability	$253,215	$1,526,857	$1,780,072

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

During the nine months ended September 30, 2019, the Company amortized $313,025 of debt discount and deferred financing cost relating to the Series A Notes Payable, issued additional PIK Notes of $655,621 in lieu of cash interest payments and paid down $223,140 of PIK Notes. The carrying value of the Series A Notes Payable as of September 30, 2019 was $26,275,786.

As of September 30, 2019, the Company was in compliance with the covenants of the Series A Notes.

As of September 30, 2019, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,215,876 and $4,918,903, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of September 30, 2019, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of September 30, 2019, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,337,173, $2,685,187 and $260,619, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At September 30, 2019, IBS Capital, LLC owned 13.7% of the shares of the common stock of the Company.

As of September 30, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,283,267 of principal of the Series A Notes. As of September 30, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital Management, LLC.

Series 2023 Notes (Amended)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February and August, 2019, the Company issued $245,920 and $142,624, respectively in additional Series 2023 Notes to the holders to pay the semi-annual interest.

During the nine months ended September 30, 2019, the Company amortized $25,000 of deferred financing cost relating to the Series 2023 Notes Payable and issued additional PIK Notes of $514,874 in lieu of cash interest payments, and paid down of $133,429 of PIK Notes decreasing the Series 2023 Notes Payable carrying value to $16,642,753 as of September 30, 2019.

As of September 30, 2019, the Company was in compliance with the covenants of the Series 2023 Notes.

As of September 30, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $3,994,317 of principal of the Series 2023 Notes. As of September 30, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share. At September 30, 2019 and December 31, 2018, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock with a $0.001 par value per share. At September 30, 2019 and December 31, 2018, 175,513,549 shares were issued and outstanding.

2019

During the nine months ended September 30, 2019, there were no activities.

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

NOTE 8 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the nine months ended September 30, 2019:

Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2019	26,688,373	$0.15
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at September 30, 2019	26,688,373	$0.15

At September 30, 2019, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at September 30, 2019 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	1.58	$1.15
$0.25	3,283,283	1.74	$0.25
$0.04	2,068,750	2.93	$0.04
$0.10	11,000,000	3.21	$0.10
$0.15	9,875,000	1.73	$0.15
	26,688,373	2.30	$0.15

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

The significant assumptions relating to the valuation of the Company's options issued during the nine months ended September 30, 2019 were as follows on a weighted average basis:

Dividend Yield	0.0%
Expected Life (in years)	2.52 - 7.50
Expected Volatility	69% - 167%
Risk Free Interest Rate	1.42% - 3.07%

A summary of the status and changes of the options granted under stock option plans and other agreements during the nine months ended September 30, 2019:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2018	54,866,845	$0.29
Granted	6,933,334	$0.04
Exercised	-	-
Forfeited	(1,873,611)	0.10
Outstanding at September 30, 2019	59,926,568	$0.27

During the nine months ended September 30, 2019, the Company granted 6,933,334 options to purchase the Company’s common stock with a weighted average exercise price of $0.04. Options to purchase 4,833,334 shares of common stock were granted to directors, options to purchase 1,000,000 shares of common stock were granted to an employee and options to purchase 1,100,000 shares of common stock were granted to a consultant.

A summary of the status of the options outstanding at September 30, 2019 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	41,653,623	8.00	$0.06	33,538,623	8.01	$0.06
$0.10 - $0.84	13,330,885	3.18	0.42	13,170,885	3.16	0.42
$1.10 - $1.90	4,942,060	2.97	1.63	4,942,060	2.97	1.63

	59,926,568	6.51	$0.27	51,651,568	6.29	$0.30

Compensation expense of $6,570 and $211,108 was recognized for vested options for the three and nine months ended September 30, 2019. The aggregate intrinsic value of the outstanding options at September 30, 2019 was $0. At September 30, 2019, (i) $45,907 of unamortized compensation expense for time-based unvested options will be recognized over the next 1.52 years on a weighted average basis; (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At September 30, 2019, management, based on its financial expectations for 2019, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 9 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At September 30, 2019, the weighted average shares outstanding excluded options to purchase 59,926,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 98,958,681, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At September 30, 2018, the weighted average shares outstanding excluded options to purchase 61,000,122 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 96,813,732, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

NOTE 10 – SUBSEQUENT EVENT

On November 11, 2019 the Company entered into an agreement with a related party. Per the terms of the agreement, the Company has borrowed $200,000 against an expected annual renewal payment for an exploration license it granted as part of an Exploration Agreement with Option to Purchase entered into with Continental Minerals Claims, Inc. in December 2017.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2018. There have been no material changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2019 compared to the disclosures on Form 10-K for the year ended December 31, 2018.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Lessees are required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). Lessor accounting is similar to the prior model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard that was adopted in 2018. See the Recently Adopted Accounting Standards section of Note 3 ‘‘Basis of Reporting and Significant Accounting Policies’’ to the unaudited consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2019	2018	$	%

REVENUES	$45,102	$4,682,003	$(4,636,901)	(99)%

OPERATING EXPENSES:
Production costs	216,081	581,072	(364,991)	(63)%
Exploration costs	49,062	36,068	12,994	36%
General and administrative	705,847	613,605	92,242	15%
Depreciation expense	-	318,182	(318,182)	(100)%
Total Operating Expenses	970,990	1,548,927	(577,937)	(37)%
Operating Income (Loss)	(925,888)	3,133,076	(4,058,964)	(130)%

OTHER (EXPENSE) INCOME:
Interest expense, net, including amortization of deferred financing cost and debt discount	(420,799)	(608,585)	(187,786)	(31)%
Gain on revaluation of PIK Note derivative	-	3,021,500	(3,021,500)	(100)%
Other income (expense), net	596	(9,433)	10,029	106%

Total Other (Expense) Income	(420,203)	2,403,482	(2,823,685)	(117)%

NET INCOME (LOSS)	$(1,346,091)	$5,536,558	$(6,882,649)	(124)%

Revenue for the three months ended September 30, 2019 totaled $45,102, a decrease of $4,636,901 or 99%, compared to the same period in 2018. The decline was driven primarily by the absence of the sale of surface pile material for approximately $4.5 million for use as a construction material, which occurred in the same period during 2018. Excluding the sale of the surface pile material, revenue during the current period declined $90,756, or 67%, compared to the same period in 2018. The decline was driven primarily by an absence of $82,040 in sales of DRAGONITE to a manufacturer of industrial products that is developing a new product, which includes DRAGONITE and the absence of $7,540 of sales to a distributor of research and development materials, partially offset by $5,952 of sales to a manufacturer of chemical additives.

Total operating expenses for the three months ended September 30, 2019 totaled $970,990, a decrease of $577,937, or 37%, compared to the same period in 2018. The decline was driven primarily by a $364,991, or 63%, decline in production costs and a $318,182, or 100%, decline in depreciation expense. The decline in depreciation expense resulted from an impairment of long-lived assets in the fourth calendar quarter of 2018.

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

Production costs incurred during the three months ended September 30, 2019 were $216,081, a decrease of $364,991, or 63%, compared to the same period in 2018. The decline was driven primarily by an absence of a commission payment of $227,307 related to the sale of surface pile material in 2018, a $68,773 decline in freight and hauling expense and a $53,373 decline in tolling costs related to a decline in the volume of halloysite clay processed by our toll processor, and a $16,712 decline in the cost of mining materials related to a decline in mining activity during the current period.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2019 were $49,062, a $12,994, or 36%, increase compared to the same period in 2018. The increase was driven primarily to a $10,462 increase in geological consulting fees and a $7,471 increase in wages due to in increase in the utilization of the Company’s lab technician, partially offset by a $2,186 decline in expenditures on office supplies, a $1,476 decline in workers compensation expense and a $1,200 decline in employee-related insurance expense.

General and administrative expenses incurred during the three months ended September 30, 2019 totaled $705,847, an increase of $92,242, or 15%, when compared to the same period in 2018. The increase in general and administrative expense was driven primarily by a $125,000 increase in director expense due primarily to a cash-based rather than equity-based accrual of director fees, a $45,210 increase in D&O expense, a $44,830 increase in employee compensation and benefit expense related to the hiring of an additional member of management, partially offset by a $53,860 decline in equity-based option expense due to a decline in option granted to employees and consultants, a $52,890 decline in legal, audit and other professional service expenses, and a $19,100 decline in shareholder expenses.

Operating loss incurred during the three months ended September 30, 2019 was $925,888, a $4,058,964, or 130%, increase when compared to the same period in 2018. The increase was driven primarily by a $4,636,901 decrease in revenue, offset by a $364,991 decrease in production cost and a $318,182 decrease in depreciation expense when compared to the same period in 2018.

Total Other Expense was $420,203 for the three months ended September 30, 2019 compared to Total Other Income of $2,403,482. The $2,823,685 decline in Total Other Income was due primarily to the elimination, during the current period, of the revaluation of the PIK Note derivative liability, which resulted in a gain of $3,021,500 during the same period in 2018, partially offset by a $187,786 decline in interest expense when compared to the same period in 2018.

Net Loss for the three-month period ending September 30, 2019 was $1,346,091, a decline of $6,882,649, or 124%, when compared to the same period in 2018. The decrease was primarily driven by the decline of $2,823,685 in other income, related primarily to the revaluation of the PIK Note derivative liability, realized during the three months ended September 30, 2018, and a $4,058,964 increase in operating loss for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2019	2018	$	%

REVENUES	$384,565	$4,820,088	$(4,435,523)	(92)%

OPERATING EXPENSES:
Production costs	661,239	937,614	(276,375)	(29)%
Exploration costs	126,658	147,680	(21,022)	(14)%
General and administrative	2,636,528	2,687,961	(51,433)	(2)%
Depreciation expense	-	963,144	(963,144)	(100)%
Total Operating Expenses	3,424,425	4,736,399	(1,311,974)	(28)%
Operating Income (Loss)	(3,039,860)	83,689	(3,123,549)	(3732)%

OTHER (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,344,650)	(3,729,540)	(2,384,890)	(64)%
Loss on revaluation of PIK Note derivative	-	(3,557,004)	(3,557,004)	(100)%
Other income, net	2,963	344,392	(341,429)	(99)%

Total Other Expense	(1,341,687)	(6,942,152)	(5,600,465)	(81)%

NET LOSS	$(4,381,547)	$(6,858,463)	$(2,476,916)	(36)%

Revenue for the nine months ended September 30, 2019 totaled $384,565, a decline of $4,435,523, or 92%, compared to the same period in 2018. The decline in sales was driven primarily by the absence of the sale of surface pile material for approximately $4.5 million for use as a construction material, which occurred in the same period during 2018. Excluding the sale of the surface pile material, revenue during the current period increased by $110,662 or 40%. The increase was due primarily to the sale of $288,000 of DRAGONITE to a manufacturer of advanced zeolites, partially offset by an $86,918 decline is the sale of DRAGONITE to a manufacturer of industrial products that is developing a new product, which includes DRAGONITE, the absence of a sale of $36,000 of DRAGONITE to a manufacturer of home and garden products for use as a nucleating agent, an $18,000 decrease in the sale of DRAGONITE to a manufacturer of ceramic clay bodies, a $14,091 decrease in the sale of DRAGONITE to a distributor of the Company’s products, a $13,581 decrease in the sale of DRAGONITE to a distributor of research and development materials, and an $11,022 decline in the sale of DRAGONTE to an Asia-based distributor of the Company’s products.

Total operating expenses for the nine months ended September 30, 2019 totaled $3,424,425, a decrease of $1,311,974, or 28%, compared to the same period in 2018. The decline was driven primarily by a $276,375, or 29%, decline in production costs and a $963,144, or 100%, decline in depreciation expense. The decline in depreciation expense resulted from an impairment of long-lived assets in the fourth calendar quarter of 2018.

Production costs include those operating expenses which management believes are directly related to the mining and processing of the Company’s iron oxide and halloysite minerals, which result in the production of its AMIRON and DRAGONITE products for sale. Production costs include, but are not limited to, wages and benefits of employees who mine material and who work in the Company’s milling operations, energy costs associated with the operation of the Company’s two mills, the cost of mining and milling supplies and the cost of the maintenance and repair of the Company’s mining and milling equipment. Wages and energy are the two largest components of the Company’s production costs.

Production costs incurred during the nine months ended September 30, 2019 were $661,239, a decline of $276,375, or 29%, compared to the same period in 2018. The decline was driven primarily by the absence of a commission payment of $227,307 related to the sale of surface pile material in 2018 and a $49,155 decline in freight costs primarily related to a reduction in the volume of halloysite clay sent to a toll processor.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the nine months ended September 30, 2019 were $126,658, a $21,022, or 14%, decline compared to the same period in 2018. The decline was due to a general reduction in non-production-related expenses at the Dragon Mine.

General and administrative expenses incurred during the nine months ended September 30, 2019 totaled $2,636,528, a decline of $51,433, or 2%, when compared to the same period in 2018. The decline was driven primarily by a $383,437 decrease in equity-based compensation due to a decline in option-related expense for employees and consultants, a $97,170 decline in professional services, and a $39,318 decrease in shareholder expenses, partially offset by a $237,538 increase in director expense, a $137,446 increase in D&O insurance premium and an $93,296 increase in employee compensation and benefits due to the hiring of an additional member of the management team.

Operating loss incurred during the nine months ended September 30, 2019 was $3,039,860, a $3,123,549, or 3732%, increase when compared to the same period in 2018. The increase was driven by a $4,435,523 decline in revenue, offset by a $963,144 decrease in depreciation expense and a $276,375 decrease in production when compared to the same period in 2018.

Total Other Expense for the nine months ended September 30, 2019 was $1,341,687, a decline of $5,600,465, or 81%, when compared to the same period in 2018. The decline was driven primarily to (i) the elimination, during the current period, of the revaluation of the PIK Note derivative liability, which resulted in a loss of $3,557,004 during the same period in 2018 and (ii) a reduction in interest expense of $2,384,890, or 64%, when compared to the same period in 2018 due to a reduction in the interest rate resulting from a revision of the terms of the PIK Notes.

Net Loss for the nine-month period ending September 30, 2019 was $4,381,547, a decline of $2,476,916, or 36%, when compared to the same period in 2018. The decline was driven by an $5,600,465 decrease in Total Other Expense and a $3,123,549 increase in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the nine months ended September 30, 2019, the Company’s net loss was $4,381,547 and cash used in operating activities was $2,081,796. As of September 30, 2019, the Company had current assets of $260,567 and current liabilities of $1,501,927 of which $175,589 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include $182,333 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $450,000 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $132,635 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 14, 2020 it may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 14, 2020. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the nine months ended September 30, 2019 was $2,081,796 compared to $2,153,123 provided during the same period in 2018. The $4,234,919 decrease in cash provided during the period was due primarily to a $4,435,523 decrease in revenue. Cash used in operating activities during 2019 before adjusting for changes in operating assets and liabilities was $2,827,397, an increase of $5,236,511 when compared to the same period in 2018.

Cash used in investing activities during the nine months ended September 30, 2019 was $0 compared to $23,063 during the same period in 2018. The $23,063 decrease in cash used during the period was due to timing of revenue recognized.

Cash used in financing activities during the nine months ended September 30, 2019 was $603,064 compared to $1,605,526 provided during the same period in 2018. The $2,208,590 decrease in cash provided during the period was due primarily to the absence of proceeds from sale of common stock and exercise of options or warrants that took place during the nine months ended September 30, 2018 and a principal reduction of the PIK Notes of $356,568 made during the nine months ended September 30, 2019.

Total assets at September 30, 2019 were $1,358,665 compared to $4,136,978 at December 31, 2018, a decrease of $2,778,313 due primarily to decrease in the Company cash balance resulting from cash used in operations. Total liabilities were $44,589,237 compared to $38,255,664 at December 31, 2018. The increase of $6,333,573 in total liabilities was due primarily to the increase in accounts payable results from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, the adoption of ASU 2016-02, Leases (Topic 842), which increased the operating lease liabilities and the adoption of ASU 2017-11, which removed the derivative liabilities and related debt discount.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 6 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED MINERALS, INC.

Dated: November 14, 2019	/s/ MARIO CONCHA
By: Mario Concha
Chief Executive Officer

Dated: November 14, 2019	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

