Form 10-K
Applied Minerals, Inc.
filed 2020-06-01
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, based on the last sales price on the OTC Bulletin Board on that date, was approximately $7,020,542.

As of May 29, 2020, there were 175,638,549 shares of common stock outstanding.

APPLIED MINERALS, INC.

YEAR 2019 ANNUAL REPORT ON FORM 10-K

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

Sales

In 2019, we recorded revenues of $486,046, of which $418,587 was related to sales of DRAGONITE to 20 customers and $67,459 was related to sales of AMIRON to 2 customers.

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

Processing Capability

In October 2017 we entered into a Purchase and Supply Agreement with BASF under which BASF, among other things, agreed to provide the Company with up to 15,000 tons of water-based processing capacity. During the fourth calendar quarter of 2019, BASF informed us of its intention to terminate its obligations under the Purchase and Supply Agreement. Per the terms of the termination of the agreement, BASF is obligated to provide the Company with water-based processing capacity into the first calendar quarter of 2021. The Company is currently seeking to obtain water-based processing capacity on a tolling basis to replace the capacity currently provided by BASF.

We have a primary processing plant with capacity to mill up to 45,000 tons of mineralization per annum for certain clay applications. This facility can also be used to mill iron oxide. Aditionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to processing its halloysite resource.  Both facilities utilize dry-based milling equipment that do not eliminate impurities such as iron oxide as effectively as wet processing but are useful in situations where wet processing in not necessary

Distribution Channels

The Company markets and sells its products directly and through distributors. The Company also uses several leading distribution organizations, E.T. Horn, Brandt Technologies, LLC, and Azelis to market its products. The Company has a non-exclusive distribution agreement with a distributor for Taiwan and an exclusive agreement with a distributor for Japan.

In October, 2017, we entered into a Purchase and Supply Agreement with the Kaolin business unit of BASF (“Supply Agreement”). The Supply Agreement provided BASF an exclusive license (a) to sell halloysite on a worldwide basis for use within the following third party markets: (i) paints and coatings; (ii) inks; (iii) rubbers (excludes flame retardant and wire and cable applications); (iv) adhesives; (v) paper, and (vi) ceramic honeycomb catalytic substrates and (b) to sell halloysite to other business units of BASF. During the fourth calendar quarter of 2019, BASF informed us of its intention to terminate its obligations under the Purchase and Supply Agreement.

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

Resource Development/Exploration Drilling Expenses

In 2019 and 2018 the Company spent $196,351 and $195,685, respectively, on exploration and resource development.

More Detailed Description of the Mineralization at the Dragon Mine

Clays. Kaolinite and halloysite are clays and members of the kaolin group of clays. Both are aluminosilicate clays. Kaolinite and halloysite are essentially chemically identical but have different morphologies (shapes). Kaolinite typically appears in plates or sheets. Halloysite, in contrast, typically appears in the shape of hollow tubes. On average, the halloysite tubes have a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers. Formation of halloysite occurs when kaolinite sheets roll into tubes due to the strain caused by a lattice mismatch between the adjacent silicon dioxide and aluminum oxide layers. Halloysite is non-toxic and natural, demonstrating high biocompatibility without posing any risk to the environment.

Kaolinite is one of the world’s most common minerals.  U.S. production in 2016 was approximately 7.3 million tons.

Halloysite is, by comparison, a rarer mineral and we believe worldwide production is less than 25,000 tons, the majority of which is used in ceramic applications.

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

PROCESSING CAPABILITIES

In October 2017 we entered into a Purchase and Supply Agreement with BASF under which BASF, among other things, agreed to provide the Company with up to 15,000 tons of water-based processing capacity. During the fourth calendar quarter of 2019, BASF informed us of its intention to terminate its obligations under the Purchase and Supply Agreement. Per the terms of the termination of the agreement, BASF is obligated to provide the Company with water-based processing capacity into the first calendar quarter of 2021. The Company is currently seeking to obtain water-based processing capacity on a tolling basis to replace the capacity currently provided by BASF.

We have a primary processing plant with capacity to mill up to 45,000 tons of mineralization per annum for certain clay applications. This facility can also be used to mill iron oxide. Aditionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to processing its halloysite resource.  Both facilities utilize dry-based milling equipment that do not eliminate impurities such as iron oxide as effectively as wet processing but are useful in situations where wet processing in not necessary20w

MINING AND PRODUCTION ACTIVITY IN 2019 AND 2018

The following table discloses for the twelve (12) months ended December 31, 2019 and 2018, respectively (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company:

	2019	2018
Tons extracted
Halloysite clay	135	314
Iron oxide	1,894	0
Products produced (tons)
Halloysite clay	135	76
Iron oxide	1,894	0

CUSTOMERS

DRAGONITE

During 2019 the Company sold its DRAGONITE halloysite clay product to approximately 20 customers. The Company is currently working with a number of prospective customers for its DRAGONITE halloysite clay product and hopes to convert one or more of these prospective customers during 2020. However, the Company cannot provide any assurances that it will be successful in doing so.

AMIRON

During October 2019 the Company announced it had signed an agreement to supply a manufacture of cement up to 30,000 tons of AMIRON per year over a two-year period. The Company expects to sell the majority of its iron production to this customer during 2020.

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2019 and 2018. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
	2019	2018
Sales for:
Commercial Production	89	97
Scale-Ups	4	2
Testing	7	*
Other	*	*
Total	100	100

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

The Company has an exclusive agreement with a distributor for Japan.

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

During the fourth calendar quarter of 2019, BASF terminated its right to market DRAGONITE under the Agreement. At the date of termination of the Agreement, no sales of halloysite had been made by the Kaolin business unit.

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

AMIRON

The AMIRON line of natural iron oxide-based products can be used in technical and pigmentary application markets.  In October 2019 the Company signed an agreement to supply a manufacture of cement up to 30,000 tons of AMIRON per year over a two-year period. The Company expects to sell the majority of its iron production to this customer during 2020.

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

In 2019 and 2018, the Company spent approximately $18,800 and $0 on testing and research, respectively.

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

EMPLOYEES

As of May 29, 2020, the Company had 11 employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

ITEM 1A.	RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS RELATED TO RISK REFERRED TO HEREIN THIS ANNUAL REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

Our business activities are subject to significant risks, including those described below. Every investor, or potential investor, in our securities should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially and adversely affected. Such risks are not the only ones we face, and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also significantly and adversely affect our business.

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.

We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2019 and 2018, the Company sustained losses from continuing operations of $5,973,132 and $3,325,993, respectively. At December 31, 2019 and 2018, the Company had accumulated deficits of $118,734,429 and $107,819,850, respectively. We have very limited cash as of the date of this report, negative cash flow, and continuing unprofitable operations. Accordingly, our independent registered public accounting firm, MaloneBailey, LLP, has included a going concern paragraph in its opinion on our financial statements.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm, identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

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

The Company has two series of convertible, PIK notes outstanding, 3% PIK-Election Convertible Notes due May 1, 2023 ("Series A Notes") and 3% PIK-Election Notes due August 1, 2023 (“Series 2023 Notes”). As of May 29, 2020, the outstanding balance of the Series A Notes was approximately $28.7 million and the outstanding balance of the Series 2023 Notes was approximately $17.0 million. If the Company continues to pay interest in additional PIK Notes, the outstanding balances will increase to approximately $50.4 million in 2023.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes mature on May 1, 2023. The Series 2023 Notes mature on August 1, 2023.

The holders of the Series A Notes may convert their principal and accrued but unpaid interest into shares of common stock of the Company at any time.  As of May 29, 2020, the conversion price of the Series A Notes was $0.40 per share and would have converted into approximately 71.6 million shares of common stock of the Company. As of May 29, 2020, the conversion price of the Series 2023 Notes was $0.59 per shares and would have converted into approximately 28.8 million shares of common stock of the Company.

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

Many of the applications for which we are selling for our halloysite-based material are applications for which halloysite has not been used previously. As a result, there are a number of obstacles that we need to overcome to achieve sales in these markets. It may be necessary to convince manufacturers to change their manufacturing processes and substitute our halloysite-based material for the product they are currently using, and in some cases, to use our halloysite-based material where no product was used before.

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

Processing Facilities at Dragon Mine; Plant and Equipment

The Company has two dry-process facilities at its Dragon Mine property. One facility, is able process halloysite clay and iron oxide, has a capacity of up to 45,000 ton per year for certain types of clay processing and includes a Hosokawa Alpine mill. Before processing, the mineral is crushed.  If only crushing is needed for a particular product, our production capacity will be significantly higher. The other facility is dedicated to dry processing of halloysite clay resource and has an annual capacity of up to 10,000 tons per year.

In October 2017 we entered into a Purchase and Supply Agreement with BASF under which BASF, among other things, agreed to provide the Company with up to 15,000 tons of water-based processing capacity. During the fourth calendar quarter of 2019, BASF informed us of its intention to terminate its obligations under the Purchase and Supply Agreement. Per the terms of the termination of the agreement, BASF is obligated to provide the Company with water-based processing capacity into the first calendar quarter of 2021. The Company is currently seeking to obtain water-based processing capacity on a tolling basis to replace the capacity currently provided by BASF.

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

In March 2020 CMC exercised its option to acquire 100% of the Metallic Rights within the Mining Claims from the Company, subject to the terms and conditions of the Agreement. The proceeds paid to the Company upon the exercise of the option totalled $1,050,000.

Upon the exercise of the option, the Company retained the all rights and title to (1) the surface interest (with exception of those rights associated with the Metallic Rights), and (2) all non-metallic minerals (expressly including all industrial minerals including clays and iron oxides).

Upon the exercise of the option the Company retained protections against unreasonable interference of its current and future mining operations by CMC. CMC may not do anything that may, at the Company’s determination, adversely impact the Company’s Mining Operations.  “Mining Operations” shall mean the activities incident to mineral extraction, permitting, and any operations by CMC or the Company relating to the removal of minerals, respectively, that are or may reasonably be conducted on the Mining Claims, including the exploration for, and development, active mining, removing, producing and selling of any minerals, including the Metallic Minerals.  The Agreement states that the parties understand that the Company is willing to enter into the Agreement only if it is assured that CMC will not have any right to unreasonably interfere with the Company’s current mining operations and possible future Mining Operations on the Mining Claims.

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

	Year 2019		Year 2018
	High	Low	High	Low
First Quarter	$0.06	$0.03	$0.22	$0.05
Second Quarter	$0.04	$0.03	$0.18	$0.10
Third Quarter	$0.04	$0.02	$0.17	$0.10
Fourth Quarter	$0.03	$0.01	$0.10	$0.04

Record Holders

As of December 31, 2019, there were approximately 590 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Plans Not Approved by Stockholders

Prior to the adoption of the 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements. As of December 31, 2019, only 4,104,653 options under such individual arrangements are outstanding.

In May and August, 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000. The Company granted options to purchase 1,993,655 shares of common stock under the 2016 LTIP.

In 2017, prior to the adoption of the 2017 Incentive Plan (“2017 IP”) in August 2017, the Company granted options to purchase 870,000 shares of common stock under individual arrangements.

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company granted options to purchase 39,805,011 shares of common stock under the 2017 IP.

Equity Compensation Information

As of December 31, 2019

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,903,249	$0.59	9,996,751
Equity compensation plans not approved by security holders (2)	46,773,319	$0.17	201,334
Total	60,676,568	$0.26	10,198,085

(1)	Includes 7,140,000 options granted under the 2016 IP and 6,763,249 options granted under the 2012 LTIP.

(2)	Includes 1,993,655 options granted under the 2016 LTIP, 39,805,011 options granted under the 2017 IP and 4,974,653 options granted under individual arrangements.

Comparison of 5-Year Cumulative Returns

	12-31-15	12-31-16	12-31-17	12-31-18	12-31-19
Applied Minerals, Inc.	$40	$18	$9	$6	$2
iShares Russell Microcap ® Index ETF	$95	$111	$124	$106	$129
S&P Metals & Mining Index	$49	$98	$117	$84	$94

* Cumulative return assumes a $100 investment of each respective security at December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2019	2018	2017	2016	2015
Revenue	$486.0	$4,873.2	$2,444.7	$4,013.1	$507.5
Net loss	$(5,973.1)	$(3,326.0)	$(14,910.7)	$(7,639.8)	$(9,805.1)
Net loss - basic	$(0.03)	$(0.02)	$(0.13)	$(0.07)	$(0.10)
Net loss - diluted	$(0.03)	$(0.02)	$(0.13)	$(0.07)	$(0.10)
Cash and equivalents	$52.8	$2,892.3	$47.7	$1,049.9	$1,803.1
Total assets	$1,489.2	$4,137.0	$3,324.2	$6,079.5	$8,339.4
Long-term liabilities	$43,842.6	$36,825.3	$35,291.9	$25,229.7	$22,245.4
Shareholders’ (deficit)	$(44,784.1)	$(34,118.7)	$(33,200.8)	$(20,968.1)	$(15,739.7)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impact of COVID-19 Pandemic on Financial Statements

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations

To date, COVID-19 has not had a material financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to the Company’s ability to complete this Report on Form 10-K, resulting in its delay, and may continue to cause a delay in the Company’s ability to complete subsequent reports in a timely manner.

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies, and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

Results of Operations - 2019 Compared to 2018

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31				Variance
	2019	% of Rev.	2018	% of Rev.	Amount	%

REVENUES	$486,046	100%	$4,873,161	100%	$(4,387,115)	(90)%
OPERATING EXPENSES:
Production costs	934,865	192%	1,229,283	25%	(294,418)	(24)%
Exploration costs	196,351	40%	195,685	4%	666	-%
General and administrative *	3,398,267	699%	3,123,448	64%	274,819	9%
Depreciation expense	-	-%	1,277,953	26%	(1,277,953)	(100)%
Assets impairment	-	-%	1,047,501	21%	(1,047,501)	(100)%
Total Operating Expenses	4,529,483	931%	6,873,870	140%	(2,344,387)	(34)%
Operating Loss	(4,043,437)	(832)%	(2,000,709)	(40)%	(2,042,728)	102%
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,183,003)	(449)%	(2,298,743)	(47)%	115,740	(5)%
Gain on revaluation of PIK Notes	-	-%	478,591	10%	(478,591)	(100)%
Other income	253,308	52%	494,868	10%	(241,560)	(49)%
Total Other (Expense)	(1,929,695)	(397)%	(1,325,284)	(27)%	(604,411)	46%
Net Loss	$(5,973,132)	(1,229)%	$(3,325,993)	(67)%	$(2,647,139)	80%

*	Includes $249,116 and $533,089 of non-cash stock compensation expense for 2019 and 2018, respectively, related to employee, director and consultant stock options.

Revenue generated during 2019 was $486,046 compared to $4,873,161 of revenue generated during the same period in 2018, a decrease of $4,387,115 or 90%. The decrease was driven primarily by the absence in 2019 of the sale of the Company’s five surface piles to a leading building products and construction materials group for total proceeds of $4,546,145 that took place in 2018. The surface piles consisted of approximately 4.5 million tons of extracted material comprised primarily of clay and iron oxide. Per the terms of the agreement, the purchaser of the five surface piles will pay the Company an additional $1.00 for every ton of surface pile material it eventually removes from the Dragon Mine property.

Excluding the sale of the Company’s five surface piles, revenue during 2019 increased $159,030, or 49%, versus revenue of $327,016 in 2018. Sales of DRAGONITE during 2019 totaled $413,587, a decline of $322,426, or 28%, when compared to 2018. Sales of AMIRON during 2019 totaled $67,459, an increase of $66,488, or approximately 6,850%, when compared to 2018. During 2019 the Company generated $5,000 from tolling clay for a third-party. During 2018 the Company generated $3,620 of equipment rental revenue.

The $91,161 increase in sales of DRAGONITE during 2019 was due primarily to $288,000 sale to a manufacturer of advanced molecular sieves, partially offset by a decline in sales comprised of (i) $86,918 to a manufacturer of flame retardant additives, (ii) $36,000 to a manufacturer of plastic lawn and garden equipment, (iii) $25,941 to a distributor of R&D chemicals, (iv) $22,500 to a manufacturer of ceramic clay bodies, and (v) $18,006 to a distributor of specialty chemicals.

The $66,488 increase in sales of AMIRON was driven primarily by sales to a manufacturer of cement that did not occur during 2018. .

Operating expenses incurred during 2019 totalled $4,529,483, a decrease of $2,344,387, or 34%, when compared to 2018. The decline in operating expenses was driven primarily by a $294,418 decline in production costs, a 1,047,501 decline in asset impairment and a 1,277,953 decline in depreciation expense, partially offset by a $274,819 increase in general and administrative expense.

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

Production costs during 2019 were $934,865, a decline of $294,418, or 24%, when compared to 2018. Productions costs during 2019 declined mainly due to a $108,143 reduction in clay processing expense due to lower volumes of clay master batch produced in 2019 and a $234,097 reduction in sales commission related to the sale of the Company’s surface piles in August, 2018 partially offset by an increase of $50,411 in repair & maintenance and $57,469 in energy costs.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities.  Exploration costs, excluding depreciation expense, incurred during 2019 totalled $196,351 compared to $195,685 incurred during 2018, an increase of $666.

General and administrative expenses for 2019 totalled $3,398,267 compared to $3,123,448 of expense incurred during the same period in 2018, an increase of $274,819 or 9%. The Company’s general and administrative expenses are associated with expenses incurred at its New York operations. The largest component of the Company’s general and administrative expense includes employee compensation and expense related to the issuance of stock options to employees and consultants. The decrease was primarily driven by reduction of $101,909 in employee compensation, $69,426 in professional fees and $74,027 in stock-based compensation expenses to employees and consultants.

Operating loss incurred during the year was $4,043,437, an increase of $2,042,728, or 102%, when compared to 2018. The increase was driven primarily by a $4,387,115 decrease in revenue partially offset by a decrease in total operating expenses of $2,344,387.

Total other expense for 2019 was $1,929,695 compared to $1,325,284 during the same period in 2018, an increase of $604,411 or 46%. The increase in total other expense was driven primarily by a $478,591, or 100%, decrease in the gain on the revaluation of PIK Note derivative liability due to the elimination of its valuation in 2019, a $ $241,560, or 49%, decrease on other income due primarily to a decline in exploration lease payments received from Continental Mineral Claims, Inc., and a $115,740, or 5%, decrease in interest expenses associated with PIK Notes and amortization expense associated with the PIK Note discount partially.

Net loss for 2019 was $5,973,132, an increase of $2,647,139, or 80%, when compared to a net loss of $3,325,993 for 2018. The increase in net loss was driven primarily by the $2,042,728, or 102%, increase in operating loss and a $604,411, or 64%, increase in total other expense compared to 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2019, the Company’s net loss was $5,973,132 and cash used in operating activities was $2,380,328. As of December 31, 2019, the Company had current assets of $415,309 and current liabilities of $2,430,707 of which $176,903 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $135,392 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse, (ii) $119,269 of payables to a toll processor which has agreed to be paid in-kind with halloysite clay, (iii) $426,672 of accrued salaries and related payroll taxes related to the deferral of management compensation, (iv) $721,219 of accrued directors’ fees, and (v) $250,000 of a note payable due to Overlook Investment, LLC.

Cash used in operating activities in 2019 was $2,380,328 compared to $1,325,266 of cash provided during the same period in 2018. Cash used in operating activities during 2019, after adjusting for non-cash items but before adjusting for changes in operating assets and liabilities, was $3,595,185 compared to $1,403,549 of cash provided during the comparable period in 2018. The primary reason for this decrease was the $4,137,115 decrease in revenue in 2019 compared to 2018.

Cash used in investing activities during 2019 was $0 compared to $23,063 during the same period in 2018. The decrease was primarily due to acquire less equipment in 2019.

Cash used in financing activities during 2019 was $459,220 compared to $1,542,485 cash provided in 2018. The $2,001,705 decrease was due primarily to a decrease of 1,735,000 in proceeds generated from the sale of common stock and $80,000 in proceeds generated from exercise of warrants, an increase of $30,137 payments on notes payable and an increase of $356,568 payments on PIK notes, partially offset by an increase of $200,000 in proceeds generated from notes payable issuance.

Our total assets as of December 31, 2019 were $1,489,180 compared to $4,136,978 as of December 31, 2018, or a decrease of $2,647,798. The decrease in total assets was due primarily to a $2,839,547 decrease in cash.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 29, 2021 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 29, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2019 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 years	> 5 years
Contractual Obligations:
Rent obligations	$259,278	$113,253	146,025	-0-	-0-

Rent expense for the years ended December 31, 2019 and 2018 was $114,000 and $127,000, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Applied Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
May 29, 2020

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018

ASSETS
Current Assets
Cash	$52,793	$2,892,340
Accounts receivable	78,308	32,654
Deposits and prepaid expenses	284,208	364,491
Total Current Assets	415,309	3,289,485

Operating lease right-of-use assets	238,151	-
Land	500,000	500,000

Other Assets
Deposits	335,720	347,493
Total Other Assets	335,720	347,493

TOTAL ASSETS	$1,489,180	$4,136,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,693,589	$840,017
PIK Note interest accrual	176,903	343,810
Current portion of notes payable ($250,000 and $0 to related party at December 31, 2019 and 2018, respectively)	458,728	246,496
Current portion of operating lease liabilities	101,487	-
Total Current Liabilities	2,430,707	1,430,323

Long-Term Liabilities
PIK Notes payable, net of $1,464,311 and $8,556,591 debt discount and $-0- and $424,690 deferred financing cost, respectively	43,702,301	35,036,320
PIK Note derivative	-	1,780,072
Operating lease liabilities	140,321	-
Deferred rent	-	8,949
Total Long-Term Liabilities	43,842,622	36,825,341

TOTAL LIABILITIES	46,273,329	38,255,664

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 and 400,000,000 shares authorized at December 31, 2019 and 2018, respectively and 175,513,549 shares issued and outstanding at December 31, 2019 and 2018	175,514	175,514
Additional paid-in capital	73,774,766	73,525,650
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(98,724,933)	(87,810,354)
Total Stockholders’ Deficit	(44,784,149)	(34,118,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,489,180	$4,136,978

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

REVENUES	$486,046	$4,873,161

OPERATING EXPENSES:
Production costs	934,865	1,229,283
Exploration costs	196,351	195,685
General and administrative	3,398,267	3,123,448
Depreciation expense	-	1,277,953
Asset impairment	-	1,047,501
Total Operating Expenses	4,529,483	6,873,870

Operating Loss	(4,043,437)	(2,000,709)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(2,183,003)	(2,298,743)
Gain on revaluation of PIK Note derivative	-	478,591
Other income	253,308	494,868
Total Other Income (Expense)	(1,929,695)	(1,325,284)

Net loss	$(5,973,132)	$(3,325,993)

Net Loss Per Share -Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	175,513,549	164,652,933

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Consolidated Statements of Stockholders’ (Deficit)

				Accumulated	Accumulated	Total
	Common Stock			Deficit	Deficit	Stock-
			Additional	Prior to	During	holders’
			Paid-In	Exploration	Exploration	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, December 31, 2017	140,763,549	$140,764	$71,152,311	$(20,009,496)	$(84,484,361)	$(33,200,782)

Shares issued for directors fees and other services	1,500,000	1,500	58,500	-	-	60,000

Shares issued for warrant exercise	2,000,000	2,000	78,000	-	-	80,000

Shares issued for private placement	31,250,000	31,250	1,703,750	-	-	1,735,000

Stock-based compensation expense	-	-	533,089	-	-	533,089

Net Loss	-	-	-	-	(3,325,993)	(3,325,993)
Balance, December 31, 2018	175,513,549	175,514	73,525,650	(20,009,496)	(87,810,354)	(34,118,686)

Adoption of new accounting standards (Note 3)	-	-	-	-	(4,941,447)	(4,941,447)

Stock-based compensation expense	-	-	249,116	-	-	249,116

Net Loss	-	-	-	-	(5,973,132)	(5,973,132)
Balance, December 31, 2019	175,513,549	$175,514	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(5,973,132)	$(3,325,993)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	1,277,953
Asset Impairment	-	1,047,501
Amortization of discount – PIK Notes	361,813	894,946
Amortization of deferred financing costs	424,690	91,004
Accrued interest on PIK Notes	1,338,671	1,303,640
Stock issued for director and consulting services	-	60,000
Stock-based compensation expense	249,116	533,089
(Gain) on revaluation of PIK Notes derivative	-	(478,591)
Non-cash lease expense	3,657	-
Change in operating assets and liabilities:
Accounts receivable	(45,654)	(5,389
Other receivables	-	-
Deposits and prepaid expenses	351,883	41,749
Accounts payable and accrued expenses	908,629	(114,643)
Net cash (used in) provided by operating activities	(2,380,327)	1,325,266

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(23,063)
Net cash (used in) investing activities	-	(23,063)

Cash Flows From Financing Activities:
Payments on notes payable – insurance financing	(302,652)	(272,515)
Proceeds from notes payable – related party	200,000	-
Payments on PIK notes	(356,568)
Proceeds from sale of common stock	-	1,735,000
Proceeds from exercise of warrants	-	80,000
Net cash (used in) provided by financing activities	(459,220)	1,542,485

Net (decrease) increase in cash and cash equivalents	(2,839,547)	2,844,688
Cash and cash equivalents at beginning of year	2,892,340	47,652
Cash and cash equivalents at end of year	$52,793	$2,892,340

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,982	$9,156
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Notes payable – insurance financing	$259,827	$-
Capitalization of right to use assets and liabilities	$241,808	$-
Accrued PIK interest paid through issuance of PIK Notes	$1,505,578	$1,017,164
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity and ASU 2016-02, Leases	$4,941,447	$-

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company”) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company is currently selling its DRAGONITE halloysite clay product regularly to four customers.  Several prospective customers are conducting either commercial-scale trials or field trials for an array of products that are expected to use DRAGONITE as a functional additive. In October 2019 the Company entered into an agreement to supply a manufacturer of cement with up to 30,000 tons AMIRON iron oxide per year over a two-year period.

Applied Minerals, Inc. is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC Bulletin Board under the symbol “AMNL.”

Impact of COVID–19 Pandemic on Financial Statements

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations

To date, COVID-19 has not had a financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to the Company’s ability to complete this Report on Form 10-K, resulting in its delay, and may continue to cause a delay in the Company’s ability to complete subsequent reports in a timely manner.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2019, the Company’s net loss was $5,973,132 and cash used in operating activities was $2,380,327. As of December 31, 2019, the Company had current assets of $415,309 and current liabilities of $2,430,707 of which $176,903 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $135,392 of disputed or erroneously accrued expenses for which the Company believes it will eventually reverse, (ii) $119,269 of payables to a toll processor the has agreed to be paid in-kind with halloysite clay, (iii) $426,672 of accrued salaries and related payroll taxes related to the deferral of management compensation, (iv) $721,219 of accrued directors’ fees, and (v) $250,000 of a note payable due to Overlook Investment, LLC.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 29, 2021. Furthermore, management cannot provide any assurance that that the Company would be successful in funding operations through (i) the issuance of debt and/or equity financing, (ii) the sale of non-core assets and/or (iii) the generation of increased product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Management believes that for the Company to meet its obligations arising from normal business operations through May 29, 2021 it may need to (i) raise additional capital through the sale of common stock and/or debt, (ii) generate proceeds through the sale of non-core assets and/or (iii) the generation of increased product sale. Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

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

For the year ended December 31, 2019, revenues from the Company’s largest two customers accounted for 73%. For the year ended December 31, 2018, revenues from the Company’s largest customer account for 94% of total revenues. Excluding the sale of the surface piles in August 2018, revenue from the Company’s largest two customers in 2018 accounted for 56%. As of December 31, 2019, and 2018, amounts owed from these customers comprised 0% of accounts receivable.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2019 and 2018.

Property and Equipment

Property and equipment are carried at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, as follows:

Estimated
Useful Life (years)
Building and Building Improvements	5 – 40
Mining equipment	2 – 7
Office and shop furniture and equipment	3 – 7
Vehicles	5

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company recorded a $0 and $1,047,501 impairment of its long-lived assets as of December 31, 2019 and 2018, respectively.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2019, no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Environmental Matters

Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures resulting from the remediation of existing conditions caused by past operations that do not contribute to future revenue generations are expensed. Liabilities are recognized when environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated.

Estimates of such liabilities are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors and include estimates of associated legal costs. These amounts also reflect prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by The Environmental Protection Agency or other organizations. Such estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology, and inflation. Recoveries are evaluated separately from the liability and, when recovery is assured, the Company records and reports an asset separately from the associated liability.

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

The Company adopted this new accounting standard on January 1, 2019 on a modified retrospective basis and applied the new standard to all leases through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. The new standard had a material impact on the unaudited consolidated balance sheet but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

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

The Company adopted ASU 2017-11 on January 1, 2019 on a modified retrospective basis and applied the new standard to all financial instruments with down round features through a cumulative-effect adjustment to beginning retained earnings. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. On January 1, 2019, the Company recorded a transition adjustment to reduce retained earnings by $4,950,396. The new standard had a material impact on the unaudited consolidated balance sheet but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

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

See Note 8 for additional information

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

Recent Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies, and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

NOTE 4 – LEASES

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Supplemental cash flow information related to leases:	For the year ended December 31, 2019

Operating cash flows paid for operating leases	$109,953
Non-cash lease expense	$3,657

Supplemental balance sheet information related to leases:	As of December 31, 2019

Operating lease Right-of-use assets	$238,151

Current portion of operating lease liabilities	$101,487
Long-term operating lease liabilities	140,321
Total operating lease liabilities	$241,808

Weighted average remaining operating lease term	2.25 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2019:

2020	$113,253
2021	116,649
2022	29,376
Total lease payments	259,278
Less: imputed interest	(17,470)
Total lease liabilities	$241,808

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	December 31,
	2019	2018
Land	$500,000	$500,000

	500,000	500,000
Less: Accumulated depreciation	-	-
Total	$500,000	$500,000

The Company did not record any depreciation expense for the years ended December 31, 2019 and 2018.

NOTE 6 – DEPOSIT

The following is a summary of deposit:

	December 31,
	2019	2018
Cash Bond (Mine Permit deposit)	$296,552	$295,293
Office Lease Security Deposit	39,168	52,200
Total	$335,720	$347,493

NOTE 7 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level 1 – Quoted prices in active markets for identical assets and liabilities;

●	Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount
	Level 1	Level 2	Level 3	December 31, 2019	December 31, 2018

Financial instruments:
Series 2023 Note Derivative	$-	$-	$-	$-	$253,215
Series A Note Derivative	$-	$-	$-	$-	$1,526,857

The following table summarizes the activity for financial instruments at fair value using Level 3 inputs for 2019 and 2018:

	2019	2018
Balance at beginning of year	$1,780,072	$2,047,264
Issuance of additional Series 2023 Notes	-	27,858
Issuance of additional Series A Notes	-	183,541
Net unrealized gain included in operations	-	(478,591)
Impact of change in accounting policy	(1,780,072)	-

Balance at end of year	$-	$1,780,072

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate their fair value at December 31, 2018 and 2017 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short-term period outstanding, the carrying value of notes payable other than PIK notes approximate fair value. The estimated fair value of the PIK Notes Payable was approximately $0 and $13,863,433 at December 31, 2019 and 2018 (Level 3), respectively.

For the Company's warrant and PIK note derivative liabilities, Level 3 fair value hierarchy was estimated using a Monte Carlo Model using the following assumptions:

Series 2023 Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2019	December 31, 2018

Market price and estimated fair value of stock	$-	$0.05
Exercise price	$-	$0.59
Term (years)	-	4.58
Dividend yield	-	-
Expected volatility	-	142.7%
Risk-free interest rate	-	2.50%

Series A Note derivative liability	Fair Value Measurements
	Using Inputs
	December 31, 2019	December 31, 2018

Market price and estimated fair value of stock	$-	$0.05
Exercise price	$-	$0.40
Term (years)	-	4.58
Dividend yield	-	-
Expected volatility	-	142.7%
Risk-free interest rate	-	2.50%

NOTE 8 - NOTES PAYABLE

Notes payable at December 31, 2019 and 2018 consist of the following:

	December 31,
	2019	2018

Note payable against exploration rights agreement, including interest (a)	$250,000	$-
Note payable for insurance companies, payable $5,443 - $25,936 monthly (b)	-	246,496
Note payable to insurance companies, payable $1,732 – $24,808 monthly, (c) and (d)	208,728	-
		246,496
Less: Current Portion	(458,728)	(246,496)

Notes Payable, Long-Term Portion	$-	$-

(a)	On November 13, 2019, the Company entered into an agreement with a related party. Per the terms of the agreement, the Company has borrowed $250,000 against an expected annual renewal payment for an exploration license it granted as part of an Exploration Agreement with Option to Purchase entered into with Continental Minerals Claims, Inc. in December 2017, in exchange for $200,000 in cash. The loan was unsecured and paid off in February 2020. There was no interest rate specified.

(b)	On October 2018, the Company signed two notes payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installment which started on November 17, 2018

(c)	On October 2019, the Company signed a note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installment payments which started on November 17, 2019

(d)	On October 2019, the Company signed a note payable with interest rate of 7.04% with an insurance company for liability insurance, payable in 10 monthly installment which started on November 17, 2019

During the 2019 and 2018, the Company's interest payments totalled $12,982 and $9,156, respectively.

NOTE 9 – CONVERTIBLE DEBT (PIK NOTES)

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

As of December 31, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,901,447	$28,265,165	$45,166,612
Less: Discount	-	(1,464,311)	(1,464,311)
PIK Note Payable, Net	$16,901,447	$26,800,854	$43,702,301

PIK Note Derivative Liability	$-	$-	$-

As of December 31, 2018, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,394,688	27,622,913	44,017,601
Less: Discount	(1,297,416)	(7,259,175)	(8,556,591)
Less: Deferred Financing Cost	(158,179)	(266,511)	(424,690)
PIK Note Payable, Net	$14,939,093	20,097,227	35,036,320

PIK Note Derivative Liability	$253,215	1,526,857	1,780,072

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

These Series A Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability, or any net investment in a foreign operation. In addition to the customary anti-dilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price. Therefore, the estimated fair value of the conversion feature of $9,212,285 (based on observable inputs using a Monte Carlo model) was bifurcated from the Series A Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Series A Notes. In addition, an additional debt discount of $7,348,486 was recorded as a result of the difference between the $12,500,000 of cash received and the $19,848,486 of principal on the Series A Notes. This combined debt discount of $16,560,771 is being amortized using the effective interest method over the 9-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

During the year ended December 31, 2019, the Company issued additional Series A PIK Notes in lieu of interest payments of $833,305 and paid down $233,986 of PIK notes, increasing the Series A Notes Payable gross carrying value to $28,265,165 as of December 31, 2019. Additionally, during the year ended December 31, 2019, the Company recorded $5,433,052 impact of accounting change and amortized $786,502 of debt discount and deferred financing cost relating to the Series A Notes Payable, increasing the Series A Notes Payable net carrying value to 26,800,854 as of December 31, 2019.

At December 31, 2018, the fair value of the Series A Note Derivative was estimated to be $1,526,857, which includes the value of the derivative related to the additional PIK Notes issued in May and November 2018 for the semi-annual interest payments due. During the year ended December 31, 2018, the Company issued additional Series A PIK Notes in lieu of interest payments of $713,197, increasing the Series A Notes Payable gross carrying value to $27,622,913 as of December 31, 2018. Additionally, during the year ended December 31, 2018, the Company amortized $709,173 of debt discount and deferred financing cost relating to the Series A Notes Payable, increasing the Series A Notes Payable net carrying value to 20,097,227 as of December 31, 2018.

As of December 31, 2019, the Company was in compliance with the covenants of the Series A Notes.

As of December 31, 2019, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,284,784 and $4,955,681, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of December 31, 2019, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of December 31, 2019, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,347,172, $2,705,266 and $262,852, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At December 31, 2019, IBS Capital, LLC owned 13.6% of the shares of the common stock of the Company.

As of December 31, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,315,293 of principal of the Series A Notes. As of December 31, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital Management, LLC.

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

During the year ended December 31, 2019, the Company issued additional Series 2023 PIK Notes in lieu of interest payments of $640,693 and paid down $133,936 of PIK notes, increasing the Series 2023 Notes Payable gross carrying value to $16,901,445 as of December 31, 2019. Additionally, during the year ended December 31, 2019, the Company recorded $1,297,416 impact of accounting change of debt discount relating to the Series 2023 Notes Payable, increasing the Series 2023 Notes Payable net carrying value to $16,901,445.

At December 31, 2018, the fair value of the Series 2023 Note Derivative was estimated to be $253,215, which includes the value of the derivative related to additional PIK Notes issued in February and August 2018 for the semi-annual interest payments due. During the year ended December 31, 2018, the Company issued additional Series 2023 PIK Notes in lieu of interest payments of $303,967, increasing the Series 2023 Notes Payable gross carrying value to $16,394,688 as of December 31, 2018. Additionally, during the year ended December 31, 2018, the Company amortized $399,064 of debt discount and deferred financing cost relating to the Series 2023 Notes Payable, increasing the Series 2023 Notes Payable net carrying value to $14,939,093.

As of December 31, 2019, the Company was in compliance with the covenants of the Series 2023 Notes.

As of December 31, 2019, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,024,152 of principal of the Series 2023 Notes. As of December 31, 2019, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At December 31, 2019 and 2018, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 700,000,000 and 400,000,000 shares of common stock with a $0.001 par value per share at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, 175,513,549 shares were issued and outstanding.

2019

There were no issuances in 2019.

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

NOTE 11 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for 2019 and 2018 is as follows:

	December 31, 2019		December 31, 2018
	Shares issuable upon exercise of	Weighted	Shares issuable upon exercise of	Weighted
	Outstanding Warrants	Average Exercise Price	Outstanding Warrants	Average Exercise Price

Outstanding at beginning of year	26,688,373	0.15	18,813,373	$0.14
Issued	-	-	9,875,000	0.15
Exercised	-	-	(2,000,000)	0.04
Forfeited	-	-	-	-
Outstanding at end of year	26,688,373	0.15	26,688,373	0.15

At December 31, 2019 and 2018, the intrinsic values of the outstanding warrants were $0 and $20,688, respectively.

A summary of the status of the warrants outstanding and exercisable at December 31, 2019 is presented below:

Exercise Price	Shares issuable upon exercise of Outstanding Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.15	461,340	1.33	$1.15
$0.25	3,283,283	1.49	$0.25
$0.04	2,068,750	2.68	$0.04
$0.10	11,000,000	2.95	$0.10
$0.15	9,875,000	1.48	$0.15
	26,688,373	2.18	$0.15

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

The significant assumptions relating to the valuation of the Company's options issued for 2019 and 2018 were as follows on a weighted average basis:

	2019	2018
Dividend Yield	0%	0%
Expected Life (in years)	3.81 - 5.00	2.50 - 7.50
Expected Volatility	131% - 152%	69.13% - 167.28%
Risk Free Interest Rate	2.50% - 2.55%	1.42% - 3.09%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2019 and 2018 is as follows:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	54,866,845	0.29	57,057,768	$0.36
Granted	7,683,334	0.04	5,224,999	$0.10
Exercised	—	—	—	—
Expired	(1,873,611)	0.11	(7,415,922)	0.73
Outstanding at end of year	60,676,568	0.26	54,866,845	$0.29

During the year ended December 31, 2019, the Company granted 7,683,334 options to purchase the Company’s common stock with a weighted average exercise price of $0.04. Total grant date fair value was $223,903 of which $34,037 was unamortized compensation expense at December 31, 2019. Of the 7,683,334 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
833,334	Immediately	01/01/2019	01/01/2019
750,000	Monthly	02/24/2019	07/24/2019
600,000	Monthly (1)	03/13/2019	06/13/2019
4,000,000	Immediately	04/25/2019	04/25/2019
500,000	Monthly	09/21/2019	01/21/2020
1,000,000	Annually	12/28/2019	12/28/2021

(1)	450,000 options vested on 03/13/2019, 49,999 options vested on 04/13/2019, 49,999 options vested on 05/13/2019 and 50,002 options vested on 06/13/2019.

During the year ended December 31, 2018, the Company granted 5,224,999 options to purchase the Company’s common stock with a weighted average exercise price of $0.10. Of the 5,224,999 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
347,222	Quarterly(1)	04/30/2018	07/01/2018
277,777	Monthly(2)	06/01/2018	07/01/2018
600,000	Monthly	07/08/2018	06/08/2019
1,000,000	Monthly	03/01/2018	02/01/2019
2,000,000	Monthly	03/10/2018	02/10/2019
1,000,000	Annually	12/28/2018	12/28/2021

(1)	138,889 options vested on 04/30/2018 and 208,333 options vested on 07/01/2018.

(2)	69,444 options vested on 06/01/2018 and 208,333 options vested on 07/01/2018.

A summary of the status of the options outstanding at December 31, 2019 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	42,403,623	7.68	$0.06	34,801,956	7.67	$0.06
$0.10 - $0.84	13,330,885	2.92	0.42	13,290,885	2.92	0.42
$1.10 - $1.90	4,942,060	2.72	1.63	4,942,060	2.72	1.63

	60,676,568	6.23	$0.26	53,034,901	6.02	$0.29

Compensation expense of $249,116, and $533,089, has been recognized for the vested options for the years ended December 31, 2019 and 2018, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2019 was $0. At December 31, 2019, (i) $34,037 of unamortized compensation expense for time-based unvested options will be recognized over the next 1.31 years on a weighted average basis; and (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized as the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At December 31, 2019, management, based on its financial expectations for 2020, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 12 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At December 31, 2019, the weighted average shares outstanding excluded options to purchase 60,676,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 99,698,391 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive. At December 31, 2018, the weighted average shares outstanding excluded options to purchase 54,866,845 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 97,539,420 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company calculates its deferred tax assets and liabilities using the federal tax rate of 21% and the effective state rate, net of federal benefits of 2.4%.

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$24,957,921	$24,069,485
Stock-based compensation	1,688,461	1,668,815
Fixed assets	744,372	810,309

Total deferred tax assets	27,390,754	26,548,609

Deferred tax liabilities:
Less: valuation allowance	(27,390,754)	(26,548,609)
	$-	$-

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance increased by $842,145 in the year ended December 31, 2019 and decreased by $543,895 in the years ended December 31, 2018.

At December 31, 2019, the Company had net operating loss carry-forwards of $104,267,844 for federal income tax purposes and $73,599,750 for state and local income tax purposes. The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2039 and state loss carry-forwards expire from 2025 through 2039, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2019 and 2018.

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

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2019		December 31, 2018

Federal statutory rate	$(1,254,358)	21.0%	$(698,458)	21.0%
State income taxes	(160,249)	2.7%	(81,381)	2.5%
Change in valuation allowance	1,360,717	(22.9)%	(543,895)	16.4%
Net nontaxable income related to derivatives	-	-	(100,504)	3.0%
Deferred remeasurement	-	-	1,418,140	(42.6)%
Miscellaneous	53,890	(0.8)%	6,098	(0.3)%
	$—	0.0%	$—	0.0%

NOTE 14 – RELATED PARTIES

On November 13, 2019, Overlook Investments, LLC (“Overlook”), whose managing member is Ali Zamani, a director of the Company, loaned $200,000 to the Company under a loan agreement. The loan was unsecured.  There was no interest rate specified.  The loan matured on the earliest of (i) the date on which Company has received exploration payments totaling $250,000 from Tintic Copper and Gold, Inc., (ii) the date on which Tintic Copper and Gold defaults on its obligations under the Exploration Agreement and Option to Purchase and (iii) date on which the Company files for bankruptcy. The Company paid off the loan from Overlook by paying Overlook $250,000 upon the receipt of an exploration license payment made by Continental Minerals Corporation to the Company in February 2020. Additional details regarding the terms of the loan were included in a Form 8-K filed on November 18, 2019.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

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

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2019:

Year	Amount
2020	$113,253
2021	116,649
2022	29,376

$259,278

NOTE 16 – SIGNIFICANT CONTRACTS

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

NOTE 17 – SUBSEQUENT EVENTS

FirstFire Global Opportunities Fund LLC – Loan

On February 13, 2020, the Company entered loan agreement with, and issued a note to, Firstfire Global Opportunities Fund LLC (“FirstFire”). The note is in the principal amount of up to $250,000, including an original issue discount (”OID”) of 5%, so the maximum that can received by the Company is $237,500.

The principal amount is to be funded in tranches. The first tranche was in the principal amount of $125,000 (including the 5% OID), so that, after paying FirstFire’s legal fees of $5,000, the Company received proceeds of $113,500. FirstFire may fund additional amounts up to $118,500 at such dates as it may choose.

The tranche or tranches will bear interest a 5% per annum on the principal amount of the tranches. If the Company exercises its right to prepay the respective tranche at any time within the initial 45 calendar days following the tranche funding date, the Company shall pay to FirstFire an amount equal to 105% multiplied by the principal amount then outstanding plus accrued and unpaid interest and default interest, if any. If the prepayment is made from the 46th to the 90th day, the percentage is 110%. If the payment is made from the 91st day to the 180th day, the percentage is 120%; at any time from the 181st calendar day through the last trading day immediately preceding the maturity date of the respective tranche, the percentage is 130%. The maturity date of each tranche is 12 months from the tranche funding date.

The note is convertible at any time in to the Company’s Common Stock. The initial conversion price is $.02 per share. After one hundred eighty days after the date of the note, the conversion price will be the lower of (i) $.02 or (ii) 75% multiplied by the lowest traded price of the common stock during the 20 consecutive trading day period immediately preceding the date of the respective conversion;

The note is secured by a security agreement under which the Company granted a security interest to FirstFire in two pieces of equipment that are not being used in, and are not anticipated to be used in future, operations of the Company.

In connection with entering into the loan agreement with FirstFire, the Company issued 125,000 shares of common stock to FirstFire on February 19, 2020.

Exploration Agreement with Option to Purchase

In 2017, the Company and Continental Mineral Claims, Inc. (“CMC”) entered into an Exploration Agreement with Option to Purchase (“Agreement”). The Company granted to CMC the exclusive right to enter upon and conduct mineral exploration activities (the “Exploration License”) for Metallic Minerals on the Company’s Dragon Mine minesite in Utah (the “Mining Claims”) and an option to purchase (“Option”) the Metallic Minerals. The Option would expire in 2027. The Exploration License was for a period of ten years.

To obtain and maintain the Exploration License and the Option, CMC paid the Company $350,000 upon the execution of the Agreement and paid it $150,000 on the first anniversary of the Exploration License in December 2018 and $250,000 in each of 2019 and 2020. In order to maintain the Exploration License and the Option after 2020, CMC would be required to pay $250,000 to the Company each year.

Pursuant to an amendment to the Agreement in November 2019, the exercise price of the Option was changed to $4 million.

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The Company also provided Tintic with a Right of First Offer.

Paycheck Protection Program Loan

On May 5, 2020 the Company entered into a promissory note (“PPP Loan”) in the amount of $223,075 from Bank of America, N.A. under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The term of the promissory note is two years and the annual interest rate is 1.0%, which shall be deferred for the first six months of the term of the loan. Pursuant to the terms of the CARES Act, the proceeds of each PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs.

The promissory note evidencing each PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under such PPP Loan, collection of all amounts owing from the respective Borrower, filing suit and obtaining judgment against the respective Borrower.

Under the terms of the CARES Act, each Borrower can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 8-week period after loan origination and the maintenance or achievement of certain employee levels. No assurance is provided that any Borrower will obtain forgiveness under any relevant PPP Loan in whole or in part.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2019 and 2018, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and chief financial officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2019 due to the material weaknesses defined below. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").

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

Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2019, our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Internal Control Remediation Efforts

Management has taken the following steps to remedy the material weaknesses in our internal control over financial reporting:

1.	During the third calendar quarter of 2018, management engaged an experienced accounting consultant to (i) assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements (ii) and develop a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements. Additionally, management may further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2020 if the necessary resources become available.

2.	The Company’s accounting consultant will assist management with strengthening its internal controls in 2020.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Mario Concha	79	Chairman since 2016; Director since 2013; CEO since September 2019	President, Mario Concha and Associates
Michael Barry	50	Director since 2018	General Counsel and Chief Compliance Officer of Samlyn Capital, LLC
Robert T. Betz	77	Director since 2014	Owner, Personal Care Ingredients
John F. Levy	64	Vice Chairman since 2016; Director since 2008	CEO of Board Advisory
Geoffrey Scott	71	Director since 2019	Private Investor
Alexander Zyngier	50	Director since 2017	Managing Director at Batuta Advisors
Christopher T. Carney	49	Officer since 2015	Chief Financial Officer of the Company
William Gleeson	76	Officer since 2011; Resigned on April 5, 2020	General Counsel of the Company

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

Background of Directors and Officers

Mario Concha, Non-Executive Chairman, Director, President and CEO

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

Mr. Concha was appointed President and CEO on September 10, 2019.

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

John F. Levy, Vice Chairman and Director

Mr. Levy became a director of the Company on June 20, 2016. Mr. Levy currently serves as the Chief Executive Officer and principal consultant for Board Advisory, a consulting firm established to assist public companies, or companies aspiring to be public with corporate governance, corporate compliance, ethics, financial reporting and financial strategies. Mr. Levy is a recognized corporate governance and financial reporting expert with over 30 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms and having served as Chief Financial Officer of both public and private companies for over 13 years.

In addition to his service on the Applied Minerals board, Mr. Levy currently serves on the board of directors of two other public companies: Mr. Levy has been a director, chairman of the Audit Committee, and a member of the Governance and Nominating Committee, of Washington Prime Group, a Real Estate Investment Trust, since 2016., and Happiness Biotech Group Limited (since October 2019), a Chinese-based nutraceutical and dietary supplements company. Mr. Levy also served on the board of directors of Takung Art Co. Ltd., an electronic online platform operator for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork, until June 2019; Applied Energetics, Inc., a company specializing in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, until January 2016; and China Commercial Credit, Inc., a financial services firm operating in China, until December 2016. Mr. Levy also served as a board member and program chair for the New Jersey Chapter of the National Association of Corporate Directors (“NACD”) from October 2007 to June 2012.  Additionally, Mr. Levy served as the Chief Executive Officer of Sticky Fingers Restaurant, LLC (“Sticky Fingers”), a South Carolina based barbeque restaurant chain, and from September 2019 to April 2020. Mr. Levy previously served as a business consultant with Sticky Fingers from February 2019 to August 2019 when he assumed his role as CEO.

Mr. Levy is a frequent speaker on the roles and responsibilities of board members and audit committee members. He has authored and presented numerous courses on finance, management and governance to state accounting societies including THE 21ST CENTURY DIRECTOR: Ethical and Legal Responsibilities of Board Members. Mr. Levy is a Certified Public Accountant with several years of experience. Mr. Levy is a graduate of the Wharton School of the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia. Mr. Levy has completed the NACD’s Board Leadership Fellow program of study.

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

Board Meetings

There were thirteen meetings of the Board of Directors, eleven meetings of the Operations Committee, six meeting of the Compensation Committee, eight meetings of the Audit Committee, and four meetings each of the Governance and Nominating Committee and the Health, Safety and Environment Committee held in 2019. There were special committees consisting of Messrs. Zyngier, Concha, Betz, Levy and Zamani to deal with the sale of the waste piles and related issues. There were seven meetings of those committees. Every director attended at least 75% of all board meetings and all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees as of December 31, 2019. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Zeitoun.

	Audit Committee	Governance and Nominating Committee	Compensation Committee	Health, Safety and Environment Committee	Operations Committee
Mario Concha		X	X	X	X
Michael Barry
Robert Betz (1)	X	X	X*	X*	X*
John Levy		X*	X
Geoffrey Scott
Alexandre Zyngier	X*

(1)  Betz was named Chairman of the Operations Committee in September 2019.

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

There were no interlocks during 2019.

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

Section 16(a) beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2019.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)		Option Award ($) (1)		Total ($)
Andre M. Zeitoun (6)	2019	199,792		-0-		-0-		199,792
	2018	350,000		75,000	(2)	-0-		425,000
	2017	350,000		270,000	(3)(4)	614,596	(5)	1,234,596

Mario Concha (6)	2019	-0-		-0-		-0-		-0-

Christopher Carney (6)	2019	132,680		-0-		-0-		132,680
	2018	200,000		20,000	(2)	-0-		220,000
	2017	135,000	(7)	30,000	(4)	246,676	(8)	411,676

William Gleeson (6)	2019	165,711		-0-		-0-		167,711
	2018	250,000		20,000	(2)	-0-		270,000
	2017	250,000		30,000	(4)	193,471	(8)	473,471

(1)	Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 8, Part II of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the amount that will be recognized as income by the named executive officers o the amount that will be recognized as a tax deduction by the Company, if any, upon exercise. The options awards were valued using the Black Scholes Option Valuation Model.

(2)	On January 31, 2019, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun, Mr. Carney and Mr. Gleeson bonuses for service in 2017 of $75,000, $20,000 and $20,000, respectively. The bonuses are payable in two installments. The first installment, equal to one-third of the bonuses granted, is to be paid on February 1, 2019. The second installment, equal to two-thirds of the bonuses granted, is to be paid reasonably soon after the Company’s 2018 Annual Report on Form 10-K is filed with the SEC.

(3)	Mr. Zeitoun’s revenue-related bonus for 2017 was 4% of the first $4 million in revenues up to a bonus of $150,000.

(4)	On December 7, 2017, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun a bonus for service in 2017 of $120,000 and to each of Mr. Carney and Mr. Gleeson a bonus for service in 2017 of $30,000.

(5)	On December 2017, the Board of Directors granted Mr. Zeitoun options to purchase 11,910,772 shares of common stock at $0.06 per share. The options vest based upon certain performance goals being met by management. During December options to purchase 5,955,386 shares of common stock vested. The Black Scholes value of the options at December 14, 2017 was $297,800.

(6)	Mr. Zeitoun’s salary is through September 9, 2019 (the date of his resignation). At September 9, 2019 the Company owed Mr. Zeitoun approximately $40,800 in deferred salary. Mr. Concha was named CEO on September 10, 2019. Mr. Concha accrues an annual salary of $200,000. At December 31, 2019, the Company owed Mr. Concha, Mr. Carney and Mr. Gleeson deferred salary of approximately $61,900, $63,800 and $86,500, respectively. In response to the Company’s liquidity situation, the Board of Directors required members of the Company’s management to defer a portion of their salaries beginning in July 2019 until the Company sufficiently improved its liquidity situation.

(7)	Mr. Carney’s salary was at a rate of $150,000 per annum for the first 7.5 months of 2017 and then was to increase to a rate of $200,000 per annum for the remaining 4.5 months of 2017. His salary was not increased to a rate of $200,000 per year and Mr. Carney was owed $18,765 in respect thereof relating to 2017. In lieu of a $50,000 salary reduction for twelve (12) months beginning August 16, 2016, Mr. Carney received options to purchase common stock with a Black Scholes value of $40,500. During the first 7.5 months of 2017, $23,625 of the Black Scholes value of the options vested.

(8)	In December 2017, the Board of Directors granted to Mr. Carney and Mr. Gleeson options to purchase 4,780,550 shares of common stock and 3,749,440 shares of common stock, respectively, at $0.06 per share. The options vest based upon certain performance goals being met by management. During December 2017, options to purchase 2,390,275 shares of stock by Mr. Carney and options to purchase 1,874,720 shares of common stock by Mr. Gleeson vested. The Black Scholes values of the options to purchase common stock by Mr. Carney and Mr. Gleeson were $223,495 and $175,290, respectively. Between August 16, 2017 and December 31, 2017, Mr. Carney deferred approximately $30,000 of salary until the Company’s liquidity situation improves. As of December 31, 2018, Mr. Carney is owed $8,333.33 in accrued and unpaid salary.

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

Plan-Based Awards

There were no plan-based awards granted in 2019.

Outstanding Equity Awards at December 31, 2019

The following table provides information on the holdings as of December 31, 2019 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Mario Concha	03-14-14	50,000	—	—	$0.83	03-14-24
	02-12-15	50,000	—	—	$0.66	02-12-25
	01-01-16	50,000	—	—	$0.28	01-01-26
	01-06-16	43,885	—	—	$0.29	01-06-21
	01-26-16	80,000	—	—	$0.28	01-29-21
	05-11-16	30,000	—	—	$0.25	05-11-21
	05-11-16	600,000	—	—	$0.25	05-11-21
	08-01-16	70,000	—	—	$0.25	08-01-26
	05-23-17	70,000	—	—	$0.25	05-23-22
	05-24-17	70,000	—	—	$0.25	05-24-22
	08-18-17	3,666,667	—	—	$0.06	08-18-27
	12-07-17	140,000	—	—	$0.25	12-07-22
	04-25-19	500,000	—	—	$0.04	04-25-19
Christopher T. Carney	02-08-11	580,930	—	—	$0.83	01-01-22
	11-20-12	580,931	—	—	$1.66	01-01-23
	06-10-14	75,000	—	—	$0.84	06-10-24
	02-05-15	50,000	—	—	$0.68	02-05-25
	05-11-16	248,344	—	—	$0.24	05-11-21
	08-18-17	3,585,413	1,195,138	—	$0.06	12-13-27
William Gleeson	08-18-11	900,000	—	—	$1.90	08-18-21
	11-20-12	72,406	—	—	$1.66	11-20-22
	06-10-14	600,000	—	—	$0.84	06-10-24
	05-11-16	248,344	—	—	$0.24	05-11-21
	08-18-17	2,812,080	937,360	—	$0.06	12-13-27

Options Exercised and Stock Vested

None of the Named Executive Officers has exercised any options, SARs or similar instruments and none had any stock awards, vested or unvested.

Director Compensation for the Year Ended December 31, 2019

The following sets forth compensation to our directors in 2019. The fees payable to directors are $50,000 per year and $10,000 per year for chairman of the Board and $10,000 per year for chairman of a committee, except the Operations Committee (“Board Fees”). The fees payable for the Operations Committee are $150,000 for the chairman and $62,500 for the member who is an independent director (“Operations Committee Fees”). The Board Fees vested quarterly. The Operations Committee Fees vested on May 1, 2019. The Board Fees for Mr. Barry were granted to funds managed by his employer. Beginning the last quarter of 2018, Board Fees have been accrued but not paid. The Board Fees may be paid in cash or equity in the future, to be determined by the Board.

Name	Fees Earned or Paid in Cash ($)(3)	Common Stock Awards ($)	Options Awards ($)(4)	Total ($)

Mario Concha	210,000	-0-	-0-	210,000

Michael Barry (1)	50,000	-0-	-0-	50,000

Robert Betz	132,500	-0-	-0-	132,500

John Levy	70,000	-0-	-0-	70,000

Michael Pohly (6)	50,000	-0-	-0-	50,000

Geoffrey Scott (5)	39,861	-0-	-0-	37,500

Ali Zamani (6)	50,000	-0-	-0-	-0-

Alexandre Zyngier	60,000	-0-	-0-	-0-

Andre Zeitoun (2)	-0-	-0-	-0-	-0-

(1)	At Mr. Barry’s request, the fees were paid to funds managed by his employer.
(2)	Mr. Zeitoun was not separately compensated for services as a director. Mr. Zeitoun resigned from the Board of directors on September 9, 2019.
(3)	Amounts represent fees earned for service for the period from January 1, 2019 through December 31,2019. These amounts have been accrued but not yet paid as of December 31, 2019.
(4)	Black Scholes value at grant date
(5)	Mr. Scott was appointed to the Board of Directors on March 13, 2019.
(6)	Messrs. Pohly and Zamani resigned from the Board on April 13, 2020 and April 30, 2020, respectively.

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

2019 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Zeitoun’s 2019 compensation to be as follows. salary — $350,000. Mr. Zeitoun resigned at President, CEO and Director on September 9, 2019. Mario Concha was named President and CEO by the Board on September 10, 2019. On the recommendation of the Compensation Committee, the Board determined Mr. Concha’s 2019 compensation to be based on an annual salary of $200,000.

Compensation for Messrs. Gleeson and Carney

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

2019 Compensation

On the recommendation of the Compensation Committee, the Board determined 2019 compensation to be as follows: Mr. Carney: Salary — $200,000; Mr. Gleeson: salary — $250,000.

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

Security Ownership of Certain Beneficial Owners and Management Ownership Tables

The following table sets forth, as of May 29, 2020, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 175,638,549 shares of common stock outstanding as of May 29, 2020 plus the shares that a person has a right to acquire within 60 days of May 29, 2020.

	Number of Shares of	Percentage of Common
	Common Stock Beneficially	Stock Beneficially
Name and Address (1)	Owned (2)	Owned
Mario Concha (3) (4) (16)	8,569,884	4.7
Michael Barry (3) (15)	-	*
Robert Betz (3) (5)	4,140,404	2.3
John Levy (3) (6)	3,260,801	1.8
Geoffrey Scott (3) (14)	9,285,210	5.3
Alexandre Zyngier (3) (8)	1,861,789	1.1
Christopher T. Carney (9) (16)	6,402,104	3.5
All Officers and Directors as a Group	33,520,192	17.2
IBS Capital, LLC (7)	36,634,501	19.5
Samlyn Capital, LLC (10)	50,710,338	23.4
Berylson Master Fund, L.P. (11)	15,248,368	8.1
James Berylson (11)	16,521,368	8.8
Kingdon Capital Management, LLC (12)	20,349,729	10.4
Masato Katayama (13)	16,834,635	9.5

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., 55 Washington Street, Suite 301, Brooklyn, NY 11201.
(2)	Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of May 29, 2019 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)	Director
(4)	Mr. Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 43,885 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 30,000 shares of common stock at $0.25 per share and expiring in May, 2021; options to purchase 600,000 shares of common stock at $0.25 expiring in May, 2021; (vi) options to purchase 70,000 shares of common stock expiring in August, 2026; (vii) options to purchase 140,000 shares of common stock at $0.70 expiring in May, 2022; (viii) options to purchase 3,666,667 shares of common stock expiring at $0.06 in August 2027; (ix) options to purchase 140,000 shares of common stock expiring in December, 2022; (x) options to purchase 500,000 shares of common stock at $0.04 expiring in April, 2029; and (xi) June 2018 Warrants to purchase 1,000,000 shares of common stock at $0.15 per share expiring in June, 2021.

(5)	Mr. Betz’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; (iv) options to purchase 33,937 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 64,815 shares of common stock at $0.28 per share expiring in January 2026; (vi) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2021; (vii) options to purchase 150,000 shares of common stock at $0.25 per share expiring in May, 2021; (viii) options to purchase 60,000 shares of common stock at $0.25 per share expiring in August, 2026; (ix) options to purchase 140,000 shares of common stock at $0.25 expiring in May, 2022; (x) options to purchase 2,208,334 shares of common stock at $0.06 expiring in August, 2027; (xi) options to purchase 500,000 shares of common stock at $0.04 expiring in April, 2029; and (xii) June 2016 Warrants to purchase 100,100 shares of common stock at $0.25 expiring in 2021.
(6)	Mr. Levy’s holdings include: (i) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (ii) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (iii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iv) options to purchase 50,000 shares of common stock at $0.28 per share, and expiring in January, 2026; (v) options to purchase 51,170 shares of common stock at $0.285 per share expiring in January, 2026; (vi) options to purchase 80,000 shares of common stock at $0.28 per share expiring in January, 2021; (vii) options to purchase 37,500 shares of common stock at $0.25; (viii) options to purchase 70,000 shares of common stock at $0.25 expiring in August, 2026; (ix) options to purchase 120,000 shares of common stock expiring in May, 2022; (x) options to purchase 1,000,000 shares of common stock expiring in August, 2027; (x) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; (xi) June 2016 Warrants to purchase 100,100 shares of common stock at $0.25 expiring in June, 2021 and (xii) June 2018 Warrants to purchase 125,000 shares of common stock at $0.15 per share expiring in June 2021.

(7)	IBS Capital LLC is deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 15,252,583 shares of common stock; (ii) 6,907,574 shares of common stock issuable upon conversion of Series A Notes; (iii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2021; (iv) June 2016 Warrants to purchase 244,745 shares of common stock at $0.25 expiring in June, 2021; (v) options to purchase 30,100 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 64,000 shares of common stock at $0.25 expiring May, 2022; and (vii) May 2017 Warrants to purchase 601,060 shares of common stock at $0.10 per share expiring in May, 2022. The IBS Turnaround Fund, L.P. owns (i) 7,305,997 shares of common stock; (ii) 3,439,842 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 25,175 shares of common stock at $0.21 expiring in January, 2021; (iv) June 2016 Warrants to purchase 124,625 shares of common stock at $0.25 per share expiring in June, 2021; (v) options to purchase 16,000 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2022; and (vii) May 2017 Warrants to purchase 124,625 shares of common stock at $0.10 per share expiring in May, 2022. The IBS Opportunity Fund, Ltd. owns (i) 1,475,154 shares of common stock; (ii) 662,777 shares of common stock issuable upon conversion of the Series A Notes; (iii) options to purchase 6,400 shares of common stock at $0.21 per share expiring in January, 2021; (iv) June 2016 Warrants to purchase 31,000 shares of common stock at $0.25 per share expiring in June, 2021; (v) options to purchase 7,100 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 6,000 shares of common stock expiring in May, 2022; and (vii) May 2017 Warrants to purchase 58,401 shares of common stock at $0.10 per share expiring in May 2022.
(8)	Mr. Zyngier’s holdings include: (i) options to purchase 545,289 shares of common stock expiring in August, 2027 and (ii) options to purchase 500,000 shares of common stock at $0.04 expiring in April, 2029.
(9)	Mr. Carney’s holdings include: (i) options to purchase 580,930 shares of common stock at $0.83 per share expiring in January, 2022; (ii) options to purchase 580,931 shares of common stock at $1.66 per share expiring in January, 2023; (iii) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (iv) options to purchase 50,000 shares of common stock at $0.68 per share expiring in February, 2025; (v) options to purchase 248,344 shares of common stock at $0.24 per share expiring in March, 2021; (vi) options to purchase 500,000 shares of common stock at $0.16 per share expiring in August, 2019; and (vii) options to purchase 3,585,413 shares of common stock expiring in August, 2027.
(10)	Samlyn Onshore Fund, LP owns (i) 4,027,973 shares of common stock, (ii) 12,653,746 shares of common stock issuable upon conversion of the Series A Notes, (iii) options to purchase 44,097 shares of common stock at $0.06 per share expiring in August, 2027, (iv) options to purchase 136,000 shares of common stock at $0.04 expiring in April, 2029 and (v) warrants to purchase 1,101,062 shares of common stock at $0.10 per share expiring in December, 2022. The reported securities are directly owned by Samlyn Onshore Fund, LP and may be deemed to be indirectly beneficially owned by (i) Samlyn Capital, LLC as the investment manager of Samlyn Onshore Fund, LP and (ii) Samlyn Partners, LLC (“Samlyn Partners”), as the general partner of Samlyn Onshore Fund, LP. The reported securities may also be deemed to be indirectly beneficially owned by Robert Pohly as the principal of Samlyn Capital, LLC and Managing Member of Samlyn Partners. Samlyn Offshore Master Fund, Ltd. owns (i) 6,483,443 shares of common stock, (ii) 23,707,597 shares of common stock issuable upon conversion of the Series A Notes, (iii) options to purchase 129,514 shares of common stock at $0.06 per share expiring in August, 2027, (iv) options to purchase 364,000 shares of common stock at $0.04 expring in April, 2029 and (v) warrants to purchase 2,062,909 shares of common stock at $0.10 per share expiring in December, 2022. The reported securities are directly owned by Samlyn Offshore Master Fund, Ltd. and may be deemed to be indirectly beneficially owned by (i) Samlyn Capital, LLC as the investment manager of Samlyn Offshore Master Fund, Ltd., and (ii) Robert Pohly as the principal of Samlyn Capital, LLC. Samlyn Capital, LLC, Samlyn Partners and Robert Pohly disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interests therein, and this report shall not be deemed an admission that any of them are the beneficial owners of the securities for purposes of Section 16 of the Exchange Act or for any other purpose.

(11)	James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. Of the 15,248,348 shares owned by the Berylson Master Fund, L.P., 11,145,892 shares are issuable upon conversion of Series 2023 Notes owned by the Berylson Master Fund, L.P. and 1,798,095 shares are issuable upon the exercise of warrants owned by the Berylson Master Fund, L.P. Mr. Berylson may be deemed to beneficially own the 16,146,879 shares. Mr. Berylson owns and additional 1,273,000 shares. The address of Berylson Capital Partners, LLC, 200 Clarendon Street, Boston, MA 02116.
(12)	Kingdon Capital Management, LLC, 152 West 57th Street, 50th Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. M. Kingdon Offshore Mast Fund, L.P. owns (i) 17,989,384 shares through the conversion of its ownership of Series 2023 and Series A Convertible PIK Notes, (ii) options to purchase 277,777 shares of common stock at $0.12 per share and (iii) 2,082,588 shares upon the exercise of warrants at $0.10 per share. Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.

(13)	Mr. Katayama is the President of Fimatec, LTD (Japan) a producer and distributor of specialty minerals. In March, 2016 Applied Minerals, Inc. and Fimatec LTD entered into an agreement in which Fimatec LTD agreed to be the exclusive distributor of the Company’s halloysite-based DRAGONITE for the Japanese market. In June, 2016 Fimatec LTD purchase 3,333,334 units from the Company in exchange for $500,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.3 shares of the common stock of the Company with a whole share costing 3.3 warrants and $0.25. In August, 2017, SK Logistics (Singapore) PTE LTD purchased 10,000,000 million units from the Company in exchange for $400,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.25 shares of common stock of the Company exercisable at $0.04 per share. Mr. Katayama is deemed to beneficially own these shares. The address of each entity is Ochaanimizu Center Bldg, 5F 2-23-1 Kanda Awaji-cho Chiyoda-ku, Tokyo, Japan 101-0063.
(14)	Mr. Scott’s holdings include: (i) warrants to purchase 210,210 shares of common stock at $0.25 per share expiring in June 2021; (ii) warrants to purchase 625,000 shares of common stock at $0.15 per share expiring in June 2021; and (iii) options to purchase 500,000 shares of common stock at $0.04 expiring in April, 2029.
(15)	Mr. Barry is the General Counsel and Chief Compliance Officer for Samlyn Capital, LLC. In 2018 at the direction of Mr. Barry, in respect of his fees for service through September 30, 2019, the Company granted options to purchase 347,222 shares of common stock to two funds managed by his employer, Samlyn Capital, LLC. In April 2019 at the direction of Mr. Barry, with respect of his fees for service, the Company granted options to purchase options to purchase 500,000 shares of common stock at $0.04 to two funds managed by his employer, Samlyn Capital, LLC.

(16)	Executive officer.

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000.  The number of shares subject to the 2016 IP was 15,000,000.

Plans Not Approved by Stockholders

 Prior to the adoption of the 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements. As of December 31, 2019, only 4,104,653 options under such individual arrangements are outstanding.

In May and August 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000. The Company granted options to purchase 1,993,655 shares of common stock under the 2016 LTIP.

In 2017, prior to the adoption of the 2017 Incentive Plan (“2017 IP”) in August 2017, the Company granted options to purchase 870,000 shares of common stock under individual arrangements.

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company granted options to purchase 39,805,011 shares of common stock under the 2017 IP.

Equity Compensation Information

As of December 31, 2019

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,903,249	$0.59	9,996,751
Equity compensation plans not approved by security holders (2)	46,773,319	$0.17	201,334
Total	60,676,568	$0.26	10,198,085

(1)	Includes 7,140,000 options granted under the 2016 IP and 6,763,249 options granted under the 2012 LTIP.

(2)	Includes 1,993,655 options granted under the 2016 LTIP, 39,805,011 options granted under the 2017 IP and 4,974,653 options granted under individual arrangements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with Related Persons

On November 13, 2019, Overlook Investments, LLC (“Overlook”), whose managing member is Ali Zamani, who was a director of the Company during 2019 loaned $200,000 to the Company under a loan agreement. The loan was unsecured.  There was no interest rate specified in loan agreement.  Upon execution of the loan, the principal amount due was $250,000. Further details of the loan agreement are included in a Form 8-K filed on November 18, 2019. Mr. Zamani resigned as a director of the Company on April 30, 2020.

Policy on Board of Directors' Pre-Approval of Audit an Non-Audit Services of Independent Auditors

The Audit Committee has adopted a policy for the pre-approval of all audit, audit-related, tax, and other services provided by the Company’s independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services must be specifically pre-approved by the Board of Directors. The Board of Directors does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For the fiscal year ended December 31, 2019, all services provided by the Company’s independent registered public accounting firm were pre-approved by the Board of Directors.

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ (the independence standard used by the Company) are Messrs. Levy, Concha, Barry, Betz, and Zyngier. The members of the Audit Committee, Messrs. Zyngier and Betz are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey LLP (“MaloneBailey”) was selected by our Board of Directors as the Company’s independent registered public accounting firm for the years ending December 31, 2018 and 2019 and as our independent registered public accounting firm reviewed the interim financial statements for the three and nine months ended September 30, 2018 and 2019.

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

The following table presents fees for services rendered by MaloneBailey, the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2019 and 2018.

	January 1, 2019 through December 31, 2019	October 5, 2018 through December 31, 2018

Audit Fees (1)	$97,500	$67,500
Tax Fees	6,500	- 0 -

Total	$104,000	$67,500

(1)	Audit fees for the period through December 31, 2018 includes fees for the audit if the annual financial statements and the review of the financial statements for the quarter ended September 30, 2018 and a deposit for work related to the Company’s 2018 audit.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	Short Term Incentive Plan	(8)
10.6	Form of Stock Grant	(9)
10.7	2016 Long Term Incentive Plan and form of option agreement	(10)
10.8	2016 Incentive Plan and form of option agreement	(11)
10.9	Form of warrant issued in June, 2016	(12)
10.10	Form of loan agreement with Overlook Investments, LLC	*
23.1	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm	*
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of May 2020

APPLIED MINERALS, INC.

By:	/s/ MARIO CONCHA
Mario Concha
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BARRY	Director	May 29, 2020
Michael Barry

/s/ ROBERT BETZ	Director	May 29, 2020
Robert Betz

/s/ MARIO CONCHA	Director	May 29, 2020
Mario Concha

/s/ JOHN LEVY	Director	May 29, 2020
John F. Levy

/s/ GEOFFREY SCOTT	Director	May 29, 2020
Geoffrey Scott

/s/ ALEXANDRE ZYNGIER	Director	May 29, 2020
Alexandre Zyngier

