Form 10-Q
period 2020-06-29
Applied Minerals, Inc.
filed 2020-06-30
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of June 29, 2020 was 175,638,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$502,043	$52,793
Accounts receivable	54,885	78,308
Deposits and prepaid expenses	203,193	284,208
Total Current Assets	760,121	415,309

Operating lease right-of-use assets	213,255	238,151
Land	500,000	500,000

Other Assets
Deposits	335,957	335,720
Total Other Assets	335,957	335,720

TOTAL ASSETS	$1,809,333	$1,489,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,766,706	$1,693,589
PIK Note interest accrual	412,909	176,903
Current portion of notes payable ($0 and $250,000 to related party, respectively)	186,211	458,728
Current portion of operating lease liabilities	103,852	101,487
Total Current Liabilities	2,469,678	2,430,707

Long-Term Liabilities
PIK Notes payable, net of $1,370,849 and $1,464,311 debt discount, respectively	43,895,187	43,702,301
Operating lease liabilities	113,772	140,321
Total Long-Term Liabilities	44,008,959	43,842,622

TOTAL LIABILITIES	46,478,637	46,273,329

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, and 175,638,549 and 175,513,549 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	175,639	175,514
Additional paid-in capital	73,782,461	73,774,766
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(98,617,908)	(98,724,933)
Total Stockholders’ Deficit	(44,669,304)	(44,784,149)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,809,333	$1,489,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31
	2020	2019

REVENUES	$152,476	$120,527

OPERATING EXPENSES:
Production costs	219,550	225,705
Exploration costs	45,634	33,767
General and administrative	634,935	812,570

Total Operating Expenses	900,119	1,072,042

Operating Loss	(747,643)	(951,515)

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(445,587)	(392,480)
Other income (expense) , net	1,300,255	1,414
Total Other Income (Expense)	854,668	(391,066)

NET INCOME (LOSS)	$107,025	$(1,342,581)

Net Income (Loss) Per Common Share -Basic and Diluted	$0.00	$(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	175,571,241	175,513,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2019	175,513,549	$175,514	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued to note holder	125,000	125	1,125	-	-	1,250

Stock option compensation expense	-	-	6,570	-	-	6,570

Net Income	-	-	-	-	107,025	107,025

Balance, March 31, 2020	175,638,549	$175,639	$73,782,461	$(20,009,496)	$(98,617,908)	$(44,669,304)

Balance, December 31, 2018	175,513,549	$175,514	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard	-	-	-	-	(4,941,447)	(4,941,447)

Stock option compensation expense	-	-	65,323	-	-	65,323

Net Loss	-	-	-	-	(1,342,581)	(1,342,581)

Balance, March 31, 2019	175,513,549	$175,514	$73,590,973	$(20,009,496)	$(94,094,382)	$(40,337,391)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$107,025	$(1,342,581)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of discount – notes payable	497	-
Amortization of discount - PIK Notes	93,462	88,679
Amortization of deferred financing costs	5,990	22,751
Accrued interest on PIK Notes	343,048	278,402
Stock based compensation expense	6,570	65,323
Non-cash lease expense	712	1,520
Change in operating assets and liabilities:
Accounts receivable	23,423	(80,087)
Deposits and prepaids	80,778	104,971
Accounts payable and accrued liabilities	65,499	(152,780)
Net cash provided by (used in) operating activities	727,004	(1,013,802)

Cash Flows from Financing Activities:
Payments on notes payable	(315,625)	(91,009)
Proceeds from notes payable	113,750	-
Payments on insurance financing	(75,879)	-
Net cash (used in) financing activities	(277,754)	(91,009)

Net change in cash	449,250	(1,104,811)

Cash at beginning of period	52,793	2,892,340

Cash at end of period	$502,043	$1,787,529

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,069	$9,156
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Accrued PIK interest paid through issuance of PIK Notes	$107,042	$245,920
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity and ASU 2016-02, Leases	$-	$4,950,396
Stocks issued to note holders for financing cost	$1,250	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1– ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTCQB: AMNL) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company is currently selling its DRAGONITE halloysite clay product regularly to four customers. Several prospective customers are conducting either commercial-scale trials or field trials for an array of products that are expected to use DRAGONITE as a functional additive. In October 2019, the Company entered into an agreement to supply a manufacturer of cement with up to 30,000 tons AMIRON iron oxide per year over a two-year period.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTCQB under the symbol AMNL.

Status of the Company for SEC Reporting Purposes

The Company is classified as an “exploration stage” company for purposes of Industry Guide 7 of the U.S. Securities and Exchange Commission (“SEC”).

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

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The Company also provided Tintic with a Right of First Offer which expired on December 21, 2027 and can be extended to December 21, 2032 for $250,000.

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

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations

To date, COVID-19 has not had a significant financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to the Company’s ability to complete this Report on Form 10-Q, resulting in its delay, and may continue to cause a delay in the Company’s ability to complete subsequent reports in a timely manner.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the three months ended March 31, 2020, the Company’s net income was $107,025 and cash provided by operating activities was $727,004. As of March 31, 2020, the Company had current assets of $760,121 and current liabilities of $2,469,678 of which $412,909 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $314,000 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $823,000 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $132,635 of disputed or erroneously accrued expenses.

Management believes that in order for the Company to meet its obligations arising from normal business operations through June 29, 2021 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through June 29, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

NOTE 3 – BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Applied Minerals, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2019, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on May 29, 2020.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of June 29, 2020, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of March 31, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the three months ended March 31, 2020 and 2019, revenues from the Company’s largest customer accounted for 34% and 80% of total revenues, respectively. As of March 31, 2020 and 2019, amounts owed from these customers comprised 63% and 85% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at March 31, 2020 and December 31, 2019.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of March 31, 2020 and 2019.

Stock Options and Warrants

The Company follows ASC 718 (Stock Compensation) and ASU 2018-07 (Compensation – Stock Compensation), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders. Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Beginning in the quarter ended June 30, 2013 the Company began using the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company previously utilized the contractual term as the expected term.

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

The Company has posted a cash bond in the amount of 297,000 required by the Utah Department of Oil, Gas and Minerals to cover estimated reclamation costs related the Company large mining permit for its Dragon Mine property.

Recently Adopted Accounting Standards

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework

Effective January 1, 2020 the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies, and adds disclosure requirements for fair value measurements. The adoption of ASU 2018-13 had no material impact on the Company’s results.

ASU 2018-18. Collaborative Arrangements

Effective January 1, 2020 the Company adopted ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The adoption of ASU 2018-18 had no material impact on the Company’s results.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

NOTE 4 – LEASES

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Supplemental cash flow information related to leases:	Three months ended March 31, 2020

Operating cash flows paid for operating leases	$27,690
Non-cash lease expense	$712

Supplemental balance sheet information related to leases:	As of March 31, 2020

Operating lease Right-of-use assets	$213,255

Current portion of operating lease liabilities	$103,852
Long-term operating lease liabilities	113,772
Total operating lease liabilities	$217,624

Weighted average remaining operating lease term	2.0 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2020:

2020 (remaining nine months)	$85,563
2021	116,649
2022	29,376
Total lease payments	231,588
Less: imputed interest	(13,964)
Total lease liabilities	$217,624

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	March 31, 2020	December 31, 2019
Cash Bond (Mine Permit deposit)	$296,789	$296,552
Office Lease Security Deposit	39,168	39,168
Total	$335,957	$335,720

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019

Note payable against exploration rights agreement, including interest (a)	$-	$250,000
Note payable, net of $5,753 debt discount and $65,885 deferred financing costs (b)	53,361	-
Note payable to insurance companies, payable $1,732 – $24,808 monthly, (c) and (d)	132,850	208,728
	186,211	458,728
Less: Current Portion	(186,211)	(458,728)

Notes Payable, Long-Term Portion	$-	$-

(a)	On November 13, 2019, the Company entered into an agreement with a related party. Per the terms of the agreement, the Company has borrowed $250,000 against an expected annual renewal payment for an exploration license it granted as part of an Exploration Agreement with Option to Purchase entered into with Continental Minerals Claims, Inc. in December 2017, in exchange for $200,000 in cash. The loan was unsecured and paid off in February 2020. There was no interest rate specified.

(b)

On February 13, 2020, the Company entered loan agreement and issued a note in the principal amount of $125,000 (including a 5% OID). The note also bears a 5% per annum interest. The maturity date of the note is 12 months from funding date. The note is convertible at any time into the Company’s Common Stock. The initial conversion price is $.02 per share. After one hundred eighty days after the date of the note, the conversion price will be the lower of (i) $.02 or (ii) 75% multiplied by the lowest traded price of the common stock during the 20 consecutive trading day period immediately preceding the date of the respective conversion.

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

During the three months ended March 31, 2020 and 2019, the Company's interest payments totalled $2,069 and $9,156 respectively.

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; the derivative liability was revalued every quarter using Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.
Payments	Per the terms of the amendment agreement entered into on April 4, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.	Per the terms of the amendment agreement entered into on April 4, 2019, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.

As of March 31, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,004,489	$28,261,547	$45,266,036
Less: Discount	-	(1,370,849)	(1,370,849)
PIK Note Payable, Net	$17,004,489	$26,890,698	$43,895,187

As of December 31, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,901,447	$28,265,165	$45,166,612
Less: Discount	-	(1,464,311)	(1,464,311)
PIK Note Payable, Net	$16,901,447	$26,800,854	$43,702,301

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

During the three months ended March 31, 2020, the Company amortized $93,462 of debt discount relating to the Series A Notes Payable. The carrying value of the Series A Notes Payable as of March 31, 2020 was $26,890,698.

As of March 31, 2020, the Company was in compliance with the covenants of the Series A Notes.

As of March 31, 2020, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,284,784 and $4,955,681, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of March 31, 2020, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of March 31, 2020, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,347,172, $2,705,266, and $262,852, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At March 31, 2020, IBS Capital, LLC owned 13.6% of the shares of the common stock of the Company.

As of March 31, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,315,293 of principal of the Series A Notes. As of March 31, 2020, Michael Pohly, a director of the Company, was an employee of Kingdon Capital Management, LLC.

Series 2023 Notes (Amended)

In August 2013, the Company received $10,500,000 of financing through the private placement of 10% mandatory convertible Notes due 2023 ("Series 2023 Notes"). The principal amount of the Notes is due on maturity. The Company can elect to pay semi-annual interest on the Series 2023 Notes with additional PIK Notes containing the same terms as the Series 2023 Notes, except interest will accrue from issuance of such notes. The Company can also elect to pay interest in cash. In February 2020, the Company issued $107,042 in additional Series 2023 Notes to the holders to pay the semi-annual interest.

During the three months ended March 31, 2020, the Company issued additional PIK Notes of $107,042 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,004,489 as of March 31, 2020.

As of March 31, 2020, the Company was in compliance with the covenants of the Series 2023 Notes.

As of March 31, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,049,638 of principal of the Series 2023 Notes. As of March 31, 2020, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At March 31, 2020 and December 31, 2019, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with a $0.001 par value per share. At March 31, 2020 and December 31, 2019, 175,638,549 and 175,513,549 shares were issued and outstanding, respectively.

2020

During the three months ended March 31, 2020, 125,000 shares were issued at a price of $0.01 per share to note holders as financing cost.

2019

During the three months ended March 31, 2019, there were no activities.

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the three months ended March 31, 2020:

Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2020	26,688,373	$0.15
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at March 31, 2020	26,688,373	$0.15

At March 31, 2020, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at March 31, 2020 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	1.08	$1.15
$0.25	3,283,283	1.24	$0.25
$0.04	2,068,750	2.43	$0.04
$0.10	11,000,000	2.70	$0.10
$0.15	9,875,000	1.23	$0.15
	26,688,373	1.93	$0.15

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the three months ended March 31, 2020.

A summary of the status and changes of the options granted under stock option plans and other agreements for the three months ended March 31, 2020:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2019	60,676,568	$0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2020	60,676,568	$0.26

A summary of the status of the options outstanding at March 31, 2020 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	42,403,623	7.43	$0.06	34,861,956	7.42	$0.06
$0.10 - $0.84	13,330,885	2.68	0.42	13,330,885	2.68	0.42
$1.10 - $1.90	4,942,060	2.47	1.63	4,942,060	2.47	1.63

	60,676,568	5.98	$0.26	53,134,901	5.77	$0.29

Compensation expense of $6,570 and $65,323 was recognized for vested options for the three months ended March 31, 2020 and 2019, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2020 was $0. At March 31, 2020, (i) $27,466 of unamortized compensation expense for time-based unvested options will be recognized over the next 1.15 years on a weighted average basis; (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At March 31, 2020, management, based on its financial expectations for 2020, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 10 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At March 31, 2020, the weighted average shares outstanding excluded options to purchase 60,676,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 99,475,033, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At March 31, 2019, the weighted average shares outstanding excluded options to purchase 55,526,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 98,265,956, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

NOTE 11 – SUBSEQUENT EVENT

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2019. There have been no material changes in our critical accounting policies and estimates during the three-month period ended March 31, 2020 compared to the disclosures on Form 10-K for the year ended December 31, 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2020	2019	$	%

REVENUES	$152,476	$120,527	$31,949	27%

OPERATING EXPENSES:
Production costs	219,550	225,705	(6,155)	(3)%
Exploration costs	45,634	33,767	11,867	35%
General and administrative	634,935	812,570	(177,635)	(22)%

Total Operating Expenses	900,119	1,072,042	(171,923)	(16)%
Operating Loss	(747,643)	(951,515)	(203,872)	(21)%

OTHER (EXPENSE) INCOME:
Interest expense, net, including amortization of deferred financing cost and debt discount	(445,587)	(392,480)	53,107	14%

Other income (expense), net	1,300,255	1,414	1,298,841	91856%

Total Other Income (Expense)	854,668	(391,066)	1,245,734	319%

NET INCOME (LOSS)	$107,025	$(1,342,581)	$1,449,606	108%

Revenue for the three months ended March 31, 2020 totalled $152,476, an increase of $31,949 or 27%, compared to the same period in 2019. Sales of DRAGONITE halloysite clay totaled $100,135 for the three months ended March 31, 2020, a decline of $20,392, or 17%, compared to the same period in 2019. Sales of AMIRON iron oxide totaled $52,116 for the three months ended March 31, 2020 compared to $0 sales for the comparable period in 2019. The decline in the sale of DRAGONITE halloysite clay was driven primarily by the absence of $96,000 sales to a manufacturer of molecular sieves, partially offset by a sale of $39,900 of DRAGONITE-filled masterbatch to a manufacturer of plastic lawn and garden products and a sale of $34,200 to a manufactuer of advanced oil field proppant technology. The increase in sales of AMIRON iron oxide was due to the sale of our iron oxide product to a large manufacturer of cement.

Total operating expenses for the three months ended March 31, 2020 totalled $900,119, a decrease of $171,923, or 16%, compared to the same period in 2019. The decline was driven primarily by a $177,635, or 22%, decline in general and administrative costs and a $6,155, or 3% decline in production costs offset by a $11,867 or 35% increase in exploration costs.

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

Production costs incurred during the three months ended March 31, 2020 were $219,550, a decrease of $6,155, or 3%, compared to the same period in 2019.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended March 31, 2020 were $45,634, a $11,867, or 35%, increase compared to the same period in 2019. The increase was driven primarily by a $13,526 increase in wages due to an increase in the utilization of the Company’s lab technician, partially offset by a $1,798 decline in health insurance expense.

General and administrative expenses incurred during the three months ended March 31, 2020 totalled $634,935, a decrease of $177,635, or 22%, when compared to the same period in 2019. The decline in general and administrative expense was driven primarily by a $42,781 decline in wages due to lower CEO salary, a $58,753 decline in stock-based compensation expense due to a decline in option granted to employees and consultants, a $38,100 decline in professional fees due to change in independent accounting firm and less legal services, a $22,572 decline in travel and entertainment expenses, and a $15,294 decline in employee-related insurance expenses.

Operating loss incurred during the three months ended March 31, 2020 was $747,643, a $203,872, or 21%, decrease when compared to the same period in 2019. The decrease was primarily driven by a $31,949 increase in revenue, a $6,155 decrease in production cost and a $177,635 decrease in general and administrative expense offset by a $11,867 increase in production costs when compared to the same period in 2019.

Total Other Income was $854,668 for the three months ended March 31, 2020 compared to Total Other Expense of $391,066. The $1,245,734 increase in Total Other Income was due primarily to the $1,300,000 income from an exploration agreement, partially offset by a $53,107 increase in interest expense when compared to the same period in 2019.

Net Income for the three-month period ending March 31, 2020 was $107,025, an increase of $1,449,606, or 108%, when compared to the same period in 2019. The increase was primarily driven by the increase of $1,245,734 in other income, related primarily to the exploration agreement income realized during the three months ended March 31, 2020, and a $203,872 decline in operating loss for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the three months ended March 31, 2020, the Company’s net income was $107,025 and cash provided by operating activities was $727,004. As of March 31, 2020, the Company had current assets of $760,121 and current liabilities of $2,469,678 of which $412,909 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $314,000 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $823,000 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $132,635 of disputed or erroneously accrued expenses.

Management believes that in order for the Company to meet its obligations arising from normal business operations through June 29, 2021 it may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through June 29, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash provided by operating activities during the three months ended March 31, 2020 was $727,004 compared to $1,013,802 used during the same period in 2019. The $1,740,806 increase in cash provided during the period was due primarily to a $31,949 increase in revenue and $1,300,000 increase in exploration agreement revenue. Cash provided by operating activities during 2020 before adjusting for changes in operating assets and liabilities was $557,304, an increase of $1,443,210 when compared to the same period in 2019.

Cash used in financing activities during the three months ended March 31, 2020 was $277,754 compared to $91,009 during the same period in 2019. The $186,745 increase in cash used during the period was due primarily to a $300,495 increase in payments on notes payable and insurance financing offset by $113,750 proceeds from notes issued during March 31, 2020.

Total assets at March 31, 2020 were $1,809,333 compared to $1,489,180 at December 31, 2019, increase of $320,153 due primarily to an increase in the Company cash balance resulting from cash provided by operations and cash used in financing activities. Total liabilities were $46,478,637 compared to $46,273,329 at December 31, 2019. The increase of $205,308 in total liabilities was due primarily to the increase in accounts payable results from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, proceeds from issuance of notes payable and offset by repayment of notes payable to related party.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2019 Annual Report on Form 10-K.

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

APPLIED MINERALS, INC.

Dated: June 29, 2020	/s/ MARIO CONCHA
By: Mario Concha
Chief Executive Officer

Dated: June 29, 2020	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

