Form 10-Q
period 2020-06-30
Applied Minerals, Inc.
filed 2020-08-14
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 14, 2020 was 175,638,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$229,337	$52,793
Accounts receivable	86,125	78,308
Deposits and prepaid expenses	113,314	284,208
Total Current Assets	428,776	415,309

Operating lease right-of-use assets	187,991	238,151
Land	500,000	500,000

Other Assets
Deposits	336,051	335,720
Total Other Assets	336,051	335,720

TOTAL ASSETS	$1,452,818	$1,489,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,224,921	$1,693,589
Paycheck Protection Program Loan	223,075	-
PIK Note interest accrual	362,483	176,903
Current portion of notes payable ($0 and $250,000 to related party, respectively)	125,521	458,728
Current portion of operating lease liabilities	106,276	101,487
Total Current Liabilities	3,042,276	2,430,707

Long-Term Liabilities
PIK Notes payable, net of $1,276,152 and $1,464,311 debt discount, respectively	44,373,252	43,702,301
Operating lease liabilities	85,965	140,321
Total Long-Term Liabilities	44,459,217	43,842,622

TOTAL LIABILITIES	47,501,493	46,273,329

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized, and 175,638,549 and 175,513,549 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	175,639	175,514
Additional paid-in capital	73,786,404	73,774,766
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(100,001,222)	(98,724,933)
Total Stockholders’ Deficit	(46,048,675)	(44,784,149)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,452,818	$1,489,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2020	2019	2020	2019

REVENUES	$143,593	$218,936	$296,069	$339,463

OPERATING EXPENSES:
Production costs	230,488	219,453	450,038	445,158
Exploration costs	42,045	43,829	87,679	77,596
General and administrative	800,187	1,118,111	1,435,122	1,930,681

Total Operating Expenses	1,072,720	1,381,393	1,972,839	2,453,435

Operating Loss	(929,127)	(1,162,457)	(1,676,770)	(2,113,972)

OTHER INCOME (EXPENSES):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(454,281)	(531,371)	(899,868)	(923,851)
Other income, net	94	953	1,300,349	2,367
Total Other Income (Expenses)	(454,187)	(530,418)	400,481	(921,484)

NET LOSS	$(1,383,314)	$(1,692,875)	$(1,276,289)	$(3,035,456)

Net Loss Per Common Share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding (Basic and Diluted)	175,638,549	175,513,549	175,604,895	175,513,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, March 31, 2020	175,638,549	$175,639	$73,782,461	$(20,009,496)	$(98,617,908)	$(44,669,304)

Stock option compensation expense	-	-	3,943	-	-	3,943

Net Loss	-	-	-	-	(1,383,314)	(1,383,314)

Balance, June 30, 2020	175,638,549	$175,639	$73,786,404	$(20,009,496)	$(100,001,222)	$(46,048,675)

Balance, March 31, 2019	175,513,549	$175,514	$73,590,973	$(20,009,496)	$(94,094,382)	$(40,337,391)

Stock option compensation expense	-	-	139,215	-	-	139,215

Net Loss	-	-	-	-	(1,692,875)	(1,692,875)

Balance, June 30, 2019	175,513,549	$175,514	$73,730,188	$(20,009,496)	$(95,787,257)	$(41,891,051)

	Six Months Ended
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2019	175,513,549	$175,514	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued to note holder	125,000	125	1,125	-	-	1,250

Stock option compensation expense	-	-	10,513	-	-	10,513

Net Income	-	-	-	-	(1,276,289)	(1,276,289)

Balance, June 30, 2020	175,638,549	$175,639	$73,786,404	$(20,009,496)	$(100,001,222)	$(46,048,675)

Balance, December 31, 2018	175,513,549	$175,514	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard	-	-	-	-	(4,941,447)	(4,941,447)

Stock option compensation expense	-	-	204,538	-	-	204,538

Net Loss	-	-	-	-	(3,035,456)	(3,035,456)

Balance, June 30, 2019	175,513,549	$175,514	$73,730,188	$(20,009,496)	$(95,787,257)	$(41,891,051)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(1,276,289)	$(3,035,456)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of discount – notes payable	2,013	-
Amortization of discount - PIK Notes	188,159	178,531
Amortization of deferred financing costs	23,960	45,503
Accrued interest on PIK Notes	680,297	695,646
Stock based compensation expense	10,513	204,538
Non-cash lease expense	593	2,231
Change in operating assets and liabilities:
Accounts receivable	(7,817)	20,526
Deposits and prepaids	170,563	232,184
Accounts payable and accrued liabilities	519,407	83,971
Deferred revenue	-	1,320
Net cash provided by (used in) operating activities	311,399	(1,571,006)

Cash Flows from Financing Activities:
Proceeds from notes payable	113,750	-
Proceeds from Paycheck Protection Program Loan	223,075	-
Payments on notes payable	(315,625)	(182,901)
Payments on PIK notes	-	(341,640)
Payments on insurance financing	(156,055)	-
Net cash (used in) financing activities	(134,855)	(524,541)

Net change in cash	176,544	(2,095,547)

Cash at beginning of period	52,793	2,892,340

Cash at end of period	$229,337	$796,793

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,358	$10,680
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of right to use assets and liabilities	$-	$289,102
Accrued PIK interest paid through issuance of PIK Notes	$494,717	$737,116
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity and ASU 2016-02, Leases	$-	$4,950,396
Common stock issued to note holders for financing cost	$1,250	$-

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

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations

To date, COVID-19 has not had a significant financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 may present difficulties to the Company’s ability to complete subsequent reports in a timely manner.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2020, the Company’s net loss was $1,276,289 and cash provided by operating activities was $311,399. As of June 30, 2020, the Company had current assets of $428,776 and current liabilities of $3,042,276 of which $362,483 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $438,477 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $960,811 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $132,635 of disputed or erroneously accrued expenses and (v) $223,075 of PPP Funding payable which the Company expects to be forgiven by the U.S. Treasury.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 14, 2021 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 14, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2019, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on May 29, 2020.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of August 14, 2020, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of June 30, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the six months ended June 30, 2020 and 2019, revenues from the Company’s largest customer accounted for 49.2% and 84.9% of total revenues, respectively. As of June 30, 2020 and 2019, amounts owed from these customers comprised 84.8% and 0% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at June 30, 2020 and December 31, 2019.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of June 30, 2020 and 2019.

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

Supplemental cash flow information related to leases:	Three months ended June 30, 2020	Six months ended June 30, 2020

Operating cash flows paid for operating leases	$28,521	$56,211
Non-cash lease expense	$(119)	$593

Supplemental balance sheet information related to leases:	As of June 30, 2020

Operating lease Right-of-use assets	$187,991

Current portion of operating lease liabilities	$106,276
Long-term operating lease liabilities	85,965
Total operating lease liabilities	$192,241

Weighted average remaining operating lease term	1.75 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2020:

2020 (remaining six months)	$57,042
2021	116,649
2022	29,376
Total lease payments	203,067
Less: imputed interest	(10,826)
Total lease liabilities	$192,241

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	June 30, 2020	December 31, 2019
Cash Bond (Mine Permit deposit)	$296,883	$296,552
Office Lease Security Deposit	39,168	39,168
Total	$336,051	$335,720

NOTE 6 - NOTES PAYABLE

Notes payable at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019

Note payable against exploration rights agreement, including interest (a)	$-	$250,000
Note payable, net of $4,237 debt discount and $47,917 deferred financing costs (b)	72,846	-
Note payable to insurance companies, payable $1,732 – $24,808 monthly, (c) and (d)	52,675	208,728
	125,521	458,728
Less: Current Portion	(125,521)	(458,728)

Notes Payable, Long-Term Portion	$-	$-

(a)	On November 13, 2019, the Company entered into an agreement with a related party. Per the terms of the agreement, the Company has borrowed $250,000 against an expected annual renewal payment for an exploration license it granted as part of an Exploration Agreement with Option to Purchase entered into with Continental Minerals Claims, Inc. in December 2017, in exchange for $200,000 in cash. The loan was unsecured and paid off in February 2020. There was no interest rate specified.

(b)	On February 13, 2020, the Company entered into a secured loan agreement and issued a note in the principal amount of $125,000 (including a 5% OID). The note also bears a 5% per annum interest. The maturity date of the note is 12 months from funding date. The note is convertible at any time into the Company’s Common Stock. The initial conversion price is $.02 per share. After one hundred eighty days after the date of the note, the conversion price will be the lower of (i) $.02 or (ii) 75% multiplied by the lowest traded price of the common stock during the 20 consecutive trading day period immediately preceding the date of the respective conversion.

(c)	On October 2019, the Company signed a note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installment payments which started on November 17, 2019.

(d)	On October 2019, the Company signed a note payable with interest rate of 7.04% with an insurance company for liability insurance, payable in 10 monthly installment which started on November 17, 2019.

During the three months ended June 30, 2020 and 2019, the Company's interest payments totaled $1,288 and $1,524, respectively. During the six months ended June 30, 2020 and 2019, the Company’s interest payments totaled $3,358 and $10,680, respectively.

NOTE 7 – PAYCHECK PROTECTION PROGRAM LOAN

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/downround protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; the derivative liability was revalued every quarter using Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.
Payments	Per the terms of the amendment agreement entered into on April 4, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.	Per the terms of the amendment agreement entered into on April 4, 2019, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.

As of June 30, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,001,793	$28,647,611	$45,649,404
Less: Discount	-	(1,276,152)	(1,276,152)
PIK Note Payable, Net	$17,001,793	$27,371,459	$44,373,252

As of December 31, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,901,447	$28,265,165	$45,166,612
Less: Discount	-	(1,464,311)	(1,464,311)
PIK Note Payable, Net	$16,901,447	$26,800,854	$43,702,301

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

During the six months ended June 30, 2020, the Company amortized $212,116 of debt discount and deferred financing cost relating to the Series A Notes Payable and issued additional PIK Notes of $387,675 in lieu of cash interest payments. The carrying value of the Series A Notes Payable as of June 30, 2020 was $27,371,459.

As of June 30, 2020, the Company was in compliance with the covenants of the Series A Notes.

As of June 30, 2020, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,413,224 and $5,024,235, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of June 30, 2020, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of June 30, 2020, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,365,808, $2,742,689 and $263,159, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At June 30, 2020, IBS Capital, LLC owned 13.6% of the shares of the common stock of the Company.

As of June 30, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,374,988 of principal of the Series A Notes.

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

During the six months ended June 30, 2020, the Company issued additional PIK Notes of $107,042 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,001,793 as of June 30, 2020.

As of June 30, 2020, the Company was in compliance with the covenants of the Series 2023 Notes.

As of June 30, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,049,638 of principal of the Series 2023 Notes.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At June 30, 2020 and December 31, 2019, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with a $0.001 par value per share. At June 30, 2020 and December 31, 2019, 175,638,549 and 175,513,549 shares were issued and outstanding, respectively.

2020

During the six months ended June 30, 2020, 125,000 shares were issued at a price of $0.01 per share to note holders as financing cost.

2019

During the six months ended June 30, 2019, there were no activities.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the six months ended June 30, 2020:

Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2020	26,688,373	$0.15
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at June 30, 2020	26,688,373	$0.15

At June 30, 2020, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at June 30, 2020 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	0.83	$1.15
$0.25	3,283,283	0.99	$0.25
$0.04	2,068,750	2.18	$0.04
$0.10	11,000,000	2.45	$0.10
$0.15	9,875,000	0.98	$0.15
	26,688,373	1.68	$0.15

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the six months ended June 30, 2020.

A summary of the status and changes of the options granted under stock option plans and other agreements during the six months ended June 30, 2020:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2019	60,676,568	$0.26
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2020	60,676,568	$0.26

A summary of the status of the options outstanding at June 30, 2020 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	42,403,623	7.18	$0.06	34,861,956	7.17	$0.06
$0.10 - $0.84	13,330,885	2.43	0.42	13,330,885	2.43	0.42
$1.10 - $1.90	4,942,060	2.22	1.63	4,942,060	2.22	1.63

	60,676,568	5.73	$0.26	53,134,901	5.52	$0.29

Compensation expense of $3,943 and $10,513 was recognized for vested options for the three and six months ended June 30, 2020. The aggregate intrinsic value of the outstanding options at June 30, 2020 was $0. At June 30, 2020, (i) $23,523 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.98 years on a weighted average basis; (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At June 30, 2020, management, based on its financial expectations for 2020, did not consider the vesting of the remaining 25% of the option grant to be probable.

NOTE 11 - PER SHARE DATA

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding under the treasury method and the average market price per share during the year as well as the conversion of notes. At June 30, 2020, the weighted average shares outstanding excluded options to purchase 60,676,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 99,475,033, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. At June 30, 2019, the weighted average shares outstanding excluded options to purchase 59,526,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 98,237,813, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2019. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2020 compared to the disclosures on Form 10-K for the year ended December 31, 2019.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2020	2019	$	%

REVENUES	$143,593	$218,936	$(75,343)	(34)%

OPERATING EXPENSES:
Production costs	230,488	219,453	11,034	5%
Exploration costs	42,045	43,829	(1,784)	(4)%
General and administrative	800,187	1,118,111	(317,924)	(28)%

Total Operating Expenses	1,072,720	1,381,393	(308,674)	(22)%
Operating Loss	(929,127)	(1,162,457)	(233,331)	(20)%
OTHER (EXPENSE) INCOME:
Interest expense, net, including amortization of deferred financing cost and debt discount	(454,281)	(531,371)	(77,090)	(15)%
Other income, net	94	953	(859)	(90)%

Total Other (Expense) Income	(454,187)	(530,418)	(76,231)	(14)%

NET LOSS	$(1,383,314)	$(1,692,875)	$(309,562)	(18)%

Revenue for the three months ended June 30, 2020 totaled $143,593, a decrease of $75,343 or 34%, compared to the same period in 2019. The decline was driven primarily by the absence of sales of DRAGONITE halloysite clay totaling $192,000 to a manufacturer of specialty molecular sieves, partially offset by sales of AMIRON totaling $93,611 to a cement producer and sales of DRAGONITE halloysite clay totaling $19,000 to a manufacturer of oil field products.

Sales of DRAGONITE halloysite clay during the period totaled $49,982, a decline of 78%, when compared to the same period in 2019. The decline in sales of DRAGONITE halloysite clay was driven primarily by the absence of sales totaling $192,000 to a manufacturer of specialty molecular sieves, partially offset by sales totaling $19,000 to a manufacturer of oil field products. Sales of AMIRON during the period totaled $93,611, an increase of 100% when compared to the same period in 2019. The increase was due solely to the existence of a new customer for AMIRON.

Total operating expenses for the three months ended June 30, 2020 totaled $1,072,719, a decrease of $308,674, or 22%, compared to the same period in 2019. The decline was driven primarily by a $317,924, or 28%, decline in general and administrative costs, partially offset by a $11,034, or 5%, increase in production costs.

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

Production costs incurred during the three months ended June 30, 2020 were $230,487, an increase of $11,034, or 5%, compared to the same period in 2019. The increase was driven primarily by an increase of $85,518 in payroll expense, an increase of $6,430 in worker’s compensation expense, an increase of $9,908 in hauling expense, an increase of $43,533 in utilities, and an increase of $7,589 in equipment rental, partially offset by a decrease of $16,042 in freight expense, and a decrease of $6,194 in health insurance.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended June 30, 2020 were $42,045, an $1,784, or 4%, decline compared to the same period in 2019. The decline was due to a general reduction in non-production-related wage, healthcare, and tax expenses at the Dragon Mine.

General and administrative expenses incurred during the three months ended June 30, 2020 totaled $800,187, an $317,924, or 28%, decline when compared to the same period in 2019. The decrease was due primarily to a decline of $114,284 in payroll expense, a decline of $31,317 in travel and entertainment related to a decrease in customer visits, a decrease of $3,530 in D&O expense, a decrease of $135,272 in equity-based compensation related primarily to an annual grant of options to directors, a decrease of $29,189 in director expense and a decrease of $5,347 in healthcare insurance expense related primarily to a decline in headcount.

Operating loss incurred during the three months ended June 30, 2020 was $929,126, a $233,331, or 20%, decrease when compared to the same period in 2019. The decline was driven primarily by a $317,924 decrease in general and administrative expense, offset by a $75,343 decrease in revenue and a $11,034 increase in production costs when compared to the same period in 2019.

Total Other Expense was $454,187 for the three months ended June 30, 2020 compared to Total Other Expense of $530,418 in same period in 2019. The $76,231 decline in Total Other Expense was due primarily to a $79,994 decrease in PIK Note interest expense, partially offset by a $4,845 increase in PIK Note Discount amortization expense, when compare to the same period in 2019.

Net Loss for the three-month period ending June 30, 2020 was $1,383,313, a decline of $309,562, or 18%, when compared to the same period in 2019. The decrease was primarily driven by a $233,331 decline in operating loss and $76,231 decrease in Total Other Expense.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2020	2019	$	%

REVENUES	$296,069	$339,463	$(43,394)	(13)%

OPERATING EXPENSES:
Production costs	450,038	445,158	4,880	1%
Exploration costs	87,679	77,596	10,083	13%
General and administrative	1,435,122	1,930,681	(495,559)	(26)%

Total Operating Expenses	1,972,839	2,453,435	(480,596)	(20)%
Operating Loss	(1,676,770)	(2,113,972)	(437,202)	(21)%

OTHER INCOME(EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(899,868)	(923,851)	(23,983)	(3)%
Other income, net	1,300,349	2,367	1,297,982	54,837%

Total Other Income (Expense)	400,481	(921,484)	1,321,965	143%

NET LOSS	$(1,276,289)	$(3,035,456)	$(1,759,167)	(173)%

Revenue for the six months ended June 30, 2020 totaled $296,069, a decrease of $43,394, or 13%, compared to the same period in 2019. The decrease was driven primarily the absence of sales of DRAGONITE halloysite clay totaling $288,000 to a manufacturer of specialty molecular sieves, partially offset by sales of AMIRON totaling $145,727 to a cement company and DRAGONITE sales totaling $93,100 to an oilfield products manufacturer and a manufacturer of plastic lawn care products.

Sales of DRAGONITE during the period totaled $150,117, a decrease of 56.3% compared to the same period in 2019. The decrease was driven primarily by the absence of sales totaling $288,000 to a manufacturer of specialty molecular sieves, partially offset by sales totaling $53,200 to an oilfield products manufacturer and sales of $39,900 to a manufacturer of plastic lawn care products. Sale of AMIRON during the period totaled $145,727, a 100% increase compared to the same period in 2019. The increase was due solely to the existence of a new customer for AMIRON.

Total operating expenses for the six months ended June 30, 2020 totaled $1,972,839, a decrease of $480,596, or 20%, compared to the same period in 2019. The decline was driven primarily by a $495,559, or 26%, decline in general and administrative costs, partially offset by an increase of $10,083 or 13% in exploration costs.

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

Production costs incurred during the six months ended June 30, 2020 were $450,038, an increase of $4,880, or 1%, compared to the same period in 2019. The increase was driven primarily by a $10,756 increase in hauling expense, a $7,750 increase in safety expense, a $17,384 increase in explosive expense and $14,958 increase in utilities, partially offset by a decrease of $22,678 in freight and shipping expense and a decrease of $21,497 in payroll expenses.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the six months ended June 30, 2020 were $87,679, a $10,083, or 13%, increase compared to the same period in 2019. The increase was due to a general increase in payroll related expenses at the Dragon Mine.

General and administrative expenses incurred during the six months ended June 30, 2020 totaled $1,435,122, a decline of $495,559, or 26%, when compared to the same period in 2019. The decline was driven primarily by a decrease in payroll expenses totaling $157,065, a decline in option expense totaling $194,035, a decline in travel and related expense of $53,889, a decline in dues and subscription fees totaling $11,654, a decline in insurance expense totaling $23,106, a decline in consulting fees totaling $34,617 and a decline in director fees totaling $24,189.

Operating loss incurred during the six months ended June 30, 2020 was $1,676,770, a $437,202, or 21%, decrease when compared to the same period in 2019. The decline was driven by a $495,559 decline in general and administrative expense, a $43,394 decline in revenue and a $10,083 increase in exploration costs when compared to the same period in 2019.

Total Other Income for the six months ended June 30, 2020 was $400,481, an increase of $1,321,965, or 143%, when compared to the same period in 2019. The increase was driven primarily to the $1,300,000 income from an exploration agreement and a $23,983 decrease in interest expense when compared to the same period in 2019.

Net Loss for the six-month period ending June 30, 2020 was $1,276,289, a decline of $1,759,167, or 173%, when compared to the same period in 2019. The decline was driven by an $1,321,965 increase in Total Other Income and a $437,202 decline in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the six months ended June 30, 2020, the Company’s net loss was $1,276,289 and cash provided by operating activities was $311,399. As of June 30, 2020, the Company had current assets of $428,776 and current liabilities of $3,042,276 of which $362,483 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $438,477 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $960,811 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $132,635 of disputed or erroneously accrued expenses and (v) $223,075 of PPP Funding payable which the Company expected to be forgiven by the U.S. government.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 14, 2021 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 14, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash provided by operating activities during the six months ended June 30, 2020 was $311,399 compared to $1,571,006 used during the same period in 2019. The $1,882,405 increase in cash provided during the period was due primarily to a $1,300,000 increase in exploration agreement revenue and a $435,436 increase in accounts payable results from cash management. Cash used in operating activities during 2020 before adjusting for changes in operating assets and liabilities was $370,754, $1,538,253 less than the comparable period in 2019.

Cash used in financing activities during the six months ended June 30, 2020 was $134,855 compared to $524,541 provided during the same period in 2019. The $389,686 decrease in cash used during the period was due primarily to $113,750 of proceeds from notes issued and $223,075 of proceeds from the Paycheck Protection Program Loan.

Total assets at June 30, 2020 were $1,452,818 compared to $1,489,180 at December 31, 2019, a decrease of $36,362 due primarily to decrease in the Company operating lease right-of-use assets. Total liabilities were $47,501,493 compared to $46,273,329 at December 31, 2019. The increase of $1,228,164 in total liabilities was due primarily to the increase in Payroll Protection Program Loan, increase in accounts payable results from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, proceeds from issuance of notes payable and offset by repayment of notes payable to related party.

ISSUANCE OF CONVERTIBLE DEBT

For information with respect to issuance of convertible debt, see Note 8 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

During the six months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED MINERALS, INC.

Dated: August 14, 2020	/s/ MARIO CONCHA
By: Mario Concha
Chief Executive Officer

Dated: August 14, 2020	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

