Form 10-Q
period 2020-11-16
Applied Minerals, Inc.
filed 2020-11-17
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

55 Washington Street - Suite 301, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 16, 2020 was 175,638,549.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$73,917	$52,793
Accounts receivable	121,783	78,308
Deposits and prepaid expenses	23,435	284,208
Total Current Assets	219,135	415,309

Operating lease right-of-use assets	162,344	238,151
Land	500,000	500,000

Other Assets
Deposits	336,122	335,720
Total Other Assets	336,122	335,720

TOTAL ASSETS	$1,217,601	$1,489,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,681,280	$1,693,589
Paycheck Protection Program Loan	223,075	-
PIK Note interest accrual	452,572	176,903
Current portion of notes payable ($0 and $250,000 to related party, respectively)	59,370	458,728
Current portion of operating lease liabilities	108,738	101,487
Total Current Liabilities	3,525,035	2,430,707

Long-Term Liabilities
PIK Notes payable, net of $1,180,204 and $1,464,311 debt discount, respectively	44,718,396	43,702,301
Operating lease liabilities	57,737	140,321
Total Long-Term Liabilities	44,776,133	43,842,622

TOTAL LIABILITIES	48,301,168	46,273,329

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 128,000 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	128	-
Common stock, $0.001 par value, 700,000,000 shares authorized, and 175,638,549 and 175,513,549 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (290,390,539 reserved in Treasury)	175,639	175,514
Additional paid-in capital	73,915,175	73,774,766
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(101,165,013)	(98,724,933)
Total Stockholders’ Deficit	(47,083,567)	(44,784,149)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,217,601	$1,489,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2020	2019	2020	2019

REVENUES	$222,204	$45,102	$518,272	$384,565

OPERATING EXPENSES:
Production costs	396,301	216,081	846,338	661,239
Exploration costs	56,909	49,062	144,588	126,658
General and administrative	501,178	705,847	1,936,301	2,636,528

Total Operating Expenses	954,388	970,990	2,927,227	3,424,425

Operating Loss	(732,184)	(925,888)	(2,408,955)	(3,039,860)

OTHER INCOME (EXPENSES):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(463,462)	(420,799)	(1,363,330)	(1,344,650)
Change in fair value	(23,000)	-	(23,000)	-
Other income, net	54,855	596	1,355,205	2,963
Total Other Income (Expenses)	(431,607)	(420,203)	(31,125)	(1,341,687)

NET LOSS	(1,163,791)	(1,346,091)	(2,440,080)	(4,381,547)

Deemed dividend on Series B Convertible preferred stock	(23,187)	-	(23,187)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,186,978)	$(1,346,091)	$(2,463,267)	$(4,381,547)

Net Loss Per Common Share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding (Basic and Diluted)	175,638,549	175,513,549	175,616,195	175,513,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, June 30, 2020	175,638,549	$175,639	-	-	$73,786,404	$(20,009,496)	$(100,001,222)	$(46,048,675)

Shares issued in private placement	-	-	128,000	$128	124,872	-	-	125,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	23,187	-	-	23,187

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(23,187)	-	-	(23,187)

Stock option compensation expense	-	-	-	-	3,899	-	-	3,899

Net Loss	-	-	-	-	-	-	(1,163,791)	(1,163,791)

Balance, September 30, 2020	175,638,549	$175,639	128,000	$128	$73,915,175	$(20,009,496)	$(101,165,013)	$(47,083,567)

Balance, June 30, 2019	175,513,549	$175,514	-	$-	$73,730,188	$(20,009,496)	$(95,787,257)	$(41,891,051)

Stock option compensation expense	-	-	-	-	6,570	-	-	6,570

Net Loss	-	-	-	-	-	-	(1,346,091)	(1,346,091)

Balance, September 30, 2019	175,513,549	$175,514	-	$-	$73,736,758	$(20,009,496)	$(97,133,348)	$(43,230,572)

	Nine Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2019	175,513,549	$175,514	-	-	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued to note holder	125,000	125	-	-	1,125	-	-	1,250

Shares issued in private placement	-	-	128,000	$128	124,872	-	-	125,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	23,187	-	-	23,187

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(23,187)	-	-	(23,187)

Stock option compensation expense	-	-	-	-	14,412	-	-	14,412

Net Loss	-	-	-	-	-	-	(2,440,080)	(2,440,080)

Balance, September 30, 2020	175,638,549	$175,639	128,000	$128	$73,915,175	$(20,009,496)	$(101,165,013)	$(47,083,567)

Balance, December 31, 2018	175,513,549	$175,514	-	$-	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard	-	-	-	-	-	-	(4,941,447)	(4,941,447)

Stock option compensation expense	-	-	-	-	211,108	-	-	211,108

Net Loss	-	-	-	-	-	-	(4,381,547)	(4,381,547)

Balance, September 30, 2019	175,513,549	$175,514	-	$-	$73,736,758	$(20,009,496)	$(97,133,348)	$(43,230,572)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(2,440,080)	$(4,381,547)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of discount – notes payable	3,568	-
Amortization of discount - PIK Notes	284,107	269,570
Amortization of deferred financing costs	41,930	68,255
Accrued interest on PIK Notes	1,026,249	1,002,273
Stock based compensation expense	14,412	211,108
Non-cash lease expense	474	2,944
Change in fair value	23,000	-
Change in operating assets and liabilities:
Accounts receivable	(43,475)	17,243
Deposits and prepaids	260,371	338,898
Accounts payable and accrued liabilities	969,099	389,460
Net cash provided by (used in) operating activities	139,655	(2,081,796)

Cash Flows from Financing Activities:
Proceeds from notes payable	113,750	-
Proceeds from Paycheck Protection Program Loan	223,075	-
Proceeds from Private Placement	125,000	-
Payments on notes payable	(371,625)	(246,496)
Payments on PIK notes	-	(356,568)
Payments on insurance financing	(208,731)	-
Net cash (used in) financing activities	(118,531)	(603,064)

Net change in cash	21,124	(2,684,860)

Cash at beginning of period	52,793	2,892,340

Cash at end of period	$73,917	$207,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,739	$11,057
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of right to use assets and liabilities	$-	$265,632
Accrued PIK interest paid through issuance of PIK Notes	$750,580	$1,170,495
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity and ASU 2016-02, Leases	$-	$4,941,447
Deemed dividend on Convertible Series B Preferred Stock	$23,187
Common stock issued to note holders for financing cost	$1,250	$-

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

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the nine months ended September 30, 2020, the Company’s net loss was $2,440,080 and cash provided by operating activities was $139,655. As of September 30, 2020, the Company had current assets of $219,135 and current liabilities of $3,525,035 of which $452,572 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $608,678 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $1,050,811 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $132,635 of disputed or erroneously accrued expenses and (v) $223,075 of PPP Funding payable which the Company expects to be forgiven by the U.S. Treasury.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 16, 2021 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 16, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2019, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on May 29, 2020.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of November 16, 2020, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of September 30, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the nine months ended September 30, 2020 and 2019, revenues from the Company’s largest customer accounted for 45% and 14% of total revenues, respectively. As of September 30, 2020 and 2019, amounts owed from these customers comprised 29% and 35% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at September 30, 2020 and December 31, 2019.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of September 30, 2020 and 2019.

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

Note payable- convertible

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

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

Supplemental cash flow information related to leases:	Three months ended September 30, 2020	Nine months ended September 30, 2020

Operating cash flows paid for operating leases	$28,521	$84,732
Non-cash lease expense	$(119)	$474

Supplemental balance sheet information related to leases:	As of September 30, 2020

Operating lease Right-of-use assets	$162,344

Current portion of operating lease liabilities	$108,738
Long-term operating lease liabilities	57,737
Total operating lease liabilities	$166,475

Weighted average remaining operating lease term	1.50 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2020:

2020 (remaining three months)	$28,521
2021	116,649
2022	29,376
Total lease payments	174,546
Less: imputed interest	(8,071)
Total lease liabilities	$166,475

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	September 30, 2020	December 31, 2019
Cash Bond (Mine Permit deposit)	$296,954	$296,552
Office Lease Security Deposit	39,168	39,168
Total	$336,122	$335,720

NOTE 6 - NOTES PAYABLE

Notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019

Note payable against exploration rights agreement, including interest (a)	$-	$250,000
Note payable, net of $2,682 debt discount and $29,948 deferred financing costs (b)	59,370	-
Note payable to insurance companies, payable $1,732 – $24,808 monthly, (c) and (d)	-	208,728
	59,370	458,728
Less: Current Portion	(59,370)	(458,728)

Notes Payable, Long-Term Portion	$-	$-

(a)	On November 13, 2019, the Company entered into an agreement with a related party. Per the terms of the agreement, the Company has borrowed $250,000 against an expected annual renewal payment for an exploration license it granted as part of an Exploration Agreement with Option to Purchase entered into with Continental Minerals Claims, Inc. in December 2017, in exchange for $200,000 in cash. The loan was unsecured and paid off in February 2020. There was no interest rate specified.

(b)

On February 13, 2020, the Company entered into a secured convertible loan agreement and issued a note in the principal amount of $125,000 (including a 5% OID of $6,250). The note also bears a 5% per annum interest. The maturity date of the note is 12 months from funding date. The note is convertible at any time into the Company’s Common Stock. The initial conversion price is $.02 per share. After one hundred eighty days after the date of the note, the conversion price will be the lower of (i) $.02 or (ii) 75% multiplied by the lowest traded price of the common stock during the 20 consecutive trading day period immediately preceding the date of the respective conversion. The convertible note had a net change in fair value of $23,000.

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

During the three months ended September 30, 2020 and 2019, the Company's interest payments totaled $304 and $377, respectively. During the nine months ended September 30, 2020 and 2019, the Company’s interest payments totaled $3,739 and $11,057, respectively.

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.59, adjusted downward based on anti-dilution provisions/down-round protection	$0.40, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; the derivative liability was revalued every quarter using Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model through the year ended December 31, 2018. The Company is no longer required to value the derivative liability.
Payments	Per the terms of the amendment agreement entered into on April 4, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.	Per the terms of the amendment agreement entered into on April 4, 2019, the holders of the Series A and Series 2023 Notes were to receive a pro-rata distribution of an Immediate Payment of $350,000 as well as (i) receive a pro-rata distribution of 5% of the net proceeds of any capital raise and (ii) on the 15th day after the filing of its quarterly report on Form 10-Q or annual report on Form 10-K, receive a pro-rata payment of (a) 3% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter or (b) 5% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million on the last day of the fiscal quarter or (c) 12% of gross revenue if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million on the last day of the fiscal quarter. If the amount payable under (ii)(a), (ii)(b) or (ii)(c) is in excess of the amount of cash at the end of the fiscal quarter, the payment of the excess amount will be deferred and will be payable in connection with the payment for a following fiscal quarter(s) when cash is available. All payment will be applied to the reduction of the principal amount outstanding of the Series A and Series 2023 Notes.

As of September 30, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,253,483	$28,645,116	$45,898,599
Less: Discount	-	(1,180,203)	(1,180,203)
PIK Note Payable, Net	$17,253,483	$27,464,913	$44,718,396

As of December 31, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,901,447	$28,265,165	$45,166,612
Less: Discount	-	(1,464,311)	(1,464,311)
PIK Note Payable, Net	$16,901,447	$26,800,854	$43,702,301

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

During the nine months ended September 30, 2020, the Company amortized $284,107 of debt discount relating to the Series A Notes Payable and issued additional PIK Notes of $387,675 in lieu of cash interest payments. The carrying value of the Series A Notes Payable as of September 30, 2020 was $27,464,913.

As of September 30, 2020, the Company was in compliance with the covenants of the Series A Notes.

As of September 30, 2020, Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP owned $9,410,688 and $5,022,881, respectively, of principal of the Series A Notes. Samlyn Offshore Master Fund, Ltd. and Samlyn Onshore Fund, LP are managed by Samlyn Capital, LLC. As of September 30, 2020, Michael Barry, a director of the Company, was the General Counsel and Chief Compliance Officer of Samlyn Capital, LLC.

As of September 30, 2020, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,365,440, $2,741,951 and $263,087, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At September 30, 2020, IBS Capital, LLC owned 13.6% of the shares of the common stock of the Company.

As of September 30, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,373,810 of principal of the Series A Notes.

The Company analyzed the notes for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On August 10, 2020, due to the variable conversion feature on convertible note payable, see note 6(b), the Company adopted a sequencing policy and determined that the notes with fixed conversion price were excluded from derivative consideration. There is a possible reset of the conversion price due to the convertible note the Company entered on February 13, 2020.

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

During the nine months ended September 30, 2020, the Company issued additional PIK Notes of $362,904 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,253,483 as of September 30, 2020.

As of September 30, 2020, the Company was in compliance with the covenants of the Series 2023 Notes.

As of September 30, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,107,970 of principal of the Series 2023 Notes.

The Company analyzed the notes for derivative accounting consideration and determined that since the note has a fix conversion price at issuance, it does not require to be accounted as a derivative instrument. The Company will evaluate every reporting period and identify if any default provisions and other requirements triggered a variable conversion price and if the note needs to be classified as a derivative instrument. On August 10, 2020, due to the variable conversion feature on convertible note payable, see note 6(b), the Company adopted a sequencing policy and determined that the notes with fixed conversion price were excluded from derivative consideration. There is a possible reset of the conversion price due to the convertible note the Company entered on February 13, 2020.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At September 30, 2020 and December 31, 2019, 128,000 and 0 shares of preferred stock were issued and outstanding.

2020

During the nine months ended September 30, 2020, 128,000 shares were issued at a stated price of $1.00 per share for cash proceed of $125,000, net of $3,000 legal fees.

Each share of Series B Preferred Shares will carry an annual dividend in the amount of twelve percent (12%) of the Stated Value (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. The Company have the right to redeem all or any portion of the shares within 180 days following the issuance day.

The Holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issuance Date, to convert all or any part of the outstanding Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. The conversion price (the “Conversion Price”) shall equal the 61% multiplied by the Market Price (representing a discount rate of 39%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

At the time of issuance, the Company evaluated the nature of Series B Preferred and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $81,836 beneficial conversion feature to additional paid in capital and amortized over the period between inception and date convertible. On September 30, 2020, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $23,187.

2019

During the nine months ended September 30, 2019, there were no activities.

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with a $0.001 par value per share. At September 30, 2020 and December 31, 2019, 175,638,549 and 175,513,549 shares were issued and outstanding, respectively.

2020

During the nine months ended September 30, 2020, 125,000 shares were issued at a price of $0.01 per share to note holders as financing cost.

2019

During the nine months ended September 30, 2019, there were no activities.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the nine months ended September 30, 2020:

Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2020	26,688,373	$0.15
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at September 30, 2020	26,688,373	$0.15

At September 30, 2020, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at September 30, 2020 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	0.58	$1.15
$0.25	3,283,283	0.74	$0.25
$0.04	2,068,750	1.93	$0.04
$0.10	11,000,000	2.20	$0.10
$0.15	9,875,000	0.73	$0.15
	26,688,373	1.43	$0.15

On August 10, 2020, due to the variable conversion feature on convertible note payable, see note 6(b), the Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

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

In May 2016, the Company adopted the 2016 Long-Term Incentive Plan (“2016 LTIP”). The number of shares of common stock for issuance or for reference purposes subject to the 2016 LTIP was 2,000,000.

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the nine months ended September 30, 2020.

A summary of the status and changes of the options granted under stock option plans and other agreements during the nine months ended September 30, 2020:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2019	60,676,568	$0.26
Granted	-	-
Exercised	-	-
Forfeited	(100,000)	0.22
Outstanding at September 30, 2020	60,576,568	$0.26

A summary of the status of the options outstanding at September 30, 2020 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	42,403,623	6.93	$0.06	34,861,956	6.91	$0.06
$0.10 - $0.84	13,230,885	2.19	0.42	13,230,885	2.19	0.42
$1.10 - $1.90	4,942,060	1.97	1.63	4,942,060	1.97	1.63

	60,576,568	5.49	$0.26	53,034,901	5.27	$0.29

Compensation expense of $3,899 and $14,412 was recognized for vested options for the three and nine months ended September 30, 2020. The aggregate intrinsic value of the outstanding options at September 30, 2020 was $0. At September 30, 2020, (i) $19,625 of unamortized compensation expense for time-based unvested options will be recognized over the next 1.26 years on a weighted average basis; (ii) $223,105 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At September 30, 2020, management, based on its financial expectations for 2020, did not consider the vesting of the remaining 25% of the option grant to be probable.

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

At September 30, 2020, the weighted average shares outstanding excluded options to purchase 60,576,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 110,055,982 shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive. There is a possible reset of the conversion price on the PIK Series A and 2023 convertible notes due to the convertible note the Company entered on February 13, 2020.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2019. There have been no material changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2020 compared to the disclosures on Form 10-K for the year ended December 31, 2019.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2020	2019	$	%

REVENUES	$222,204	$45,102	$177,102	393%

OPERATING EXPENSES:
Production costs	396,301	216,081	180,220	83%
Exploration costs	56,909	49,062	7,847	16%
General and administrative	501,178	705,847	(204,669)	(29)%

Total Operating Expenses	954,388	970,990	(16,602)	(2)%
Operating Loss	(732,184)	(925,888)	(193,704)	(21)%
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(463,462)	(420,799)	42,663	10%
Change in fair value	(23,000)	-	23,000	100%
Other income, net	54,855	596	54,259	9,104%

Total Other (Expense)	(431,607)	(420,203)	11,404	3%

NET LOSS	(1,163,791)	(1,346,091)	(182,300)	14%

Deemed dividend on Series B Convertible preferred stock	(23,187)	-	23,187	100%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,186,978)	$(1,346,091)	$(159,113)	(12)%

Revenue for the three months ended September 30, 2020 totaled $222,204, an increase of $177,102 or 393%, compared to the same period in 2019. The increase was driven primarily by a $149,498 increase in the sale of AMIRON iron oxide and a $28,923 increase in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totaled $149,498, an increase of $16,443% when compared to the same period in 2019. The increase was due to sales of AMIRON to a producer of cement and a producer of an oilfield application that did not occur during the same period in 2019. Sales of DRAGONITE halloysite clay during the period totaled $72,706, an increase of 61% when compared to the same period in 2019. The increase in sales of DRAGONITE halloysite clay was driven primarily by $17,210 of sales to a leading manufacture of adhesives and related products and $14,250 of sales to a manufacturer of specialty molecular sieves that did not occur during the same period in 2019.

Total operating expenses for the three months ended September 30, 2020 totaled $954,388, a decrease of $16,602, or 2%, compared to the same period in 2019. The decline was driven primarily by a $204,669, or 29%, decline in general and administrative costs, partially offset by a $180,220, or 83%, increase in production costs.

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

Production costs incurred during the three months ended September 30, 2020 were $396,301, an increase of $180,220, or 83%, compared to the same period in 2019. The increase was driven primarily by an increase of $72,933 in contract labor expense, $30,567 in payroll expense, $17,701 in clay processing expense, $27,299 in utilities, $16,406 in explosive expense, $14,943 in fuel expense and an increase of $11,742 in equipment rental & repair, partially offset by a decrease of $5,263 in freight and hauling expense.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2020 were $56,909, an $7,847, or 16%, increase compared to the same period in 2019. The increase was driven primarily by an increase of $16,645 in ground support and underground material expense and $2,100 in utility offset by a decrease of $5,150 in consultant expense and $5,538 in non-production-related wage and tax expenses at the Dragon Mine.

General and administrative expenses incurred during the three months ended September 30, 2020 totaled $501,178, an $204,669, or 29%, decline when compared to the same period in 2019. The decrease was due primarily to a decline of $149,837 in payroll expense, $2,671 in equity-based compensation related primarily to an annual grant of options to directors, $35,000 in director expense, $23,619 in rent expense due to subleasing office space and $16,414 in dues & subscriptions offset by an increase of $18,161 in professional fees.

Operating loss incurred during the three months ended September 30, 2020 was $732,184, a $193,704, or 21%, decrease when compared to the same period in 2019. The decline was driven primarily by a $177,102 increase in revenue and a $204,669 decrease in general and administrative expense, offset by a $180,220 increase in production costs when compared to the same period in 2019.

Total Other Expense was $431,607 for the three months ended September 30, 2020 compared to Total Other Expense of $420,203 in same period in 2019. The $11,404 increase in Total Other Expense was due primarily to a $65,850 increase in PIK Note interest expense, offset by a $54,259 increase in other income, when compare to the same period in 2019.

Net Loss for the three-month period ending September 30, 2020 was $1,163,791, a decline of $182,300, or 14%, when compared to the same period in 2019. The decrease was primarily driven by a $193,704 decline in operating loss offset by a $11,404 increase in Total Other Expense.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2020	2019	$	%

REVENUES	$518,272	$384,565	$133,707	35%

OPERATING EXPENSES:
Production costs	846,338	661,239	185,099	28%
Exploration costs	144,588	126,658	17,930	14%
General and administrative	1,936,301	2,636,528	(700,227)	(27)%

Total Operating Expenses	2,927,227	3,424,425	(497,198)	(15)%
Operating Loss	(2,408,955)	(3,039,860)	(630,905)	(21)%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,363,330)	(1,344,650)	18,680	1%
Change in fair value	(23,000)	-	23,000	100%
Other income, net	1,355,205	2,963	1,352,242	45,638%

Total Other (Expense)	(31,125)	(1,341,687)	(1,310,562)	(98)%

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS	(2,440,080)	(4,381,547)	(1,941,467)	(44)%

Deemed dividend on Series B Convertible Preferred Stock	(23,187)	-	(23,187)	100%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,463,267)	$(4,381,547)	$(1,918,280)	(44)%

Revenue for the nine months ended September 30, 2020 totaled $518,272, an increase of $133,707, or 35%, compared to the same period in 2019. The increase was driven primarily by a $294,321 increase in sales of AMIRON iron oxide, partially offset by a $160,614 decrease in sales of DRAGONITE halloysite clay.

Sale of AMIRON during the period totaled $294,321, a 32,550% increase compared to the same period in 2019. The increase was due solely to the sale of iron to a manufacturer of cement and a manufacturer of an oilfield application that did not happen during the same period in 2019.

Sales of DRAGONITE during the period totaled $223,058, a decrease of 42% compared to the same period in 2019. The decline was driven primarily by a $288,000 decline in sales to a manufacturer of specialty zeolites, partially offset by $52,000 in sales to a manufacturer of polymer-based proppants, $39,900 in sales to a manufacturer of plastic lawn & garden equipment, an increase of $19,030 in sales to a manufacturer of adhesives and $14,250 in sales of a manufacturer of molecular sieves.

Total operating expenses for the nine months ended September 30, 2020 totaled $2,927,227, a decrease of $497,198, or 15%, compared to the same period in 2019. The decline was driven primarily by a $700,227, or 27%, decline in general and administrative costs, partially offset by an increase of $185,099 or 28% in production costs.

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

Production costs incurred during the nine months ended September 30, 2020 were $846,338, an increase of $185,099, or 28%, compared to the same period in 2019. The increase was driven primarily by an increase of $58,088 in clay processing, $72,703 in contract labor, $27,550 in explosive expenses, $42,772 in utilities and $16,066 in equipment rental partially offset by a decrease of $13,630 in freight and shipping expense and $22,600 in hauling expense.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the nine months ended September 30, 2020 were $144,588, a $17,930, or 14%, increase compared to the same period in 2019. The increase was due to an increase in ground support and underground materials at the Dragon Mine.

General and administrative expenses incurred during the nine months ended September 30, 2020 totaled $1,936,301, a decline of $700,227, or 27%, when compared to the same period in 2019. The decline was driven primarily by a decrease in payroll expenses totaling $318,412, a decline in option expense totaling $196,696, a decline in travel and related expense of $62,334, a decline in dues and subscription fees totaling $28,068, a decline in consulting fees totaling $16,455 and a decline in director fees totaling $59,189.

Operating loss incurred during the nine months ended September 30, 2020 was $2,408,955, a $630,905, or 21%, decrease when compared to the same period in 2019. The decline was driven by a $700,227 decline in general and administrative expense, a $133,707 increase in revenue, a $185,099 increase in production costs and a $17,930 increase in exploration costs when compared to the same period in 2019.

Total Other Expense for the nine months ended September 30, 2020 was $31,125, a decline of $1,310,562, or 98%, when compared to the same period in 2019. The decline was driven primarily by the $1,300,000 income from an exploration agreement, $48,291 income from disposal of old truck and a $26,903 decrease in interest expense when compared to the same period in 2019.

Net Loss for the nine-month period ending September 30, 2020 was $2,440,080, a decline of $1,941,467, or 44%, when compared to the same period in 2019. The decline was driven by an $1,310,375 decline in total other expense and a $630,905 decline in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the nine months ended September 30, 2020, the Company’s net loss was $2,440,080 and cash provided by operating activities was $139,655. As of September 30, 2020, the Company had current assets of $219,135 and current liabilities of $3,526,035 of which $452,572 was accrued PIK Note interest expected to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $608,678 of accrued salaries deferred by certain members of management until the Company’s liquidity improves, (ii) $1,050,811 of accrued directors fee as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $132,635 of disputed or erroneously accrued expenses and (v) $223,075 of PPP Funding payable which the Company expects to be forgiven by the U.S. Treasury.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 16, 2021 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 16, 2021. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash provided by operating activities during the nine months ended September 30, 2020 was $139,655 compared to $2,081,796 used during the same period in 2019. The $2,221,451 increase in cash provided during the period was due primarily to a $1,300,000 increase in exploration agreement revenue and a $987,691 increase in accounts payable resulting from cash management. Cash used in operating activities during 2020 before adjusting for changes in operating assets and liabilities was $1,046,340, $1,781,057 less than the comparable period in 2019.

Cash used in financing activities during the nine months ended September 30, 2020 was $118,531 compared to $603,064 during the same period in 2019. The $484,533 decrease in cash used during the period was due primarily to $113,750 of proceeds from notes issued, $125,000 of proceeds from private placement and $223,075 of proceeds from the Paycheck Protection Program Loan.

Total assets at September 30, 2020 were $1,217,601 compared to $1,489,180 at December 31, 2019, a decrease of $271,579 due primarily to decrease in the Company prepaid expenses and operating lease right-of-use assets. Total liabilities were $48,301,168 compared to $46,273,329 at December 31, 2019. The increase of $2,027,839 in total liabilities was due primarily to the increase in Paycheck Protection Program Loan, increase in accounts payable resulting from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, proceeds from issuance of notes payable and offset by repayment of notes payable to related party.

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

During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED MINERALS, INC.

Dated: November 16, 2020	/s/ CHRISTOHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: November 16, 2020	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

