Form 10-K
period 2020-12-31
Applied Minerals, Inc.
filed 2021-04-15
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

Commission file number: 000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

(435) 433-2059
Issuer's telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

YES ☐	NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, based on the last sales price on the OTC Bulletin Board on that date, was approximately $1,736,316.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 15, 2021 was 195,105,089.

APPLIED MINERALS, INC.

YEAR 2020 ANNUAL REPORT ON FORM 10-K

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

SUMMARY

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTC PINK: AMNL) owns the Dragon Mine in central Utah. From the mine we extract, process, or have processed by a third party, halloysite clay and iron oxide for sale to a range of end markets. We market the minerals directly and through distributors.

We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and a third-party processors to process and enhance our halloysite clay products to improve the performance of our customers’ existing and new products.

Halloysite

Our halloysite clay, which we market under the DRAGONITE™ trade name, is an aluminosilicate mineral with a hollow tubular shape. DRAGONITE can utilize halloysite’s shape, high surface area, and reactivity to add significant functionality to a number of applications.

Iron Oxide

Our iron oxide, which we market under the AMIRON™ trade name, is a high purity product. We have sold it for use in cement as well as an absorbent for hydrogen sulfide gas contained in natural gas.

Sales

In 2020, we recorded revenues of $879,169, of which $274,323 was related to sales of DRAGONITE to 17 customers and $604,501 was related to sales of AMIRON to three customers.

Characterization of the Mineralization

Over the last 11 years, the Company has expended significant resources, including commissioning a resource study, to determine the amount, character and mineability of the mineralization of the deposits at the Dragon Mine.

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

The Company markets and sells its products directly and through distributors. The Company also uses several leading distribution organizations, E.T. Horn, Brandt Technologies, LLC, and Azelis to market its products. The Company has a an exclusive agreement with a distributor for Japan.

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

INFORMATION ABOUT THE COMPANY

Applied Minerals, Inc. (OTC PINK: AMNL) owns the Dragon Mine from which we can extract halloysite clay and iron oxide, which we then process or have processed and sell. We also engage in research and development and frequently work collaboratively with potential customers, consultants, distributors, and BASF to engineer and enhance our halloysite clay and iron oxide products to improve the performance of our customers’ existing and new products.

The Dragon Mine is a 267-acre property located in central Utah, approximately 70 miles south of Salt Lake City, Utah.

We market our halloysite clay-based line of products under the tradename DRAGONITE. We have marketed our iron oxide line of products under the trade name AMIRON.

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

The Company acquired the Dragon Mine primarily to exploit the mine’s halloysite resources. At the time that the Dragon Mine was acquired, it was assumed that the iron oxide mineralization would be useful only for steelmaking. Given historical price conditions and our method of mining (underground), sales of iron oxide for steelmaking would often not be economic and at best would yield marginal or low profits.  The iron oxide resource at the Dragon Mine has a high content of Fe2O3. The iron oxide is of high chemical purity, a low level of heavy metals content, high surface area (25 m2/g – 125 m2/g) and reactivity.

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

Resource Development/Exploration Drilling Expenses

In 2020 and 2019 the Company spent $201,234 and $196,351, respectively, on exploration and resource development.

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

We have a primary processing plant with capacity to mill up to 45,000 tons of mineralization per annum for certain clay applications. This facility can also be used to mill iron oxide. Additionally, the Company has a second processing facility with a capacity of up to 10,000 tons per annum that is dedicated to processing its halloysite resource.  Both facilities utilize dry-based milling equipment that do not eliminate impurities such as iron oxide as effectively as wet processing but are useful in situations where wet processing in not necessary.

MINING AND PRODUCTION ACTIVITY IN 2020 AND 2019

The following table discloses for the twelve (12) months ended December 31, 2020 and 2019, respectively (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company:

	2020	2019
Tons extracted
Halloysite clay	150	135
Iron oxide	14,900	1,894
Products produced (tons)
Halloysite clay	150	135
Iron oxide	14,900	1,894

CUSTOMERS

DRAGONITE

During 2020 the Company sold its DRAGONITE halloysite clay product to approximately 17 customers. The Company is currently working with a number of prospective customers for its DRAGONITE halloysite clay product and hopes to convert one or more of these prospective customers during 2021. However, the Company cannot provide any assurances that it will be successful in doing so.

AMIRON

During October 2019 the Company announced it had signed an agreement to supply a manufacture of cement up to 30,000 tons of AMIRON per year over a two-year period. The Company expects to sell the majority of its iron production to this customer during 2021.

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2020 and 2019. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
	2020	2019
Sales for:
Commercial Production	45	89
Scale-Ups	20	4
Testing	35	7
Other	*	*
Total	100	100

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

Azelis acts as exclusive distributor for DRAGONITE in Mississippi. Alabama, Tennessee, Georgia, Florida, South Carolina, North Carolina, Virginia, West Virginia, Maryland, Delaware, Pennsylvania, New Jersey, Connecticut, New York, Vermont, Massachusetts, New Hampshire, and Maine. The Company intends to engage a distributor for AMIRON in these states.

The Company has an exclusive agreement with a distributor for Japan.

In October, 2017, we entered into an supply agreement with the Kaolin business unit of BASF Corp. (“Supply Agreement”).  The Supply Agreement provided that the Company will sell halloysite to BASF and BASF may process and/or treat and will have an exclusive license to sell halloysite on a worldwide basis for use within the following third party markets: (i) paints and coatings; (ii) inks; (iii) rubbers (excludes flame retardant and wire and cable applications); (iv) adhesives; (v) paper, and (vi) ceramic honeycomb catalytic substrates and (b) use by other business units of BASF provided that such BASF business unit only uses or sells the halloysite as part of a product another product.  Under the terms of the Supply Agreement, each party is reimbursed from the proceeds of sale for its direct costs and the Company and the BASF Kaolin business unit equally share the profits of any sales of halloysite by the Kaolin business unit.  The Supply Agreement has an initial term of three years and automatically renews unless one party terminates.

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

AMIRON

The AMIRON line of natural iron oxide-based products can be used in technical and pigmentary application markets.  In October 2019 the Company signed an agreement to supply a manufacture of cement up to 30,000 tons of AMIRON per year over a two-year period. The Company expects to sell the majority of its iron production to this customer during 2021.

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

In 2020 and 2019, the Company spent approximately $6,587 and $18,800 on testing and research, respectively.

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

EMPLOYEES

As of April 15, 2020, the Company had 10 employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.

We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2020 and 2019, the Company sustained losses from continuing operations of $3,287,711 and $5,973,132, respectively. At December 31, 2020 and 2019, the Company had accumulated deficits of $122,022,140 and $118,734,429, respectively. We have very limited cash as of the date of this report, negative cash flow, and continuing unprofitable operations. Accordingly, our independent registered public accounting firm, MaloneBailey, LLP, has included a going concern paragraph in its opinion on our financial statements.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm, identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

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

The Company has two series of convertible, PIK notes outstanding, 3% PIK-Election Convertible Notes due May 1, 2023 ("Series A Notes") and 3% PIK-Election Notes due August 1, 2023 (“Series 2023 Notes”). As of April 15, 2021, the outstanding balance of the Series A Notes was approximately $29.2 million and the outstanding balance of the Series 2023 Notes was approximately $17.5 million. If the Company continues to pay interest in additional PIK Notes, the outstanding balances will increase to approximately $50.4 million in 2023.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes mature on May 1, 2023. The Series 2023 Notes mature on August 1, 2023.

The holders of the Series A Notes may convert their principal and accrued but unpaid interest into shares of common stock of the Company at any time.  As of April 15, 2021, the conversion price of the Series A Notes was $0.36 per share and would have converted into approximately 81.9 million shares of common stock of the Company. As of April 15, 2021, the conversion price of the Series 2023 Notes was $0.57 per share and would have converted into approximately 30.8 million shares of common stock of the Company.

The Series A Notes are mandatorily convertible by the Company at any time when (i) the volume weighted average price of the shares of the common stock of the Company is equal to or greater than $1.00 for thirty (30) consecutive trading days and (ii) the closing market price of the shares of the common stock of the Company is equal to or greater than $1.00.

As of April 15, 2021, the Series 2023 are mandatorily convertible by the Company at any time when the weighted average trading price of a share of the Company’s common stock is in excess of $0.57 for ten (10) consecutive trading days.

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

PRINCIPAL OFFICE

The corporate office is located at 1200 Silver City Road, Eureka, UT 84628.

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

Market Prices for Our Common Stock

Our common stock is quoted on the OTC under the symbol “AMNL.” The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Year 2020		Year 2019
	High	Low	High	Low
First Quarter	$0.02	$0.01	$0.06	$0.03
Second Quarter	$0.01	$0.01	$0.04	$0.03
Third Quarter	$0.01	$0.01	$0.04	$0.02
Fourth Quarter	$0.04	$0.01	$0.03	$0.01

Record Holders

As of December 31, 2020, there were approximately 600 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

Since we became a reporting company in 2002, we have never declared or paid any cash dividend on our common stock. We have no current plans to declare dividends. We are subject to restrictions or limitations relating to the declaration or payment of dividends under the Series A Notes and Series 2023 Notes.

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000 of which 6,663,249 were outstanding at December 31, 2020. The number of shares subject to the 2016 IP was 15,000,000 of which 7,140,000 were outstanding at December 31, 2020.

Plans Not Approved by Stockholders

Prior to the adoption of the 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements. As of December 31, 2020, only 4,104,653 options under such individual arrangements are outstanding.

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

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company granted options to purchase 38,889,958 shares of common stock under the 2017 IP of which 35,889,958 were outstanding at December 31, 2020.

Equity Compensation Information

As of December 31, 2020

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,803,249	$0.59	10,096,751
Equity compensation plans not approved by security holders (2)	42,858,266	$0.18	4,116,387
Total	56,661,515	$0.28	14,213,138

(1)	Includes 7,140,000 options granted under the 2016 IP and 6,663,249 options granted under the 2012 LTIP.

(2)	Includes 1,993,655 options granted under the 2016 LTIP, 35,889,958 options granted under the 2017 IP and 4,974,653 options granted under individual arrangements.

Comparison of 5-Year Cumulative Returns

	12-31-16	12-31-17	12-31-18	12-31-19	12-31-20
Applied Minerals, Inc.	$46	$23	$15	$4	$15
iShares Russell Microcap ® Index ETF	$118	$131	$112	$136	$163
S&P Metals & Mining Index	$202	$241	$174	$193	$222

* Cumulative return assumes a $100 investment of each respective security at December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2020	2019	2018	2017	2016
Revenue	$879.2	$486.0	$4,873.2	$2,444.7	$4,013.1
Net loss	$(3,287.7)	$(5,973.1)	$(3,326.0)	$(14,910.7)	$(7,639.8)
Net loss - basic	$(0.02)	$(0.03)	$(0.02)	$(0.13)	$(0.07)
Net loss - diluted	$(0.02)	$(0.03)	$(0.02)	$(0.13)	$(0.07)
Cash and equivalents	$669.6	$52.8	$2,892.3	$47.7	$1,049.9
Total assets	$1,900.3	$1,489.2	$4,137.0	$3,324.2	$6,079.5
Long-term liabilities	$46,265.1	$43,842.6	$36,825.3	$35,291.9	$25,229.7
Shareholders’ (deficit)	$(47,829.4)	$(44,784.1)	$(34,118.7)	$(33,200.8)	$(20,968.1)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations

To date, COVID-19 has not had a material financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 may cause a delay in the Company’s ability to complete subsequent reports in a timely manner.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

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

Results of Operations - 2020 Compared to 2019

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31				Variance
	2020	% of Rev.	2019	% of Rev.	Amount	%

REVENUES	$879,169	100%	$486,046	100%	$393,123	81%
OPERATING EXPENSES:
Production costs	1,245,776	142%	934,865	192%	310,911	33%
Exploration costs	201,234	23%	196,351	40%	4,883	2%
General and administrative *	2,265,805	258%	3,398,267	699%	(1,132,462)	(33)%
Total Operating Expenses	3,712,815	422%	4,529,483	931%	(816,668)	(18)%
Operating Loss	(2,833,646)	(322)%	(4,043,437)	(832)%	1,209,791	(30)%
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,809,397)	(206)%	(2,183,003)	(449)%	373,606	(17)%
Other income	1,355,332	154%	253,308	52%	1,102,023	435%
Total Other (Expense)	(454,065)	(52)%	(1,929,695)	(397)%	1,475,630	(76)%
Net Loss	$(3,287,711)	(374)%	$(5,973,132)	(1,229)%	$2,685,421	(45)%

*	Includes $75,669 and $249,116 of non-cash stock compensation expense for 2020 and 2019, respectively, related to employee, director and consultant stock options.

Revenue generated during 2020 was $879,169 compared to $486,046 of revenue generated during the same period in 2019, an increase of $393,123 or 81%. The increase was driven primarily by a $537,042, or 796%, increase in sales of AMIRON iron oxide, partially offset by a $142,233, or 34%, decrease in sales of DRAGONITE halloysite clay.

Sales of DRAGONITE during 2020 totaled $274,323, a decrease of $142,233, or approximately 34% when compared to 2019. The decline was driven primarily by the absence of a sale of $288,000 to a large manufacture of molecular sieves that occurred during 2019, partially offset by $53,000 of sales to a manufacturer of high-performance polymer-based proppants, $47,000 of sales to a manufacturer of acrylic adhesives and $40,000 of sales of DRAGONITE-loaded polymer masterbatch to a large manufacturer of lawn and garden equipment.

Sales of AMIRON during 2020 totaled $604,501, an increase of $537,042, or approximately 796%, when compared to 2019. The increase was driven by a (i) $473,146, or 711%, increase in sales to a cement manufacturer and (ii) $64,800 sale to a manufacturer of hydrogen sulfide scavengers that did not occur in 2019.

Revenue for 2019 included $5,000 of tolling milling, which was not realized during 2020.

Operating expenses incurred during 2020 totalled $3,712,815, a decrease of $816,668, or 18%, when compared to 2019. The decline in operating expenses was driven primarily by a $1,132,462, or 33%, decline in general and administrative expense partially offset by a $310,911, or 33%, increase in production costs when compared to 2019.

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

Production costs during 2020 were $1,245,776, an increase of $310,911, or 33%, when compared to 2019. The increase was driven primarily by the incurrance of $212,998 of contract labor costs, a $55,761, or 1,009%, increase in explosive purchases and a $216,812, or 131%, increase in employee wages. These increases were driven by a significant increase in the Company’s rate of iron production during 2020.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities.  Exploration costs, excluding depreciation expense, incurred during 2020 totalled $201,234 compared to $196,351 incurred during 2019, an increase of $4,883.

The Company’s general and administrative expenses are associated with corporate overhead. General and administrative expenses for 2020 totalled $2,265,805 compared to $3,398,267 of expense incurred during the same period in 2019, a decline of $1,132,460 or 33%. The decline was driven primarily by a (i) $649,997, or 43%, reduction in management salary and benefit expense related to the elimination and consolidation of a number of management positions, (ii) $173,447, or 70%, decline in equity-based compensation expense, (iii) $91,689, or 14%, decrease in director expense due to the resignation of three directors during 2020, (iv) $70,321 decline in travel expense, (v) a $44,887 reduction in D&O insurance premiums and (vi) $44,627 decrease in rent expense due to the moving of the Company’s corporate offices to its Eureka, UT location.

Operating loss incurred during the year was $2,833,646, a decline of $1,209,791, or 30%, when compared to 2019. The decline in operating loss was driven primarily by the $1,132,460 decline in general and administrative expense and $393,123 increase in revenue, partially offset by a $310,911 increase in production costs.

Total other expense for 2020 was $454,065 compared to $1,929,695 during the same period in 2019, a reduction of $1,475,630 or 76%. The decrease in total other expense was driven primarily by (i) the receipt of $1,250,000 upon the exercise by CMC of an option to purchase the metallic mineral rights of the Dragon Mine and (ii) a $373,606 decrease in interest expense on the Company’s outstanding PIK Notes.

Net loss for 2020 was $3,287,711, a decline of 2,685,421, or 45%, when compared to a net loss of $5,973,132 for 2019. The decrease in net loss was driven primarily by the $1,209,791, or 30%, decrease in operating loss and a $1,475,630, or 76%, decrease in total other expense compared to 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2020, the Company’s net loss was $3,287,711 and cash provided by operating activities was $845,123. As of December 31, 2020, the Company had current assets of $927,815 and current liabilities of $3,464,669 of which $365,121 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $524,015 of accrued salaries and related taxes deferred by current and past members of management until the Company’s liquidity improves, (ii) $1,281,811 of accrued directors fee and other director compensation as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $132,635 of disputed or erroneously accrued expenses and (v) $223,075 of PPP Funding payable which the Company expects to be forgiven by the U.S. Treasury.

Cash provided by operating activities in 2020 was $845,123 compared to $2,380,328 of cash used during the same period in 2019. Cash used in operating activities during 2020, after adjusting for non-cash items but before adjusting for changes in operating assets and liabilities, was $1,285,871 compared to $3,595,185 of cash provided during the comparable period in 2019. The primary reason for the decrease in cash used was the $1,209,791 decrease in operating loss and the $1,102,024 increase in other income that occurred in 2020 when compared to 2019.

The Company has no cash activities in investing activities during 2020 and 2019.

Cash used in financing activities during 2020 was $228,356 compared to $459,220 in 2019.

Our total assets as of December 31, 2020 were $1,900,307 compared to $1,489,180 as of December 31, 2019, or an increase of $411,127. The increase in total assets was due primarily to a $616,767 increase in cash.

Management believes that in order for the Company to meet its obligations arising from normal business operations through March 31, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through April 15, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2020 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 Years	> 5 years
Contractual Obligations:
Rent obligations	$146,025	$116,649	29,376	-0-	-0-

Rent expense for the years ended December 31, 2020 and 2019 was $114,000 and $114,000, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Applied Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 15, 2021

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019

ASSETS
Current Assets
Cash	$669,560	$52,793
Accounts receivable	67,557	78,308
Deposits and prepaid expenses	190,698	284,208
Total Current Assets	927,815	415,309

Operating lease right-of-use assets	136,308	238,151
Land	500,000	500,000

Other Assets
Deposits	336,184	335,720
Total Other Assets	336,184	335,720

TOTAL ASSETS	$1,900,307	$1,489,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,632,156	$1,693,589
Paycheck Protection Program Loan	223,075	-
PIK Note interest accrual	365,121	176,903
Current portion of notes payable ($0 and $250,000 to related party at December 31, 2020 and 2019, respectively)	133,081	458,728
Current portion of operating lease liabilities	111,236	101,487
Total Current Liabilities	3,464,669	2,430,707

Long-Term Liabilities
PIK Notes payable, net of $1,082,988 and $1,464,311 debt discount, respectively	45,235,990	43,702,301
Deferred revenue	1,000,000	-
Operating lease liabilities	29,085	140,321
Total Long-Term Liabilities	46,265,075	43,842,622

TOTAL LIABILITIES	49,729,744	46,273,329

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 128,000 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	128	-
Common stock, $0.001 par value, 700,000,000 shares authorized at December 31, 2020 and 2019, respectively and 183,938,549 and 175,513,549 shares issued and outstanding at December 31, 2020 and 2019 (290,390,539 reserved in Treasury)	183,939	175,514
Additional paid-in capital	74,008,636	73,774,766
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(102,012,644)	(98,724,933)
Total Stockholders’ Deficit	(47,829,437)	(44,784,149)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,900,307	$1,489,180

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

REVENUES	$879,169	$486,046

OPERATING EXPENSES:
Production costs	1,245,776	934,865
Exploration costs	201,234	196,351
General and administrative	2,265,805	3,398,267

Total Operating Expenses	3,712,815	4,529,483

Operating Loss	(2,833,646)	(4,043,437)

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount)	(1,809,397)	(2,183,003)

Other income, net	1,355,332	253,308

Total Other Income (Expense)	(454,065)	(1,929,695)

NET LOSS	$(3,287,711)	$(5,973,132)

Deemed dividend on Series B Convertible Preferred Stock	(81,836)	-

Net Loss Attributable to Common Shareholders	$(3,369,547)	$(5,973,132)

Net Loss Per Common Share -Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding – Basic and Diluted	176,642,306	175,513,549

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2018	175,513,549	$175,514	-	$-	$73,525,650	$(20,009,496)	$(87,810,354)	$(34,118,686)

Adoption of new accounting standard	-	-	-	-	-	-	(4,941,447)	(4,941,447)

Stock option compensation expense	-	-	-	-	249,116	-	-	249,116

Net Loss	-	-	-	-	-	-	(5,973,132)	(5,973,132)

Balance, December 31, 2019	175,513,549	$175,514	-	$-	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued for note conversion	8,300,000	8,300	-	-	32,204	-	-	40,504

Shares issued to note holder	125,000	125	-	-	1,125	-	-	1,250

Shares issued in private placement	-	-	128,000	$128	124,872	-	-	125,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	81,836	-	-	81,836

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(81,836)	-	-	(81,836)

Stock option compensation expense	-	-	-	-	75,669	-	-	75,669

Net Loss	-	-	-	-	-	-	(3,287,711)	(3,287,711)

Balance, December 31, 2020	183,938,549	$183,939	128,000	$128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(3,287,711)	$(5,973,132)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of right-to-use asset	101,843	-
Change in fair value of convertible note	23,000	-
Penalty on convertible note	37,500	-
Amortization of discount – PIK Notes	381,323	361,813
Amortization of discount – notes payable	6,250	-
Amortization of deferred financing costs	6,250	424,690
Accrued interest on PIK Notes	1,370,005	1,338,671
Stock-based compensation expense	75,669	249,116
Non-cash lease expense	-	3,657
Change in operating assets and liabilities:
Accounts receivable	10,751	(45,654)
Deposits and prepaid expenses	312,584	351,883
Operating lease liability	(101,487)	-
Accounts payable and accrued expenses	909,146	908,629
Deferred revenue	1,000,000	-
Net cash provided by (used in) operating activities	845,123	(2,380,327)

Cash Flows from Financing Activities:
Payments on insurance financing	(295,556)	(302,652)
Proceeds from notes payable – related party	-	200,000
Payments on notes payable	(394,625)
Payments on PIK notes	-	(356,568)
Proceeds from private placement	125,000	-
Proceeds from Paycheck Protection Program Loan	223,075	-
Proceeds from notes payable	113,750	-
Net cash (used in) financing activities	(228,356)	(459,220)

Net (decrease) increase in cash and cash equivalents	616,767	(2,839,547)
Cash and cash equivalents at beginning of year	52,793	2,892,340
Cash and cash equivalents at end of year	$669,560	$52,793

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,395	$12,982
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Notes payable – insurance financing	$219,538	$259,827
Capitalization of right to use assets and liabilities	$-	$241,808
Accrued PIK interest paid through issuance of PIK Notes	$1,181,787	$1,505,578
Effect of ASU 2017-11, Financial Instruments with Characteristics of Liabilities and Equity and ASU 2016-02, Leases	$-	$4,941,447
Deemed dividend on Convertible Series B Preferred Stock	$81,836	$-
Common stock issued to note holders for financing cost	$1,250	$-
Common stock issued upon conversion of note payable	$40,504	$-

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

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The proceeds from the exercise of the Option are presented as Other Income. The Company also provided Tintic with a Right of First Offer which expired on December 21, 2027 and can be extended to December 21, 2032 for $250,000.

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

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations.

To date, COVID-19 has had a financial impact on the Company. In particular certain customers delayed purchases of DRAGONITE due to the impact of COVID-19 on their business. COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 may continue to adversely affect the Company’s ability to complete subsequent reports in a timely manner.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2020, the Company’s net loss was $3,287,711 and cash provided by operating activities was $845,124. As of December 31, 2020, the Company had current assets of $927,815 and current liabilities of $3,464,669 of which $365,121 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $524,015 of accrued salaries and related taxes deferred by current and past members of management until the Company’s liquidity improves, (ii) $1,281,811 of accrued directors fee and other director compensation as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product, (iv) $132,635 of disputed or erroneously accrued expenses and (v) $223,075 of PPP Funding payable which the Company expects to be forgiven by the U.S. Treasury.

Management believes that in order for the Company to meet its obligations arising from normal business operations through April 15, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii)generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through April 15, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of December 31, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the years ended December 31, 2020 and 2019, revenues from the Company’s two largest customers accounted for 69% and 73% of total revenues, respectively. As of December 31, 2020, and 2019, amounts owed from these customers comprised 44% and 0% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2020 and 2019.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of December 31, 2020 and 2019.

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

To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the product has been transferred to the customer. In most situations, transfer of control is considered complete when the products have been shipped to the customer.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2020, no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

Stock Options and Warrants

The Company follows ASC 718, which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders. Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Beginning in the quarter ended June 30, 2013 the Company began using the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company previously utilized the contractual term as the expected term.

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

The Company has posted a cash bond in the amount of $297,000 required by the Utah Department of Oil, Gas and Minerals to cover estimated reclamation costs related the Company large mining permit for its Dragon Mine property.

Note Payable - Convertible

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a certain instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

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

Recent Issued Accounting Pronouncements

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

For the year ended December 31	2020	2019

Supplemental cash flow information related to leases:

Operating cash flows paid for operating leases	$113,253	$109,953
Non-cash lease expense	$(357)	$3,657

Supplemental balance sheet information related to leases:	As of December 31, 2020	As of December 31, 2020

Operating lease Right-of-use assets	$136,308	$238,151

Current portion of operating lease liabilities	$111,236	$101,487
Long-term operating lease liabilities	29,085	140,321
Total operating lease liabilities	$140,321	$241,808

Weighted average remaining operating lease term	1.25 years	2.25 years
Weighted average discount rate	6%	6%

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2020:

2021	116,649
2022	29,376
Total lease payments	146,025
Less: imputed interest	(5,704)
Total lease liabilities	$140,321

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	December 31,
	2020	2019
Land	$500,000	$500,000

	500,000	500,000
Less: Accumulated depreciation	-	-
Total	$500,000	$500,000

The Company did not record any depreciation expense for the years ended December 31, 2020 and 2019. As of December 31 the Company owed $127,728 to the Juab County Treasure in delinquent property taxes. The Company intends to challenge the amount owed to the Juab County Treasurer.

NOTE 6 – DEPOSIT

The following is a summary of deposit:

	December 31,
	2020	2019
Cash Bond (Mine Permit deposit)	$297,016	$296,552
Office Lease Security Deposit	39,168	39,168
Total	$336,184	$335,720

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2020 and 2019 consist of the following:

	December 31,
	2020	2019

Note payable against exploration rights agreement, including interest (a)	$-	$250,000
Note payable for insurance companies, payable $1,839 - $15,124 monthly (b)	$133,081	$-
Note payable to insurance companies, payable $1,732 – $24,808 monthly, (c) and (d)	$-	$208,728
	$133,081	$458,728
Less: Current Portion	$(133,081)	$(458,728)

Notes Payable, Long-Term Portion	$-	$-

(a)	On November 13, 2019, the Company entered into an agreement with a related party. Per the terms of the agreement, the Company has borrowed $250,000 against an expected annual renewal payment for an exploration license it granted as part of an Exploration Agreement with Option to Purchase entered into with Continental Minerals Claims, Inc. in December 2017, in exchange for $200,000 in cash. The loan was unsecured and paid off in February 2020. There was no interest rate specified.

(b)	On October 2020, the Company signed two notes payable with interest rate of 4.04% and 6.89% with an insurance company for liability insurance, payable in 10 monthly installments which started on November 2020.

(c)	On October 2019, the Company signed a note payable with interest rate of 4.89% with an insurance company for liability insurance, payable in 10 monthly installment payments which started on November 17, 2019

(d)	On October 2019, the Company signed a note payable with interest rate of 7.04% with an insurance company for liability insurance, payable in 10 monthly installment which started on November 17, 2019

During the 2020 and 2019, the Company's interest payments totalled $4,395 and $12,982, respectively.

NOTE 8 – PAYCHECK PROTECTION PROGRAM LOAN

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

On February 25, 2021 the Company entered into a second promissory note (“Second PPP Loan”) in the amount of $264,472 from Bank of America, N.A. under the Paycheck Protection Program. The terms of the Second PPP Loan are similar to the PPP Loan the Company entered into on May 5, 2020.

On March 1, 2021, the Company applied for and was granted full forgiveness of the PPP Loan it entered into on May 5, 2020 in the amount of $223,075.

NOTE 9 – CONVERTIBLE DEBT

PIK Notes

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.58, adjusted downward based on anti-dilution provisions/downround protection	$0.38, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model

In April 2019 the Company entered into a settlement agreement with the holders of the Series A Notes and Series 2023 Notes (the “PIK Notes”). Per the terms of the agreement the Company will pay to holders of PIK Notes on a pro rata basis the following percentages of revenue booked during a fiscal quarter: (a) three percent (3%) of gross revenues if cash or cash equivalents on the Company’s balance sheet or otherwise is less than $3 million on the last day of the fiscal quarter; or (b) five percent (5%) of gross revenues if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $3 million but less than $5 million the last day of the fiscal quarter; or (c) twelve percent (12%) of gross revenues if cash or cash equivalents on the Company’s balance sheet or otherwise is greater than $5 million.

As of December 31, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,249,430	$29,069,548	$46,318,978
Less: Discount	-	(1,082,988)	(1,082,988)
PIK Note Payable, Net	$17,249,430	$27,986,560	$45,235,990

PIK Note Derivative Liability	$-	$-	$-

As of December 31, 2019, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$16,901,447	$28,265,165	$45,166,612
Less: Discount	-	(1,464,311)	(1,464,311)
PIK Note Payable, Net	$16,901,447	$26,800,854	$43,702,301

PIK Note Derivative Liability	$-	$-	$-

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

Below are key amended terms of the Series A Notes:

●	Maturity: May 1, 2023.

●	Exercise Price: $0.40 per share and will be adjusted from time to time pursuant anti-dilution provisions.

●	Stated Interest: 10% payable semi-annually in arrears through December 14, 2017, 3% payable semi-annually in arrears thereafter.

●	Liquidated Damages: The Company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter).

●	The number of shares issuable under the Notes may be affected by the anti-dilution provisions of the Notes. The antidilution provisions adjust the Exercise Price of the Notes in the event of stock dividends and splits, issuance below the market price of the common stock, issuances below the conversion price of the Notes, pro rata distribution of assets, rights plans, tender offers, and exchange offers.

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

The Series A Notes were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability, or any net investment in a foreign operation. In addition to the customary anti-dilution provisions the notes contain a down-round provision whereby the conversion price would be adjusted downward in the event that additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued for cash consideration (e.g. a capital raise) at a price less than the conversion price. Therefore, the estimated fair value of the conversion feature of $9,212,285 (based on observable inputs using a Monte Carlo model) was bifurcated from the Series A Notes and accounted for as a separate derivative liability, which resulted in a corresponding amount of debt discount on the Series A Notes. In addition, an additional debt discount of $7,348,486 was recorded as a result of the difference between the $12,500,000 of cash received and the $19,848,486 of principal on the Series A Notes. This combined debt discount of $16,560,771 is being amortized using the effective interest method over the 9-year term of the Notes as Interest Expense, while the PIK Note Derivative is carried at fair value (using a Monte Carlo model) until the Notes are converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

During the year ended December 31, 2020, the Company amortized $381,323 of debt discount relating to the Series A Notes Payable and issued additional PIK Notes of $804,383 in lieu of cash interest payments. The carrying value of the Series A Notes Payable as of December 31, 2020 was $27,986,560

During the year ended December 31, 2019, the Company issued additional Series A PIK Notes in lieu of interest payments of $833,305 and paid down $233,986 of PIK notes, increasing the Series A Notes Payable gross carrying value to $28,265,165 as of December 31, 2019. Additionally, during the year ended December 31, 2019, the Company recorded $5,433,052 impact of accounting change and amortized $786,502 of debt discount and deferred financing cost relating to the Series A Notes Payable, increasing the Series A Notes Payable net carrying value to 26,800,854 as of December 31, 2019.

As of December 31, 2020, the Company was in compliance with the covenants of the Series A Notes.

As of December 31, 2020, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,385,833, $2,782,902 and $270,395, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At December 31, 2020, IBS Capital, LLC owned approximately 13% of the shares of the common stock of the Company.

As of December 31, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,439,134 of principal of the Series A Notes. As of December 31, 2020, Michael Pohly, a director of the Company, was an employee of Kingdon Capital Management, LLC.

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

During the year ended December 31, 2020, the Company issued additional PIK Notes of $347,985 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,249,430 as of December 31, 2020.

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

As of December 31, 2020, the Company was in compliance with the covenants of the Series 2023 Notes.

As of December 31, 2020, M. Kingdon Offshore Master Fund, LP, a fund managed by Kingdon Capital Management, LLC, owned $4,108,907 of principal of the Series 2023 Notes. As of December 31, 2020, Michael Pohly, a director of the Company, was an employee of Kingdon Capital, Management, LLC.

FirstFire Convertible Note

On February 24, 2020, the Company entered loan agreement with, and issued a note to, FirstFire Global Opportunities Fund LLC (“FirstFire”). The note is in the principal amount of up to $250,000, including an original issue discount (”OID”) of 5%, so the maximum that can received by the Company is $237,500.

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

The note was secured by a security agreement under which the Company granted a security interest to FirstFire in two pieces of equipment that are not being used in, and are not anticipated to be used in future operations.

In November of 2020 the principal and accrued interest of $40,504 was converted into 8.3 million shares of common stock of the Company.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At December 31, 2020 and 2019, 128,000 and 0 shares of preferred stock were issued and outstanding, respectively.

2020

During the year ended December 31, 2020, 128,000 shares of preferred stock were issued at a stated price of $1.00 per share for cash proceeds of $125,000, net of $3,000 legal fees.

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

At the time of issuance, the Company evaluated the nature of Series B Preferred and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $81,836 beneficial conversion feature to additional paid in capital and amortized over the period between inception and date convertible. For the year ended December 31, 2020, the Company recorded deemed dividend on Convertible Series B Preferred Stock of $81,836.

2019

During the year ended December 31, 2019, there were no activities.

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with a $0.001 par value per share.

At December 31, 2020 and 2019, 183,938,549 and 175,513,549 shares were issued and outstanding, respectively.

2020

During the year ended December 31, 2020, (i) 125,000 shares were issued at a price of $0.01 per share to note holders as financing cost and (ii) 8,300,000 shares were issued upon the conversion of $40,504 of principal and accrued interest related to the FirstFire Convertible Note.

2019

During the year ended December 31, 2019, there were no activities.

NOTE 11 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
	Shares issuable upon exercise of	Weighted	Shares issuable upon exercise of	Weighted
	Outstanding Warrants	Average Exercise Price	Outstanding Warrants	Average Exercise Price

Outstanding at beginning of year	26,688,373	0.15	26,688,373	$0.15
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	2,068,750	0.04	-	-
Outstanding at end of year	24,619,623	0.16	26,688,373	0.15

At December 31, 2020 and 2019, the intrinsic values of the outstanding warrants were $0.

A summary of the status of the warrants outstanding and exercisable at December 31, 2020 is presented below:

Exercise Price	Shares issuable upon exercise of Outstanding Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$1.15	461,340	0.32	$1.15
$0.25	3,283,283	0.48	$0.25
$0.10	11,000,000	1.95	$0.10
$0.15	9,875,000	0.47	$0.15
	24,619,623	1.13	$0.16

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the year ended December 31, 2020.

The significant assumptions relating to the valuation of the Company's options issued for 2019 were as follows on a weighted average basis:

2019
Dividend Yield	0%
Expected Life (in years)	3.81 - 5.00
Expected Volatility	131% - 152%
Risk Free Interest Rate	2.50% - 2.55%

A summary of the status and changes of the options granted under stock option plans and other agreements for 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	60,676,568	0.26	54,866,845	$0.29
Granted	-	-	7,683,334	$0.04
Exercised	—	—	—	—
Expired	(100,000)	0.22	(1,873,611)	0.11
Forfeited	(3,915,053)	0.06	—	—
Outstanding at end of year	56,661,515	0.28	60,676,568	$0.26

During the year ended December 31, 2019, the Company granted 7,683,334 options to purchase the Company’s common stock with a weighted average exercise price of $0.04. Total grant date fair value was $223,903 of which $34,037 was unamortized compensation expense at December 31, 2019. Of the 7,683,334 options granted, the options vest as follows:

Vesting Information
Shares	Frequency	Begin Date	End Date
833,334	Immediately	01/01/2019	01/01/2019
750,000	Monthly	02/24/2019	07/24/2019
600,000	Monthly (1)	03/13/2019	06/13/2019
4,000,000	Immediately	04/25/2019	04/25/2019
500,000	Monthly	09/21/2019	01/21/2020
1,000,000	Annually	12/28/2019	12/28/2021

(1)	450,000 options vested on 03/13/2019, 49,999 options vested on 04/13/2019, 49,999 options vested on 05/13/2019 and 50,002 options vested on 06/13/2019.

A summary of the status of the options outstanding at December 31, 2020 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	38,488,570	6.68	$0.06	36,960,099	6.67	$0.06
$0.10 - $0.84	13,230,885	1.94	0.42	13,230,885	1.94	0.42
$1.10 - $1.90	4,942,060	1.72	1.63	4,942,060	1.72	1.63

	56,661,515	5.14	$0.28	55,133,044	5.09	$0.29

Compensation expense of $75,669, and $249,116, has been recognized for the vested options for the years ended December 31, 2020 and 2019, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2020 was $0. At December 31, 2020, (i) $15,639 of unamortized compensation expense for time-based unvested options will be recognized over the next 1.01 years on a weighted average basis; and (ii) $38,784 of unamortized compensation expense for performance-based unvested options will be recognized as the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. At December 31, 2020, management, based on its financial expectations for 2021, did not consider the vesting of the remaining 25% of the option grant to be probable.

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

At December 31, 2020, the weighted average shares outstanding excluded options to purchase 56,661,515 shares of common stock of the Company, warrants to purchase 24,619,623 shares of common stock of the Company and 107,025,597 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

At December 31, 2019, the weighted average shares outstanding excluded options to purchase 60,676,568 shares of common stock of the Company, warrants to purchase 26,688,373 shares of common stock of the Company and 99,968,391 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company calculates its deferred tax assets and liabilities using the federal tax rate of 21% and the effective state rates, net of federal benefits of 2.4%.

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carry forward	$25,568,569	$24,957,921
Stock-based compensation	1,699,706	1,688,461
Fixed assets	693,139	744,372

Total deferred tax assets	27,961,414	27,390,754

Deferred tax liabilities:
Less: valuation allowance	(27,961,414)	(27,390,754)
	$-	$-

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire deferred tax asset balance. The valuation allowance increased by $570,660 and $842,145 in the year ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had net operating loss carry-forwards of $107,472,589 for federal income tax purposes and $72,001,202 for state and local income tax purposes. The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2040 and state loss carry-forwards expire from 2025 through 2040, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2020 and 2019.

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

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2020		December 31, 2019

Federal statutory rate	$(690,419)	21.0%	$(1,254,358)	21.0%
State income taxes	(88,957)	2.7%	(160,249)	2.7%
Change in valuation allowance	722,966	(21.9)%	1,360,717	(22.9)%
Miscellaneous	(57,410)	(1.8)%	53,890	(0.8)%
	$—	0.0%	$—	0.0%

NOTE 14 – RELATED PARTIES

On November 13, 2019, Overlook Investments, LLC (“Overlook”), whose managing member is Ali Zamani, a director of the Company, loaned $200,000 to the Company under a loan agreement. The loan was unsecured.  There was no interest rate specified.  The loan matured on the earliest of (i) the date on which Company has received exploration payments totaling $250,000 from Tintic Copper and Gold, Inc., (ii) the date on which Tintic Copper and Gold defaults on its obligations under the Exploration Agreement and Option to Purchase and (iii) date on which the Company files for bankruptcy. The Company paid off the loan from Overlook by paying Overlook $250,000 upon the receipt of an exploration license payment made by Continental Minerals Corporation to the Company in February 2020. Mr. Zamani was a director of the Company until he resigned on April 30, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

On January 1, 2017, the Company moved its headquarters to a temporary location. The Company paid a monthly rent of $6,000 through March 31, 2017 for the temporary office. On March 16, 2017, the Company entered into a 5-year lease agreement for permanent office space, base rent payment is approximately $9,400 per month, subject to annual adjustments. On July 1, 2020 the Company entered into an agreement to sublet its New York corporate office through the end of the term of its lease agreement.

Rent expense is calculated using the straight-line method based on total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2020:

Year	Amount

2021	$116,649
2022	29,376

$146,025

NOTE 16 – SIGNIFICANT CONTRACTS

On November 23, 2020 the Company entered into a Exclusivity and Collaboration Agreement with a Korea-domiciled manufacturer {“Purchaser”) of specialty industrial equipment. As part of the agreement the Buyer purchased 334 tons of halloysite clay located at the Dragon Mine (Eureka, UT) for total proceeds of $1,000,000.

For a period of ten (10) years from the Effective Date (“Initial Term”), AMI will exclusively work with the Purchaser to commercialize the use of halloysite clay and/or its derivatives for use in a battery technology for the Korean Market (the Korean Market is defined as companies domiciled in Korea that manufacture, market and/or sell battery technologies in Korea, outside Korea or both).

Upon the successful development of halloysite clay and/or its derivatives for use in a battery technology, the Purchaser and AMI will negotiate in good faith and agree upon the calculation and other terms of a quarterly payment (“Sales Royalty Payment”) to be paid to AMI by the Purchaser. The Sales Royalty Payment will be based on a percentage of sales generated by the Purchaser of halloysite and/or its derivatives in a battery technology for the Korean Market.

If AMI or the Purchaser terminates the Agreement prior to the second anniversary of the Effective Date, AMI will make a commercially reasonable effort to sell any remaining balance of the Initial Halloyaite Clay Purchase to one or more third parties on behalf of the Purchaser.

The Term of the Agreement will renew after the Initial Term for additional five (5) year periods unless terminated by either the Purchaser or AMI.

The Agreement contains other standard conditions with respect to intellectual property, confidential information, governing law and dispute resolution.

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

NOTE 17 – SUBSEQUENT EVENTS

Paycheck Protection Program Loan  - Second Draw

On February 25, 2021 the Company entered into a second promissory note (“Second PPP Loan”) in the amount of $264,472 from Bank of America, N.A. under the Paycheck Protection Program. The terms of the Second PPP Loan are similar to the PPP Loan the Company entered into on May 5, 2020.

On March 1, 2021, the Company applied for and was granted full forgiveness of the PPP Loan it entered into on May 5, 2020 in the amount of $223,075.

Series B Convertible Preferred Stock

On February 17, 2021 the Company issued 95,000 shares of Series B Preferred Stock at a stated price of $1.0842 per share for cash proceed of $100,000, net of $3,000 of legal fees. Each share of Series B Preferred Shares carry an annual dividend in the amount of twelve percent (12%) of the stated value ($95,000), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. The Company has the right to redeem all or any portion of the shares within 180 days following the issuance day.

The Holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the Issuance Date, to convert all or any part of the outstanding Series B Preferred Stock into fully paid and non-assessable shares of Common Stock. The conversion price shall equal the 61% multiplied by the Market Price (representing a discount rate of 39%). “Market Price” means the lowest trading price for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the date upon which the Series B Preferred Stock is converted.

Conversion of Series B Preferred Stock

On August 21, 2020 the Company issued 128,000 shares of Series B Preferred Stock. On February 22, 2021 the holder of the Series B Preferred Stock, issued in August of 2020, sent a notice of conversion to the Company. The holder requested the conversion of 50,000 shares of Series B Preferred Stock plus 3,000 shares of Series B Preferred Stock representing accrued dividends. The Company issued 2,409,091 shares upon conversion per the terms of the Series B Preferred Stock.

On February 25, 2021 the holder of the Series B Preferred Stock, issued in August of 2020 sent a notice of conversion to the Company. The holder requested the conversion of 78,000 shares of Series B Preferred Stock plus 4,680 shares of Series B Preferred Stock representing accrued dividends. The Company issued 3,758,182 shares upon conversion per the terms of the Series B Preferred Stock.

As of February 25, 2021 there were no shares outstanding of the Series B Preferred Stock issued in August 2020.

In January 2021 a former employee exercised on a net basis options to purchase 2,000,000 shares of common stock for $0.06 per share. The Company issued 800,000 shares of common stock upon the exercise of the options.

In January 2021 an employee exercised options on a net basis to purchase 250,000 shares of common stock at $0.05 per share. The Company issued 125,000 shares of common stock upon the exercise of the options.

In February 2021 a former employee exercised options, on a net basis, to purchase 7,278,689 shares of common stock for $0.06 per share. The Company issued 2,911,475 shares of common stock upon the exercise of the options.

In March 2021 the Company issued 1,162,792 shares of common stock to an employee as a bonus per the terms of an employment agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2020 and 2019, there were no disagreements with our independent registered public accounting firms.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2020.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the chief executive officer and chief financial officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2020 due to the material weaknesses defined below. In arriving at that conclusion, we considered the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act ("SOX").

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

Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2020, our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Internal Control Remediation Efforts

Management has taken the following steps to remedy the material weaknesses in our internal control over financial reporting:

1.	During the third calendar quarter of 2018, management engaged an experienced accounting consultant to (i) assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements (ii) and develop a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements. Additionally, management may further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2021 if the necessary resources become available.

2.	The Company’s accounting consultant will continue to assist management with strengthening its internal controls in 2021.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Mario Concha	80	Chairman since 2016; Director since 2013;	President, Mario Concha and Associates
Robert T. Betz	78	Director since 2014	Owner, Personal Care Ingredients
John F. Levy	65	Vice Chairman since 2016; Director since 2008	CEO of Board Advisory
Geoffrey Scott	72	Director since 2019	Private Investor
Christopher T. Carney	50	Officer since 2015; Director and CEO since October 2020	CEO and CEO of the Company

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

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

John F. Levy, Vice Chairman and Director

Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting, and financial strategies. Mr. Levy served as the Chief Executive Officer of Sticky Fingers Restaurant, LLC, a South Carolina based barbeque restaurant chain, and has held this position from August 2019 to May 2020. Mr. Levy previously served as a business consultant with Sticky Fingers Restaurants, LLC from February 2019 to August 2019. In addition to his service on Applied Minerals, Inc. board of directors, Mr. Levy has been a director, chairman of the Audit Committee, and a member of the Governance and Nominating Committee, of Washington Prime Group, a Real Estate Investment Trust, since 2016 and Happiness Biotech Group Limited (since October 2019), a Chinese-based nutraceutical and dietary supplements company. Mr. Levy was a director, chairman of the Governance and Nominating Committee, and a member of the Audit and Compensation Committees of Takung Art Co., Ltd., an operator of an electronic online platform for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork from February 2016 to June 2019. He was a director of China Commercial Credit, a publicly held Chinese micro-lender, from 2013 to 2016. He was a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly held company that specialized in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies from 2009 to 2016.

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

Mr. Levy is a frequent speaker on the roles and responsibilities of Board members and audit committee members. He has authored The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, Financing, Ethics and Sustainability: A 4-way Path to Success, Finance and Innovation: Reinvent Your Department and Your Company, Predicting the Future: 21st Century Budgets and Projections and Heartfelt Leadership: How Ethical Leaders Build Trusting Organizations. All courses have been presented to state accounting societies. Mr. Levy is a Certified Public Accountant with several years of experience. Mr. Levy is a graduate of the Wharton School of the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia. Mr. Levy has completed the National Association of Corporate Directors’ Board Leadership Fellow program of study.

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

Christopher T. Carney, Chief Executive Officer, Chief Financial Officer, Director

Mr. Carney is President and CEO and has served in those positions since October 22, 2020. Mr. Carney has also served as the Company’s CFO since August 2015.

From February 2009 through May 2012, Mr. Carney was the Interim Chief Financial Officer of the Company. From May 2012 through August 2015, Mr. Carney was a VP of Business Development for the Company. Mr. Carney was appointed Chief Financial Officer of the Company in August 2015 when the previous Chief Financial Officer resigned. He retained his position as Vice President of Business Development. From March 2007 until December 2008, Mr. Carney was an analyst at SAC Capital/CR Intrinsic Investors, LLC, a hedge fund, where he evaluated the debt and equity securities of companies undergoing financial restructurings and/or operational turnarounds. From March 2004 until October 2006, Mr. Carney was a distressed debt and special situations analyst for RBC Dain Rauscher Inc., a registered broker-dealer. Mr. Carney graduated with a BA in Computer Science from Lehman College and an MBA in Finance from Tulane University.

Key attributes, experience and skills: He has worked for the Company in a number of capacities since January 2009. Since August 2015 he has been the Company’s Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2020.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Chief Executive Officer and our senior financial officers. A copy of our Code of Conduct and Ethics is posted on our website at www.appliedminerals.com and can be obtained at no cost by mail at: Applied Minerals, Inc., PO Box 432 Eureka, UT 846289. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

Board Meetings

There were thirteen meetings of the Board of Directors, eleven meetings of the Operations Committee, six meeting of the Compensation Committee, eight meetings of the Audit Committee, and four meetings each of the Governance and Nominating Committee and the Health, Safety and Environment Committee held in 2020. Every director attended at least 75% of all board meetings and all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board

The following sets forth the Committees of the Board and membership of the committees as of December 31, 2020. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Carney.

	Audit Committee	Governance and Nominating Committee	Compensation Committee	Health, Safety and Environment Committee	Operations Committee
Mario Concha		X		X	X
Robert Betz	X	X	X*	X*	X*
John Levy	X*	X*	X
Geoffrey Scott	X		X
Christopher T Carney

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

Geoffrey Scott

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

There were no interlocks during 2020.

Shareholder Communications to the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to Applied Minerals, Inc. Board of Directors, c/o President & CEO, PO Box 432, Eureka, UT 84628. The President will receive the correspondence and forward it to the individual director or directors to whom the communication is directed or to all directors, if not directed to one or more specifically.

Section 16(a) beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2020.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Cash Bonus ($)		Option Award ($) (1)	Total ($)
Andre M. Zeitoun (2)	2020	-0-		-0-		-0-	-0-
	2019	199,792		-0-		-0-	199,792
	2018	350,000		75,000	(5)	-0-	425,000

Mario Concha (7)	2020	16,667	(6)	-0-		-0-	16,667
	2019	-0-		-0-		-0-	-0-

Christopher Carney (7)	2020	113,848	(3)	-0-		-0-	113,848
	2019	132,680		-0-		-0-	132,680
	2018	200,000		20,000	(5)	-0-	220,000

William Gleeson (2)	2020	105,678	(4)	-0-		-0-	105,678
	2019	165,711		-0-		-0-	165,711
	2018	250,000		20,000	(5)	-0-	270,000

(1)	Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to Note 10 to the Notes to Consolidated Financial Statements found in Item 8, Part II of this document. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the amount that will be recognized as income by the named executive officers o the amount that will be recognized as a tax deduction by the Company, if any, upon exercise. The options awards were valued using the Black Scholes Option Valuation Model.
(2)	Mr. Zeitoun resigned as President and CEO on September 9, 2019. Mr. Gleeson resigned as General Counsel on April 5, 2020.

(3)	Mr. Carney’s salary included $84,682 of salary deferred between July 15, 2019 and January 31, 2020. At December 31, 2020 the Company owes Mr. Carney $120,833 in accrued but unpaid salary.
(4)	Mr. Gleeson’s salary included $105,679 of salary deferred between July 15, 2019 and January 31, 2020. At December 31, 2020 the Company owes Mr. Gleeson $41,667 in accrued but unpaid salary.
(5)	On January 2019, the Board of Directors, on the recommendation of the Compensation Committee, granted to Mr. Zeitoun, Mr. Carney and Mr. Gleeson bonuses for service in 2018 of $75,000, $20,000 and $20,000, respectively. The performances were based on performance in 2018.
(6)	At December 31, 2020 the Company owed Mr. Concha $183,571 of deferred salary.
(7)	Mr. Concha was appointed CEO on September 9, 2019 and stepped as CEO on October 22, 2020. Mr. Carney was appointed CEO on October 22, 2020 and retained his title of CFO. Mr. Carney’s salary beginning May 1, 2020 is $150,000 per year.

Pensions

The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control.

In accordance with SEC rules, the following statements are based on the assumption that the triggering event took place on December 31, 2020.

Mr. Carney. In the event Mr. Carney was terminated by the Company without Cause or he terminated his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) an amount equal to six months of COBRA payments over a period of two months. Mr. Carney's base salary was $150,000.

Plan-Based Awards

There were no plan-based awards granted in 2020.

Outstanding Equity Awards at December 31, 2020

The following table provides information on the holdings as of December 31, 2020 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Mario Concha	03-14-14	50,000	—	—	$0.83	03-13-24
	02-12-15	50,000	—	—	$0.66	02-12-25
	01-01-16	50,000	—	—	$0.28	01-01-26
	01-06-16	43,885	—	—	$0.29	01-06-21
	01-29-16	80,000	—	—	$0.28	01-29-21
	05-11-16	30,000	—	—	$0.25	05-11-21
	05-11-16	600,000	—	—	$0.25	05-11-21
	08-01-16	70,000	—	—	$0.25	08-01-26
	05-23-17	70,000	—	—	$0.25	05-23-22
	05-24-17	70,000	—	—	$0.25	05-24-22
	08-18-17	3,666,667	—	—	$0.06	08-18-27
	12-07-17	140,000	—	—	$0.25	12-07-22
	04-25-19	500,000	—	—	$0.04	04-25-29
Christopher T. Carney	02-08-11	580,930	—	—	$0.83	01-01-22
	11-20-12	580,931	—	—	$1.66	11-20-22
	06-10-14	75,000	—	—	$0.84	06-10-24
	02-05-15	50,000	—	—	$0.68	02-05-25
	05-11-16	248,344	—	—	$0.24	05-11-21
	07-06-16	500,000	—	—	$0.16	08-05-21
	08-18-17	3,585,413	1,195,138	—	$0.06	08-18-27
William Gleeson	08-18-11	900,000	—	—	$1.90	08-18-21
	11-20-12	72,406	—	—	$1.66	11-20-22
	06-10-14	600,000	—	—	$0.84	06-10-24
	05-11-16	248,344	—	—	$0.24	05-11-21
	08-18-17	2,812,079	—	—	$0.06	08-18-27

Options Exercised and Stock Vested

None of the Named Executive Officers has exercised any options, SARs or similar instruments and none had any stock awards, vested or unvested.

Director Compensation for the Year Ended December 31, 2020

The following sets forth compensation to our directors in 2020. The fees payable to directors are $50,000 per year and $10,000 per year for chairman of the Board and $10,000 per year for chairman of a committee, except the Operations Committee (“Board Fees”). The fees payable for the Operations Committee are $150,000 for the chairman and $62,500 for the member who is an independent director (“Operations Committee Fees”). The Board Fees vested quarterly. The Operations Committee Fees vested on May 1, 2020. The Board Fees for Mr. Barry were granted to funds managed by his employer. Beginning the last quarter of 2018, Board Fees have been accrued but not paid. The Board Fees may be paid in cash or equity in the future, to be determined by the Board.

Name	Fees Earned or Paid in Cash ($)(3)	Common Stock Awards ($)	Options Awards ($)(4)	Total ($)

Mario Concha	122,500	-0-	-0-	122,500

Michael Barry (1) (5)	37,500	-0-	-0-	37,500

Robert Betz (6)	220,000	-0-	-0-	220,000

John Levy	70,000	-0-	-0-	70,000

Michael Pohly (5)	25,000	-0-	-0-	25,000

Geoffrey Scott	50,000	-0-	-0-	50,000

Ali Zamani (5)	25,000	-0-	-0-	25,000

Alexandre Zyngier (5)	37,500	-0-	-0-	37,500

Christopher Carney (2)	-0-	-0-	-0-	-0-

(1)	At Mr. Barry’s request, the fees were paid to funds managed by his employer.

(2)	Mr. Carney was not separately compensated for services as a director. Mr. Carney was appointed a director on October 22, 2020.

(3)	Amounts represent fees earned for service for the period from January 1, 2020 through December 31,2020. These amounts have been accrued but not yet paid as of December 31, 2020.

(4)	Black Scholes value at grant date

(5)	Messrs. Pohly and Zamani resigned from the Board on April 13, 2020 and April 30, 2020, respectively. Messrs. Barry and Zyngier resigned from the Board on October 20, 2020.

(6)	During 2021 Mr. Betz’s compensation for serving as Chairman of the Operations Committee will be reduced to $62,500 from $150,000.

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

Compensation of Mr. Zeitoun

Mr. Zeitoun resigned as CEO on September 9, 2019.

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

Compensation for Mr. Carney

2018 Compensation

On the recommendation of the Compensation Committee, the Board determined 2018 compensation to be as follows for Mr. Carney: Salary — $200,000; Bonus — $20,000. The bonus was determined on January 31, 2019 and was payable in 2019.

2019 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Carney’s 2019 compensation to be as follows: Salary— $200,000.

2020 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Carney’s 2020 compensation to be as follows: Salary— $200,000. On May 1, 2020 Mr. Carney’s salary was reduced to $150,000.

Compensation for Mr. Gleeson

2018 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Gleeson’s 2018 compensation to be as follows: Salary — $200,000; Bonus — $20,000. The bonus was determined on January 31, 2019 and to be payable in 2019.

2019 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Gleeson’s 2019 compensation to be as follows: Salary — $250,000.

2020 Compensation

On the recommendation of the Compensation Committee, the Board determined Mr. Gleeson’s 2020 compensation to be as follows: Salary — $250,000. Mr. Gleeson resigned on April 5, 2020. Mr. Gleeson’s salary, from February 1, 2020 through his date of resignation, was deferred. At December 31, 2020 Mr. Gleeson was owed $41,667 in deferred salary.

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

Geoffrey Scott

John Levy

Robert Betz

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management Ownership Tables

The following table sets forth, as of April 15, 2021, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 195,105,089 shares of common stock outstanding as of April 15, 2021 plus the shares that a person has a right to acquire within 60 days of April 15, 2021.

	Number of Shares of	Percentage of Common
	Common Stock Beneficially	Stock Beneficially
Name and Address (1)	Owned (2)	Owned
Mario Concha (3) (4)	8,569,884	4.3
Robert Betz (3) (5)	4,010,404	2.0
John Levy (3) (6)	3,143,301	1.6
Geoffrey Scott (3) (13)	8,660,210	4.4
Christopher T. Carney (3) (8) (14)	6,402,104	3.2
All Officers and Directors as a Group	30,785,903	14.5
IBS Capital, LLC (7)	38,156,185	18.2
Samlyn Capital, LLC (9)	55,808,415	23.2
Berylson Master Fund, L.P. (10)	13,636,982	6.5
Kingdon Capital Management, LLC (11)	22,323,972	10.3
Masato Katayama (12)	16,334,335	8.3

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., PO Box 432, Eureka, UT 84628.
(2)	Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of April 15, 2021 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)	Director
(4)	Mr. Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 43,885 shares of common stock at $0.285 per share expiring in January, 2021; (v) options to purchase 30,000 shares of common stock at $0.25 per share and expiring in May, 2021; options to purchase 600,000 shares of common stock at $0.25 per share expiring in May, 2021; (vi) options to purchase 70,000 shares of common stock at $0.25 per share expiring in August, 2026; (vii) options to purchase 140,000 shares of common stock at $025 per share expiring in May, 2022; (viii) options to purchase 3,666,667 shares of common stock expiring at $0.06 per share in August 2027; (ix) options to purchase 140,000 shares of common stock at $0.25 per share expiring in December, 2022; (x) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; and (xi) June 2018 Warrants to purchase 1,000,000 shares of common stock at $0.15 per share expiring in June, 2021.
(5)	Mr. Betz’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share, vesting equally on March 31, June 30, September 30 and December 31, 2016 and expiring in January, 2026; (iv) options to purchase 33,937 shares of common stock at $0.29 per share expiring in January, 2026; (v) options to purchase 64,815 shares of common stock at $0.28 per share expiring in January 2026; (vi) options to purchase 50,000 shares of common stock at $0.25 per share expiring in May, 2026; (vii) options to purchase 60,000 shares of common stock at $0.25 per share expiring in August, 2026; (viii) options to purchase 140,000 shares of common stock at $0.25 per share expiring in May, 2022; (ix) options to purchase 2,208,334 shares of common stock at $0.06 per share expiring in August, 2027; (x) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; and (xi) June 2016 Warrants to purchase 100,100 shares of common stock at $0.25 per share expiring in 2021.

81

(6)

Mr. Levy’s holdings include: (i) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (ii) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (iii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iv) options to purchase 50,000 shares of common stock at $0.28 per share, and expiring in January, 2026; (v) options to purchase 51,170 shares of common stock at $0.29 per share expiring in January, 2026; (vi) options to purchase 37,500 shares of common stock at $0.25 per share expiring in May 2021; (vii) options to purchase 70,000 shares of common stock at $0.25 per share expiring in August, 2026; (viii) options to purchase 120,000 shares of common stock for $0.25 per share expiring in May, 2022; (ix) options to purchase 1,000,000 shares of common stock at $0.06 per share expiring in August, 2027; (x) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; (xi) June 2016 Warrants to purchase 100,100 shares of common stock at $0.25 per share expiring in June, 2021 and (xii) June 2018 Warrants to purchase 125,000 shares of common stock at $0.15 per share expiring in June 2021.

(7)

IBS Capital LLC is deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 15,252,583 shares of common stock; (ii) 7,876,059 shares of common stock issuable upon conversion of Series A Notes; (iii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2026 (iv) June 2016 Warrants to purchase 244,745 shares of common stock at $0.25 per share expiring in June, 2021; (v) options to purchase 30,100 shares of common stock at $0.25 per share expiring in August, 2026; (vi) options to purchase 64,000 shares of common stock at $0.25 per share expiring May, 2022; and (vii) December 2017 PIK Note Warrants to purchase 601,060 shares of common stock at $0.10 per share expiring in December, 2022.

The IBS Turnaround Fund, L.P. owns (i) 7,305,997 shares of common stock; (ii) 3,922,130 shares of common stock issuable upon conversion of the Series A Notes; (iii) June 2016 Warrants to purchase 124,625 shares of common stock at $0.25 per share expiring in June, 2021; (iv) options to purchase 16,000 shares of common stock at $0.25 per share expiring in August, 2026; (v) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2022; and (vii) December 2017 PIK Note Warrants to purchase 299,317 shares of common stock at $0.10 per share expiring in December, 2022.

The IBS Opportunity Fund, Ltd. owns (i) 1,475,154 shares of common stock; (ii) 765,263 shares of common stock issuable upon conversion of the Series A Notes; (iii) June 2016 Warrants to purchase 31,031 shares of common stock at $0.25 per share expiring in June, 2021; (iv) options to purchase 3,900 shares of common stock at $0.25 per share expiring in August, 2026; (v) options to purchase 6,000 shares of common stock at $0.25 per share expiring in May, 2022; and (vi) December 2017 PIK Note Warrants to purchase 58,400 shares of common stock at $0.10 per share expiring in December, 2022.

(8)	Mr. Carney’s holdings include: (i) options to purchase 580,930 shares of common stock at $0.83 per share expiring in January, 2022; (ii) options to purchase 580,931 shares of common stock at $1.66 per share expiring in November, 2022; (iii) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (iv) options to purchase 50,000 shares of common stock at $0.68 per share expiring in February, 2025; (v) options to purchase 248,344 shares of common stock at $0.24 per share expiring in May 2021; (vi) options to purchase 500,000 shares of common stock at $0.16 per share expiring in August, 2021; and (vii) options to purchase 3,585,413 shares of common stock at $0.06 per share expiring in August, 2027.
(9)

Samlyn Onshore Fund, LP owns (i) 4,027,973 shares of common stock, (ii) 14,427,875 shares of common stock issuable upon conversion of the Series A Notes, (iii) options to purchase 44,097 shares of common stock at $0.06 per share expiring in August, 2027, (iv) options to purchase 136,000 shares of common stock at $0.04 per share expiring in April, 2029 and (v) warrants to purchase 1,101,062 shares of common stock at $0.10 per share expiring in December, 2022. The reported securities are directly owned by Samlyn Onshore Fund, LP and may be deemed to be indirectly beneficially owned by (i) Samlyn Capital, LLC as the investment manager of Samlyn Onshore Fund, LP and (ii) Samlyn Partners, LLC (“Samlyn Partners”), as the general partner of Samlyn Onshore Fund, LP.  The reported securities may also be deemed to be indirectly beneficially owned by Robert Pohly as the principal of Samlyn Capital, LLC and Managing Member of Samlyn Partners.

Samlyn Offshore Master Fund, Ltd. owns (i) 6,483,443 shares of common stock, (ii) 27,031,543 shares of common stock issuable upon conversion of the Series A Notes, (iii) options to purchase 129,514 shares of common stock at $0.06 per share expiring in August, 2027, (iv) options to purchase 364,000 shares of common stock at $0.04 per share expiring in April, 2029 and (v) warrants to purchase 2,062,909 shares of common stock at $0.10 per share expiring in December, 2022. The reported securities are directly owned by Samlyn Offshore Master Fund, Ltd. and may be deemed to be indirectly beneficially owned by (i) Samlyn Capital, LLC as the investment manager of Samlyn Offshore Master Fund, Ltd., and (ii) Robert Pohly as the principal of Samlyn Capital, LLC.

Samlyn Capital, LLC, Samlyn Partners and Robert Pohly disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interests therein, and this report shall not be deemed an admission that any of them are the beneficial owners of the securities for purposes of Section 16 of the Exchange Act or for any other purpose. The address of Samlyn Capital, LLC is 500 Park Avenue, New York, N.Y. 10022.

(10)	James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. Of the 13,636,982 shares owned by the Berylson Master Fund, L.P., 11,838,887 shares are issuable upon conversion of Series 2023 Notes owned by the Berylson Master Fund, L.P. and 1,798,095 shares are issuable upon the exercise of warrants owned by the Berylson Master Fund, L.P. The address of Berylson Capital Partners, LLC, 200 Clarendon Street, Boston, MA 02116.
(11)	Kingdon Capital Management, LLC, 152 West 57th Street, 50th Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. M. Kingdon Offshore Mast Fund, L.P. owns (i) 19,963,607 shares through the conversion of its ownership of the Series 2023 and Series A Convertible PIK Notes, (ii) options to purchase 277,777 shares of common stock at $0.12 per share and (iii) 2,082,588 shares upon the exercise of warrants at $0.10 per share. Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.
(12)	Mr. Katayama is the President of Fimatec, LTD (Japan) a producer and distributor of specialty minerals. In March, 2016 Applied Minerals, Inc. and Fimatec LTD entered into an agreement in which Fimatec LTD agreed to be the exclusive distributor of the Company’s halloysite-based DRAGONITE for the Japanese market. In June, 2016 Fimatec LTD purchase 3,333,334 units from the Company in exchange for $400,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.3 shares of the common stock of the Company with a whole share costing 3.3 warrants and $0.25. In August, 2017, SK Logistics (Singapore) PTE LTD purchased 10,000,000 million units from the Company in exchange for $400,000. Each unit consisted of one share of common stock of the Company and a warrant to purchase 0.25 shares of common stock of the Company exercisable at $0.04 per share. In March and June of 2018, SK Logistics (Singapore) PTE LTD exercised warrants to purchase a total of 2,000,000 shares of common stock at $0.04 per share. Mr. Katayama is deemed to beneficially own these shares. The address of each entity is Ochaanimizu Center Bldg, 5F 2-23-1 Kanda Awaji-cho Chiyoda-ku, Tokyo, Japan 101-0063.
(13)	Mr. Scott’s holdings include: (i) warrants to purchase 210,210 shares of common stock at $0.25 per share expiring in June 2021 and (ii) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029.
(14)	Executive officer.

Equity Compensation Plans

Plans Approved by Stockholders

Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000.  The number of shares subject to the 2016 IP was 15,000,000.

Plans Not Approved by Stockholders

Prior to the adoption of the 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements. As of December 31, 2020, only 4,104,653 options under such individual arrangements are outstanding.

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

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company granted options to purchase 39,305,011 shares of common stock under the 2017 IP of which 35,389,958 were outstanding at December 31, 2020.

Equity Compensation Information

As of December 31, 2020

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,803,249	$0.59	10,096,751
Equity compensation plans not approved by security holders (2)	42,858,266	$0.18	4,116,387
Total	56,661,515	$0.28	14,213,138

(1)	Includes 7,140,000 options granted under the 2016 IP and 6,663,249 options granted under the 2012 LTIP.

(2)	Includes 1,993,655 options granted under the 2016 LTIP, 35,889,958 options granted under the 2017 IP and 4,974,653 options granted under individual arrangements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The directors who are deemed to be independent under the independence standards of NASDAQ (the independence standard used by the Company) are Messrs. Levy, Concha, Betz, and Scott. The members of the Audit Committee, Messrs. Levy, Scott and Carney are also independent under the enhanced independence standards of Section 10A-3 of the Securities Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey LLP (“MaloneBailey”) was selected by our Board of Directors as the Company’s independent registered public accounting firm for the years ending December 31, 2020 and 2019 and as our independent registered public accounting firm reviewed the interim financial statements for the three and nine months ended September 30, 2020 and 2019.

The following table presents fees for services rendered by MaloneBailey, the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2020 and 2019.

	January 1, 2020 through December 31, 2020	January 1 through December 31, 2019

Audit Fees (1)	$97,500	$97,500
Tax Fees	-0-	6,500

Total	$104,000	$104,000

(1)	Audit fees includes fees for the audit of the annual financial statements and the review of the financial statements for the quarters and represent the aggregate fees paid for professional services including: (i) audits of annual financial statements and (ii) reviews of quarterly financial statements

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	2012 Short Term Incentive Plan	(8)
10.6	Form of Stock Grant	(9)
10.7	2016 Long Term Incentive Plan and form of option agreement	(10)
10.8	2016 Incentive Plan and form of option agreement	(11)
10.9	Form of warrant issued in June, 2016	(12)
10.10	Form of loan agreement with Overlook Investments, LLC	*
10.11	Exclusivity and Collaboration Agreement	*
10.13	2017 Incentive Plan	(13)
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed March 30, 2016
(2)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on August 5, 2013
(3)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(4)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(5)	Incorporated by reference to Exhibit 99.4 included in the Registrant's Current Report on Form 8-K, filed on November 5, 2014
(6)	Incorporated by reference to Exhibit 99.1 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(8)	Incorporated by reference to Exhibit 99.3 included in the Registrant's Current Report on Form 8-K, filed on November 26, 2012
(9)	Incorporated by reference to Exhibit 10.10 included in the Registrant’s Annual Report of Form 10-K, filed on March 27, 2015
(10)	Incorporated by reference to Exhibit 10.12 included in Registrant’s Registration Statement No. 213752 filed on July 24, 2108
(11)	Incorporated by reference to Exhibit 10.14 included in Registrant’s Registration Statement No. 213752 filed on July 24, 2018
(12)	Incorporated by reference to Exhibit 99.2 included in the Registrant's Current Report on Form 8-K, filed on June 28, 2016
(13)	Incorporated by reference to Exhibit 10.14 included in Registrant’s Registration Statement No. 213752 filed on July 24, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2021.

APPLIED MINERALS, INC.

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BETZ	Director	April 15, 2021
Robert Betz

/s/ MARIO CONCHA	Director	April 15, 2021
Mario Concha

/s/ JOHN LEVY	Director	April 15, 2021
John F. Levy

/s/ GEOFFREY SCOTT	Director	April 15, 2021
Geoffrey Scott

/s/ CHRISTOPHER T. CARNEY	Director	April 15, 2021
Christopher T. Carney

