Form 10-Q
period 2021-03-31
Applied Minerals, Inc.
filed 2021-05-21
CIK 8328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 Silver City Road, PO Box432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

(435) 433-2059
(Issuer’s Telephone Number, Including Area Code)

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☐                           NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

YES  ☐                           NO  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 21, 2021 was 195,105,088.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$543,872	$669,560
Accounts receivable	34,870	67,557
Deposits and prepaid expenses	133,514	190,698
Total Current Assets	712,256	927,815

Operating lease right-of-use assets	109,878	136,308
Land	500,000	500,000

Other Assets
Deposits	336,225	336,184
Total Other Assets	336,225	336,184

TOTAL ASSETS	$1,658,359	$1,900,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,660,738	$2,632,156
Paycheck Protection Program Loan	264,472	223,075
PIK Note interest accrual	306,747	365,121
Current portion of notes payable	83,175	133,081
Current portion of operating lease liabilities	113,773	111,236
Total Current Liabilities	3,428,905	3,464,669

Long-Term Liabilities
PIK Notes payable, net of $984,487 and $1,082,988 debt discount, respectively	45,735,086	45,235,990
Deferred revenue	1,000,000	1,000,000
Operating lease liabilities	-	29,085
Total Long-Term Liabilities	46,735,086	46,265,075

TOTAL LIABILITIES	50,163,991	49,729,744

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 95,000 and 128,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	95	128
Common stock, $0.001 par value, 700,000,000 shares authorized, and 195,105,088 and 183,938,549 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (91,785,167 reserved in Treasury)	195,105	183,939
Additional paid-in capital	74,167,266	74,008,636
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(102,858,602)	(102,012,644)
Total Stockholders’ Deficit	(48,505,632)	(47,829,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,658,359	$1,900,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

REVENUES	$273,672	$152,476

OPERATING EXPENSES:
Production costs	462,166	219,550
Exploration costs	51,590	45,634
General and administrative	389,523	634,935

Total Operating Expenses	903,279	900,119

Operating Loss	(629,607)	(747,643)

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(463,897)	(445,587)
Other income, net	247,546	1,300,255
Total Other (Expense) Income	(216,351)	854,668

NET (LOSS) INCOME	$(845,958)	$107,025

Deemed dividend on Series B Convertible Preferred Stock	(60,738)	-

NET (LOSS) ATTIBUTABLE TO COMMON SHAREHOLDERS	$(906,696)	$107,025

Net (Loss) Income Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	188,243,263	175,571,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2020	183,938,549	$183,939	128,000	$128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

Shares issued for conversion of preferred stock	6,167,273	6,167	(128,000)	(128)	1,641	-	-	7,680

Shares issued in private placement	-	-	95,000	$95	99,905	-	-	100,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	60,738	-	-	60,738

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(60,738)	-	-	(60,738)

Shares issued for cashless options exercise	3,836,475	3,836	-	-	(3,836)	-	-	-

Shares issued in lieu of bonus	1,162,791	1,163	-	-	56,977	-	-	58,140

Stock option compensation expense	-	-	-	-	3,943	-	-	3,943

Net Loss	-	-	-	-	-	-	(845,958)	(845,958)

Balance, March 31, 2021	195,105,088	$195,105	95,000	$95	$74,167,266	$(20,009,496)	$(102,858,602)	$(48,505,632)

Balance, December 31, 2019	175,513,549	$175,514	-	$-	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued to note holder	125,000	125	-	-	1,125	-	-	1,250

Stock option compensation expense	-	-	-	-	6,570	-	-	6,570

Net Income	-	-	-	-	-	-	107,025	107,025

Balance, March 31, 2020	175,638,549	$175,639	-	$-	$73,782,461	$(20,009,496)	$(98,617,908)	$(44,669,304)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.

(An Exploration Stage Mining Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net (loss) income	$(845,958)	$107,025
Adjustments to reconcile net loss to net cash used in operations:
Amortization of discount – notes payable	-	497
Amortization of discount - PIK Notes	98,501	93,462
Amortization of deferred financing costs	-	5,990
Accrued interest on PIK Notes	350,433	343,048
Stock based compensation expense	62,083	6,570
Non-cash lease expense	26,430	24,896
Dividend	7,680	-
Forgiveness of PPP Fund	(223,075)	-
Change in operating assets and liabilities:
Accounts receivable	32,687	23,423
Deposits and prepaids	57,143	80,778
Operating lease liabilities	(26,548)	(24,184)
Accounts payable and accrued liabilities	20,370	65,499
Net cash (used in) provided by operating activities	(440,254)	727,004

Cash Flows from Financing Activities:
Proceeds from notes payable	-	113,750
Proceeds from Paycheck Protection Program Loan	264,472	-
Proceeds from Private Placement	100,000	-
Payments on notes payable	-	(315,625)
Payments on insurance financing	(49,906)	(75,879)
Net cash provided by (used in) financing activities	314,566	(277,754)

Net change in cash	(125,688)	449,250

Cash at beginning of period	669,560	52,793

Cash at end of period	$543,872	$502,043

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,395	$2,069
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Accrued PIK interest paid through issuance of PIK Notes	$408,807	$107,042
Deemed dividend on convertible Preferred Stock Series B due to BCF	$60,738	$-
Stock issued for cashless options exercised	$3,836	$-
Common stock issued to note holders for financing cost	$-	$1,250

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

To date, COVID-19 has had a financial impact on the Company. In particular certain customers have delayed purchases of DRAGONITE due to the impact of COVID-19 on their business. COVID-19 has, to some extent, impacted the Company’s access to certain of its professional advisors. The small size of the Company’s accounting staff as well as the additional responsibilities assumed by management due to COVID-19 may continue to adversely affect the Company’s ability to complete subsequent reports in a timely manner.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 21, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 21, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2020, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 15, 2021.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of May 21, 2021, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of March 31, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the three months ended March 31, 2021 and 2020, revenues from the Company’s largest customer accounted for 56% and 34% of total revenues, respectively. As of March 31, 2021 and 2020, amounts owed from these customers comprised 42% and 63% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at March 31, 2021 and December 31, 2020.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of March 31, 2021 and 2020.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The adoption of ASU 2019-12 had no material impact on the Company’s financial results.

NOTE 4 – LEASES

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Supplemental cash flow information related to leases:	Three months ended March 31, 2021

Operating leases liabilities	$(26,548)
Non-cash lease expense	$26,430

Supplemental balance sheet information related to leases:	As of March 31, 2021

Operating lease Right-of-use assets	$109,878

Current portion of operating lease liabilities	$113,773
Long-term operating lease liabilities	-
Total operating lease liabilities	$113,773

Weighted average remaining operating lease term	1.00 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2021:

2021 (remaining nine months)	$88,128
2022	29,376
Total lease payments	117,504
Less: imputed interest	(3,731)
Total lease liabilities	$113,773

In July 2020, the Company entered into a sublease agreement with respect to its N.Y. office. The sublease agreement expires in April 2022. The base rent of the sublease agreement is $7,048.50 per month and increases by 2.5% in July 2021.

The Company entered into an agreement to sublet a portion of its office space. The sublease is considered to be an operating lease and the Company has not been released from its obligations under the March 16, 2017, 5-year lease agreement. The Company recognizes income from sublease on a straight-line basis over the term of the sublease, as a reduction to lease expense. The sublease is not measured under ASC 842 since the Company remains the primary obligor under the original lease and the sublease is considered to be an operating lease.

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	March 31, 2021	December 31, 2020
Cash Bond (Mine Permit deposit)	$297,057	$297,016
Office Lease Security Deposit	39,168	39,168
Total	$336,225	$336,184

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020

Note payable to insurance companies, payable $1,839 – $15,124 monthly, (a)	$83,175	$133,081
	83,175	133,081
Less: Current Portion	(83,175)	(133,081)

Notes Payable, Long-Term Portion	$-	$-

(a)	On October 2020, the Company signed two notes payable with interest rate of 4.04% and 6.89% with an insurance company for liability insurance, payable in 10 monthly installment payments which started on November 2020.

During the three months ended March 31, 2021 and 2020, the Company's interest payments totalled $985 and $2,069, respectively.

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

On February 25, 2021, the Company entered into a second promissory note (“Second PPP Loan”) in the amount of $264,472 from Bank of America, N.A. under the Paycheck Protection Program. The terms of the Second PPP Loan are similar to the PPP Loan the Company entered into on May 5, 2020.

On March 1, 2021, the Company applied for and was granted full forgiveness of the PPP Loan it entered into on May 5, 2020 in the amount of $223,075.

NOTE 8 – CONVERTIBLE DEBT

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

Key Terms	Series 2023 Notes	Series A Notes
Inception Date	08/01/2013	11/03/2014
Cash Received	$10,500,000	$12,500,000
Principal (Initial Liability)	$10,500,000	$19,848,486
Maturity (Term)	Matures on August 1, 2023, but convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;	Matures on May 1, 2023 but extends to August 1, 2023 if the Series 2023 Notes are still outstanding. Convertible into shares of the Company’s common stock at the discretion of the holder or by the Company based on the market price of the Company’s stock;
Exercise Price	$0.57, adjusted downward based on anti-dilution provisions/down-round protection	$0.37, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semi-annually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semi-annually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model.

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

As of March 31, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,509,741	$29,209,832	$46,719,573
Less: Discount	-	(984,487)	(984,487)
PIK Note Payable, Net	$17,509,741	$28,225,345	$45,735,086

As of December 31, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,249,430	$29,069,548	$46,318978
Less: Discount	-	(1,082,988)	(1,082,988)
PIK Note Payable, Net	$17,249,430	$27,986,560	$42,235,990

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

During the three months ended March 31, 2021, the Company amortized $98,501 of debt discount relating to the Series A Notes Payable and issued additional PIK Notes of $263,386 in lieu of cash interest payments. The carrying value of the Series A Notes Payable as of March 31, 2021 was $28,225,345.

As of March 31, 2021, the Company was in compliance with the covenants of the Series A Notes.

As of March 31, 2021, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,392,764, $2,796,820 and $271,748, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At March 31, 2021, IBS Capital, LLC owned 13% of the shares of the common stock of the Company.

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

During the three months ended March 31, 2021, the Company issued additional PIK Notes of $145,509 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,509,741 as of March 31, 2021.

As of March 31, 2021, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At March 31, 2021 and December 31, 2020, 95,000 and 128,000 shares of preferred stock were issued and outstanding, respectively.

2021

During the three months ended March 31, 2021, 95,000 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $100,000, net of $3,000 legal fees.

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

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $60,738 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. On March 31, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $14,172.

2020

During the year ended December 31, 2020, 128,000 shares of Series B Preferred Stock were issued at a stated price of $1.00 per share for cash proceeds of $125,000, net of $3,000 legal fees.

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

At the time of issuance, the Company evaluated the nature of Series B Preferred and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $81,836 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. For the year ended December 31, 2020, the Company recorded deemed dividend on Convertible Series B Preferred Stock of $81,836.

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock with a $0.001 par value per share.

At March 31, 2021 and December 31, 2020, 195,105,088 and 183,938,549 shares were issued and outstanding, respectively.

2021

During the three months ended March 31, 2021, (i) 6,167,273 shares were issued upon the conversion of 128,000 shares of Preferred Stock, (ii) 3,836,475 shares were issued upon cashless exercised of 9,528,689 options, and (iii) 1,162,791 shares were issued in lieu of a bonus payment of $58,140.

2020

During the year ended December 31, 2020, (i) 125,000 shares were issued at a price of $0.01 per share to note holders as financing cost and (ii) 8,300,000 shares were issued upon the conversion of $40,504 of principal and accrued interest related to the FirstFire Convertible Note.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the nine months ended September 30, 2020:

	Shares Issuable upon Exercise of Outstanding Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2021	24,619,623	$0.16
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at March 31, 2021	24,619,623	$0.16

At March 31, 2021, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at March 31, 2021 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$1.15	461,340	0.07	$1.15
$0.25	3,283,283	0.23	$0.25
$0.10	11,000,000	1.70	$0.10
$0.15	9,875,000	0.22	$0.15
	24,619,623	0.88	$0.16

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the three months ended March 31, 2021.

A summary of the status and changes of the options granted under stock option plans and other agreements during the three months ended March 31, 2021:

	Shares Issued Upon Exercise of Options	Weighted Average Exercise Price

Outstanding at December 31, 2020	56,661,515	$0.28
Granted	-	-
Exercised	(9,528,689)	0.06
Forfeited	(428,326)	0.28
Outstanding at March 31, 2021	46,704,500	$0.32

A summary of the status of the options outstanding at March 31, 2021 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.04 - $0.08	28,959,881	6.44	$0.06	27,681,410	6.44	$0.06
$0.10 - $0.84	12,802,559	1.76	0.42	12,802,559	1.76	0.42
$1.10 - $1.90	4,942,060	1.47	1.63	4,942,060	1.47	1.63

	46,704,500	4.63	$0.32	45,426,029	4.58	$0.33

Compensation expense of $3,943 was recognized for vested options for the three months ended March 31, 2021. The aggregate intrinsic value of the outstanding options at March 31, 2021 was $0. At March 31, 2021, (i) $11,696 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.76 years on a weighted average basis; (ii) $38,784 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. Of the 27.5 million performance options granted to management in August 2017, approximately 14.3 million were outstanding at March 31, 2021. The reduction was due to the forefeiture of options to purchase 0.4 million shares of common stock and the exercise of options to purchase approximately 9.5 million shares of common stock during the three months ended March 31, 2021. At March 31, 2021, management, based on its financial expectations for 2020, did not consider the vesting of the remaining 25% of the option grants owned by management to be probable.

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

At March 31, 2021, the weighted average shares outstanding excluded options to purchase 46,704,500 shares of common stock of the Company, warrants to purchase 24,619,623 shares of common stock of the Company and 110,410,321 shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

At December 31, 2020, the weighted average shares outstanding excluded options to purchase 56,661,515 shares of common stock of the Company, warrants to purchase 24,619,623 shares of common stock of the Company and 107,025,597 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 12 – SUBSEQUENT EVENT

On April 20, 2021 the Company received a delinquent tax lien sale notice with respect to its Dragon Mine property from the Office of the Juab County (UT) Clerk/Auditor. The amounts owed, including interest and penalties, are $132,949. The amounts owed are due by May 27, 2021 otherwise the property will be offered for sale at a public auction. The Company paid the amounts owed to Juab County (UT) on May 21, 2021.

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

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC market under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2020. There have been no material changes in our critical accounting policies and estimates during the three-month period ended March 31, 2021 compared to the disclosures on Form 10-K for the year ended December 31, 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2021	2020	$	%

REVENUES	$273,672	$152,476	$121,196	79%

OPERATING EXPENSES:
Production costs	462,166	219,550	242,616	111%
Exploration costs	51,590	45,634	5,956	13%
General and administrative	389,523	634,935	(245,412)	(39)%

Total Operating Expenses	903,279	900,119	3,160	0%
Operating Loss	(629,607)	(747,643)	(118,036)	(16)%
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(463,897)	(445,587)	18,310	4%
Other income, net	247,546	1,300,255	(1,052,709)	(81)%

Total Other (Expense) Income	(216,351)	854,668	1,071,019	125%

NET (LOSS) INCOME	(845,958)	107,025	(952,983)	890%

Deemed dividend on Series B Convertible preferred stock	(14,172)	-	14,172	100%

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(860,130)	$107,025	$(967,155)	(904)%

Revenue for the three months ended March 31, 2021 totalled $273,672, an increase of $121,196 or 79%, compared to the same period in 2020. The increase was driven primarily by a $101,447 increase in the sale of AMIRON iron oxide and a $19,787 increase in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totaled $153,563, an increase of 195% when compared to the same period in 2020. The increase was due to an increase in sales of AMIRON to a producer of cement. Sales of DRAGONITE halloysite clay during the period totalled $120,147, an increase of 20% when compared to the same period in 2020. The increase in sales of DRAGONITE halloysite clay was driven primarily by an increase of sales of DRAGONITE-loaded polymer masterbatch to a number of customers.

Total operating expenses for the three months ended March 31, 2021 totalled $903,279, an increase of $3,160, or 0%, compared to the same period in 2020. The increase was driven primarily by a $242,616, or 111%, increase in production costs, partially offset by a $245,412, or 39%, decline in general and administrative expense.

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

Production costs incurred during the three months ended March 31, 2021 were $462,166, an increase of $242,616, or 111%, compared to the same period in 2020. The increase was due primarily to the incurrence of $96,870 of contract labor expense related to iron mining, a $56,786 increase in clay toll processing costs due to the Company’s decision to purchase all remaining finished clay product at BASF upon the termination of the tolling agreement between the two companies, and a $49,867 increase in wages and related payroll taxes due to the addition of labor, partially offset by a $50,233 decline in utility expense related to a refund of payments previously paid for historical electricity costs.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended March 31, 2021 were $51,590, an $5,956 or 13%, increase compared to the same period in 2020.

General and administrative expenses incurred during the three months ended March 31, 2021 totalled $389,523, a $245,412, or 39%, decline when compared to the same period in 2020. The decrease was due primarily by a $201,121 decrease in wages due to the elimination and consolidation of a number of executive positions, a $40,000 decrease in director expense due to a decrease in the number of directors, a $31,575 and a decrease in D&O expense, partially offset by a $23,729 increase in shareholder expense.

Operating loss incurred during the three months ended March 31, 2021 was $629,607, a $118,036, or 16%, decrease when compared to the same period in 2020. The decline was driven primarily by a $121,196 increase in revenue and a $245,412 decrease in general and administrative expense, offset by a $242,616 increase in production costs when compared to the same period in 2020.

Total Other Expense was $216,351 for the three months ended March 31, 2021 compared to Total Other Income of $854,668 in same period in 2020. The $1,071,019 increase in Total Other Expense was due primarily to a $18,310 increase in PIK Note interest expense, offset by a $1,052,709 decline in other income when compared to the same period in 2020.

Net Loss for the three-month period ending March 31, 2021 was $845,958, a decline of $967,155, or 904%, when compared to the same period in 2020. The decrease was primarily driven by a $118,036 decline in operating loss offset by a $1,052,709 decline in Total Other Income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 21, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 21, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the three months ended March 31, 2021 was $440,254 compared to $727,004 provided during the same period in 2020. During the period the Company used $440,254 primarily due to a net loss of approximately $846,000 and a gain of $223,000 from the forgiveness of a PPP loan, partially offset by non-cash items related to accrual of approximatey $449,000 of interest expense with respect to the PIK Notes, stock-based compensation expense of  approximately $62,000 and net changes in operating assets and liabilities and others of approximately $118,000. Cash used in operating activities during 2021 before adjusting for changes in operating assets and liabilities was $550,454, $1,107,758 more than the comparable period in 2020.

Cash provided by financing activities during the three months ended March 31, 2021 was $314,566 compared to $277,754 used during the same period in 2020. The $592,320 increase in cash provided during the period was due primarily to $100,000 of proceeds from a private placement of Series B Preferred Stock, $264,472 of proceeds from a Paycheck Protection Program loan, partially offset by a $315,625 decrease of payments on notes payable.

Total assets at March 31, 2021 were $1,658,359 compared to $1,900,307 at December 31, 2020, a decrease of $241,948 due primarily to decrease in the Company cash, prepaid expenses and operating lease right-of-use assets. Total liabilities were $50,163,991 compared to $49,729,744 at December 31, 2020. The increase of $434,247 in total liabilities was due primarily to the increase in Paycheck Protection Program Loan, increase in accounts payable resulting from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, proceeds from issuance of notes payable and offset by repayment of notes payable to related party.

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

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2020 Annual Report on Form 10-K.

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

APPLIED MINERALS, INC.

Dated: May 21, 2021	/s/ CHRISTOHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: May 21, 2021	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

