Form 10-Q
period 2021-06-30
Applied Minerals, Inc.
filed 2021-08-20
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaw a re	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to

Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES
☐
                           NO
☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August
20
, 2021 was 199,067,705.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$168,929	$669,560
Accounts receivable	135,674	67,557
Deposits and prepaid expenses	79,504	190,698
Total Current Assets	384,107	927,815

Land	500,000	500,000
Operating lease right-of-use asset	83,044	136,308
Finance lease right-of-use asset	48,545	-

Other Assets
Deposits	336,260	336,184
Total Other Assets	336,260	336,184

TOTAL ASSETS	$1,351,956	$1,900,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,691,758	$2,632,156
Paycheck Protection Program Loan	264,472	223,075
PIK Note interest accrual	364,295	365,121
Current portion of notes payable	33,270	133,081
Current portion of finance lease liabilities	11,639	-
Current portion of operating lease liabilities	85,965	111,236
Total Current Liabilities	3,451,399	3,464,669

Long-Term Liabilities
PIK Notes payable, net of $884,683 and $1,082,988 debt discount, respectively	46,115,533	45,235,990
Deferred revenue	1,000,000	1,000,000
Finance lease liabilities	36,906	-
Operating lease liabilities	-	29,085
Total Long-Term Liabilities	47,152,439	46,265,075

TOTAL LIABILITIES	50,603,838	49,729,744

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 176,136 and 128,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	176	128
Common stock, $0.001 par value, 700,000,000 shares authorized, and 195,105,088 and 183,938,549 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (91,785,167 reserved in Treasury)	195,105	183,939
Additional paid-in capital	74,256,128	74,008,636
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(103,693,795)	(102,012,644)
Total Stockholders’ Deficit	(49,251,882)	(47,829,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,351,956	$1,900,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2021	2020	2021	2020

REVENUES	$465,493	$143,593	$739,165	$296,069

OPERATING EXPENSES:
Production costs	418,959	230,488	881,125	450,038
Exploration costs	76,259	42,045	127,849	87,679
General and administrative	411,949	800,187	801,472	1,435,122

Total Operating Expenses	907,167	1,072,720	1,810,446	1,972,839

Operating Loss	(441,674)	(929,127)	(1,071,281)	(1,676,770)

OTHER INCOME (EXPENSES):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(463,402)	(454,281)	(927,299)	(899,868)
Other income, net	69,883	94	317,429	1,300,349
Total Other (Expenses)	(393,519)	(454,187)	(609,870)	400,481

NET LOSS	$(835,193)	$(1,383,314)	$(1,681,151)	$(1,276,289)

Net Loss Per Common Share (Basic and Diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding (Basic and Diluted)	195,105,088	175,638,549	191,693,131	175,604,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, March 31, 2021	195,105,088	$195,105	95,000	$95	$74,167,266	$(20,009,496)	$(102,858,602)	$(48,505,632)

Shares issued in private placement	-	-	81,136	$81	84,919	-	-	85,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	51,874	-	-	51,874

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(51,874)	-	-	(51,874)

Stock option compensation expense	-	-	-	-	3,943	-	-	3,943

Net Loss	-	-	-	-	-	-	(835,193)	(835,193)

Balance, June 30, 2021	195,105,088	$195,105	176,136	$176	$74,256,128	$(20,009,496)	$(103,693,795)	$(49,251,882)

Balance, March 30, 2020	175,638,549	$175,639	-	$-	$73,782,461	$(20,009,496)	$(98,617,908)	$(44,669,304)

Stock option compensation expense	-	-	-	-	3,943	-	-	3,943

Net Loss	-	-	-	-	-	-	(1,383,314)	(1,383,314)

Balance, June 30, 2020	175,638,549	$175,639	-	$-	$73,786,404	$(20,009,496)	$(100,001,222)	$(46,048,675)

	Six Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2020	183,938,549	$183,939	128,000	$128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

Shares issued for conversion of preferred stock	6,167,273	6,167	(128,000)	(128)	1,641	-	-	7,680

Shares issued in private placement	-	-	176,136	$176	184,824	-	-	185,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	112,612	-	-	112,612

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(112,612)	-	-	(112,612)

Shares issued for cashless options exercise	3,836,475	3,836	-	-	(3,836)	-	-	-

Shares issued in lieu of bonus	1,162,791	1,163	-	-	56,977	-	-	58,140

Stock option compensation expense	-	-	-	-	7,886	-	-	7,886

Net Loss	-	-	-	-	-	-	(1,681,151)	(1,681,151)

Balance, June 30, 2021	195,105,088	$195,105	176,136	$176	$74,256,128	$(20,009,496)	$(103,693,795)	$(49,251,882)

Balance, December 31, 2019	175,513,549	$175,514	-	$-	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued to note holder	125,000	125	-	-	1,125	-	-	1,250

Stock option compensation expense	-	-	-	-	10,513	-	-	10,513

Net Loss	-	-	-	-	-	-	(1,276,289)	(1,276,289)

Balance, June 30, 2020	175,638,549	$175,639	-	$-	$73,786,404	$(20,009,496)	$(100,001,222)	$(46,048,675)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(1,681,151)	$(1,276,289)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of finance lease	1,874	-
Amortization of discount – notes payable	-	2,013
Amortization of discount - PIK Notes	198,304	188,159
Amortization of deferred financing costs	-	23,960
Accrued interest on PIK Notes	702,434	680,297
Stock based compensation expense	66,026	10,513
Non-cash lease expense	53,264	593
Stock issued for interest	7,680	-
Forgiveness of PPP Fund	(223,075)	-
Change in operating assets and liabilities:
Operating lease liabilities	(54,356)	-
Accounts receivable	(68,117)	(7,817)
Deposits and prepaids	111,118	170,563
Accounts payable and accrued liabilities	37,736	519,407
Net cash (used in) provided by operating activities	(848,263)	311,399

Cash Flows from Financing Activities:
Payments on finance lease liability	(2,028)	-
Proceeds from notes payable	-	113,750
Proceeds from Paycheck Protection Program Loan	264,472	223,075
Payments on notes payable	-	(315,625)
Proceeds from private placement	185,000	-
Payments on insurance financing	(99,812)	(156,055)
Net cash provided by (used in) financing activities	347,632	(134,855)

Net change in cash	(500,631)	176,544

Cash at beginning of period	669,560	52,793

Cash at end of period	$168,929	$229,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,380	$3,358
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of ROU asset and finance lease liability	$50,573	$-
Deemed dividend on convertible Preferred Stock Series B due to BCF	$112,612	$-
Accrued PIK interest paid through issuance of PIK Notes	$703,260	$494,717
Stock issued for cashless options exercised	$3,836	$-
Common stock issued to note holders for financing cost	$-	$1,250

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

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The Company also provided Tintic with a Right of First Offer which expire
s
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
8

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

Management believes that in order for the Company to meet its obligations arising from normal business operations through August
20
, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August
20
, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2020, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 15, 2021.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of August
20
, 2021, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

For the six months ended June 30, 2021 and 2020, revenues from the Company’s largest customer accounted for 58.3% and 49.2% of total revenues, respectively. As of June 30, 2021 and 2020, amounts owed from these customers comprised 17.8% and 84.8% of accounts receivable, respectively.

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at June 30, 2021 and December 31, 2020.

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

Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of June 30, 2021 and 2020.

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

Operating

Leases

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Supplemental cash flow information related to leases:	Three months ended June 30, 2021	Six months ended June 30, 2021

Operating leases liabilities	$(27,808)	$(54,356)
Non-cash lease expense	$26,834	$53,264

Supplemental balance sheet information related to leases:	As of June 30, 2021

Operating lease Right-of-use assets	$83,044

Current portion of operating lease liabilities	$85,965
Long-term operating lease liabilities	-
Total operating lease liabilities	$85,965

Weighted average remaining operating lease term	0.75 years
Weighted average discount rate	6%
The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2021:

2021 (remaining six months)	$58,752
2022	29,376
Total lease payments	88,128
Less: imputed interest	(2,163)
Total lease liabilities	$85,965

In July 2020, the Company entered into a sublease agreement with respect to its N.Y. office. The sublease agreement expires in April 2022. The base rent of the sublease agreement is $7,049 per month and increases by 2.5% in July 2021.

The Company entered into an agreement to sublet a portion of its office space. The sublease is considered to be an operating lease and the Company has not been released from its obligations under the March 16, 2017, 5-year lease agreement. The Company recognizes income from sublease on a straight-line basis over the term of the sublease, as a reduction to lease expense. The sublease is not measured under ASC 842 since the Company remains the primary obligor under the original lease and the sublease is considered to be an operating lease
.

Finance Lease

On May 14, 2021, the Company entered into a 4-year financing lease agreement for an equipment, base rent payment is approximately $1,107 per month.

Supplemental cash flow information related to leases:	Three months ended June 30, 2021	Six months ended June 30, 2021

Finance cash flows from finance lease	$(2,028)	$(2,028)
Operating cash flows from finance lease	$1,874	$1,874

Supplemental balance sheet information related to leases:	As of June 30, 2021

Finance lease Right-of-use assets	$48,545

Current portion of finance lease liability	$11,639
Long-term finance lease liability	36,906
Total finance lease liability	$48,545

Weighted average remaining operating lease term	3.79 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liability under finance lease as of June 30, 2021:

2021 (remaining six months)	$7,049
2022	14,099
2023	14,099
2024	14,099
2025	4,700
Total lease payments	54,046
Less: imputed interest	(5,501)
Total lease liabilities	$48,545

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	June 30, 2021	December 31, 2020
Cash Bond (Mine Permit deposit)	$297,092	$297,016
Office Lease Security Deposit	39,168	39,168
Total	$336,260	$336,184

NOTE 6 - NOTES PAYABLE

Notes payable at June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020

Note payable to insurance companies, payable $1,839 - $15,124 monthly, (a)	$33,270	$133,081
	33,270	133,081
Less: Current Portion	(33,270)	(133,081)

Notes Payable, Long-Term Portion	$-	$-

(a)
On October 2020, the Company signed two notes payable with interest rate of 4.04% and 6.89% with an insurance company for liability insurance, payable in 10 monthly installment payments which started on November 2020.

During the three months ended June 30, 2021 and 2020, the Company's interest payments totalled $985 and $1,288, respectively. During the six months ended June 30, 2021 and 2020, the Company’s interest payments totalled $1,970 and $3,358, respectively.

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

On March 1, 2021, the
Company applied for and was granted full forgiveness of the outstanding principal and accrued interest of the PPP Loan it entered into on May 5, 2020 in the amount of $223,075.

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

Exercise Price	$0.57, adjusted downward based on anti-dilution provisions/downround protection	$0.37, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14 , 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model.

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

As of June 30, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,504,573	$29,495,643	$47,000,216
Less: Discount	-	(884,683)	(884,683)
PIK Note Payable, Net	$17,504,573	$28,610,960	$46,115,533

As of December 31, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,249,430	$29,069,548	$46,318,978
Less: Discount	-	(1,082,988)	(1,082,988)
PIK Note Payable, Net	$17,249,430	$27,986,560	$42,235,990

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

During the six months ended June 30, 2021, the Company amortized $198,305 of debt discount relating to the Series A Notes Payable and issued additional PIK Notes of $
426,097
in lieu of cash interest payments. The carrying value of the Series A Notes Payable as of June 30, 2021 was $28,610,960.

As of June 30, 2021, the Company was in compliance with the covenants of the Series A Notes.

As of June 30, 2021, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,413,725, $2,838,912 and $275,837, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At June 30, 2020, IBS Capital, LLC owned 12.3% of the shares of the common stock of the Company.

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

During the six months ended June 30, 2021, the Company issued additional PIK Notes of $255,141 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,504,573 as of June 30, 2021.

As of June 30, 2021, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At June 30, 2021 and December 31, 2020, 176,136 and 128,000 shares of preferred stock were issued and outstanding, respectively.

2021

On February 17, 2021, 95,000 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $100,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $60,738 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. For the six months ended June 30, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $60,738.

On May 24, 2021, 81,136 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $85,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $51,874 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. On June 30, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $51,874.

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

At June 30, 2021 and December 31,
2020
, 195,105,088 and 183,938,549 shares were issued and outstanding, respectively.

2021
During the six months ended June 30, 2021, (i) 6,167,273 shares were issued upon the conversion of 128,000 shares of Preferred Stock, (ii) 3,836,475 shares were issued upon cashless exercised of 9,528,689 options, and (iii) 1,162,791 shares were issued in lieu of a bonus payment of $58,140.

2020
During the year ended December 31, 2020, (i) 125,000 shares were issued at a price of $0.01 per share to note holders as financing cost and (ii) 8,300,000 shares were issued upon the conversion of $40,504 of principal and accrued interest related to the FirstFire Convertible Note.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the six months ended June 30, 2021:

	Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2021	24,619,623	$0.16
Issued	-	-
Exercised	-
Forfeited	(11,744,623)	0.22
Outstanding at June 30, 2021	12,875,000	$0.11

At June 30, 2021, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at June 30, 2021 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$0.10	11,000,000	1.45	$0.10
$0.15	1,875,000	0.07	$0.15
	12,875,000	1.25	$0.11

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the six months ended June 30, 2021.

A summary of the status and changes of the options granted under stock option plans and other agreements during the six months ended June 30, 2021:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2020	56,661,515	$0.28
Granted	-	-
Exercised	(9,528,689)	0.06
Forfeited	(2,391,981)	0.24
Outstanding at June 30, 2021	44,740,845	$0.33

A summary of the status of the options outstanding at June 30, 2020 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$ 0.04 - $0.08	28,959,881	6.44	$0.06	27,681,410	6.44	$0.06
$ 0.10 - $0.84	10,838,904	2.05	0.46	10,838,904	2.05	0.46
$ 1.10 - $1.90	4,942,060	1.47	1.63	4,942,060	1.47	1.63

	44,740,845	4.83	$0.33	43,462,374	4.78	$0.34

Compensation expense of $3,943 and $7,886 was recognized for vested options for the three and six months ended June 30, 2021. The aggregate intrinsic value of the outstanding options at June 30, 2021 was $0. At June 30, 2021, (i) $7,754 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.50 years on a weighted average basis; (ii) $38,784 of unamortized compensation expense for performance-based unvested options will be recognized if the performance targets are achieved.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. Of the 27.5 million performance options granted to management in August 2017, approximately 14.3 million were outstanding at June 30, 2021. The reduction was due to the forefeiture of options to purchase 0.4 million shares of common stock and the exercise of options to purchase approximately 9.5 million shares of common stock during the three months ended March 31, 2021. At June 30, 2021, management, based on its financial expectations for 2020, did not consider the vesting of the remaining 25% of the option grants owned by management to be probable.

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

At June 30, 2021, the weighted average shares outstanding excluded options to purchase 44,740,845 shares of common stock of the Company, warrants to purchase 12,875,000 shares of common stock of the Company and 111,206,785, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2020. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2021 compared to the disclosures on Form 10-K for the year ended December 31, 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2021	2020	$	%

REVENUES	$465,493	$143,593	$321,900	224%

OPERATING EXPENSES:
Production costs	418,959	230,488	188,471	82%
Exploration costs	76,259	42,045	34,214	81%
General and administrative	411,949	800,187	(388,238)	(49)%

Total Operating Expenses	907,167	1,072,720	(165,553)	(15)%
Operating Loss	(441,674)	(929,127)	(487,453)	(52)%
OTHER (EXPENSE) INCOME:
Interest expense, net (including amortization of deferred financing cost and debt discount)	(463,402)	(454,281)	9,121	2%
Other income, net	69,883	94	69,789

Total Other (Expense)	(393,519)	(454,187)	(60,668)	(13)%

NET LOSS	$(835,193)	$(1,383,314)	$(548,121)	(40)%

Revenue for the three months ended June 30, 2021 totalled $465,493, an increase of $321,900 or 224%, compared to the same period in 2020. The increase was driven primarily by a $183,686 increase in the sale of AMIRON iron oxide and a $138,214 increase in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totalled $277,297, an increase of 196% when compared to the same period in 2020. The increase was due to an increase in sales of AMIRON to a producer of cement. Sales of DRAGONITE halloysite clay during the period totalled $188,196, an increase of 277% when compared to the same period in 2020. The increase in sales of DRAGONITE halloysite clay was driven primarily by a general increase in sales of DRAGONITE to a number of customers for use as a flame retardant additive, a binder for a catalyst and ceramic bodies and as a nucleating agent for polymers.

Total operating expenses for the three months ended June 30, 2021 totalled $907,167, a reduction of $165,553, or 15%, compared to the same period in 2020. The reduction was driven primarily by a $188,471, or 82%, increase in production costs, partially offset by a $388,238, or 49%, decline in general and administrative expense.

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

Production costs incurred during the three months ended June 30, 2021 were $418,959, an increase of $188,471, or 82%, compared to the same period in 2020. The increase was driven primarily by $82,460 in contract labor costs needed to increase our iron production, a $46,272 increase in toll processing costs of certain grades of DRAGONITE, and a $39,320 increase in wages due to the increase in iron production.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended June 30, 2021 were $76,259, an increase of $34,214, or 81%, compared to the same period in 2020. The increase was due to a $14,708 increase in certain mine maintenance expense and the reclassification of $11,403 of workers’ compensation expense previously included in production expense.

General and administrative expenses incurred during the three months ended June 30, 2021 totalled $411,949, a $388,238, or 49%, decline when compared to the same period in 2020. The decrease was driven primarily by a $180,811 decrease in director expense due to a reduction in the number of directors from seven to five serving on the Company’s board, a $157,535 reduction in wages due to a reduction in the number of corporate executives from five to two, and a $31,575 decrease in D&O insurance expense.

Operating loss incurred during the three months ended June 30, 2021 was $441,674, a $487,453, or 52%, decrease when compared to the same period in 2020. The decline was driven primarily by a $321,900 increase in revenue and a $388,238 decrease in general and administrative expense, offset by a $188,471 increase in production costs when compared to the same period in 2020.

Total Other Expense was $393,519 for the three months ended June 30, 2021 compared to Total Other Expense of $454,187 in same period in 2020. The $60,668 decline in Total Other Expense was due primarily to a $69,789 increase in other income, partially offset by a $9,121 increase in PIK Note Discount amortization expense, when compare to the same period in 2020.

Net Loss for the three-month period ending June 30, 2021 was $835,193, a decline of $548,121, or 40%, when compared to the same period in 2020. The decrease was primarily driven by a $487,453 decline in operating loss and $60,668 decrease in Total Other Expense.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2021	2020	$	%

REVENUES	$739,165	$296,069	$443,096	150%

OPERATING EXPENSES:
Production costs	881,125	450,038	431,087	96%
Exploration costs	127,849	87,679	40,170	46%
General and administrative	801,472	1,435,122	(633,650)	(44)%

Total Operating Expenses	1,810,446	1,972,839	(162,393)	(8)%
Operating Loss	(1,071,281)	(1,676,770)	(605,489)	(36)%

OTHER INCOME(EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(927,299)	(899,868)	27,431	3%
Other income, net	317,429	1,300,349	(982,920)	76%

Total Other Income (Expense)	(609,870)	400,481	(1,010,351)	(252)%

NET LOSS	$(1,681,151)	$(1,276,289)	$404,862	32%

Revenue for the six months ended June 30, 2021 totalled $739,165, an increase of $443,096, or 150%, compared to the same period in 2020. The increase was driven primarily by a $285,132 increase in the sale of AMIRON iron oxide and a $158,001 increase in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totalled $430,859, an increase of 196% when compared to the same period in 2020. The increase was due to an increase in the production and sale of AMIRON to a producer of cement. Sales of DRAGONITE halloysite clay during the period totalled $308,343, an increase of 105% when compared to the same period in 2020. The increase in sales of DRAGONITE halloysite clay was driven primarily by a general increase in sales of DRAGONITE to a number of customers for use as a flame retardant additive, a binder for a catalyst and ceramic bodies and as a nucleating agent for polymers.

Total operating expenses for the six months ended June 30, 2021 totalled $1,810,446, a decrease of $162,393, or 8%, compared to the same period in 2020. The decline was driven primarily by a $633,650, or 44%, decline in general and administrative costs, partially offset by an increase of $431,087 or 96% in production costs.

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

Production costs incurred during the six months ended June 30, 2021 were $881,125, an increase of $431,087, or 96%, compared to the same period in 2020. The increase was due primarily to $179,330 of contract labor expense related to the increase in the Company’s iron production, a $109,390 increase in clay toll processing costs related to sales of certain grades of DRAGONITE, a $108,285 increase in wages related primarily to the addition of an employee and an increase in iron production, and increase in vehicle and equipment maintenance expense of $48,290 and an increase in fuel expense of $19,020 primarily related to the increase in iron production, partially offset by a $38,884 decrease in utility expense due primarily to a refund.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the six months ended June 30, 2021 were $127,849, a $40,170, or 46%, increase compared to the same period in 2020. The increase was driven primarily to a $22,363 in mine maintenance expense and $15,235 of workers’ compensation and healthcare expense reclassified during the period as exploration expense.

General and administrative expenses incurred during the six months ended June 30, 2021 totalled $801,472, a decline of $633,650, or 44%, when compared to the same period in 2020. The decrease was driven primarily by a $392,886 decrease in wages and related payroll taxes due to a reduction in corporate executives from five to two and a $220,811 decline in director expense related to a reduction in the number of directors from seven to five.

Operating loss incurred during the six months ended June 30, 2021 was $1,071,281, a $605,489, or 36%, decrease when compared to the same period in 2020. The decline was driven primarily by a $443,096 increase in revenue and a $633,650 decrease in general and administrative expense, offset by a $431,087 increase in production costs when compared to the same period in 2020.

Total Other Expense for the six months ended June 30, 2021 was $609,870, an increase of $1,010,351, or 252%, when compared to the same period in 2020. The $1,010,351 increase in Total Other Expense was due primarily to a $27,431 increase in PIK Note interest expense, offset by a $982,920 decline in other income when compared to the same period in 2020.

Net Loss for the six-month period ending June 30, 2021 was $1,681,151, an increase of $404,862, or 32%, when compared to the same period in 2020. The increase was driven by an $1,010,351 increase in Total Other Expense and a $605,489 decline in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 20, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 20, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the six months ended June 30, 2021 was $848,263 compared to $311,399 provided during the same period in 2020. During the period the Company used $850,291 primarily due to a net loss of approximately $1,681,151 and a gain of approximately $223,000 from the forgiveness of a PPP loan, partially offset by non-cash items related to accrual of approximately $702,000 of interest expense with respect to the PIK Notes, stock-based compensation expense of  approximately $66,000 and net changes in operating assets and liabilities and others of approximately $75,000. Cash used in operating activities during 2021 before adjusting for changes in operating assets and liabilities was $874,664, $503,910 more than the comparable period in 2020.

Cash provided by financing activities during the six months ended June 30, 2021 was $347,632 compared to $134,855 used during the same period in 2020. The $482,487 increase in cash provided during the period was due primarily to $185,000 of proceeds from a private placement of Series B Preferred Stock during the current period and the elimination of $315,625 of payments of notes payable that occurred during the same period in 2020.

Total assets at June 30, 2021 were $1,351,956 compared to $1,900,307 at December 31, 2020, a decrease of $548,351 due primarily to decrease in the Company cash, prepaid expenses and operating lease right-of-use assets. Total liabilities were $50,603,838 compared to $49,729,744 at December 31, 2020. The increase of $874,094 in total liabilities was due primarily to the increase in Paycheck Protection Program Loan, increase in accounts payable resulting from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, proceeds from issuance of notes payable and offset by repayment of notes payable to related party.

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

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED MINERALS, INC.

Dated: August 20, 2021	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: August 20, 2021	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

