Form 10-Q
period 2021-09-30
Applied Minerals, Inc.
filed 2021-11-22
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
x
Section 13(a) of the Exchange Act.

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES
☐
NO
☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November
22
, 2021 was 204,736,762.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$206,090	$669,560
Accounts receivable	24,255	67,557
Deposits and prepaid expenses	32,093	190,698
Total Current Assets	262,438	927,815

Land	500,000	500,000
Operating lease right-of-use asset	55,790	136,308
Finance lease right-of-use asset	45,704	-

Other Assets
Deposits	336,296	336,184
Total Other Assets	336,296	336,184

TOTAL ASSETS	$1,200,228	$1,900,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,828,971	$2,632,156
Paycheck Protection Program Loan	264,472	223,075
PIK Note interest accrual	457,822	365,121
Current portion of notes payable	-	133,081
Current portion of finance lease liabilities	11,811	-
Current portion of operating lease liabilities	57,737	111,236
Total Current Liabilities	3,620,813	3,464,669

Long-Term Liabilities
PIK Notes payable, net of $783,561 and $1,082,988 debt discount, respectively	46,468,582	45,235,990
Deferred revenue	1,000,000	1,000,000
Finance lease liabilities	33,893	-
Operating lease liabilities	-	29,085
Total Long-Term Liabilities	47,502,475	46,265,075

TOTAL LIABILITIES	51,123,288	49,729,744

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 257,136 and 128,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	257	128
Common stock, $0.001 par value, 700,000,000 shares authorized, and 204,736,762 and 183,938,549 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (134,336,317 reserved in Treasury)	204,743	183,939
Additional paid-in capital	74,594,281	74,008,636
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(104,712,845)	(102,012,644)
Total Stockholders’ Deficit	(49,923,060)	(47,829,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,200,228	$1,900,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2021	2020	2021	2020

REVENUES	$360,815	$222,204	$1,099,980	$518,272

OPERATING EXPENSES:
Production costs	434,225	396,301	1,315,350	846,338
Exploration costs	47,866	56,909	175,715	144,588
General and administrative	443,503	501,178	1,244,975	1,936,301

Total Operating Expenses	925,594	954,388	2,736,040	2,927,227

Operating Loss	(564,779)	(732,184)	(1,636,060)	(2,408,955)

OTHER INCOME (EXPENSES):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(474,579)	(463,462)	(1,401,878)	(1,363,330)
Change in fair value	-	(23,000)	-	(23,000)
Gain on forgiveness of PPP loan	-	-	223,075	-
Other income, net	20,308	54,855	114,662	1,355,205
Total Other (Expenses)	(454,271)	(431,607)	(1,064,141)	(31,125)

NET LOSS	$(1,019,050)	$(1,163,791)	$(2,700,201)	$(2,440,080)

Deemed dividend on Series B Convertible preferred stock	(112,525)	(23,187)	(225,137)	(23,187)

Net Loss Attributable to Common Shareholders	$(1,131,575)	$(1,186,978)	$(2,925,338)	$(2,463,267)

Net Loss Per Common Share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding (Basic and Diluted)	199,138,961	175,638,549	194,202,348	175,616,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, June 30, 2021	195,105,088	$195,105	176,136	$176	$74,256,128	$(20,009,496)	$(103,693,795)	$(49,251,882)

Shares issued in private placement	-	-	176,000	176	199,824	-	-	200,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	112,525	-	-	112,525

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(112,525)	-	-	(112,525)

Shares issued for conversion of preferred stock	9,638,661	9,638	(95,000)	(95)	(8,843)	-	-	700

Stock option compensation expense	-	-	-	-	147,172	-	-	147,172

Net Loss	-	-	-	-	-	-	(1,019,050)	(1,019,050)

Balance, September 30, 2021	204,743,749	$204,743	257,136	$257	$74,594,281	$(20,009,496)	$(104,712,845)	$(49,923,060)

Balance, June 30, 2020	175,638,549	$175,639	-	-	$73,786,404	$(20,009,496)	$(100,001,222)	$(46,048,675)

Shares issued in private placement	-	-	128,000	$128	124,872	-	-	125,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	23,187	-	-	23,187

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(23,187)	-	-	(23,187)

Stock option compensation expense	-	-	-	-	3,899	-	-	3,899

Net Loss	-	-	-	-	-	-	(1,163,791)	(1,163,791)

Balance, September 30, 2020	175,638,549	$175,639	128,000	$128	$73,915,175	$(20,009,496)	$(101,165,013)	$(47,083,567)

	Nine Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2020	183,938,939	$183,939	128,000	$128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

Shares issued for conversion of preferred stock	15,805,934	15,805	(223,000)	(223)	(7,202)	-	-	8,380

Shares issued in private placement	-	-	352,136	$352	384,648	-	-	385,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	225,137	-	-	225,137

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(225,137)	-	-	(225,137)

Shares issued for cashless options exercise	3,836,475	3,836	-	-	(3,836)	-	-	-

Shares issued in lieu of bonus	1,162,791	1,163	-	-	56,977	-	-	58,140

Stock option compensation expense	-	-	-	-	155,058	-	-	155,058

Net Loss	-	-	-	-	-	-	(2,700,201)	(2,700,201)

Balance, September 30, 2021	204,743,749	$204,743	257,136	$257	$74,594,281	$(20,009,496)	$(104,712,845)	$(49,923,060)

Balance, December 31, 2019	175,513,549	$175,514	-	-	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued to note holder	125,000	125	-	-	1,125	-	-	1,250

Shares issued in private placement	-	-	128,000	$128	124,872	-	-	125,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	23,187	-	-	23,187

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(23,187)	-	-	(23,187)

Stock option compensation expense	-	-	-	-	14,412	-	-	14,412

Net Loss	-	-	-	-	-	-	(2,440,080)	(2,440,080)

Balance, September 30, 2020	175,638,549	$175,639	128,000	$128	$73,915,175	$(20,009,496)	$(101,165,013)	$(47,083,567)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(2,700,201)	$(2,440,080)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,869	-
Amortization of discount – notes payable	-	3,568
Amortization of discount - PIK Notes	299,426	284,107
Amortization of deferred financing costs	-	41,930
Accrued interest on PIK Notes	1,036,691	1,026,249
Stock based compensation expense	213,199	14,412
Non-cash lease expense	80,518	474
Change in fair value	-	23,000
Stock issued for interest	8,379	-
Gain on f orgiveness of PPP loan	(223,075)	-
Change in operating assets and liabilities:
Operating lease liabilities	(82,584)	-
Accounts receivable	43,302	(43,475)
Deposits and prepaids	158,493	260,371
Accounts payable and accrued liabilities	187,151	969,099
Net cash (used in) provided by operating activities	(973,832)	139,655

Cash Flows from Financing Activities:
Payments on finance lease liability	(6,029)	-
Proceeds from notes payable	-	113,750
Proceeds from Paycheck Protection Program Loan	264,472	223,075
Payments on notes payable	-	(371,625)
Proceeds from private placement	385,000	-
Payments on insurance financing	(133,081)	(208,731)
Net cash provided by (used in) financing activities	510,362	(118,531)

Net change in cash	(463,470)	21,124

Cash at beginning of period	669,560	52,793

Cash at end of period	$206,090	$73,917

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,037	$3,739
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of ROU asset and finance lease liability	$51,733	$-
Deemed dividend on convertible Preferred Stock Series B due to BCF	$225,137	$23,187
Accrued PIK interest paid through issuance of PIK Notes	$943,990	$750,580
Stock issued for cashless options exercised	$3,836	$-
Common stock issued to note holders for financing cost	$-	$1,250
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

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The Company also provided Tintic with a Right of First Offer, which expires on December 21, 2027 and can be extended to December 21, 2032 for $250,000.

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
22
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
22
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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2020, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 15, 2021.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of November
22
, 2021

, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of September 30, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the nine months ended September 30, 2021 and 2020, revenues from the Company’s largest customer accounted for 66% and 45% of total revenues, respectively. As of September 30, 2021 and 2020, amounts owed from these customers comprised 98% and 29% of accounts receivable, respectively.

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at September 30, 2021 and December 31, 2020.

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

Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of September 30, 2021 and 2020.

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and ASU 2018-07 (Compensation – Stock Compensation), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company instituted a formal long-term and short-term incentive plan on November
20
, 2012, which was approved by its shareholders. Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Beginning in the quarter ended June 30, 2013 the Company began using the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company previously utilized the contractual term as the expected term.

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

Supplemental cash flow information related to leases:	Three months ended September 30, 2021	Nine months ended September 30, 2021

Operating leases liabilities	$(28,227)	$(82,584)
Non-cash lease expense	$27,253	$80,518

Supplemental balance sheet information related to leases:	As of September 30, 2021

Operating lease Right-of-use assets	$55,790

Current portion of operating lease liabilities	$57,737
Long-term operating lease liabilities	-
Total operating lease liabilities	$57,737

Weighted average remaining operating lease term	0.50 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2021:

2021 (remaining three months)	$29,376
2022	29,376
Total lease payments	58,752
Less: imputed interest	(1,015)
Total lease liabilities	$57,737
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
.

Finance Lease
On May 14, 2021, the Company entered into a 4-year financing lease agreement for an equipment, base rent payment is approximately $1,107 per month.

Supplemental cash flow information related to leases:	Three months ended September 30, 2021	Nine months ended September 30, 2021

Finance cash flows from finance lease	$(4,001)	$(6,029)
Operating cash flows from finance lease	$2,995	$4,869

Supplemental balance sheet information related to leases:	As of September 30, 2021

Finance lease Right-of-use assets	$45,704

Current portion of finance lease liability	$11,811
Long-term finance lease liability	33,893
Total finance lease liability	$45,704

Weighted average remaining financing lease term	3.54 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liability under finance lease as of September 30, 2021:

2021 (remaining three months)	$3,525
2022	14,099
2023	14,099
2024	14,099
2025	4,700
Total lease payments	50,522
Less: imputed interest	(4,818)
Total lease liabilities	$45,704

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	September 30, 2021	December 31, 2020
Cash Bond (Mine Permit deposit)	$297,128	$297,016
Office Lease Security Deposit	39,168	39,168
Total	$336,296	$336,184

NOTE 6 - NOTES PAYABLE

Notes payable at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020

Note payable to insurance companies, payable $1,839 - $15,124 monthly, (a)	$-	$133,081
	-	133,081
Less: Current Portion	-	(133,081)

Notes Payable, Long-Term Portion	$-	$-

(a)
On October 2020, the Company signed two notes payable with interest rate of 4.04% and 6.89% with an insurance company for liability insurance, payable in 10 monthly installment payments
,
which started
in
November
2020
.

During the three months ended September 30, 2021 and 2020, the Company's interest payments totaled $657 and $304, respectively. During the nine months ended September 30, 2021 and 2020, the Company’s interest payments totaled $2,626 and $3,739, respectively.

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

On September 17, 2021, the Company applied for full forgiveness of the outstanding principal and accrued interest of the Second PPP Loan.  The Second PPP Loan is currently under review for forgiveness by the SBA.

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

Exercise Price	$0.56, adjusted downward based on anti-dilution provisions/downround protection	$0.34, adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;
Derivative Liability	$2,055,000 established at inception due to the existence of down-round protection; revalued every quarter using Monte Carlo model.	$9,212,285 established at inception due to existence of down-round protection; revalued every quarter using a Monte Carlo model.

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

As of September 30, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,763,275	$29,488,868	$47,252,143
Less: Discount	-	(783,561)	(783,561)
PIK Note Payable, Net	$17,763,275	$28,705,307	$46,468,582

As of December 31, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,249,430	$29,069,548	$46,318,978
Less: Discount	-	(1,082,988)	(1,082,988)
PIK Note Payable, Net	$17,249,430	$27,986,560	$45,235,990

Series A Notes (Amended)
On November 3, 2014 (“Issue Date”), the Company issued, in a private placement pursuant to investment agreements, $19,848,486 principal amount of 10% PIK-Election Convertible Notes due 2018 ("Series A Notes") in exchange for $12,500,000 in cash and the cancellation of previously issued warrants held by one investor.

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

During the nine months ended September 30, 2021, the Company amortized $299,427 of debt discount relating to the Series A Notes Payable and issued additional PIK Notes of $426,097 in lieu of cash interest payments. The carrying value of the Series A Notes Payable as of September 30, 2021 was $29,488,868.

As of September 30, 2021, the Company was in compliance with the covenants of the Series A Notes.

As of September 30, 2021, The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. owned $1,424,275, $2,860,098 and $277,896, respectively, of principal of the Series A Notes. The IBS Turnaround Fund, LP, The IBS Turnaround (QP) (A Limited Partnership) and The IBS Opportunity Fund, Ltd. are managed by IBS Capital, LLC. At September 30, 2021, IBS Capital, LLC owned 11.6% of the shares of the common stock of the Company.

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

During the nine months ended September 30, 2021, the Company issued additional PIK Notes of $517,893 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,763,275 as of September 30, 2021.

As of September 30, 2021, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At September 30, 2021 and December 31, 2020, 257,136 and 128,000 shares of preferred stock were issued and outstanding, respectively.

2021
On February 17, 2021, 95,000 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $100,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $60,738 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. For the nine months ended September 30, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $60,738.

On May 24, 2021, 81,136 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $85,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $51,874 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. For the nine months ended September 30, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $51,874.

On August 24, 2021, 110,000 shares of Series B Preferred Stock were issued at a stated price of $1.1636 per share for cash proceeds of $125,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $70,328 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. On September 30, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $70,328.

On September 17, 2021, 66,000 shares of Series B Preferred Stock were issued at a stated price of $1.1818 per share for cash proceeds of $75,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $42,197 beneficial conversion feature to additional paid in capital and amortized at the time of issuance. On September 30, 2021, the Company recorded Deemed dividend on Convertible Series B Preferred Stock of $42,197.

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

At September 30, 2021 and December 31, 2020, 204,743,749 and 183,938,549 shares were issued and outstanding, respectively.

2021
During the nine months ended September 30, 2021, (i) 15,805,934 shares were issued upon the conversion of 223,000 shares of Preferred Stock, (ii) 3,836,475 shares were issued upon cashless exercised of 9,528,689 options, and (iii) 1,162,791 shares were issued in lieu of a bonus payment of $58,140.

2020
During the year ended December 31, 2020, (i) 125,000 shares were issued at a price of $0.01 per share to note holders as a financing cost and (ii) 8,300,000 shares were issued upon the conversion of $40,504 of principal and accrued interest related to the FirstFire Convertible Note.

NOTE 10 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the nine months ended September 30, 2021:

	Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at January 1, 2021	24,619,623	$0.16
Issued	-	-
Exercised	-
Forfeited	(13,619,623)	0.22
Outstanding at September 30, 2021	11,000,000	$0.10

At September 30, 2021, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at September 30, 2021 is presented below:

		Warrants Outstanding and Exercisable
		Shares Issuable	Weighted Average
		upon Exercise of	Remaining	Weighted Average
Exercise Price		Outstanding Warrants	Contractual Life (years)	Exercise Price
$	0.10	11,000,000	1.20	$0.10

		11,000,000	1.20	$0.10

Outstanding Stock Options
On November
20
, 2012, the shareholders of the Company approved the adoption of the Applied Minerals, Inc. 2012 Long-Term Incentive Plan (“LTIP”) and the Short-Term Incentive Plan (“STIP”) and the performance criteria used in setting performance goals for awards intended to be performance-based. Under the LTIP, 8,900,000 shares are authorized for issuance. The STIP does not refer to a particular number of shares under the LTIP, but would use the shares authorized in the LTIP for issuance under the STIP. The CEO, the CFO, and named executive officers, and directors, among others are eligible to participate in the LTIP and STIP. Prior to the adoption of the LTIP and STIP, stock options were granted under individual arrangements between the Company and the grantees, and approved by the Board of Directors.

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
months ended
September
30, 2021.

A summary of the status and changes of the options granted under stock option plans and other agreements during the nine months ended September 30, 2021:

	Shares Issued	Weighted
	Upon Exercise of	Average
	Options	Exercise Price

Outstanding at December 31, 2020	56,661,515	$0.28
Granted	9,450,000	0.03
Exercised	(9,528,689)	0.06
Forfeited	(3,791,981)	0.63
Outstanding at September 30, 2021	52,790,845	$0.24

A summary of the status of the options outstanding at September 30, 2020 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price	Shares	Weighted average remaining contractual life	Per share weighted average exercise price
$0.02 - $0.03	9,450,000	4.75	$0.03	4,750,000	4.75	$0.03
$0.04 - $0.08	28,959,881	6.19	$0.06	28,959,881	6.19	$0.06
$0.10 - $0.84	10,338,904	1.80	$0.46	10,338,904	1.80	$0.46
$1.10 - $1.90	4,042,060	1.45	$1.63	4,042,060	1.45	$1.63

	52,790,845	4.58	$0.24	48,090,845	4.53	$0.34

Compensation expense of $147,172 and $155,058 was recognized for vested options for the three and nine months ended September 30, 2021. The aggregate intrinsic value of the outstanding options at September 30, 2021 was $0.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (25%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals. The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options occurs when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. Of the 27.5 million performance options granted to management in August 2017, approximately 14.3 million were outstanding at September 30, 2021. The reduction was due to the forfeiture of options to purchase
0.4
million shares of common stock and the exercise of options to purchase approximately
9.5
million shares of common stock during the three months ended March 31, 2021. At September 30, 2021, the board accelerated the vesting of 1,195,138 options granted to Christopher Carney in August 2017

a
nd accelerated the vesting of 333,333 options granted in March 2019 to Shar
a
d Mathur
,
 CTO
.
In July 2021 the board approved a grant to management of options to purchase 5.7 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (
50
%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. In July 2021 the board approved a grant to the directors and a consultant of options to purchase 3.75 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022.

The f
air value of the options granted in
J
uly on the grant date using the Black Scholes model was $169,690. As of
September 30, 2021 $69,054 of the fair value was recognized as un amortized compensation.

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

At September 30, 2021, the weighted average shares outstanding excluded options to purchase 52,790,845 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 119,694,849, shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2020. There have been no material changes in our critical accounting policies and estimates during the nine
-month period ended
September
30, 2021 compared to the disclosures on Form 10-K for the year ended December 31, 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2021	2020	$	%

REVENUES	$360,815	$222,204	$138,611	62%

OPERATING EXPENSES:
Production costs	434,225	396,301	37,924	10%
Exploration costs	47,866	56,909	(9,043)	(16)%
General and administrative	443,503	501,178	(57,675)	(12)%

Total Operating Expenses	925,594	954,388	(28, 974)	(3)%
Operating Loss	(564,779)	(732,184)	(167,405)	(23)%
OTHER (EXPENSE) INCOME:
Interest expense, net (including amortization of deferred financing cost and debt discount)	(474,579)	(463,462)	11,117	2%
Change in fair value	-	(23,000)	(23,000)	(100)%
Gain on forgiveness of PPP loan	-	-	-	-%
Other income, net	20,308	54,855	(34,547)	(63)%

Total Other (Expense)	(454,271)	(431,607)	22,664	5%

NET LOSS	$(1,019,050)	$(1, 163 , 791)	$(1 44 , 741)	(1 2)%

Revenue for the three months ended September 30, 2021 totaled $360,815, an increase of $138,611 or 62%, compared to the same period in 2020. The increase was driven primarily by a $153,534 increase in the sale of AMIRON iron oxide, partially offset by a $14,923 decrease in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totaled $153,534, an increase of 103% when compared to the same period in 2020. The increase was due to an increase in sales of AMIRON to a producer of cement. Sales of DRAGONITE halloysite clay during the period totaled $57,783, a decline of 21% when compared to the same period in 2020. The decrease in sales of DRAGONITE halloysite clay was driven primarily by a decrease in sales of DRAGONITE to two customers.

Total operating expenses for the three months ended September 30, 2021 totaled $925,594, a reduction of $28,795, or 3%, compared to the same period in 2020. The reduction was driven primarily by a $57,675, or 12%, decline in general and administrative costs, partially offset by a $37,924, or 10%, increase in production costs.

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

Production costs incurred during the three months ended September 30, 2021 were $434,225, an increase of $37,924, or 10%, compared to the same period in 2020. The increase was driven primarily by an increase in the mining and sale of AMIRON during the period.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2021 were $47,866, a decrease of $9,043, or 16%, compared to the same period in 2020.

General and administrative expenses incurred during the three months ended September 30, 2021 totaled $443,503, a $57,675, or 12%, decline when compared to the same period in 2020. The decrease was driven primarily by a $125,517 decrease in wages and related employee expense due to a reduction in the number of employees, a $46,755 reduction in D&O and workers’ compensation expense due to a reduction in coverage and a $25,000 decline in director expense due to a decline in the number of directors, partially offset by a $143,274 increase in equity-based compensation expense related to the grant and acceleration of options to employees and directors.

Operating loss incurred during the three months ended September 30, 2021 was $564,779, a $167,405, or 23%, decrease when compared to the same period in 2020. The decline was driven primarily by a $138,611 increase in revenue and a $57,675 decrease in general and administrative expense, offset by a $37,924 increase in production costs when compared to the same period in 2020.

Total Other Expense was $454,271 for the three months ended September 30, 2021 compared to Total Other Expense of $431,607 in same period in 2020. The $22,664 increase in Total Other Expense was due primarily to a $34,547 reduction in other income and a 11,117 increase in interest expense, partially offset by the elimination of $23,000 expense related to the change in the fair value of a liability.

Net Loss for the three-month period ending September 30, 2021 was $1,019,050, a decline of $144,741, or 12%, when compared to the same period in 2020. The decrease was primarily driven by a $167,405 decline in operating loss.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2021	2020	$	%

REVENUES	$1,099,980	$518,272	$581,708	112%

OPERATING EXPENSES:
Production costs	1,315,350	846,338	469,012	55%
Exploration costs	175,715	144,588	31,127	22%
General and administrative	1,244,975	1,936,301	(691,326)	(36)%

Total Operating Expenses	2,736,040	2,927,227	(191,187)	(7)%
Operating Loss	(1,636,060)	(2,408,955)	(772,895)	(32)%

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(1,401,878)	(1,363,330)	38,548	3%
Change in fair value	-	(23,000)	(23,000)	(100)%
Gain on forgiveness of PPP loan	223,075	-	223,075	-%
Other income, net	114,662	1,355,205	(1,017,468)	(75)%

Total Other Income (Expense)	(1,064,141)	(31,125)	(1,033,016)	3,189%

NET LOSS	$(2,700,201)	$(2,440,080)	$(260,121)	11%

Revenue for the nine months ended September 30, 2021 totaled $1,099,980, an increase of $581,708, or 112%, compared to the same period in 2020. The increase was driven primarily by a $438,667 increase in the sale of AMIRON iron oxide and a $143,041 increase in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totaled $733,892, an increase of 149% when compared to the same period in 2020. The increase was due to an increase in the production and sale of AMIRON to a producer of cement. Sales of DRAGONITE halloysite clay during the period totaled $366,126, an increase of 64% when compared to the same period in 2020. The increase in sales of DRAGONITE halloysite clay was driven primarily by a general increase in sales of DRAGONITE to a number of customers for use as a flame retardant additive, a binder for a catalyst and ceramic bodies and as a nucleating agent for polymers.

Total operating expenses for the nine months ended September 30, 2021 totaled $2,736,040, a decrease of $191,187, or 7%, compared to the same period in 2020. The decline was driven primarily by a $691,326, or 36%, decline in general and administrative costs, partially offset by an increase of $469,012 or 55% in production costs.

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

Production costs incurred during the nine months ended September 30, 2021 were $1,315,350, an increase of $469,012, or 55%, compared to the same period in 2020. The increase was due primarily to $354,259 of contract labor expense related to the increase in the Company’s iron production, a $75,956 increase in clay toll processing costs related to sales of certain grades of DRAGONITE, and a $79,103 increase in wages related primarily to the increase in iron production

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the nine months ended September 30, 2021 were $175,715, a $31,127, or 22%, increase compared to the same period in 2020. The increase was driven primarily by $19,684 of workers’ compensation reclassified during the period as exploration expense.

General and administrative expenses incurred during the nine months ended September 30, 2021 totaled $1,244,975, a decline of $691,326, or 36%, when compared to the same period in 2020. The decrease was driven primarily by a $511,889 decrease in wages, related payroll taxes and benefits due to a reduction in the number of corporate executives, a reduction of $245,811 in director expense due to a decline in the number of directors, a $110,123 reduction in D&O and workers’ compensation expense due to a reduction in coverage and a decrease of $40,714 in office rent expense, partially offset by a $198,787 in equity-based expense related to the grant and acceleration of options to employees and directors.

Operating loss incurred during the nine months ended September 30, 2021 was $1,636,060, a $772,895, or 32%, decrease when compared to the same period in 2020. The decline was driven primarily by a $581,708 increase in revenue and a $691,326 decrease in general and administrative expense, offset by a $469,012 increase in production costs when compared to the same period in 2020.

Total Other Expense for the nine months ended September 30, 2021 was $1,064,141, an increase of $1,033,016, or 3,189%, when compared to the same period in 2020. The $1,033,016 increase in Total Other Expense was due primarily due to the absence of a $1,300,000 payment received during the prior period related to the exercise of an option for certain metallic mineral rights of located on the Dragon Mine, partially offset by forgiveness of the Company’s PPP Loan.

Net Loss for the nine months ending September 30, 2021 was $2,700,201, an increase of $260,121, or 11%, when compared to the same period in 2020. The increase was driven by a $1,033,016 increase in Total Other Expense and a $772,895 decline in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 20, 2022 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 22, 2022. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the nine months ended September 30, 2021 was $973,832 compared to $139,655 of cash provided during the same period in 2020. The $1,113,487 increase in cash used by operations during the period was driven primarily by a $260,121 increase in net loss during the period as well as a reduction in payables of $781,948 and a reduction of $101,878 in deposits and prepaids, partially offset by an increase in accounts receivable of $86,777.

Cash provided by financing activities during the nine months ended September 30, 2021 was $510,362 compared to $118,531 used during the same period in 2020. The $628,893 increase in cash provided during the period was due primarily to $385,000 of proceeds from a private placement of Series B Preferred Stock during the current period and the (i) absence of $113,750 of proceeds from the issuance of notes and (ii) absence of $371,625 of payments to reduce notes payable both of which occurred during the same period in 2020.

Total assets at September 30, 2021 were $1,200,228 compared to $1,900,307 at December 31, 2020, a decrease of $700,079 due primarily to decrease in the Company cash, prepaid expenses and operating lease right-of-use assets. Total liabilities were $51,123,288 compared to $49,729,744 at December 31, 2020. The increase of $1,393,544 in total liabilities was due primarily to the increase in Paycheck Protection Program Loan, increase in accounts payable resulting from cash management, amortization of PIK Notes debt discount which increased the carrying value of PIK Notes payable, proceeds from issuance of notes payable and offset by repayment of notes payable to related party.

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

During the nine months ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED MINERALS, INC.

Dated: November 22, 2021	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: November 22, 2021	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

