Form 10-K
period 2021-12-31
Applied Minerals, Inc.
filed 2022-04-18
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the year ended December 31, 2021

Commission file number: 000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

(212) 226-4265
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on the last sales price on the OTC Bulletin Board on that date, was approximately $4,097,060.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 15, 2022 was 252,556,760.

APPLIED MINERALS, INC.
YEAR 2021 ANNUAL REPORT ON FORM 10-K

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

Sales
In 2021, we recorded revenues of $1,409,019, of which $414,940 was related to sales of DRAGONITE to 21 customers and $994,079 was related to sales of AMIRON to one customer.

Characterization of the Mineralization

Over the last 1
2
years, the Company has expended significant resources, including commissioning a resource study, to determine the amount, character and mineability of the mineralization of the deposits at the Dragon Mine.

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

In 2018, SEC adopted rules to modernize property disclosures for mining companies. Such rules went
into effect in 2021. The mineralization indicated by the resource study would not qualify as a reserve under the new rules.

Processing Capability

We have a primary processing plant with capacity to mill up to 45,000 tons of mineralization per annum for certain clay and iron applications. The Company has a second processing facility with a capacity of up to 5,000 tons per annum that is dedicated to processing its halloysite resource.
Both facilities utilize dry-based milling equipment that do not eliminate impurities such as iron oxide as effectively as wet processing but are useful in situations where wet processing in not necessary

Distribution Channels
The Company markets and sells its products directly and through distributors. The Company also uses several leading distribution organizations, E.T. Horn, Brandt Technologies, LLC, and Azelis to market its products. The Company has an exclusive agreement with a distributor for Japan.

INFORMATION ABOUT THE COMPANY

Applied Minerals, Inc. (OTC: AMNL) owns the Dragon Mine from which we can extract halloysite clay and iron oxide, which we then process or have processed and sell. We also engage in research and development and frequently work collaboratively with potential customers, consultants, and distributors to engineer and enhance our halloysite clay and iron oxide products to improve the performance of our customers’ existing and new products.

The Dragon Mine is a 267-acre property located in central Utah, approximately 70 miles south of Salt Lake City, Utah.

We market our halloysite clay-based line of products under the trade name DRAGONITE. We have marketed our iron oxide line of products under the trade name AMIRON.

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

The Company acquired the Dragon Mine primarily to exploit the mine’s halloysite resources. At the time that the Dragon Mine was acquired, it was assumed that the iron oxide mineralization would be useful only for steelmaking. Given historical price conditions, the grade of iron we mine and our method of mining (underground), sales of iron oxide for steelmaking are often uneconomic and at best would yield marginal or low profits. The iron oxide resource at the Dragon Mine is of high chemical purity, a low level of heavy metals content, high surface area (25 m2/g – 125 m2/g) and reactivity. We focus on marketing the iron to markets that need such product characteristics. Those markets on average will yield higher profit margins for the Company.

INFORMATION ABOUT THE DRAGON MINE

History of the Dragon Mine

The Dragon Mine was first mined in the third quarter of the 19 th
century and has since been mined by various owners and operators. It was mined for iron oxide from the late nineteenth century until approximately 1931 and it was mined for halloysite clay from approximately 1931 to 1976. From 1949 to 1976, the halloysite was sold for use as a petroleum cracking catalyst. A fire closed the mine in 1976. No mining took place from 1976 until 2001, at which point the Company leased the property with an option to buy it. The Company purchased the property in 2005.

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

Resource Development/Exploration Drilling Expenses

In 2021 and 2020 the Company spent $247,980 and $201,234, respectively, on exploration and resource development.

More Detailed Description of the Mineralization at the Dragon Mine

Clays
. Kaolinite and halloysite are clays and members of the kaolin group of clays. Both are aluminosilicate clays. Kaolinite and halloysite are essentially chemically identical but have different morphologies (shapes). Kaolinite typically appears in plates or sheets. Halloysite, in contrast, typically appears in the shape of hollow tubes. On average, the halloysite tubes have a length in the range of 0.5 - 3.0 microns, an exterior diameter in the range of 50 - 70 nanometers and an internal diameter (lumen) in the range of 15 - 30 nanometers. Formation of halloysite occurs when kaolinite sheets roll into tubes due to the strain caused by a lattice mismatch between the adjacent silicon dioxide and aluminum oxide layers. Halloysite is non-toxic and natural, demonstrating high biocompatibility without posing any risk to the environment.

Kaolinite is one of the world’s most common minerals.  U.S. production in 2016 was approximately 7.3 million tons.

Halloysite is, by comparison, a rarer mineral and we believe worldwide production is less than 25,000 tons, the majority of which is used in ceramic applications.

Iron Oxide
.
Hematite is the mineral form of iron oxide, which exists in a range of colors, including black to steel or silver-gray and brown to reddish brown, or red.

Geothite is an iron hydroxide oxide mineral, which exists in a range of colors, including yellowish to reddish to dark brown. If goethite is sufficiently heated to eliminate its contained water, it is transformed into hematite.

Mixtures of goethite and hematite are brown in color.

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

The Company has commissioned an ongoing study described above that was conducted using the standards of the JORC Code of the Australasian Code for Reporting Exploration Results, Mineral Resources and Ore Reserves. The mineralization described in the study does not qualify as reserves for purposes of Industry Guide 7

In 2018, SEC adopted rules to modernize property disclosures for mining companies. Such rules went
into effect in 2021. The mineralization indicated by the resource study would not qualify as a reserve under the new rules.

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

PROCESSING CAPABILITIES

We have a primary processing plant with capacity to mill up to 45,000 tons of mineralization per annum for certain clay applications. This facility can mill iron oxide and clay. Additionally, the Company has a second processing facility with a capacity of up to 5,000 tons per annum that is dedicated to processing its halloysite resource.  Both facilities utilize dry-based milling equipment that do not eliminate impurities such as iron oxide as effectively as wet processing but are useful in situations where wet processing in not necessary.

MINING AND PRODUCTION ACTIVITY IN 2021 AND 2020

The following table discloses for the twelve (12) months ended December 31, 2021 and 2020, respectively (i) the number of tons of halloysite clay and iron oxide extracted by the Company from the Dragon Mine and (ii) the number of tons of finished product produced by the Company:

	2021	2020
Tons extracted
Halloysite clay	138	150
Iron oxide	27,067	14,900
Products produced (tons)
Halloysite clay	138	150
Iron oxide	26,867	14,900

CUSTOMERS

DRAGONITE

During 2021 the Company sold its DRAGONITE halloysite clay product to approximately 21 customers. The Company is currently working with a number of prospective customers for its DRAGONITE halloysite clay product and hopes to convert one or more of these prospective customers during 2022. However, the Company cannot provide any assurances that it will be successful in doing so.

AMIRON

During
October
2019
the
Company
signed
an
agreement
to
supply
a
manufacture
of
cement
up
to
30,000
tons
of
AMIRON
per
year over a two-year period. The Company sold the majority of its iron production to this customer during 2021. The agreement ended in December 2021

Sales by Customer Use

The table below discloses the percentage of total revenue by product category for the twelve months ended December 31, 2021 and 2020. “Testing” represents revenue generated from the sale of products used for laboratory testing by customers or potential customers. “Scale-Ups” represents revenue generated from the sale of products to customers or potential customers to determine whether our products perform successfully within a production-scale environment. “Commercial Production” represents revenue generated from the sale of products to customers that are either consumed by the costumer or incorporated into a product that is sold by a customer to a third-party. “Other” represents revenue generated from the sale of products for which the Company is not aware of the use by a potential customer.

	Percentages of Sales Classified by Customer Use
	2021	2020
Sales for:
Commercial Production	99	45
Scale-Ups	0	20
Testing	1	35
Other	*	*
Total	100	100

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

The Company has an exclusive distribution agreement with Fimatec, Ltd. for Japan

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

Catalysts.
DRAGONITE
may
be
used
as
a
catalyst
and
catalyst
support
for
the
hydrotreatment
and
hydrodemetalation
of
hydrocarbonaceous
feedstocks.
In certain applications DRAGONITE has been shown to
 remove impurities such as metals, sulfur, nitrogen, and asphaltenes. Crude oil petroleum must be processed in order to make it into gasoline and other fuels. Catalytic cracking involves the addition of a catalyst to speed up the cracking. The reactive nature of halloysite lends itself to being a catalyst especially for high sulfur oil. Halloysite can also be used as a support for catalysts, which are applied to the halloysite as a coating.

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

Nucleation of Polymers; Reinforcement of Polymers
.
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
In October 2019 the Company
signed an agreement to supply a manufacture of cement up to 30,000 tons of AMIRON per year over a two-year period. The agreement ended in December 2021.

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
This type of market requires a number of steps to be completed before a sale can be consummated.   Like
any new material that will be incorporated into a commercial manufacturing process, a significant amount of testing must be performed by a customer before DRAGONITE can be incorporated into a manufacturing process and a product. Sales of this type often require working with the potential customers’
existing formulations, which can vary from potential customer to potential customer. The successful commercialization of such products can take years develop.

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

In 2021 and 2020, the Company spent approximately $565 and $6,587 on testing and research, respectively.

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

EMPLOYEES

As of April 15, 2022, the Company had seven
employees. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

SPECIFIC RISKS APPLICABLE TO APPLIED MINERALS

LOSSES, DEFICITS, GOING CONCERN.
We have experienced annual operating losses for as long as we have financial records (since 1998). For the years ended December 31, 2021 and 2020, the Company sustained losses from continuing operations of $3,283,239 and $3,287,711, respectively. At December 31, 2021 and 2020, the Company had accumulated deficits of $125,305,379 and $122,022,140, respectively. We have very limited cash as of the date of this report, negative cash flow, and continuing unprofitable operations. Accordingly, our independent registered public accounting firm, MaloneBailey, LLP, has included a going concern paragraph in its opinion on our financial statements.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm, identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

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

The Company has two series of convertible, PIK notes outstanding, 3% PIK-Election Convertible Notes due May 1, 2023 ("Series A Notes") and 3% PIK-Election Notes due August 1, 2023 (“Series 2023 Notes”). As of April 15, 2022, the outstanding balance of the Series A Notes was approximately $30.0 million and the outstanding balance of the Series 2023 Notes was approximately $18.0 million. If the Company continues to pay interest in additional PIK Notes, the outstanding balances will increase to approximately $50.4 million in 2023.

The description of the risks associated with maturity and mandatory conversion set forth below is limited to the Series A Notes, but the risks related to the Series 2013 Notes are similar.

The Series A Notes mature on May 1, 2023. The Series 2023 Notes mature on August 1, 2023.

The holders of the Series A Notes may convert their principal and accrued but unpaid interest into shares of common stock of the Company at any time.  As of April 15, 2022, the conversion price of the Series A Notes was $0.30 per share and would have converted into approximately 101.1 million shares of common stock of the Company. As of April 15, 2022, the conversion price of the Series 2023 Notes was $0.51 per share and would have converted into approximately 35.6 million shares of common stock of the Company.

The Series A Notes are mandatorily convertible by the Company at any time when (i) the volume weighted average price of the shares of the common stock of the Company is equal to or greater than $1.00 for thirty (30) consecutive trading days and (ii) the closing market price of the shares of the common stock of the Company is equal to or greater than $1.00.

As of April 15, 2022, the Series 2023 are mandatorily convertible by the Company at any time when the weighted average trading price of a share of the Company’s common stock is in excess of $0.51 for ten (10) consecutive trading days.

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

In March 2020 CMC exercised its option to acquire 100% of the Metallic Rights within the Mining Claims from the Company, subject to the terms and conditions of the Agreement. The proceeds paid to the Company upon the exercise of the option totaled $1,050,000.

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

	Year 2021		Year 2020
	High	Low	High	Low
First Quarter	$0.10	$0.02	$0.02	$0.01
Second Quarter	$0.03	$0.02	$0.01	$0.01
Third Quarter	$0.03	$0.02	$0.01	$0.01
Fourth Quarter	$0.03	$0.01	$0.04	$0.01

Record Holders
As of December 31, 2021, there were approximately 595 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Equity Compensation Plans

Plans Approved by Stockholders
Shareholders approved the 2012 Long-Term Incentive Plan (“2012 LTIP”) and the 2016 Incentive Plan. (“2016 IP”).

The number of shares subject to the 2012 LTIP for issuance or reference was 8,900,000 of which 6,234,923 were outstanding at December 31, 2021. The number of shares subject to the 2016 IP was 15,000,000 of which 6,890,000 were outstanding at December 31, 2021.

Plans Not Approved by Stockholders
Prior to the adoption of the 2012 LTIP, the Company granted options to purchase 12,378,411 shares of common stock under individual arrangements. As of December 31, 2021, only 3,204,653 options under such individual arrangements are outstanding.

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

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company granted options to purchase 38,889,958 shares of common stock under the 2017 IP of which 36,061,269 were outstanding at December 31, 2021.

Equity Compensation Information
As of December 31, 2021

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	13,124,923	$0.61	10,655,077
Equity compensation plans not approved by security holders (2)	39,665,922	$0.13	1,997,255
Total	52,790,845	$0.25	12,652,332

(1)	Includes 6,890,000 options outstanding under the 2016 IP and 6,234,923 options outstanding under the 2012 LTIP.

(2)	Includes 230,000 options outstanding under the 2016 LTIP, 36,061,269 options outstanding under the 2017 IP and 3,374,653 options outstanding under individual arrangements

Comparison of 5-Year Cumulative Returns

	12-31-17	12-31-18	12-31-19	12-31-20	12-31-21
Applied Minerals, Inc.	$50	$33	$8	$33	$8
iShares Russell Microcap ® Index ETF	$111	$95	$116	$138	$163
S&P Metals & Mining Index	$120	$86	$96	$110	$147

* Cumulative return assumes a $100 investment of each respective security at December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31 (in 000’s except per share data)	2021	2020	2019	2018	2017
Revenue	$1,409.0	$879.2	$486.0	$4,873.2	$2,444.7
Net loss	$(3,283.2)	$(3,287.7)	$(5,973.1)	$(3,326.0)	$(14,910.7)
Net loss - basic	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.13)
Net loss - diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.13)
Cash and equivalents	$74.3	$669.6	$52.8	$2,892.3	$47.7
Total assets	$1,177.8	$1,900.3	$1,489.2	$4,137.0	$3,324.2
Long-term liabilities	$48,035.3	$46,265.1	$43,842.6	$36,825.3	$35,291.9
Shareholders’ (deficit)	$(50,400.8)	$(47,829.4)	$(44,784.1)	$(34,118.7)	$(33,200.8)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The adoption of ASU 2019-12 had no impact on the Company’s financial results.

Results of Operations – 2021 Compared to 2020

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Twelve Months Ended December 31				Variance
	2021	% of Rev.	2020	% of Rev.	Amount	%

REVENUES	$1,409,019	100%	$879,169	100%	$529,850	60%
OPERATING EXPENSES:
Production costs	1,658,661	118%	1,245,776	142%	412,885	33%
Exploration costs	247,980	18%	201,234	23%	46,746	23%
General and administrative *	1,594,907	113%	2,265,805	258%	(670,898)	(30)%
Total Operating Expenses	3,501,548	249%	3,712,815	422%	(211,267)	(6)%
Operating Loss	(2,092,529)	(149)%	(2,833,646)	(322)%	741,117	(26)%
OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(1,873,124)	(133)%	(1,809,397)	(206)%	63,727	4%
Other income	682,414	48%	1,355,332	154%	(672,918)	(50)%
Total Other (Expense)	(1,190,710)	(85)%	(454,065)	(52)%	736,645	162%
Net Loss	$(3,283,239)	(233)%	$(3,287,711)	(374)%	$(4,472)	(0)%

*	Includes $234,409 and $75,669 of non-cash stock compensation expense for 2021 and 2020, respectively, related to employee, director and consultant stock options.

Revenue generated during 2021 was $1,409,019 compared to $879,169 of revenue generated during the same period in 2020, an increase of $529,850 or 60%. The increase was driven primarily by a $454,379, or 84%, increase in sales of AMIRON iron oxide.

Sales of AMIRON during 2021 totaled $994,079, an increase of $389,579, or approximately 64%, when compared to 2020. The increase was driven primarily by an increase in sales to a manufacturer of cement.

Sales of DRAGONITE during 2021 totaled $414,940, an increase of $140,271, or approximately 51% when compared to 2020. The increase was driven primarily by an increase in sales to customers for use in flame retardent applications, partially offset by a decline in sales to a customer for use in an oilfield application due to the disruption in the oil markets.

Operating expenses incurred during 2021 totaled $3,501,548, a decrease of $211,267, or 6%, when compared to 2020. The decline in operating expenses was driven primarily by a $670,890, or 30%, decline in general and administrative expense partially offset by a $412,885, or 33%, increase in production costs when compared to 2020.

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

Production costs during 2021 were $1,658,661, an increase of $412,885, or 33%, when compared to 2020. The increase was driven primarily by a $314,354 increase in contract labor due to an increase in iron mining production and a $75,846 increase in clay processing expense related to the purchase of inventory upon the termination of a tolling agreement.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities.  Exploration costs, excluding depreciation expense, incurred during 2021 totaled $247,980 compared to $201,234 incurred during 2020, an increase of $46,746.

The Company’s general and administrative expenses are associated with corporate overhead. General and administrative expenses for 2021 totaled $1,594,907 compared to $2,265,805 of expense incurred during the same period in 2020, a decline of $670,898 or 30%. The decline was driven primarily by a (i) $399,121, or 53%, reduction in management salary and benefit expense related to the elimination and consolidation of a number of management positions during 2020, (ii) a $245,811 decrease in director expense, or 43%, (iii) a $115,141 decrease in insurance expense and a (iv) $40,996 decline in office rent expense, partially offset by a $158,740 increase in equity compensation expense related to the granting of equity options to management and directors.

Operating loss incurred during the year was $2,092,529, a decline of $741,117, or 26%, when compared to 2020. The decline in operating loss was driven primarily by the $670,898 decline in general and administrative expense and $528,850 increase in revenue, partially offset by a $412,885 increase in production costs.

Total other expense for 2021 was $1,190,710 compared to $454,065 during the same period in 2020, an increase of $736,645 or 162%. The increase in total other expense was driven primarily by the absence of a $1,300,000 payment received from CMC upon the exercise of an option to purchase the metallic mineral rights of the Dragon Mine in 2020, partially offset by $487,547 of gain related to the forgiveness of two PPP loans and $75,808 in proceeds from the net sale of excess equipment and reimbursements.

Net loss for 2021 was $3,283,239, a decline
$4,472
, or 0%, when compared to 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2021, the Company’s net loss was $3,283,239 and cash used by operating activities was $1,112,254. As of December 31, 2021, the Company had current assets of $270,561 and current liabilities of $3,543,388 of which $372,028 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include (i) $717,327 of accrued salaries, severance and related taxes deferred by current and past members of management until the Company’s liquidity improves, (ii) $1,438,311 of accrued directors fee and other director compensation as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $47,783 of disputed or erroneously accrued expenses.

Cash used by operating activities in 2021 was $1,112,254 compared to $845,123 of cash provided by operations during the same period in 2020. The decline in cash provided by operating activities was due primarily to a reduction in accounts payable and accrued liabilities and the absence of $1,000,000 of deferred revenue recognized during 2020.

The Company has no cash activities in investing activities during 2021 and 2020.

Cash provided by financing activities during 2021 was $516,947 compared to $228,356 of cash used by financing activities in 2020.

Our total assets as of December 31, 2021 were $1,177,821 compared to $1,900,307 as of December 31, 2020, or an decrease of $722,486. The decrease in total assets was due primarily to a $595,307 decrease in cash.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2021 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make:

	Payment due by period
	Total	< 1 year	1 – 3 years	3 – 5 Years	> 5 years
Contractual Obligations:
Rent obligations	$29,376	$29,376	-0-	-0-	-0-

Rent payments for the years ended December 31, 2021 and 2020 were
$116,649 and $113,253, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no virtually exposure to fluctuations in interest rates or foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Applied Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Minerals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 15, 2022

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020

ASSETS
Current Assets
Cash	$74,253	$669,560
Accounts receivable	34,309	67,557
Deposits and prepaid expenses	161,999	190,698
Total Current Assets	270,561	927,815

Land	500,000	500,000
Operating lease right-of-use assets	28,111	136,308
Fiancé lease right-of-use	42,821	-

Other Assets
Deposits	336,328	336,184
Total Other Assets	336,328	336,184

TOTAL ASSETS	$1,177,821	$1,900,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,017,454	$2,632,156
Paycheck Protection Program Loan	-	223,075
PIK Note interest accrual	372,028	365,121
Current portion of notes payable	112,835	133,081
Current portion of finance lease liabil i ties	11,986	-
Current portion of operating lease liabilities	29,085	111,236
Total Current Liabilities	3,543,388	3,464,669

Long-Term Liabilities
PIK Notes payable, net of $681,102 and $1,082,988 debt discount, respectively	47,004,480	45,235,990
Deferred revenue	1,000,000	1,000,000
Finance lease liability	30,835	-
Operating lease liabilities	0	29,085
Total Long-Term Liabilities	48,035,315	46,265,075

TOTAL LIABILITIES	51,578,703	49,729,744

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 262,000 and 128,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	262	128
Common stock, $0.001 par value, 700,000,000 shares authorized at December 31, 2021 and 2020, respectively and 217,655,150 and 183,938,549 shares issued and outstanding at December 31, 2021 and 2020 ( 155,078,570 shares reserved as of December 31, 2021 )	217,654	183,939
Additional paid-in capital	74,686,581	74,008,636
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(105,295,883)	(102,012,644)
Total Stockholders’ Deficit	(50,400,882)	(47,829,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,177,821	$1,900,307

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

REVENUES	$1,409,019	$879,169

OPERATING EXPENSES:
Production costs	1,658,661	1,245,776
Exploration costs	247,980	201,234
General and administrative	1,594,907	2,265,805

Total Operating Expenses	3,501,548	3,712,815

Operating Loss	(2,092,529)	(2,833,646)

OTHER INCOME (EXPENSE):
Interest expense, net including amortization of deferred financing cost and debt discount)	(1,873,124)	(1,809,397)

Other income, net	682,414	1,355,332

Total Other Income (Expense)	(1,190,710)	(454,065)

NET LOSS	$(3,283,239)	$(3,287,711)

Deemed dividend on Series B Convertible Preferred Stock	(280,121)	(81,836)

Net Loss Attributable to Common Shareholders	$(3,563,360)	$(3,369,547)

Net Loss Per Common Share -Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding – Basic and Diluted	197,513,183	176,642,306

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2019	175,513,549	$175,514	-	$-	$73,774,766	$(20,009,496)	$(98,724,933)	$(44,784,149)

Shares issued for note conversion	8,300,000	8,300	-	-	32,204	-	-	40,504

Shares issued to noteholder	125,000	125	-	-	1,125	-	-	1,250

Shares issued in private placement	-	-	128,000	128	124,872	-	-	125,000

Beneficial conversion feature on Convertible Series B Stock	-	-	-	-	81,836	-	-	81,836

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-		-	(81,836)	-	-	(81,836)

Stock option compensation expense	-	-	-	-	75,669	-	-	75,669
Net Loss	-	-	-	-	-	-	(3,287,711)	(3,287,711)

Balance, December 31, 2020	183,938,549	$183,939	128,000	$128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

Shares issued on conversion of preferred stock	28,717,335	28,717	(304,136)	(304)	(19,028)	-	-	9,385

Shares issued in private placement	-	-	438,136	438	467,562	-	-	468,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	280,121	-	-	280,121

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(280,121)	-	-	(280,121)

Shares issued for cashless exercise of options	3,836,475	3,836			(3,836)	-		-

Shares issued to employee in lieu of bonus	1,162,791	1,162	-	-	56,977	-	-	58,139

Stock option compensation expense	-	-	-	-	176,270	-	-	176,270

Net Loss	-	-	-	-	-	-	(3,283,239)	(3,283,239)

Balance, December 31, 2021	217,655,150	$217,654	262,000	$262	$74,686,581	$(20,009,496)	$(105,295,883)	$(50,400,882)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(3,283,239)	$(3,287,711)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7,751	-
Change in fair value of convertible note	-	23,000
Penalty on convertible note		37,500
Amortization of discount – PIK Notes	401,886	381,323
Amortization of discount – notes payable	-	6,250
Amortization of deferred financing costs	-	6,250
Accrued interest on PIK Notes	1,409,455	1,370,005
Stock-based compensation expense	234,409	75,669
Shares issued for interest	9,385	-
Non-cash lease expense	108,197	101,843
Gain on forgiveness of PPP loan	(487,547)	-
Change in operating assets and liabilities:
Accounts receivable	33,248	10,751
Deposits and prepaid expenses	216,084	312,584
Operating lease liability	(111,236)	(101,487)
Accounts payable and accrued expenses	349,353	909,146
Deferred revenue	-	1,000,000
Net cash (used in) provided by operating activities	(1,112,254)	845,123

Cash Flows from Financing Activities:
Payments on insurance financing	(207,774)	(295,556)
Payments on notes payable	-	(394,625)
Payments on finance lease liability	(7,751)	-
Proceeds from private placement	468,000	125,000
Proceeds from Paycheck Protection Program Loan	264,472	223,075
Proceeds from notes payable	-	113,750
Net cash provided by (used in) financing activities	516,947	(228,356)

Net (decrease) increase in cash and cash equivalents	(595,307)	616,767
Cash and cash equivalents at beginning of year	669,560	52,793
Cash and cash equivalents at end of year	$74,253	$669,560

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2021	2020

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,037	$4,395
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Notes payable – insurance financing	$187,528	$219,538
Capitalization of ROU assets and finance lease liability	$49,020	$-
Accrued PIK interest paid through issuance of PIK Notes	$1,402,548	$1,181,787
Deemed dividend on convertible Preferred Stock Series B due to BCF	$280,121	$81,836
Common stock issued to note holders for financing cost	$-	$1,250
Common stock issued for cashless exercise of options	$3,836	$-
Common stock issued upon conversion of Preferred Stock Series B	$28,717	$-
Common stock issued upon conversion of note payable	$-	$40,504

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

In consideration of the Exploration License CMC paid the Company $350,000 upon the execution of the agreement and paid it $150,000 on the first anniversary of the Exploration License in December 2018. Per the agreement CMC was obligated to pay the Company $250,000 on or before each subsequent anniversary during the Exploration License term following the first anniversary of the Effective Date of the Agreement unless the Exploration License was terminated earlier by CMC by exercising the option or failing to make the required payment for the Exploration License.

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The proceeds from the exercise of the Option are presented as Other Income. The Company also provided Tintic with a Right of First Offer
,
which will expire on December 21, 2027 and can be extended to December 21, 2032 for a payment of $250,000 by Tintic to the Company.

Upon the exercise of the option, the Company retained the all rights and title to (1) the surface interest (with exception of those rights associated with the Metallic Rights), and (2) all non-metallic minerals (expressly including all industrial minerals including clays and iron oxides).

Upon the exercise of the option the Company retained protections against unreasonable interference of its current and future mining operations by CMC. CMC may not do anything that may, at the Company’s determination, adversely impact the Company’s Mining Operations.  “Mining Operations” shall mean the activities incident to mineral extraction, permitting, and any operations by CMC or the Company relating to the removal of minerals, respectively, that are or may reasonably be conducted on the Mining Claims, including the exploration for, and development, active mining, removing, producing and selling of any minerals, including the Metallic Minerals.  The Agreement states that the parties understand that the Company was willing to enter into the Agreement only if it was assured that CMC would not have any right to unreasonably interfere with the Company’s current mining operations and possible future Mining Operations on the Mining Claims.

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
Since then
m
any countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

The effects of the COVID-19 restrictions adversely affected our business in 2020 and 2021 as certain customers delayed purchases of our DRAGONITE halloysite clay products. As countries, including the U.S., begin to ease restrictions  certain of our customers may resume their previously planned purchases of our DRAGONITE halloysite clay products.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has a history of recurring losses from operations and the use of cash in operating activities. For the twelve months ended December 31, 2021, the Company’s net loss was $3,283,239 and cash used in operating activities was $1,112,254. As of December 31, 2021, the Company had current assets of $270,561 and current liabilities of $3,543,388 of which $372,028 was accrued PIK Note interest to be paid in additional PIK Notes. The Company’s current liabilities also include
. (i) $717,327 of accrued salaries, severance and related taxes deferred by current and past members of management until the Company’s liquidity improves, (ii) $1,438,311 of accrued directors fee and other director compensation as determined by the Company’s Board, (iii) $119,269 of payables to a compounder for which it has agreed to satisfy in halloysite product and (iv) $47,783 of disputed or erroneously accrued expenses.

Management believes that in order for the Company to meet its obligations arising from normal business operations through April 15, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii)generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations. Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through April 15, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

As of December 31, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors, which
 we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the years ended December 31, 2021 and 2020, revenues from the Company’s two largest customers accounted for 76% and 69% of total revenues, respectively. As of December 31, 2021, and 2020, amounts owed from these customers comprised 77% and 44% of accounts receivable, respectively.

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at December 31, 2021 and 2020.

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

Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of December 31, 2021 and 2020.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2021, no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Recent Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments within ASU No. 2019-12 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The adoption of ASI 2019-12 had no impact on the Company’s financial results.

NOTE 4 – LEASES

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

For the year ended December 31	2021	2020

Supplemental cash flow information related to leases:

Operating cash flows paid for operating leases	$111,236	$113,253
Non-cash lease expense	$108,197	$(357)

Supplemental balance sheet information related to leases:	As of December 31, 2021	As of December 31, 2020

Operating lease Right-of-use assets	$28,111	$136,308

Current portion of operating lease liabilities	$29,085	$111,236
Long-term operating lease liabilities	-	29,085
Total operating lease liabilities	$29,085	$140,321

Weighted average remaining operating lease term	0.25 years	1.25 years
Weighted average discount rate	6%	6%

The following table summarizes the maturity of l
e
ase liabilities under operating leases as of December 31, 202
1
:

2022	29,376
Total lease payments	29,376
Less: imputed interest	(291)
Total lease liabilities	$29,085

In July 2020, the Company entered into a sublease agreement with respect to its Brooklyn, N.Y. office. The lea
s
e and sublease agreements expire in April 2022. The base rent of the sublease agreement was
$7,049 per month and
increased
by 2.5%
 annually beginning
in July 2021.

The Company entered into an agreement to sublet a portion of its office space. The sublease is considered to be an operating lease and the Company has not been released from its obligations under the March 16, 2017, 5-year lease agreement. The Company recognizes income from sublease on a straight-line basis over the term of the sublease, as a reduction to lease expense. The sublease is not measured u
n
der ASC 842 since the Company remains the primary obligor under the original lease and the sublease is considered to be an operating lease

Finance Lease
On May 14, 2021, the Company entered into a 4-year financing lease agreement for an equipment, base rent payment is approximately $1,107 per month.

Supplemental cash flow information related to leases:	Twelve months ended December 31, 2021

Finance cash flows used in finance lease	$(7,751)
Operating cash flows from finance lease	$7,751

Supplemental balance sheet information related to leases:	As of Dec e mber 31, 2021

Finance lease Right-of-use assets	$42,821

Current portion of finance lease liability	$11,986
Long-term finance lease liability	30,835
Total finance lease liability	$42,821

Weighted average remaining operating lease term	3.33 years
Weighted average discount rate	6%

The following table s
u
mmarizes the maturity of lease liability under finance lease as of December 31, 2021:

2022	$14,099
2023	14,099
2024	14,099
2025	4,700
Total lease payments	46,997
Less: imputed interest	(4,176)
Total lease liabilities	$42,821

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property, plant, and equipment – at cost, less accumulated depreciation:

	December 31,
	2021	2020
Land	$500,000	$500,000

	500,000	500,000
Less: Accumulated depreciation	-	-
Total	$500,000	$500,000

The Company did not record any depreciation expen
s
e for the years ended December 31, 2021 and 2020. As of December 31, 2021 the Company has accrued $28,542 in property taxes due to the Juab County Treasurer.

NOTE 6 – DEPOSIT

The following is a summary of deposit:

	December 31,
	2021	2020
Cash Bond (Mine Permit deposit)	$297,160	$297,016
Office Lease Security Deposit	39,168	39,168
Total	$336,328	$336,184

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2021 and 2020 consist of the following:

	December 31,
	2021	2020

Note payable for insurance companies, payable $1,839 and $15,124 monthly (a)	$-	$133,081
Note payable to insurance companies, payable $1,780 and $12,804 monthly, (b)	$112,835	$-
	$112,835	$133,081
Less: Current Portion	$(112,835)	$(133,081)

Notes Payable, Long-Term Portion	$-	$-

(a)
In October 2020, the Company entered into two notes payable with interest rate of 4.04% and 6.89% with an insurance company for liability insurance, payable in 10 monthly installments, which
started in November 2020.

(b)
On October 2021, the Company entered into two notes payable with interest rates of 4.04% and 6.29% with an insurance company for liability insurance, payable in 10 monthly installment payments which started in November 2021

During the 2021 and 2020, the Company's interest payments totaled $3,186 and $4,395, respectively.

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

On February 25, 2021 the Company entered into a second promissory note (“Second PPP Loan”) in the amount of $264,472 from Bank of America, N.A. under the Paycheck Protection Program. The terms of the Second PPP Loan are similar to the PPP Loan the Company entered into on May 5, 2020. On October 22, 2021, the Company was granted full forgiveness of the Second PPP Loan
.
, resulting in a
total
gain of $487,547 included in other income of the Company’s Results of Operations for 2021.

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

Exercise Price	$0.54, as adjusted downward based on anti-dilution provisions/downround protection	$0.33, as adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;

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

As of December 31, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,759,822	$29,925,760	$47,685,582
Less: Discount	-	(681,102)	(681,102)
PIK Note Payable, Net	$17,759,822	$29,244,658	$47,004,480

PIK Note Derivative Liability	$-	$-	$-

As of December 31, 2020, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,249,430	$29,069,548	$46,318,978
Less: Discount	-	(1,082,988)	(1,082,988)
PIK Note Payable, Net	$17,249,430	$27,986,560	$45,235,990

PIK Note Derivative Liability	$-	$-	$-

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

Below are key amended terms of the Series A Notes:

●	Maturity : May 1, 2023.
●	Exercise Price : $0.40 per share and will be adjusted from time to time pursuant anti-dilution provisions.
●	Stated Interest : 10% payable semi-annually in arrears through December 14, 2017, 3% payable semi-annually in arrears thereafter.
●
Liquidated Damages
: The Company is required to pay the noteholders 1% of the principal amount of the Series A Notes if a Registration statement is not filed and effective within 90 days of the inception date (and further damages for every 30 days thereafter).

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

During the year ended December 31, 2021, the Company issued additional PIK Notes of $737,161 in lieu of cash interest payments and amortized debt discount of $401,886
. The carrying

value of the Series A Notes Payable as of December 31, 2021 was $29,244,658

As

of December 31, 2021, the Company was in compliance with the covenants of the Series A Notes.

As of December 31, 2021, Geoffrey Scott, a director of the Company owned $4,573,534 of principal of the Series A Notes.

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

During the year ended December 31, 2021, the Company issued additional PIK Notes of $306,435 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $17,759,822 as of December 31, 202
1
.

As of December 31, 2021, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At December 31, 2021 and 2020, 262,000 and 128,000 shares of preferred stock were issued and outstanding, respectively.

2021
During the year ended December 31, 2021, 438,136 shares of Series B Preferred Stock were issued at an average stated price of $1.068 per share for cash proceeds of $468,000, net of $15,000 legal fees.

Each share of Series B Preferred Shares will carry an annual dividend in the amount of twelve percent (12%) of the Stated Value (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. The Company ha
s
 the right to redeem all or any portion of the shares within 180 days following the issuance day.

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

At the time of issuance, the Company evaluated the nature of Series B Preferred and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $280,121 beneficial conversion feature to additional paid in capital. For the year ended December 31, 2021, the Company recorded deemed dividend on Convertible Series B Preferred Stock of $280,121.

2020
During the year ended December 31, 2020, 128,000 shares of preferred stock were issued at a stated price of $1.00 per share for cash proceeds of $125,000, net of $3,000 legal fees.

Each share of Series B Preferred Shares will carry an annual dividend in the amount of twelve percent (12%) of the Stated Value (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. The Company ha
s
 the right to redeem all or any portion of the shares within 180 days following the issuance day.

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

At the time of issuance, the Company evaluated the nature of Series B Preferred and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded $81,836 beneficial conversion feature to additional paid in capital. For the year ended December 31, 2020, the Company recorded deemed dividend on Convertible Series B Preferred Stock of $81,836.

Common Stock
The Company is authorized to issue 700,000,000 shares of common stock with a $0.001 par value per share.

At December 31, 2021 and 2020,
217,655,150
 a
nd 183,938,549 shares were issued and outstanding, respectively.

2021
During the year ended December 31, 2021, (i) 3,836,475 shares of common stock were issued upon the exercise by two former employees and one current employee of options to purchase 9,528,688 share
s
 of common stock, (ii) 1,162,791 shares of common stock were issued to an employee as payment for

bonus
 with value of $58,139 at the time of the grant

and (ii) 28,717,336 shares of common stock were issued upon the conversion of 304,136 shares of Series B Preferred Stock at an average price of $0.011 per share.

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

A summary of the status and changes of the warrants issued for 2021 and 2020 is as follows:

	December 31, 2021		December 31, 2020
	Shares issuable upon exercise of	Weighted	Shares issuable upon exercise of	Weighted
	Outstanding Warrants	Average Exercise Price	Outstanding Warrants	Average Exercise Price

Outstanding at beginning of year	24,619,623	$0.16	26,688,373	$0.15
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	13,619,623	0.21	2,068,750	0.04
Outstanding at end of year	11,000,000	0.10	24,619,623	0.16

At December 31, 2021 and 2020, the intrinsic values of the outstanding warrants were $0.

A summary of the status of the warrants outstanding and exercisable at December 31, 2021 is presented below:

Exercise Price	Shares issuable upon exercise of Outstanding Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.10	11,000,000	0.96	$0.10
	11,000,000	0.96	$0.10

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. During 2021 the Company options to 9,450,000 shares of its common stock with an exercise price of $0.03 and a term of five years to certain executives and directors.

The significant assumptions relating to the valuation of the Company's options issued for 2021 were as follows on a weighted average basis:

	2021	2020
Dividend Yield	0%	-
Expected Life (in years)	2.75	-
Expected Volatility	208.0%	-
Risk Free Interest Rate	0.38%	-

A summary of the status and changes of the options granted under stock option plans and other agreements for 2021 and 2020 is as follows:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	56,661,515	0.28	60,676,568	$0.26
Granted	9,450,000	0.03	-	$-
Exercised	(9,528,688)	0.06	-	-
Expired	(3,791,982)	0.67	(100,000)	0.22
Forfeited	-	-	(3,915,053)	0.06
Outstanding at end of year	52,790,845	0.25	56,661,515	$0.28

A summary of the status of the options outstanding at December 31, 2021 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price
$0.03 - $0.08	38,409,881	5.41	$0.06	35,102,381	5.47	$0.05
$0.10 - $0.84	10,338,904	1.38	0.47	10,338,904	1.38	0.47
$1.10 - $1.66	4,042,060	0.96	1.57	4.042,060	0.96	1.57

	52,790,845	4.28	$0.25	49,483,345	4.26	$0.27

Compensation expense of $176,270, and $75,669, has been recognized for the vested options for the years ended December 31, 2021 and 2020, respectively.

On August 18, 2017, the Company’s management was granted performance-based options to purchase 27.5 million shares of the Company’s common stock at $0.06 per share. The options expire on August 18, 2027. On November 1, 2017, the first fifty percent (50%) of the performance-based options vested as management was able to (i) close the sale of an aggregate of $600,000 of units (consisting of a share of common stock of the Company and a warrant to buy 0.25 of a share of common stock of the Company) at $0.04 per unit and (ii) establish toll processing arrangements with two toll processors of halloysite that, in management’s good faith belief, can process halloysite to the Company’s specifications. An additional twenty-five percent (
25
%) of the performance-based options vested on January 18, 2018 when management generated $900,000 of additional cash proceeds through (i) the sale of common stock and (ii) the licensing of a right to explore the Dragon Mine property for certain precious metals.

The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options was scheduled to occur
when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. Of the 27.5 million performance options granted to management in August 2017, approximately 14.3 million were outstanding at December
 31
, 2021. The reduction was due to the forfeiture of options to purchase 0.4 million shares of common stock and the exercise of options to purchase approximately 9.5 million shares of common stock during the three months ended March 31, 2021. In July, 2021, the board accelerated the vesting of 1,195,138 options granted to Christopher Carney in August, 2017 and accelerated the vesting of 333,333 options granted in March 2019 to Sharad Mathur, CTO

In July 2021 the board approved a grant to management of options to purchase 5.7 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. In July 2021 the board approved a grant to the directors and a consultant of options to purchase 3.75 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. The fair value of the options granted in July on the grant date using the Black Scholes model was $169,690. As of December 31, 2021, the Company had

$47,843 of unamortized compensation
 expense
.

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

At December 31, 2021, the weighted average shares outstanding excluded options to purchase 52,790,845 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 124,437,208 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

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

The tax effect of items that give rise to the deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carry forward	$25,931,122	$25,191,672
Stock-based compensation	1,372,350	1,699,706
Fixed assets	670,212	693,139

Total deferred tax assets	27,973,684	27,584,517

Deferred tax liabilities:
Less: valuation allowance	(27,973,684)	(27,584,517)
	$-	$-

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
$389,167 and
 increased by
$570,660 in the year
s
ended December 31, 2021 and 2020, respectively.

At December 31, 202
1
, the Company had net operating loss carry-forwards of $108,834,687 for federal income tax purposes and $73,902,721 for state and local income tax purposes. The federal net operating loss carry-forwards are available to be utilized against future taxable income through fiscal year 2040 and state loss carry-forwards expire from 2025 through 2040, subject to substantial restrictions on the utilization of net operating losses in the event of an “ownership change” as defined by the Internal Revenue Code. Utilization of the Company’s federal and state net operating loss carry-forwards are subject to limitations as a result of these restrictions. No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2021 and 2020.

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

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	December 31, 2021			December 31, 2020

Federal statutory rate	$(689,480)	21.0%		$(690,419)	21.0%
State income taxes	(87,192)	2.7%		(88,957)	2.7%
Change in valuation allowance	389,167	(11.9)%		722,966	(21.9)%
Amortization of discount on PIK Notes	84,396	(2.6)%		-	-
PPP loan forgiveness	(102,385)	3.1%		-	-
Expired options	343,316	(10.5)%		-	-
Miscellaneous	62,178	(1.8)%		(57,410)	(1.8)%
	$(0)	(0.1	) %	$—	0.0%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2021:
Year	Amount
2022	$29,376
$29,376
NOTE 15 – SIGNIFICANT CONTRACTS

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

If AMI or the Purchaser terminates the Agreement prior to the second anniversary of the Effective Date, AMI will make a commercially reasonable effort to sell any remaining balance of the Initial
Halloysite
Clay Purchase to one or more third parties on behalf of the Purchaser.

The Term of the Agreement will renew after the Initial Term for additional five (5) year periods unless terminated by either the Purchaser or AMI.

The Agreement contains other standard conditions with respect to intellectual property, confidential information, governing law and dispute resolution.

As of April 15, 2022, the Company has not received written communication from the Purchaser it has terminated the Exclusivity and Collaboration Agreement.
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

NOTE 16 – SUBSEQUENT EVENTS

 In January 2022
t
he Company entered into a promissory note agreement with Coventry Enterprises LLC. The promissory note is in the principal amount of $90,000, including an original issue discount of 16.7%, resulting in net proceeds to the Company of $75,000. The annual interest rate of the promissory note is 10%. Principal and interest is due to Coventry in seven equal monthly payments of $14,142.50 commencing on June 24, 2022 until the promissory note is paid in full no later than January 24, 2023. In the Event of Default, Coventry will have the right to convert the outstanding principal and interest into stock at a price equal to ninety (90) percent of the lowest trading price over a ten (10) day trading period immediately prior to the date of conversion. As part of entering into the promissory note agreement, the Company issued 300,000 restricted shares of common stock under to Coventry Enterprises, LLC.

In March 2022 the Company entered into a loan for $125,000 with Small Business Financial Solutions, LLC. Payment of the loan occurs in 79 equal weekly payments of $2,025.32 on the first day of each week following receipt of the funds.

In March 2022 the Company entered into a consulting agreement with a firm that provide investor relations services. As part of the agreement the Company issued 10,000,000 restricted shares of common stock under to the firm.

In March 2022 the Company entered into a settlement with a contract-mining provider to settle a liability of $200,000. The contract-mining provider mined iron for the Company during part of 2021. As part of the settlement, the Company agreed to pay the contract-mining provider (i)
$10,000
per month over ten
(10)
consecutive months beginning April 2022 and (ii) a grant of
4,444,444
restricted shares of common stock.

In March 2022 the Company issued 20,164,153 shares of common stock upon the conversion of 75,000 shares of Series B Preferred Stock issued in August 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2021 and 2020, there were no disagreements with our independent registered public accounting firms.

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

Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2021, our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Internal Control Remediation Efforts

Management has taken the following steps to remedy the material weaknesses in our internal control over financial reporting:

1.
During the third calendar quarter of 2018, management engaged an experienced accounting consultant to (i) assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements (ii) and develop a sufficient process for periodic financial reporting, including timely preparation and review of financial reports and statements. Additionally, management may further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2022 if the necessary resources become available.

2.	The Company’s accounting consultant will continue to assist management with strengthening its internal controls in 2022.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Officers

The following table provides the names, positions, ages and principal occupations of our current directors, and our executive officers.

Name and Position with The Company	Age	Director/Officer Since	Principal Occupation

Mario Concha	81	Chairman since 2016; Director since 2013;	President, Mario Concha and Associates
Robert T. Betz	79	Director since 2014	Owner, Personal Care Ingredients
John F. Levy	66	Vice Chairman since 2016; Director since 2008	CEO of Board Advisory
Geoffrey Scott	73	Director since 2019	Private Investor
Christopher T. Carney	51	Officer since 2015; Director and CEO since October 2020	CEO and CEO of the Company

(1)	The directors are elected to serve until the next annual meeting of shareholders. Officers serve at the pleasure of the Board.

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

Key attributes, experience and skills
: Mr. Concha has over 40 years experience as a hands-on corporate executive.  He has first-hand industry knowledge, gained from senior executive positions in various industries, including chemicals, plastics, forest products, metals, and mining.  In addition to manufacturing operations, he has had extensive involvement in marketing, sales, and finance.  Mr. Concha also brings corporate governance experience, having served on both public and private company boards.

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

Key attributes experience and skills
. During Mr. Betz’s career, he has been involved in developing new products or new markets for existing products. Several of these products grew into sizeable businesses. He managed multiple chemical manufacturing facilities and managed a multi-billion dollar polyethylene business. He was responsible for profit and loss for businesses with sales of $900 million. While heading the chemical operations, he was responsible for all aspects of the business: manufacturing, sales, R&D, IT, HS&E, HR, purchasing, engineering, and legal. His career has continuously involved developing, manufacturing, and selling products directed at most of the markets that Applied Minerals is attempting to penetrate. Since his retirement, he served on the boards of three chemical-related, private companies: Plaza Group, Syrgis, and Hightower Petroleum.

John F. Levy, Vice Chairman and Director
Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting, and financial strategies. Mr. Levy served as the Chief Executive Officer of Sticky Fingers Restaurant, LLC, a South Carolina based barbeque restaurant chain, and has held this position from August 2019 to May 2020. Mr. Levy previously served as a business consultant with Sticky Fingers Restaurants, LLC from February 2019 to August 2019. In addition to his service on Applied Minerals, Inc. board of directors, Mr. Levy serves on the board of directors and as audit committee chair of Happiness Biotech Group Limited (since October 2019), a Chinese-based nutraceutical and dietary supplements company. Since November 2021, Mr. Levy has served on the board of directors, the audit committee and as compensation committee chair of
Singularity Future Technology Ltd. (formerly known as Sino-Global Shipping America, Ltd.) which is diversifying into the cryptocurrency market, while continuing to support and grow its shipping, chartering, logistics and related services business. Headquartered in New Yo rk, the Company has offices in
Mainland China and United States.

Mr. Levy served as a director, chairman of the Audit Committee, and a member of the Governance and Nominating Committee, of Washington Prime Group, a Real Estate Investment Trust, from June 20196 to October 2021.  Washington Prime Group and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 13, 2021 and emerged from bankruptcy protection on October 21, 2021.

Mr. Levy was a director, chairman of the Governance and Nominating Committee, and a member of the Audit and Compensation Committees of Takung Art Co., Ltd., an operator of an electronic online platform for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork from February 2016 to June 2019. He was a director of China Commercial Credit, a publicly held Chinese micro-lender, from 2013 to 2016. He was a director and audit committee member of Applied Energetics, Inc. (AERG), a publicly held company that specialized in the development and application of high-power lasers, high voltage electronics advanced optical systems and energy management systems technologies from 2009 to 2016.

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

He has authored many courses including
The 21st Century Director: Ethical and Legal Responsibilities of Board Members, Acquisitions to Grow the Business: Structure, Due Diligence, Financing, Ethics and Sustainability: A 4-way Path to Success, Finance and Innovation: Reinvent Your Department and Your Company, Predicting the Future: 21st Century Budgets and Projections
and
Heartfelt Leadership: How Ethical Leaders Build Trusting Organizations
. All courses have been presented to state accounting societies.

Mr. Levy is a Certified Public Accountant with several years of experience. Mr. Levy is a graduate of the Wharton School of the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia. Mr. Levy has completed the National Association of Corporate Directors’ Board Leadership Fellow program of study.

Key attributes, experience and skills:
Mr. Levy has over 35 years of progressive financial, accounting, and business experience, including having served as Chief Financial Officer of both public and private companies for over 13 years. Mr. Levy brings to the board expertise in corporate governance and compliance matters along with extensive experience gained from numerous senior executive positions with public companies Further, Mr. Levy’s service on the boards of directors of public companies in a variety of industries allows him to bring a diverse blend of experiences to the Company’s board.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, all filings were made timely in 2021.

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

Board Meetings
There were five meetings of the Board of Directors, six meetings of the Operations Committee, one meeting of the Compensation Committee, four meetings of the Audit Committee, and one meetings each of the Governance and Nominating Committee and the Health, Safety and Environment Committee held in 2021. Every director attended at least 75% of all board meetings and all committee meetings of which that director was a member. It is the policy of the Board that all Board members attend the annual meeting of shareholders, if possible.

Committees of the Board
The following sets forth the Committees of the Board and membership of the committees as of December 31, 2021. The charters of the committees are available at the Company’s website, appliedminerals.com. The Board of Directors has determined that all committee members are independent under the independence definition used by NASDAQ except for Mr. Carney.

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

In evaluating candidates recommended by our stockholders, the Board of Directors applies the same criteria discussed above. Any stockholder recommendations for director nominees proposed for consideration by the Board should include the nominee's name and qualifications for Board membership and should be addressed in writing to the President, Applied Minerals, Inc., PO Box 432, Eureka, UT 84628. There have been no changes in the procedures by which shareholders may recommend candidates for director.

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

The principal responsibilities of the Compensation Committee are as follows:

1.	Board Compensation . Periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments.

2.	Chief Executive Officer Compensation .

a.	Assist the Board in establishing CEO annual goals and objectives, if appropriate.

b.	Recommend CEO compensation to the other independent members of the Board for approval.

3.	Other Executive Officer Compensation .

a.	Oversee an evaluation of the performance of the Company's executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.

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
There were no interlocks during 2021.

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

Section 16(a) beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. To the best of our knowledge, a timely filing of a Form 4 to report the granting of options in July 2021 to Messrs. Concha, Betz, Scot, Levy and Carney were not made. A Form 5 for each individual was filed in February 2022 to report the grants.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Cash Bonus ($)	Option Award ($) (1)	Total ($)

Christopher T. Carney (2)	2021	150,000	- 0 -	65,600	215,500
	2020	162,500	- 0 -	- 0 -	162,500
	2019	200,000	- 0 -	- 0 -	200,000

Sharad Mathur (2)(5)	2021	150,000	- 0 -	65,500	215,500
	2020	162,500	- 0 -	- 0 -	162,500
	2019	160,000	- 0 -	- 0 -	160,000

Andre Zeitoun (3)	2021	- 0 -	- 0 -	- 0 -	- 0 -
	2020	- 0 -	- 0 -	- 0 -	- 0 -
	2019	242,083	- 0 -	- 0 -	242,083

William Gleeson (3)	2021	- 0 -	- 0 -	- 0 -	- 0 -
	2020	65,972	- 0 -	- 0 -	65,972
	2019	250,000	- 0 -	- 0 -	250,000

Mario Concha (2)(4)	2021	- 0 -	- 0 -	- 0 -
	2020	116,667	- 0 -	- 0 -	166,667
	2019	61,667	- 0 -	- 0 -	61,667

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

(2)
During 2021 and 2020, $62,500 and $114,583, respectively, of Mr. Carney’s salary were deferred. During 2021 and 2020 $37,500 and $114,583, respectively, of Mr. Mathur’s salary was deferred and. During 2020 and 2019, $150,000 and $61,667, respectively, of Mr. Concha’s salary were deferred. Deferred salaries are to be paid in whole or part when the Board determines the Company has adequate liquidity to do so.

(3)	Mr. Zeitoun resigned as President and CEO on September 9, 2019. Mr. Gleeson resigned as General Counsel on April 5, 2020.

(4)	Mr. Concha was appointed President and CEO on September 9, 2019. The Compensation Committee set Mr. Concha’s salary at $200,000 per annum. Mr. Concha resigned as President and CEO on October 22, 2020.

(5)	Mr. Mathur was named Chief Technology Officer in December 2018.

Pensions
The Company does not have any pension plan nor does it have any nonqualified defined contribution and other nonqualified deferred compensation plans.

Potential Payments upon Termination or Change-in-Control.
In accordance with SEC rules, the following statements are based on the assumption that the triggering event took place on December 31, 2021.

Mr. Carney
. In the event Mr. Carney was terminated by the Company without Cause or he terminated his employment for Good Reason, he shall receive (i) not less than two months of his base salary and (ii) an amount equal to six months of COBRA payments over a period of two months. Mr. Carney's base salary was $150,000.

Plan-Based Awards
There were options to purchase 9,450,000 shares of common stock granted under the 2017 Incentive Plan in 2021.

Outstanding Equity Awards at December 31, 2021

The following table provides information on the holdings as of December 31, 2021 of stock options granted to the named executive officers. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive officer

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Christopher T. Carney	02-08-11	580,930	—	—	$0.83	01-01-22
	11-20-12	580,931	—	—	$1.66	01-01-23
	06-10-14	75,000	—	—	$0.84	06-10-24
	02-05-15	50,000	—	—	$0.68	02-05-25
	05-11-16	248,344	—	—	$0.24	05-11-21
	07-06-16	500,000	—	—	$0.16	08-15-19
	12-14-17	4,780,550	—	—	$0.06	12-13-27
	07-23-21	2,137,500	712,500	—	$0.03	7-23-26
Sharad Mathur	03-13-19	1,000,000	—	—	$0.05	12-28-28
	07-23-21	2,137,500	712,500	—	$0.03	7-23-26
Andre Zeitoun (1)	02-08-11	1,742,792	—	—	$0.83	01-01-22
	11-20-12	1,742,792	—	—	$1.66	01-01-23
	05-11-16	321,123	—	—	$0.24	05-11-21
	12-14-17	8,933,079	—	—	$0.06	12-13-27
William Gleeson (2)	08-18-11	900,000	—	—	$1.90	08-18-21
	11-20-12	72,406	—	—	$1.66	11-20-22
	06-10-14	600,000	—	—	$0.84	06-10-24
	05-11-16	248,344	—	—	$0.24	05-11-21
	12-14-17	2,812,079	—	—	$0.06	12-13-27
Mario Concha (3)	03-14-14	50,000	—	—	$0.83	03-13-24
	02-12-15	50,000	—	—	$0.66	02-12-25
	01-01-16	50,000	—	—	$0.28	01-01-26
	01-06-16	43,885	—	—	$0.29	01-06-21
	01-29-16	80,000	—	—	$0.28	01-29-21
	05-11-16	200.000	—	—	$0.25	05-11-21
	05-11-16	430,000	—	—	$0.25	05-11-21
	08-01-16	70,000	—	—	$0.25	08-01-26
	05-23-17	70,000	—	—	$0.25	05-17-22
	05-24-17	70,000	—	—	$0.25	05-24-22
	12-07-17	140,000	—	—	$0.25	12-07-22
	08-08-17	3,666,667	—	—	$0.06	08-08-27
	04-25-19	500,000	—	—	$0.04	04-25-29
	07-23-21	593,750	146,250	—	$0.03	07-23-26

1)	Mr. Zeitoun resigned as President and Chief Executive Officer on September 9, 2019
(2)	Mr. Gleeson resigned as General Counsel on April 5, 2020.
(3)	Mr. Concha was appointed President and CEO on September 9, 2019 and resigned as President and CEO on October 22, 2020.

Options Exercised and Stock Vested
None of the Named Executive Officers has exercised any options, SARs or similar instruments and none had any stock awards, vested or unvested.

Director Compensation for the Year Ended December 31, 2021

The following sets forth compensation to our directors in 2021. The fees payable to directors are $50,000 per year and $10,000 per year for chairman of the Board and $10,000 per year for chairman of a committee, except the Operations Committee (“Board Fees”). The fees payable for the Operations Committee are $150,000 for the chairman and $62,500 for the member who is an independent director (“Operations Committee Fees”). The Board Fees vested quarterly. The Operations Committee Fees vested on May 1, 2020. Beginning the last quarter of 2018, Board Fees have been accrued but not paid. The Board Fees may be paid in cash or equity in the future, to be determined by the Board.

Name	Fees Earned or Paid in Cash ($)(2)	Common Stock Awards ($)	Options Awards ($)(3)	Total ($)

Mario Concha	60,000	-0-	17,250	77,250

Robert Betz	132,500	-0-	17,250	149,750

John Levy	80,000	-0-	17,250	97,250

Geoffrey Scott	50,000	-0-	17,250	67,250

Christopher Carney (1)	-0-	-0-	-0-	-0-

(1)	Mr. Carney was not separately compensated for services as a director. Mr. Carney was appointed a director on October 22, 2020.
(2)	Amounts represent fees earned for service for the period from January 1, 2021 through December 31,2021. These amounts have been accrued but not yet paid as of December 31, 2021.
(3)	Black Scholes value at grant date
67

Compensation Discussion and Analysis

Objectives and Strategy

The Company’s objectives are to develop a range of commercial applications for its halloysite clay-based and iron oxide-based products and to market those applications to industries seeking enhanced product functionality and to market its iron oxides for pigment and other uses. We believe the successful marketing of such applications will generate material profits for the Company, which, in turn, will create significant value for its stockholders. To realize this objective, the Company must attract and retain individuals, including our Named Executive Officers (“
Named Executive
Officers
” or
“NEOs”
) (Messrs. Carney and Mathur), who possess the skill sets and experience needed to effectively develop and implement the business strategies and corporate governance infrastructure necessary to achieve commercial success.

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

Compensation of Mr. Zeitoun
Mr. Zeitoun resigned as CEO on September 9, 2019.

2019 Compensation
On the recommendation of the Compensation Committee, the Board determined Mr. Zeitoun’s 2019 compensation to be as follows: salary — $350,000. Mr. Zeitoun resigned at President, CEO and Director on September 9, 2019. Mario Concha was named President and CEO by the Board on September 10, 2019. On the recommendation of the Compensation Committee, the Board determined Mr. Concha’s 2019 compensation to be based on an annual salary of $200,000.

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

2021 Compensation
On the recommendation of the Compensation Committee, the Board determined Mr. Carney’s 2021 compensation to be as follows: Salary— $150,000. On July 23, 2021, the Board granted Mr. Carney options to purchase 2,850,000 shares of common stock at $0.03 per share. One-half of the options vested on the grant date and the remainder vest equally over a twelve (12) month period ending July, 2022.

Compensation for Mr. Mathur

2019 Compensation
On the recommendation of the Compensation Committee, the Company entered into a three-year employment agreement with Mr. Mathur. The agreement included an annual salary of $160,000 and a potential annual bonus of up to $25,000, which would be paid in shares of the Company’s common stock. Mr. Mathur was also granted options to purchase 1,000,000 shares of common stock at $0,05 per share. The options had a term of 10 years and vested ratably over a three-year period

2020 Compensation

On the recommendation of the Compensation
Committee, the Board increased Mr. Mathur’s salary to $200,000 per annum. On May 1, 2020 Mr. Mathur’s salary was reduced to $150,000 along with the salaries of the Company’s other executives.

2021 Compensation
On the recommendation of the Compensation Committee, the Board determined Mr. Mathur’s 2021 compensation to be as follows: Salary— $150,000. On July 23, 2021, the Board granted Mr. Mathur options to purchase 2,850,000 shares of common stock at $0.03 per share. One-half of the options vested on the grant date and the remainder vest equally over a twelve (12) month period ending July, 2022.

Compensation for Mr. Gleeson

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
70

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management Ownership Tables

The following table sets forth, as of April 15, 2022, information regarding the beneficial ownership of our common stock with respect to each of the named executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by such person, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on
252,556,760
shares of common stock outstanding as of April 15, 2022 plus the shares that a person has a right to acquire within 60 days of April 15, 2022.

	Number of Shares of	Percentage of Common
	Common Stock Beneficially	Stock Beneficially
Name and Address (1)	Owned (2)	Owned
Mario Concha (3) (4)	7,503,499	2.9
Robert Betz (3) (5)	4,597,804	1.8
John Levy (3) (6)	3,605,701	1.9
Geoffrey Scott (3) (12)	24,669,317	9.2
Sharad Mathur (13)(14)	4,650,289	1.8
Christopher T. Carney (3) (8) (14)	8,937,491	3.4
All Officers and Directors as a Group	54,964,029	18.7
IBS Capital, LLC (7)	20,521,718	8.1
Samlyn Capital, LLC (9)	65,604,030	21.3
Berylson Master Fund, L.P. (10)	15,463,419	5.8
Kingdon Capital Management, LLC (11)	26,433,007	9.5

* Less than 1%

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Applied Minerals, Inc., PO Box 432, Eureka, UT 84628.
(2)
Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of April 15, 2021 as determined pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Director
(4)
Mr.
Concha’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 70,000 shares of common stock at $0.25 per share expiring in August, 2026; (v) options to purchase 140,000 shares of common stock at $025 per share expiring in May, 2022; (vi) options to purchase 3,666,667 shares of common stock expiring at $0.06 per share in August 2027; (vii) options to purchase 140,000 shares of common stock at $0.25 per share expiring in December, 2022; (viii) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; and (ix) options to purchase
687,500
shares of common stock at $0.03 per share expiring in July 2026.

(5)
Mr.
Betz’s holdings include: (i) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (ii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February 2025; (iii) options to purchase 50,000 shares of common stock at $0.28 per share expiring in January, 2026; (iv) options to purchase 33,937 shares of common stock at $0.29 per share expiring in January, 2026; (v) options to purchase 64,815 shares of common stock at $0.28 per share expiring in January 2026; (vi) options to purchase 50,000 shares of common stock at $0.25 per share expiring in May, 2026; (vii) options to purchase 60,000 shares of common stock at $0.25 per share expiring in August, 2026; (viii) options to purchase 140,000 shares of common stock at $0.25 per share expiring in May, 2022; (ix) options to purchase 2,208,334 shares of common stock at $0.06 per share expiring in August, 2027; (x) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; and (xi) options to purchase
687,500
shares of common stock at $0.03 per share expiring in July 2026.

71

(6)
Mr.
Levy’s holdings include: (i) options to purchase 100,000 shares of common stock at $1.66 per share expiring November, 2022; (ii) options to purchase 50,000 shares of common stock at $0.83 per share expiring in March, 2024; (iii) options to purchase 50,000 shares of common stock at $0.66 per share expiring in February, 2025; (iv) options to purchase 50,000 shares of common stock at $0.28 per share, and expiring in January, 2026; (v) options to purchase 51,170 shares of common stock at $0.29 per share expiring in January, 2026; (vi) options to purchase 70,000 shares of common stock at $0.25 per share expiring in August, 2026; (vii) options to purchase 120,000 shares of common stock for $0.25 per share expiring in May, 2022; (viii) options to purchase 1,000,000 shares of common stock at $0.06 per share expiring in August, 2027; (ix) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; and (x) options to purchase
687,500
shares of common stock at $0.03 per share expiring in July 2026.

(7)
IBS Capital LLC is deemed to be the beneficial owner of shares held by the funds it manages by virtue of the right to vote and dispose of such securities. The IBS Turnaround Fund (QP) (A Limited Partnership) owns (i) 11,655,043 shares of common stock; (ii) options to purchase 49,820 shares of common stock at $0.21 per share expiring in January, 2026; (iii) options to purchase 30,100 shares of common stock at $0.25 per share expiring in August, 2026; (iv) options to purchase 64,000 shares of common stock at $0.25 per share expiring May, 2022; and (v) warrants to purchase 601,060 shares of common stock at $0.10 per share expiring in December, 2022.

The IBS Turnaround Fund, L.P. owns (i) 6,232,314 shares of common stock; (ii) options to purchase 16,000 shares of common stock at $0.25 per share expiring in August, 2026; (iii) options to purchase 30,000 shares of common stock at $0.25 per share expiring in May, 2022; and (iv) warrants to purchase 299,317 shares of common stock at $0.10 per share expiring in December, 2022.

The IBS Opportunity Fund, Ltd. owns (i) 1,475,154 shares of common stock (ii) options to purchase 3,900 shares of common stock at $0.25 per share expiring in August, 2026; (iii) options to purchase 6,000 shares of common stock at $0.25 per share expiring in May, 2022; and (iv) warrants to purchase 58,400 shares of common stock at $0.10 per share expiring in December, 2022.

(8)
Mr. Carney’s holdings include: (i) options to purchase 580,931 shares of common stock at $1.66 per share expiring in November, 2022; (ii) options to purchase 75,000 shares of common stock at $0.84 per share expiring in June, 2024; (iii) options to purchase 50,000 shares of common stock at $0.68 per share expiring in February, 2025; (iv) options to purchase 3,585,413 shares of common stock at $0.06 per share expiring in August, 2027; and (v) options to purchase
2,612,500
shares of common stock at $0.03 per share expiring in July 2026.

(9)
Samlyn
Onshore Fund, LP owns (i) 4,027,973 shares of common stock, (ii) 17,836,747 shares of common stock issuable upon conversion of the Series A Notes, (iii) options to purchase 44,097 shares of common stock at $0.12 per share expiring in April, 2023, (iv) options to purchase 136,000 shares of common stock at $0.04 per share expiring in April, 2029 and (v) warrants to purchase 1,101,062 shares of common stock at $0.10 per share expiring in December, 2022.
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

Samlyn
Offshore Master Fund, Ltd. owns (i) 6,483,443 shares of common stock, (ii) 33,418,285 shares of common stock issuable upon conversion of the Series A Notes, (iii) options to purchase 129,514 shares of common stock at $0.12 per share expiring in April, 2023, (iv) options to purchase 364,000 shares of common stock at $0.04 per share expiring in April, 2029 and (v) warrants to purchase 2,062,909 shares of common stock at $0.10 per share expiring in December, 2022. The reported securities are directly owned by Samlyn Offshore Master Fund, Ltd. and may be deemed to be indirectly beneficially owned by (i) Samlyn Capital, LLC as the investment manager of Samlyn Offshore Master Fund, Ltd., and (ii) Robert Pohly as the principal of Samlyn Capital, LLC.

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

72

(10)
James Berylson is the sole managing member of Berylson Capital Partners, LLC, which manages the Berylson Master Fund, L.P. The Berylson Master Fund, L.P. owns (i) 13,665,324 shares of common stock issuable upon the conversion of its Series 2023 Notes and (ii) 1,798,095 shares of common stock issuable upon the exercise of warrants expiring in December 2022. The address of Berylson Capital Partners, LLC, is 200 Clarendon Street, Boston, MA 02116.

Kingdon Capital Management, LLC, 152 West 57
th
Street, 50
th
Floor, New York, N.Y. 10019, is the beneficial owner of shares of the Company, which are held by funds it manages by virtue of the right to vote and dispose of the securities. M. Kingdon Offshore Mast Fund, L.P. owns (i) 24,072,642 shares of common stock issuable upon the conversion of its Series 2023 and Series A Notes, (ii) options to purchase 277,777 shares of common stock at $0.12 per share expiring in April 2023
and (iii) warrants to purchase 2,082,588 shares of common stock at

(11)	$0.10 per share expiring in December 2022 . Mark Kingdon is the President of Kingdon Capital Management, LLC and may be deemed to beneficially own these shares.
(12)
Mr. Scott’s holdings include: (i) 15,531,817 shares of common stock issuable upon the conversion of his ownership of the Series A PIK Notes; (ii) options to purchase 500,000 shares of common stock at $0.04 per share expiring in April, 2029; and (iii) options to purchase 687,500 shares of comon at $0.03 per share expiring in July 2026.

(13)
Mr. Mathur’s holding include: (i) options to purchase 750,000 shares of common stock at $0.05 per share expiring in December 2028 and (ii) options to purchase 2,612,500 shares of common stock at $0.03 per share expiring in July 2026.

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

The number of shares of common stock for issuance or for reference purposes subject to the 2017 IP was 40 million. The Company granted options to purchase 39,305,011 shares of common stock under the 2017 IP of which 36,061,269 were outstanding at December 31, 2021.

Equity Compensation Information
As of December 31, 2021

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,124,923	$0.61	10,655,077
Equity compensation plans not approved by security holders (2)	39,665,922	$0.18	1,997,255
Total	52,790,845	$0.25	12,652,332

(1)	Includes 6,890,000 options outstanding under the 2016 IP and 6,234,923 options outstanding under the 2012 LTIP.

(2)	Includes 230,000 options outstanding under the 2016 LTIP, 36,061,269 options outstanding under the 2017 IP and 3,374,653 options outstanding under individual arrangements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with Related Persons
None.

Policy on Board of Directors' Pre-Approval of Audit an Non-Audit Services of Independent Auditors
The Audit Committee has adopted a policy for the pre-approval of all audit, audit-related, tax, and other services provided by the Company’s independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services must be specifically pre-approved by the Board of Directors. The Board of Directors does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For the fiscal year ended December 31, 2021, all services provided by the Company’s independent registered public accounting firm were pre-approved by the Board of Directors.

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

MaloneBailey LLP (“MaloneBailey”) was selected by our Board of Directors as the Company’s independent registered public accounting firm for the years ending December 31, 2021 and 2020 and as our independent registered public accounting firm reviewed the interim financial statements for the twelve months ended December 31, 2021 and 2020.

The following table presents fees for services rendered by MaloneBailey, the independent auditor for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2021 and 2020.

	January 1 through December 31, 2021	January 1 through December 31, 2020

Audit Fees (1)	$117,000	$97,500
Tax Fees	-0-	- 0 -

Total	$117,000	$97,500

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

ITEM 16.	INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended	(1)
4.1	Form of 10% PIK Election Convertible Note due 2023 used in connection with August, 2013 capital raise	(2)
4.2	Form of 10% PIK Election Convertible Note due 2018 used in connection with November, 2014 capital raise	(3)
10.1	Form of Investment Agreement used in connection with November, 2014 capital raise	(4)
10.2	Form of Warrant Cancellation Agreement used in connection with November, 2014 capital raise	(5)
10.3	2012 Long Term Option Plan	(6)
10.4	Form of Stock Option Agreement	(7)
10.5	2012 Short Term Incentive Plan	(8)
10.6	Form of Stock Grant	(9)
10.7	2016 Long Term Incentive Plan and form of option agreement	(10)
10.8	2016 Incentive Plan and form of option agreement	(11)
10.9	Form of warrant issued in June, 2016	(12)
10.10	Form of promissory note with Coventry Enterprises, LLC	*
10.11	Form of loan agreement with Small Business Financial Solutions, LLC.	*
10.12	Exclusivity and Collaboration Agreement	*
10.13	2017 Incentive Plan	(13)
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer	*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation	**
101.DEF	XBRL Taxonomy Extension Definition	**
101.LAB	XBRL Taxonomy Extension Labels	**
101.PRE	XBRL Taxonomy Extension Presentation	**

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2022.

APPLIED MINERALS, INC.

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Executive Officer

By:	/s/ CHRISTOPHER T. CARNEY
Christopher T. Carney
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BETZ	Director	April 15, 2022
Robert Betz

/s/ MARIO CONCHA	Director	April 15, 2022
Mario Concha

/s/ JOHN LEVY	Director	April 15, 2022
John F. Levy

/s/ GEOFFREY SCOTT	Director	April 15, 2022
Geoffrey Scott

/s/ CHRISTOPHER T. CARNEY	Director	April 15, 2022
Christopher T. Carney

