Form 10-Q
period 2022-03-31
Applied Minerals, Inc.
filed 2022-05-25
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

(212) 226-4256
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
25
, 2022 was 261,831,760.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$50,096	$74,253
Accounts receivable	19,909	34,309
Deposits and prepaid expenses	114,817	161,999
Total Current Assets	184,822	270,561

Land	500,000	500,000
Operating lease right-of-use assets	-	28,111
Finance lease right-of-use	39,882	42,821

Other Assets
Deposits	336,359	336,328
Total Other Assets	336,359	336,328

TOTAL ASSETS	$1,061,063	$1,177,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,289,919	$3,017,454
PIK Note interest accrual	464,690	372,028
Current portion of notes payable	263,745	112,835
Current portion of finance lease liabilities	12,159	11,986
Current portion of operating lease liabilities	-	29,085
Total Current Liabilities	4,030,513	3,543,388

Long-Term Liabilities
PIK Notes payable, net of $577,289 and $681,102 debt discount, respectively	47,372,645	47,004,480
Deferred revenue	1,000,000	1,000,000
Finance lease liability	27,723	30,835
Total Long-Term Liabilities	48,400,368	48,035,315

TOTAL LIABILITIES	52,430,881	51,578,703

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 187,000 and 262,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	187	262
Common stock, $0.001 par value, 700,000,000 shares authorized, and 252,563,747 and 217,655,150 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (211,913,925 reserved in Treasury)	252,562	217,654
Additional paid-in capital	74,798,477	74,686,581
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(106,411,548)	(105,295,883)
Total Stockholders’ Deficit	(51,369,818)	(50,400,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,061,063	$1,177,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUES	$78,045	$273,672

OPERATING EXPENSES:
Production costs	133,336	462,166
Exploration costs	243,470	51,590
General and administrative	405,378	389,523

Total Operating Expenses	782,184	903,279

Operating Loss	(704,139)	(629,607)

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(471,898)	(463,897)
Other income, net	60,372	247,546
Total Other (Expense) Income	(411,526)	(216,351)

Net Loss	$(1,115,665)	$(845,958)

Deemed dividend on Series B Convertible Preferred Stock	-	(60,738)

NET LOSS ATTIBUTABLE TO COMMON SHAREHOLDERS	$(1,115,665)	$(906,696)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	222,601,842	188,243,263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2021	217,655,150	$217,654	262,000	$262	$74,686,581	$(20,009,496)	$(105,295,883)	$(50,400,882)

Shares issued upon conversion of Series B Preferred Stock	20,164,153	20,164	(75,000)	(75)	(20,089)	-	-	-

Shares issued as part of settlement of liability	4,444,444	4,444	-	-	49,334	-	-	53,778

Issuance of shares of common stock for debt issuance cost	300,000	300	-	-	1,440	-	-	1,740

Issuance of shares of common stock for consulting services	10,000,000	10,000	-	-	60,000	-	-	70,000

Stock based compensation expense	-	-	-	-	21,211	-	-	21,211

Net Loss	-	-	-	-	-	-	(1,115,665)	(1,115,665)

Balance, March 31, 2022	252,563,747	$252,562	187,000	$187	$74,798,477	$(20,009,496)	$(106,411,548)	$(51,369,818)

Balance, December 31, 2020	183,938,549	$183,939	128,000	$128	$74,008,636	(20,009,496)	(102,012,644)	(47,829,437)

Shares issued on conversion of preferred stock	6,167,273	6,167	(128,000)	(128)	1,641	-	-	7,680

Shares issued in private placement	-	-	95,000	95	99,905	-	-	100,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	60,738	-	-	60,738

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(60,738)	-	-	(60,738)

Shares issued for cashless exercise of options	3,836,475	3,836	-	-	(3,836)	-	-	-

Shares issued to employee in lieu of bonus	1,162,791	1,163	-	-	56,977	-	-	58,140

Stock option compensation expense	-	-	-	-	3,943	-	-	3,943

Net Loss	-	-	-	-	-	-	(845,948)	(845,948)

March 31, 2021	195,105,088	$195,105	95,000	$95	$74,167,266	$(20,009,496)	$(102,858,602)	$(48,505,632)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(1,115,665)	$(845,958)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,782	-
Amortization of discount - PIK Notes	103,813	98,501
Accrued interest on PIK Notes	314,907	350,433
Stock issued for settlement of liability	53,778	-
Stock-based compensation expense	91,211	62,083
Non-cash lease expense	28,111	26,430
Dividend	-	7,680
Forgiveness of PPP Fund	-	(223,075)
Change in operating assets and liabilities:
Accounts receivable	14,400	32,687
Deposits and prepaids	47,151	57,143
Operating lease liabilities	(29,085)	(26,548)
Financing lease liabilities	(2,754)	-
Accounts payable and accrued liabilities	314,573	20,370
Net cash (used in) operating activities	(170,778)	(440,254)

Cash Flows from Financing Activities:
Proceeds from notes payable	200,000	-
Proceeds from Paycheck Protection Program Loan	-	264,472
Proceeds from Private Placement	-	100,000
Payments on financing lease liability	(6,029)	-
Payments on notes payable	(4,379)	-
Payments on insurance financing	(42,971)	(49,906)
Net cash provided by financing activities	146,621	314,566

Net change in cash	(24,157)	(125,688)

Cash at beginning of period	74,253	669,560

Cash at end of period	$50,096	$543,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,312	$4,395
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Accrued PIK interest paid through issuance of PIK Notes	$265,813	$408,807
Deemed dividend on convertible Preferred Stock Series B due to BCF	$-	$60,738
Common s tock issued for cashless options exercised	$-	$3,836
Common stock issued upon conversion of Series B Preferred Stock	$20,164	$-
Common stock issued to note holders for financing cost	$1,740	$-

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

On March 25, 2020, the Company and Tintic Copper and Gold, Inc. (CMC’s successor) (“Tintic”) agreed to lower the exercise price of the Option to $1,050,000 and Tintic immediately exercised the Option. The proceeds from the exercise of the Option are presented as Other Income. The Company also provided Tintic with a Right of First Offer, which will expire on December 21, 2027 and can be extended to December 21, 2032 for a payment of $250,000 by Tintic to the Company.

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

Impact of COVID–19 Pandemic on Financial Statements

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Since then many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

The effects of the COVID-19 restrictions adversely affected our business in 2020 and 2021 as certain customers delayed purchases of our DRAGONITE halloysite clay products. As countries, including the U.S., begin to ease restrictions certain of our customers may resume their previously planned purchases of our DRAGONITE halloysite clay products during 2022.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 21, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 21, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2021, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 18, 2022.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of May 21, 2022, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of March 31, 2022, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors, which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the three months ended March 31, 2022 and 2021, revenues from the Company’s largest customer accounted for 36% and 56% of total revenues, respectively. As of March 31, 2022 and 2021, amounts owed from these customers comprised 0% and 42% of accounts receivable, respectively.

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at March 31, 2022 and December 31, 2021.

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

Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of March 31, 2022 and 2021.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of March 31, 2022, no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

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

Recent Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 for its fiscal year ending December 31, 2021.
14

NOTE 4 – LEASES

On March 16, 2017, the Company entered into a 5-year operating lease agreement for permanent office space, base rent payment is approximately $9,000 per month, subject to annual adjustments.

Supplemental cash flow information related to leases:	Three months ended March 31, 2022

Operating cash flows paid for operating leases	$29,085
Non-cash lease expense	$28,111

In July 2020, the Company entered into a sublease agreement with respect to its N.Y. office. The sublease agreement expired
in April 2022. The base rent of the sublease agreement is $7,048.50 per month and increases by 2.5% in July 2021.

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

Finance Lease
On May 14, 2021, the Company entered into a 4-year financing lease agreement for a piece of equipment. Base rent payment is approximately $1,107 per month.

Supplemental cash flow information related to leases:	Three months ended March 31, 2022

Finance cash flows used in finance lease	$(2,754)
Operating cash flows from finance lease	$2,754

Supplemental balance sheet information related to leases:	As of March 31, 2022

Finance lease Right-of-use assets	$39,882

Current portion of finance lease liability	$12,159
Long-term finance lease liability	27,723
Total finance lease liability	$39,882

Weighted average remaining operating lease term	3.08 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liability under finance lease as of March 31, 2022:

2022	$10,574
2023	14,099
2024	14,099
2025	4,700
Total lease payments	43,472
Less: imputed interest	(3,590)
Total lease liabilities	$39,882
Less: current portion	(12,159)
Noncurrent lease liabilities	$27,723

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	March 31, 2022	December 31, 2021
Cash Bond (Mine Permit deposit)	$297,191	$297,160
Office Lease Security Deposit	39,168	39,168
Total	$336,359	$336,328

NOTE 6 - NOTES PAYABLE

Notes payable at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021

Note payable to insurance companies, payable $1,780 and $12,804 monthly, (a)	$69,865		$112,835
Promissory note (b)	$73,260		$-
Loan payable (c)	$120,620	$
	$263,745		$112,835
Less: Current Portion	$(263,745)		$(112,835)

Notes Payable, Long-Term Portion	$-		$-

(a)
In October 2021, the Company entered into two notes payable with interest rates of 4.04% and 6.29% with an insurance company for liability insurance, payable in 10 monthly installment payments, which started in November 2021.

(b)
In
January
2022, the Company entered into a promissory note agreement for $90,000, including an original issue discount of 16.7% resulting in net proceeds of $75,000. The annual interest rate is 10%. Principal and interest is due to the lender in seven equal monthly payments of $14,142.50 commencing on June 24, 2022 until the promissory note is paid in full no later than January 24, 2023. In the event of default, the lender will have the right to convert the outstanding principal and interest into stock at a price equal to ninety (90) percent of the lowest trading price over a ten (10) day trading period immediately prior to the date of conversion. As part of entering into the promissory note agreement, the Company issued 300,000 restricted shares of common stock under the lender.

(c)
In March 2022, the Company entered into a loan payable with a lender for $125,000. Payment of the loan includes one installment of $1,215.19 followed by seventy-nine (79) weekly installments of $2,025.32 totaling $165,000.
The lender has been provided a security interest in certain inventory and equipment. Excluded is the Company’s Alpine mill and related equipment.

During the three months ended March 31, 2022 and 2021, the Company's interest payments totaled $2,312 and $985, respectively.

NOTE
7
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

Exercise Price	$0.51, as adjusted downward based on anti-dilution provisions/down - round protection	$0.30, as adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;

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

As of March 31, 2022, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$18,025,635	$29,924,299	$47,949,934
Less: Discount	-	(577,289)	(577,289)
PIK Note Payable, Net	$18,025,635	$29,347,010	$47,372,645

As of December 31, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,759,822	$29,925,760	$47,685,582
Less: Discount	-	(681,102)	(681,102)
PIK Note Payable, Net	$17,759,822	$29,244,658	$47,004,480

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

The carrying value of the Series A Notes Payable as of March 31, 2022 was $29,347,010. The amortized debt discount expensed during the three months ended March 31, 2022 was $103,813.

As of March 31, 2022, the Company was in compliance with the covenants of the Series A Notes.

As of March 31, 2022, Geoffrey Scott, a director of the Company owned $4,573,534 of principal of the Series A Notes.

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

During the three months ended March 31, 2022, the Company issued additional PIK Notes of $265,813 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $18,025,635 as of March 31, 2022.

As of March 31, 2022, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE
8
– STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At March 31, 2022 and December 31, 2021, 187,000 and 262,000 shares of preferred stock were issued and outstanding, respectively.

2022
During the three months ended March 31, 2022, no shares of preferred stock were issued.

2021
During the three months ended March 31,
2021
, 95,000 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $100,000, net of $3,000 legal fees.

Each share of Series B Preferred Shares will carry an annual dividend in the amount of twelve percent (12%) of the Stated Value (the “
Dividend
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

At March 31, 2022 and December 31, 2021, 252,563,747 and 217,655,150 shares were issued and outstanding, respectively.

2022
During the three months ended March 31, 2022, (i) 20,164,153 shares were issued upon the conversion of
75,000
shares of Series B Preferred Stock, (ii) 10,000,000 shares were issued as in conjunction with entering into a consulting agreement with an investor relations firm, (iii) 4,444,444 shares were issued to settle certain liabilities and (iv) 300,000 shares were issued as debt issuance cost.

2021
During the three months ended March 31, 2021, (i) 6,167,273 shares were issued upon the conversion of 128,000 shares of Preferred Stock, (ii) 3,836,475 shares were issued upon cashless exercised of 9,528,689 options, and (iii) 1,162,791 shares were issued in lieu of a bonus payment of $58,140.

NOTE

9
 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the three months ended March 31, 2022:

	Shares Issuable upon Exercise of Outstanding Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2021	11,000,000	$0.10
Issued	-	-
Exercised	-
Forfeited	-	-
Outstanding at March 31, 2022	11,000,000	$0.10

At March 31, 2022, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at March 31, 2022 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$0.10	11,000,000	0.71	$0.10
	11,000,000	0.71	$0.10

Common Stock Options

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. During 2021 the Company issued
options to
purchase
9,450,000 shares of its common stock with an exercise price of $0.03 and a term of five years to certain executives and directors.

A summary of the status and changes of the options granted under stock option plans and other agreements during the three months ended March 31, 2022:

	Shares Issued Upon Exercise of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	52,790,845	$0.25
Granted	-	-
Exercised	-	-
Forfeited	(2,904,653)	0.83
Outstanding at March 31, 2022	49,886,192	$0.21

A summary of the status of the options outstanding at March 31, 2022 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price
$0.03 - $0.08	38,409,881	5.16	$0.05	36,834,881	5.20	$0.05
$0.10 - $0.84	7,434,251	1.67	0.33	7,434,251	1.67	0.33
$1.10 - $1.66	4,042,060	0.71	1.57	4,042,060	0.71	1.57

	49,886,192	4.28	$0.21	48,311,192	4.28	$0.23

Compensation expense of $21,211, and $3,943, has been recognized for the vested options for the three months ended March 31, 2022 and 2021, respectively.

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

The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options was scheduled to occur when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. Of the 27.5 million performance options granted to management in August 2017, approximately 14.3 million were outstanding at March 31, 2022. The reduction was due to the forfeiture of options to purchase 0.4 million shares of common stock and the exercise of options to purchase approximately 9.5 million shares of common stock during the three months ended March 31, 2021. In July, 2021, the board accelerated the vesting of 1,195,138 options granted to Christopher Carney in August, 2017 and accelerated the vesting of 333,333 options granted in March 2019 to Sharad Mathur, CTO.

In July 2021 the board approved a grant to management of options to purchase 5.7 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. In July 2021 the board approved a grant to the directors and a consultant of options to purchase 3.75 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. The fair value of the options granted in July on the grant date using the Black Scholes model was $169,690. As of March 31, 2022, the Company had $26,632 of unamortized compensation expense.

NOTE 1
0
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

At March 31, 2022, the weighted average shares outstanding excluded options to purchase 49,866,192 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 136,515,636 shares of common stock of the Company issuable upon the conversion of notes because their effect would be anti-dilutive.

At December 31, 2021, the weighted average shares outstanding excluded options to purchase 52,790,845 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 124,437,208 shares of common stock of the Company issuable upon the conversion of notes payable because their effect would be anti-dilutive.

NOTE 1
1
– SUBSEQUENT EVENT
S

On May 2, 2022 the Company issued 9,275,000 upon the conversion of shares of Series B Preferred Stock.

On May 2, 2022, the Company issued 78,000 shares of Series B Preferred Stock for cash proceeds totaling $75,000, net for $3,000 in legal fees. The details of the Series B Preferred Stock are included in a Form 8-K filed on May 6, 2022.

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

Overview

Applied Minerals, Inc. is focused primarily on (i) the development, marketing and sale of halloysite clay-based DRAGONITE™ line of products for use in advanced applications such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, catalysts, controlled release carriers for paints and coatings, strength reinforcement additives for cement, concrete, mortars and grouts, advanced ceramics, rheology additives for drilling fluids, environmental remediation media, and carriers of agricultural agents and (ii) the development, marketing and sale of our AMIRON™ line of iron oxide products for pigmentary and technical applications. Halloysite is an aluminosilicate with a tubular structure that provides functionality for a number of applications. Iron oxides are inorganic compounds that are widely used as pigments in paints, coatings and colored concrete.

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2021. There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2022 compared to the disclosures on Form 10-K for the year ended December 31, 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended March 31,		Variance
	2022	2021	$	%

REVENUES	$78,045	$273,672	$(195,627)	(71)%

OPERATING EXPENSES:
Production costs	133,336	462,166	(328,830)	(71)%
Exploration costs	243,470	51,590	191,880	372%
General and administrative	405,378	389,523	15,855	4%

Total Operating Expenses	782,184	903,279	(121,095)	(13)%
Operating Loss	(704,139)	(629,607)	74,532	12%

OTHER INCOME (EXPENSE):
Interest expense, net, including amortization of deferred financing cost and debt discount	(471,898)	(463,897)	8,001	2%
Other income, net	60,372	247,546	(187,174)	(76)%

Total Other Expense, net	(411,526)	(216,351)	195,175	90%

NET (LOSS)	(1,115,665)	(845,958)	269,707	32%

Revenue for the three months ended March 31, 2022 totaled $78,045, a decrease of $195,627 or 71%, compared to the same period in 2021. The decrease was driven primarily by a $153,562 decrease in the sale of AMIRON iron oxide and a $42,065 decrease in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totaled $900, a decrease of 99% when compared to the same period in 2021. The decrease was due to the end of a supply agreement with a cement producer in December 2021. Sales of DRAGONITE halloysite clay during the period totaled $77,145, a decrease of 36% when compared to the same period in 2021. The decrease in sales of DRAGONITE halloysite clay was driven primarily but the decision of certain customers to delay repeat purchases of DRAGONITE until later in 2022. Despite the decline in sales of DRAGONITE during the period, the Company expects total sales of DRAGONITE for the full year of 2022 to exceed those in 2021.

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

Production costs incurred during the three months ended March 31, 2022 were $133,336, a decrease of $328,830, or 71%, compared to the same period in 2021. The decrease was driven primarily by the elimination of costs associated with mining iron for the supply agreement, which terminated in December 2021. Wages and benefits expense was approximately 50% of production costs during the period and are, to an extent, fixed up to a certain level of production volume. The Company does not expect its wages and benefits expense to increase materially if DRAGONITE volumes increase during 2022.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended March 31, 2022 were $243,470, a $191,880 or 372%, increase compared to the same period in 2021. The increase was primarily driven by one-time accrual of $200,000 related to the settlement of a dispute with a provider of contract mining services the Company used to mine iron during 2021. Excluding the settlement, exploration costs would have totaled $43,470 during the period, a decline of $8,120 compared to 2021.

General and administrative expenses incurred during the three months ended March 31, 2022 totaled $405,378, a $15,855, or 4%, increase when compared to the same period in 2021. During the period the Company recognized $92,211 of equity-based compensation expenses related to the vesting of equity options issued to directors and management, an increase of $29,129 compared to 2021. During the period the Company also incurred $37,525 of legal and consulting expenses it does not expect to incur in the future. Furthermore, the wages expense incurred during the period was $75,000. The Company expects wages expense to be reduced to $37,500 with the departure of an executive in April 2022.

Total operating expenses was $782,184, a decrease $121,195 or 13% when compared to the same period in 2021. The decline was driven by a $328,830 decline in production expense, partially offset by a $191,880 increase in exploration costs.

Operating loss incurred during the three months ended March 31, 2022 was $704,139, a $74,532, or 12%, increase when compared to the same period in 2021. The increase was driven primarily by a $195,627 decline in revenue and a $191,880 increase in exploration costs, partially offset by a $328,830 decrease in production expense when compared to the same period in 2021.

Total other expense was $411,526 for the three months ended March 31, 2022 compared to total other expense of $216,351 in same period in 2021. The $195,175 increase in total other expense was due primarily to the elimination of the gain associated with the forgiveness of a PPP Loan compared to the same period in 2021.

Net Loss for the three-month period ending March 31, 2022 was $1,115,665, an increase of $269,707, or 32%, when compared to the same period in 2021. The decrease was primarily driven by a $74,532 increase in operating loss and a $195,175 increase in total other expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through May 21, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through May 21, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the three months ended March 31, 2022 was $170,778 compared to $440,254 during the same period in 2021. The difference was driven primarily by a $314,573 increase in accounts payable and accrued liabilities.

Cash provided by financing activities during the three months ended March 31, 2022 was $146,621 compared to $314,566 during the same period in 2021. The reduction was driven primarily by the absence of PPP Loan proceeds during 2022.

Total assets at March 31, 2022 were $1,061,063 compared to $1,177,821 at December 31, 2021, a decrease of $116,758 due to decreases in the Company’s cash, accounts receivable, prepaid expenses and operating lease right-of-use assets. Total liabilities were $52,430,881 compared to $51,578,703 at December 31, 2021. The increase of $852,178 in total liabilities was due primarily to the increase in accounts payable and accrued liabilities and the assumption of $200,000 of loans payable during the period.

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

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

Except for the below, there were no additions or material changes to the Company’s risk factors disclosed in Item 1A of Part I in the Company’s 2021 Annual Report on Form 10-K.

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

APPLIED MINERALS, INC.

Dated: May 25 , 2022	/s/ CHRISTOHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: May 25 , 2022	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

