Form 10-Q
period 2022-06-30
Applied Minerals, Inc.
filed 2022-08-22
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

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
  N
o

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
YES
☐
NO
☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August
22, 2022 was 366,967,696
.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$19,706	$74,253
Accounts receivable	24,425	34,309
Deposits and prepaid expenses	67,634	161,999
Total Current Assets	111,765	270,561

Land	500,000	500,000
Operating lease right-of-use asset	-	28,111
Finance lease right-of-use asset	36,906	42,821

Other Assets
Deposits	297,219	336,328
Total Other Assets	297,219	336,328

TOTAL ASSETS	$945,890	$1,177,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,464,615	$3,017,454
PIK Note interest accrual	377,609	372,028
Current portion of notes payable	189,491	112,835
Current portion of finance lease liabilities	12,337	11,986
Current portion of operating lease liabilities	-	29,085
Total Current Liabilities	4,044,052	3,543,388

Long-Term Liabilities
PIK Notes payable, net of $472,104 and $681,102 debt discount, respectively	47,924,672	47,004,480
Deferred revenue	1,000,000	1,000,000
Finance lease liabilities	24,569	30,835
Total Long-Term Liabilities	48,949,241	48,035,315

TOTAL LIABILITIES	52,993,293	51,578,703

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 164,000 and 262,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	164	262
Common stock, $0.001 par value, 700,000,000 shares authorized, and 285,787,382 and 217,655,150 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (247,569,392 reserved in Treasury)	285,786	217,654
Additional paid-in capital	74,861,487	74,686,581
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(107,185,344)	(105,295,883)
Total Stockholders’ Deficit	(52,047,403)	(50,400,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$945,890	1,177,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2022	2021	2022	2021

REVENUES	$106,105	$465,493	$184,150	$739,165

OPERATING EXPENSES:
Production costs	177,959	418,959	311,295	881,125
Exploration costs	6,543	76,259	250,013	127,849
General and administrative	335,728	411,949	741,106	801,472

Total Operating Expenses	520,230	907,167	1,302,414	1,810,446

Operating Loss	(414,125)	(441,674)	(1,118,264)	(1,071,281)

OTHER INCOME (EXPENSES):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(480,717)	(463,402)	(952,615)	(927,299)
Other income, net	121,046	69,883	181,418	317,429
Total Other (Expenses)	(359,671)	(393,519)	(771,197)	(609,870)

NET LOSS	$(773,796)	$(835,193)	$(1,889,461)	$(1,681,151)

Net Loss Per Common Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding (Basic and Diluted)	229,964,647	195,105,088	243,688,779	191,693,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, March 31, 2022	252,563,747	$252,562	187,000	$187	$74,798,477	$(20,009,496)	$(106,411,548)	$(51,369,818)

Shares issued upon conversion of Series B Preferred Stock	33,223,635	33,224	(101,000)	$(101)	(33,123)	-	-	-

Beneficial conversion feature on Series B Preferred Stock	-	-	-	-	25,947	-	-	25,947

Deemed dividend from beneficial conversion feature on Series B Preferred Stock	-	-	-	-	(25,947)	-	-	(25,947)

Shares of Series B Preferred Stock issued to Geneva Roth	-	-	78,000	78	74,922	-	-	75,000

Stock option compensation expense	-	-	-	-	21,211	-	-	21,211

Net Loss	-	-	-	-	-	-	(773,796)	(773,796)

Balance, June 30, 2022	285,787,382	$285,786	164,000	$164	$74,861,487	$(20,009,496)	$(107,185,344)	$(52,047,403)

Balance, March 31, 2021	195,105,088	$195,105	95,000	$95	$74,167,266	$(20,009,496)	$(102,858,602)	$(48,505,632)

Shares issued in private placement	-	-	81,136	81	84,919	-	-	85,000

Beneficial conversion feature on Series B Preferred Stock	-	-	-	-	51,874	-	-	51,874

Deemed dividend from beneficial conversion feature on Series B Preferred Stock	-	-	-	-	(51,874)	-	-	(51,874)

Stock compensation expense	-	-	-	-	3,943	-	-	3,943

Net Loss	-	-	-	-	-	-	(835,193)	(835,193)

Balance, June 30, 2021	195,105,088	$195,105	176,136	$176	$74,256,128	$(20,009,496)	$(103,693,795)	$(49,251,882)

	Six Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2021	217,655,150	$217,654	262,000	$262	$74,686,581	$(20,009,496)	$(105,295,883)	$(50,400,882)

Shares issued for conversion of Series B Preferred Stock	53,387,788	53,388	(176,000)	(176)	(53,212)	-	-	-

Shares issued as part of liability settlement	4,444,444	4,444	-	-	49,334	-	-	53,778

Issuance of shares for debt issuance cost	300,000	300	-	-	1,440	-	-	1,740

Issuance of shares of common stock for consulting services	10,000,000	10,000	-	-	60,000	-	-	70,000

Beneficial conversion feature on Series B Preferred Stock	-	-	-	-	25,947	-	-	25,947

Deemed dividend from beneficial conversion feature on Series B Preferred Stock	-	-	-	-	(25,947)	-	-	(25,947)

Shares of Series B Preferred Stock issued to Geneva Roth	-	-	78,000	78	74,922	-	-	75,000

Stock option compensation expense	-	-	-	-	42,422	-	-	42,422

Net Loss	-	-	-	-	-	-	(1,889,461)	(1,889,461)

Balance, June 30, 2022	285,787,382	$285,786	164,000	$164	$74,861,487	$(20,009,496)	$(107,185,344)	$(52,047,403)

Balance, December 31, 2020	183,938,549	$183,939	128,000	$128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

Shares issued for conversion of Series B Preferred Stock	6,167,273	6,167	(128,000)	(128)	1,641	-	-	7,680

Shares issued in private placement	-	-	176,136	176	184,824	-	-	185,000

Beneficial conversion of Series B Preferred Stock	-	-	-	-	112,612	-	-	112,612

Deemed dividend from beneficial conversion feature on Series B Preferred Stock	-	-	-	-	(112,612)	-	-	(112,612)

Shares issued upon cashless exercise of options	3,836,475	3,836	-	-	(3,836)	-	-	-

Shares issued for employee bonus	1,162,791	1,163	-	-	56,977	-	-	58,140

Stock option compensation expense	-	-	-	-	7,886	-	-	7,886

Net Loss	-	-	-	-	-	-	(1,681,151)	(1,681,151)

Balance, June 30, 2021	195,105,088	$195,105	176,136	$176	$74,256,128	$(20,009,496)	$(103,693,795)	$(49,251,882)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(1,889,461)	$(1,681,151)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of finance lease	5,915	1,874
Amortization of debt discount	2,143	-
Amortization of discount - PIK Notes	208,998	198,304
Accrued interest on PIK Notes	721,659	702,434
Stock issued for settlement liability	53,778	-
Stock based compensation expense	112,422	66,026
Non-cash lease expense	28,111	53,264
Stock issued for interest	-	7,680
Forgiveness of PPP Fund	-	(223,075)
Change in operating assets and liabilities:
Accounts receivable	9,884	(68,117)
Deposits and prepaids	133,474	111,118
Operating lease liabilities	(29,085)	(54,356)
Financing lease liabilities	(5,915)	-
Accounts payable and accrued liabilities	442,277	37,736
Net cash (used in) provided by operating activities	(205,800)	(848,263)

Cash Flows from Financing Activities:
Payment on finance lease liability	(6,029)	(2,028)
Proceeds from notes payable	200,000	-
Proceeds from Paycheck Protection Program loan	-	264,472
Payments on notes payable	(31,777)	-
Proceeds from private placement	75,000	185,000
Payments on insurance financing	(85,941)	(99,812)
Net cash provided by (used in) financing activities	151,253	347,632

Net change in cash	(54,547)	(500,631)

Cash at beginning of period	74,253	669,560

Cash at end of period	$19,706	$168,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,624	$5,380
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of ROU asset and finance lease liability	$-	$50,573
Boral settlement payable	$4,844	$-
Deemed dividend on Series B Preferred Stock due to BCF	$25,947	$112,612
Accrued PIK interest paid through issuance of PIK Notes	$716,078	$703,260
Stock issued for cashless options exercised	$1,740	$3,836
Common stock issued upon conversion of Series B Preferred Stock	$53,388	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1– ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTCQB: AMNL) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company markets its halloysite clay under the DRAGONITE trade name. The Company markets its DRAGONITE halloysite clay products into the as an additive into the ceramic, molecular sieve, catalyst, polymer, flame retardant, and coatings markets. The Company regularly sells its halloysite clay products to six customers. Several prospective customers are conducting either commercial-scale trials or field trials for an array of products that use DRAGONITE. The Company believes its DRAGONITE halloysite clay has potential use in lithium-ion battery formulations. In particular, halloysite has been shown to be an effective precursor of porous silicon for use as anode material, a coating to improve the conductivity of separators and an additive to improve the conductivity of solid polymer electrolytes. In June 2021, the Company received a $200,000 U.S. DOE STTR Phase I award to develop a process that produces halloysite-derived porous silicon for use as anode material. In April 2022, the Company applied for $1.15 million U.S. DOE STTR Phase II award to scale up the process developed under the Phase I award. On July 11, 2022, the Company announced that it entered into an agreement to sell the assets related to its iron oxide resource.
On August 9, 2022 the sale of the assets related to the Company’s iron oxide resource closed.

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC under the symbol AMNL.

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

Impact of COVID–19 Pandemic on Financial Statements

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Since then, many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

The effects of the COVID-19 restrictions adversely affected our business in 2020 and 2021 as certain customers delayed purchases of our DRAGONITE halloysite clay products. As countries, including the U.S., begin to ease restrictions
,
 some of our customers have begun to resume their previously planned purchases of our DRAGONITE halloysite clay products.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 22, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 22, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2021, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 18, 2022.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of August 20, 2022, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of June 30, 202
2
, the extent to which the effects of the COVID-19 pandemic may impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, many of our estimates and assumptions still require increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the six months ended June 30, 2022 and 2021, revenues from the Company’s largest customer accounted for 21% and 58% of total revenues, respectively. As of June 30, 2022 and 2021, amounts owed from these customers comprised 0% and 18% of accounts receivable, respectively.

Receivables
Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at June 30, 2022 and December 31, 2021.

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

Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of June 30, 2022 and 2021.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of June 30, 2022, no benefit from uncertain tax positions was recognized in our financial statements. The Company has elected to classify interest and/or penalties related to income tax matters in income tax expense.

Stock Options and Warrants
The Company follows ASC 718 (Stock Compensation) and ASU 2018-07 (Compensation – Stock Compensation), which provide guidance in accounting for share-based awards exchanged for services rendered and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company instituted a formal long-term and short-term incentive plan on November 20, 2012, which was approved by its shareholders. Prior to that date, we did not have a formal equity plan, but all equity grants, including stock options and warrants, were approved by our Board of Directors. We determine the fair value of the stock-based compensation awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. Beginning in the quarter ended June 30, 2013, the Company began using the simplified method to determine the expected term for any options granted because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company previously utilized the contractual term as the expected term.

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

The Company has posted a cash bond in the amount of
$
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

NOTE 4 – LEASES

Finance Lease

On May 14, 2021, the Company entered into a 4-year financing lease agreement for laboratory equipment. The base rent payment is approximately $1,107 per month.

Supplemental cash flow information related to leases:	Three months ended June 30, 2022	Six months ended June 30, 2022

Finance cash flows from finance lease	$(3,161)	$(5,915)
Operating cash flows from finance lease	$3,161	$5,915

Supplemental balance sheet information related to leases:	As of June 30, 2022

Finance lease Right-of-use assets	$36,906

Current portion of finance lease liability	$12,337
Long-term finance lease liability	24,569
Total finance lease liability	$36,906

Weighted average remaining operating lease term	2.75 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liability under finance lease as of June 30, 2022:

2022 (remaining six months)	$7,049
2023	14,099
2024	14,099
2025	4,700
Total lease payments	39,947
Less: imputed interest	(3,041)
Total lease liabilities	$36,906

NOTE 5 – DEPOSIT

The following is a summary of deposit:

	June 30, 2022	December 31, 2021
Cash Bond (Mine Permit deposit)	$297,219	$297,160
Office Lease Security Deposit	-	39,168
Total	$297,219	$336,328

NOTE 6 - NOTES PAYABLE

Notes payable at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021

Note payable to insurance companies, payable $1,780 and $12,804 monthly, (a)	$26,894		$112,835
Promissory note (b)	$62,546		$-
Loan payable (c)	$100,051	$
	$189,491		$112,835
Less: Current Portion	$(189,491)		$(112,835)

Notes Payable, Long-Term Portion	$-		$-

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

(c)
In March 2022, the Company entered into a loan payable with a lender for $125,000. Payment of the loan includes one installment of $1,215.19 followed by seventy-nine (79) weekly installments of $2,025.32 tota
l
ling $165,000.

The lender has been provided a security interest in certain inventory and equipment. Excluded is the Company’s Alpine mill and related equipment
.

During the six months ended June 30, 2022 and 2021, the Company's interest payments totaled $4,624 and $5,380, respectively
.

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

Exercise Price	$0.47, as adjusted downward based on anti-dilution provisions/down-round protection	$0.26, as adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;

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

As of June 30, 2022, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$18,024,680	$30,372,096	$48,396,776
Less: Discount	-	(472,104)	(472,104)
PIK Note Payable, Net	$18,024,680	$29,899,992	$47,924,672

As of December 31, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,759,822	$29,925,760	$47,685,582
Less: Discount	-	(681,102)	(681,102)
PIK Note Payable, Net	$17,759,822	$29,244,658	$47,004,480

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

During the six months ended June 30, 2022, the Company issued additional Series A Notes of $449,384 in lieu of cash interest payments. The carrying value of the Series A Notes payable as of June 30, 2022 was $29,899,992.

The amortized debt discount expensed during the three months ended June 30, 2022 was $105,186.

As of June 30, 2022, the Company was in compliance with the covenants of the Series A Notes.

As of June 30, 2022, Geoffrey Scott, a director of the Company owned $4,642,137 of principal of the Series A Notes.

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

During the six months ended June 30, 2022, the Company issued additional PIK Notes of $266,694 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $18,024,680 as June 30, 2022.

As of June 30, 2022, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At June 30, 2022 and December 31, 2021, 164,000 and 262,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

2022
On May 3, 2022, 78,000 shares of Series B Preferred Stock were issued at a stated price of $1.00 per share for cash proceeds of $75,000, net of $3,000 in legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded a $49,869 beneficial conversion feature to additional paid in capital and amortized at the time of issuance.

2021
On February 17, 2021, 95,000 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $100,000, net of $3,000 legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded a $60,738 beneficial conversion feature to additional paid in capital and amortized at the time of issuance.

On May 24, 2021, 81,136 shares of Series B Preferred Stock were issued at a stated price of $1.084 per share for cash proceeds of $85,000, net of $3,000 in legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded a $51,874 beneficial conversion feature to additional paid in capital and amortized at the time of issuance.

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

At June 30, 2022 and December 31, 2021, 285,787,382 and 217,655,150 shares were issued and outstanding, respectively.

2022
During the six months ended June 30, 2022, (i) 20,164,153 shares of common stock were issued upon the conversion of 75,000 shares of Series B Preferred Stock issued in August 2021, (ii) 10,000,000 shares of common stock were issued as in conjunction with entering into a consulting agreement with an investor relations firm, (iii) 4,444,444 shares were issued to settle certain liabilities, (iv) 300,000 shares of common stock were issued as debt issuance cost, (v) 9,275,000 shares of common stock were issued upon the conversion of 35,000 shares of Series B Preferred Stock issued in August 2021, and (vi) 23,948,635 shares of common stock issued upon the conversion of 66,000 shares of Series B Preferred Stock issued in September 2021.

2021
During the six months ended June 30, 2021,
 (i) 6,167,273 shares of common stock were issued upon the conversion of 128,000 shares of Series B Preferred Stock issued in August 2020, (ii) 3,836,475 shares of common stock were issued upon the cashless exercise of options to purchase 9,528,689 shares of common stock, and (iii) 1,162,791 shares of common stock were issued to an employee in lieu of a bonus payment of $58,140.

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the six months ended June 30, 2022:

Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at December 31, 2021	11,000,000	$0.10
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2022	11,000,000	$0.10

At June 30, 2022, the intrinsic value of the outstanding warrants was $0.

A summary of the status of the warrants outstanding and exercisable at June 30, 2022 is presented below:

	Warrants Outstanding and Exercisable
	Shares Issuable	Weighted Average
	upon Exercise of	Remaining	Weighted Average
Exercise Price	Outstanding Warrants	Contractual Life (years)	Exercise Price
$0.10	11,000,000	0.42	$0.10
	11,000,000	0.42	$0.10

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

The fair value of each of the Company's stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of the Company's common stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury Bond on the date the award is granted with a maturity equal to the expected term of the award. The Company did not grant any stock option awards during the six months ended June 30, 2022.

A summary of the status and changes of the options granted under stock option plans and other agreements during the six months ended June 30, 2022:

	Shares Issued Upon Exercise of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	52,790,845	$0.25
Granted	-	-
Exercised	-	-
Forfeited	(3,854,653)	0.79
Outstanding at June 30, 2022	48,936,192	$0.21

A summary of the status of the options outstanding at June 30, 2022 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price
$ 0.03 - $0.08	38,409,881	4.91	$0.05	38,016,131	4.92	$0.05
$0.10 - $0.84	6,784,251	1.57	0.34	6,784,251	1.57	0.34
$1.10 - $1.66	3,742,060	0.51	1.57	3,742,060	0.51	1.57

	48,936,192	4.11	$0.20	48,542,442	4.11	$0.20

Compensation expense of $42,422 and $7,886 was recognized for the vesting of options during the six months ended June 30, 2022 and 2021, respectively. The aggregate intrinsic value of the outstanding options at June 30, 2022 was $0. At June 30, 2022, $5,421 of unamortized compensation expense for time-based unvested options will be recognized over the next 0.06 years on a weighted average basis.

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

The vesting of the remaining 8.3%, 8.3% and 8.4% of the performance-based options was scheduled to occur when (i) EBITDA is positive over a twelve-month period, (ii) EBITDA is at or greater than $2 million over a twelve-month period and (iii) EBITDA is at or greater than $4 million over a twelve-month period, respectively. Of the 27.5 million performance options granted to management in August 2017, approximately 14.3 million were outstanding at March 31, 2022. The reduction was due to the forfeiture of options to purchase 0.4 million shares of common stock and the exercise of options to purchase approximately 9.5 million shares of common stock during the three months ended March 31, 2021. In July, 2021, the board accelerated the vesting of 1,195,138 options granted to Christopher Carney in August, 2017 and accelerated the vesting of 333,333 options granted in March 2019 to Sharad Mathur, former
CTO.

In July 2021 the board approved a grant to management of options to purchase 5.7 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. In July 2021 the board approved a grant to the directors and a consultant of options to purchase 3.75 million shares of common stock at $0.03 per share. The options have a term of five years. Fifty percent (50%) of the grant vested in July 2021 and the remainder vests in equal monthly amounts through June 2022. The fair value of the options granted in July on the grant date using the Black Scholes model was $169,690. As of June 30, 2022, the Company had $5,421 of unamortized compensation expense.

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

At June 30, 2022, the weighted average shares outstanding excluded options to purchase 48,936,192 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 156,407,336 shares of common stock of the Company issuable upon the conversion of Series A Notes and Series 2023 Notes because their effect would be anti-dilutive.

At December 31, 2021, the weighted average shares outstanding excluded options to purchase 52,790,845 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 124,437,208 shares of common stock of the Company issuable upon the conversion of Series A Notes and Series 2023 Notes because their effect would be anti-dilutive.

NOTE 12 – SUBSEQUENT EVENTS

On June 14, 2022, a former contractor of the Company filed a mining services lien on the Dragon Mine property for an amount of $177,777.78 for labor, services and equipment furnished under a Mining Services Agreement entered into between the Company and the contractor on August 1, 2021. On March 31, 2022, prior to the filing of the lien, the Company had entered into a Settlement Letter with the former contractor for an amount equal to $200,000. Under the terms of the Settlement Letter, the Company agreed to (i) make ten consecutive monthly cash payments of $10,000 to the former contractor beginning in April 2022 and (ii) issued 4,444,444 restricted shares of common stock to the former contractor. If the weighted average trading price of the shares of the Company’s common stock over the five trading days immediately preceding October 1, 2022 (“WATP”) was less than $0.0225 per share, the Company agreed, at its option, to (a) issue to the former contractor a number of shares of common stock equal to ((4,444,444 x (0.0225 – WATP)) / (0.9 x WATP)) or (b) make a cash payment to the former contractor equal to ((4,444,444 x (0.0225 – WATP)). As of June 14, 2022, the Company had made $61,379 in cash payments to the former contractor. On July 27, 2022, the Company entered into a Lien Settlement Agreement with the former contractor. Under the terms of the Lien Settlement Agreement, in exchange for a cash payment of $49,731.90 and the issuance of an additional 17,777,777 shares of common stock, the former contractor agreed to file a release of the mining services lien on the Dragon Mine property. Payment of the Lien Settlement Amount by the Company will also deem the Settlement Letter null and void.

On August 15, 2022,
the Company received a Notice of Release of Lean from Provo Mining indicating Provo Mining has received the payment stipulated on the Lien Settlement Agreement and the lien placed on the Company's listed assets have been released.

Between July 6, 2022 and July 27, 2022, the Company issued 43,409,524 shares of common stock upon the conversion of the 86,000 shares of Series B Preferred Stock sold by the Company in December 2021.

On August 9, 2022 the Company closed on the sale of the rights to its iron oxide resource, 20 million shares of common stock, its Alpine Mill building, and related milling equipment. In exchange for

$300,000, less a previously paid down payment of $120,000 and $20,000 of reimbursable legal expenses, the Company sold to BMI Minerals Company the rights to its iron oxide resource and 20 million restricted shares of common stock of the Company.
I
n exchange for $1,700,000, the Company sold to Brady McCasland, Inc. its Alpine Mill building and related iron milling equipment. In conjunction with the sale of the Alpine Mill building the Company entered into (i) a ground lease with a term of 100 years, (ii) a Mining Operations Agreement and a (iii) Milling Operations Agreement.

On August 9, 2022, which coincided with the closing of the sale of (i) the rights to the Company’s iron oxide resource and (ii) its Alpine Mill building, the directors forfeited $1,630,811 of accrued but unpaid and two directors forfeited approximately $226,000 of accrued but unpaid compensation.

On August 6, 2022, the Company obtained waivers related to the negative covenants attached to its Series 2023 and Series A PIK Notes which restrict certain activities, in this case its Iron Sale, Mill Sale, Mining Operation, and Milling Operation agreements with BMI and BMC. MB obtained the waivers and noted the majority holders approved to waive the breach of the covenant in exchange for payments of: $244,500 to Samlyn Offshore Master Fund, Ltd., $130,500 to Samlyn Onshore Partners, LP, $250,000 to M. Kingdon Offshore Master Fund, LP, and $125,000 to Berylson Master Fund

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2021. There have been no material changes in our critical accounting policies and estimates during the six-month period ended June 30, 2022 compared to the disclosures on Form 10-K for the year ended December 31, 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended June 30,		Variance
	2022	2021	$	%

REVENUES	$106,105	$465,493	$(359,388)	(77)%

OPERATING EXPENSES:
Production costs	177,959	418,959	(241,000)	(58)%
Exploration costs	6,543	76,259	(69,716)	(91)%
General and administrative	335,728	411,949	(76,221)	(19)%

Total Operating Expenses	520,230	907,167	(386,937)	(43)%
Operating Loss	(414,125)	(441,674)	(27,549)	(6)%
OTHER (EXPENSE) INCOME:
Interest expense, net (including amortization of deferred financing cost and debt discount)	(480,717)	(463,402)	17,315	4%
Other income, net	121,046	69,883	51,163	73%

Total Other (Expense)	(359,671)	(393,519)	(33,848)	(9)%

NET LOSS	$(773,796)	$(835,193)	$(61,397)	(7)%

Revenue for the three months ended June 30, 2022 totaled $106,105, a decrease of $359,388 or 77%, compared to the same period in 2021. The decrease was driven primarily by a $277,297 net decline in sales of AMIRON iron oxide and a net decline of $127,700 in sales of DRAGONITE halloysite clay sales.

Sales of AMIRON iron oxide during the period totaled $17,230, a decrease of 94% when compared to the same period in 2021. The decline was in large part due the expiration in December 2021 of a supply agreement with a producer of cement. Sales of DRAGONITE during the period totaled $88,920, a decline of $53%. The decline was driven primarily by the absence of purchases for field trials by certain customers that occurred during the same period in 2021. A number of those field trials are still in process.

Operating expenses for the three months ended June 30, 2022 totaled $520,230, a reduction of $386,937, or 43%, compared to the same period in 2021. The reduction was driven by a $241,000, or 58%, decrease in production costs, a 69,716, or 91%, decrease in exploration costs and a 76,221, or 19%, decrease in general and administrative expense.

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

Production costs incurred during the three months ended June 30, 2022 were $177,959, a decrease of $241,000, or 58%, compared to the same period in 2021. The decrease was driven primarily by a reduction in contract labor, wage and mining materials related expenses associated with the expiration in December 2021 of a contract to supply iron to a producer of cement. Production expense for the three months ended June 30, 2022 include a charge totaling $39,556, related to an adjustment of the stock component of a settlement entered into with a contract miner in March 2022.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended June 30, 2022 were $6,543, a decrease of $69,716, or 91%, compared to the same period in 2021. The decrease was due primarily to a reduction of $27,683 in wages and workers’ compensation expense, related to the elimination of non-mining related workers and the reclassification of certain workers’ compensation costs, a decline of $14,957 in ground support expense, related to certain mine exploration activities, and the absence of $7,000 in consulting fees associated with works related to the Company’s lithium-ion battery project.

General and administrative expenses incurred during the three months ended June 30, 2022 totaled $335,728, a $76,221, or 19%, decline when compared to the same period in 2021. The decline was driven primarily by a $72,945 decline in corporate wage and wage-related benefits expense. General and administrative expense incurred during the three months ended June 30, 2022 included (i) compensation expense for an employee who resigned in April 2022 and (ii) $127,500 of directors’ fees, which the Company expects to be reduced significantly in subsequent quarters upon the expected resignations of three directors.

Operating loss incurred during the three months ended June 30, 2022 was $414,125, a $27,549, or 6%, decrease when compared to the same period in 2021. The decline was driven primarily by a $404,946, or 45%, decline in operating expenses, partially offset by a decline of $359,388, or 77%, in revenue when compared to the same period in 2021.

Total other expense was $359,671 for the three months ended June 30, 2022 compared to $393,513 in same period in 2021. The $33,848 decline was due primarily to a $51,017 increase in other income, related to the sale of obsolete equipment and the reimburse of expenses associated with the DOE STTR grants awarded to the Company in June 2021, partially offset by a $17,315 increase in PIK Note interest expense..

Net loss for the three-month period ending June 30, 2022 was $773,796, a decline of $61,397, or 7%, when compared to the same period in 2021. The decrease was primarily driven by a $27,549 decline in operating loss and a $33,848 decrease in total other expense.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Six Months Ended June 30,		Variance
	2022	2021	$	%

REVENUES	$184,150	$739,165	$(555,015)	(75)%

OPERATING EXPENSES:
Production costs	311,295	881,125	(569,830)	(65)%
Exploration costs	250,013	127,849	122,164	96%
General and administrative	741,106	801,472	(60,366)	(8)%

Total Operating Expenses	1,302,414	1,810,446	(508,032)	(28)%
Operating Loss	(1,118,264)	(1,071,281)	46,983	4%

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(952,615)	(927,299)	25,316	3%
Other income, net	181,418	317,429	(136,011)	(43)%

Total Other Income (Expense)	(771,197)	(609,870)	161,327	26%

NET LOSS	$(1,889,461)	$(1,681,151)	$208,310	12%

Revenue for the six months ended June 30, 2022 totaled $184,150, decrease of $555,015, or 75%, compared to the same period in 2021. The decrease was due to a $413,629 decrease in the sale of AMIRON iron oxide due to the expiration in December 2021 of a supply agreement with a cement producer and a $141,386 decrease in the sale of DRAGONITE halloysite clay.

Sales of AMIRON during the period totaled $17,230, a decrease of 96% when compared to the same period in 2021. The decrease was due in large part to the expiration in December 2021 of a supply agreement with a cement producer. Sales of DRAGONITE during the period totaled $166,921, as decrease of 46% compared to the same period in 2021.The decrease in sales of DRAGONITE was driven primarily by (i) the absence of purchases of DRAGONITE for field trials by certain customers that occurred during the same period in 2021 and (ii) the impact of COVID on certain customers’ decisions to delay the commercialization of new products developed on DRAGONITE. A number of the field trials referenced above are still in process. The Company believes the stalled commercialization of certain customer products using DRAGONITE may resume during the latter half of 2022.

Operating expenses for the six months ended June 30, 2022 totaled $1,302,414, a decrease of $508,032, or 28%, compared to the same period in 2021. The decline was driven primarily by a $569,830, or 64%, decline in production costs partially, a $60,367, or 8%, decline in general and administrative expense, partially offset by a $122,264, or 96%, increase in exploration costs.

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

Production costs incurred during the six months ended June 30, 2022 were $311,295, a decrease of $569,830, or 65%, compared to the same period in 2021. Approximately $450,000 of the decrease was driven primarily by a reduction in contract labor, wage and mining materials related expenses associated with the expiration in December 2021 of a contract to supply iron to a producer of cement. The remaining reduction of $115,000 was due to the reduction in clay tolling expense. Production expense for the six months ended June 30, 2022 include a charge totaling $39,556, related to an adjustment of the stock component of a settlement entered into with a contract miner in March 2022.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the six months ended June 30, 2022 totaled $250,013, a $122,164, or 96%, increase compared to the same period in 2021. The increase was due primarily to a $$200,000 expense related to a settlement with a contract miner used to mine iron for a supply agreement that expired in December 2021, partially offset by a $43,239 reduction in wage and workers’ compensation expense, a reclassification of $17,673 of health insurance expense and the absence of $14,956 of ground support expense incurred during the six months ended June 30, 2021.

General and administrative expenses incurred during the six months ended June 30, 2022 totaled $741,106, a decline of $60,366, or 8%, when compared to the same period in 2021. The decrease was driven primarily by a $104,861 decrease in wage and wage-related benefit expense and a $23,68 decrease in shareholder-related expenses, partially offset by an increase in professional services expenses of $63,823.  General and administrative expense incurred during the six months ended June 30, 2022 included (i) compensation expense for an employee who resigned in April 2022, (ii) $192,500 of directors’ fees, which the Company expects to be reduced significantly in subsequent quarters upon the expected resignations of three directors and (iii) $112,400 of equity-related compensation expense.

Operating loss incurred during the six months ended June 30, 2022 was $1,118,264, a $46,983, or 4%, increase compared to the same period in 2021. The increase was driven primarily by a $555,015 decrease in revenue and a $122,264 increase in exploration expense, partially offset by a $569,830 decrease in production costs when compared to the same period in 2021.

Total other expense for the six months ended June 30, 2022 was $771,197, an increase of $161,327, or 26%, when compared to the same period in 2021. The $161,327 increase was due primarily to a $136,011 decline in other income when compared to the same period in 2021.

Net loss for the six-month period ending June 30, 2022 was $1,889,461, an increase of $208,310, or 12%, when compared to the same period in 2021. The increase was driven by a $161,327 increase in total other expense and a $46,983 increase in operating loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through August 20, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through August 22, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the six months ended June 30, 2022 was $205,800 compared to $848,263 used during the same period in 2021. The difference was due primarily an increase of $524,254 in cash generated from the change in operating assets and liabilities.

Cash provided by financing activities during the six months ended June 30, 2022 was $151,253 compared to $347,632 provided during the same period in 2021. The $196,379 decrease in cash provided during the period was due primarily to $264,472 of proceeds received from a Paycheck Protection Program loan and an increase of $110,000 in proceeds from private placements during 2021, partially offset by $200,000 in proceeds received from loans payable during 2022.

Total assets at June 30, 2022 were $945,890 compared to $1,177,821 at December 31, 2021, a decrease of $231,931 due primarily to decrease in the Company cash, prepaid expenses, operating lease right-of-use assets and deposits. Total liabilities at June 30, 2022 were $52,993,293 compared to $51,578,703 at December 31, 2021. The increase of $1,414,590 in total liabilities was due primarily to $920,192 increase in the PIK Note balance and a $447,161 increase in accounts payable and accrued liabilities. As of June 30, 2022, accrued liabilities included $1,630,811 of directors’ fees.

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

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED MINERALS, INC.

Dated: August 22, 2022	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: August 22, 2022	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

