Form 10-Q
period 2022-09-30
Applied Minerals, Inc.
filed 2022-11-30
CIK 8328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

☐	Transition report under section 13 or 15(d) of the Exchange Act

For the transition period from	to

Commission File Number	000-31380

APPLIED MINERALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0096527
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

1200 Silver City Road, PO Box 432, Eureka, UT	84628
(Address of principal executive offices)	(Zip Code)

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
2
9
, 202
2
was
390,842,696.

DOCUMENTS INCORPORATED BY REFERENCE: None.

APPLIED MINERALS, INC.
(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$729,828	$74,253
Accounts receivable	92,575	34,309
Deposits and prepaid expenses	20,452	161,999
Total Current Assets	842,855	270,561

Land	500,000	500,000
Operating lease right-of-use asset	-	28,111
Finance lease right-of-use asset	33,893	42,821

Other Assets
Deposits	297,320	336,328
Total Other Assets	297,320	336,328

TOTAL ASSETS	$1,674,068	$1,177,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,306,219	$3,017,454
PIK Note interest accrual	623,690	372,028
Current portion of PIK Notes payable, net of $365,529 debt discount	48,298,591	-
Current portion of notes payable	110,880	112,835
Current portion of finance lease liabilities	12,519	11,986
Current portion of operating lease liabilities	-	29,085
Total Current Liabilities	50,351,899	3,543,388

Long-Term Liabilities
PIK Notes payable, net of $681,102 debt discount	-	47,004,480
Deferred revenue	1,000,000	1,000,000
Finance lease liabilities	21,373	30,835
Total Long-Term Liabilities	1,021,373	48,035,315

TOTAL LIABILITIES	51,373,272	51,578,703

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, and 164,000 and 262,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	78	262
Common stock, $0.001 par value, 700,000,000 shares authorized, and 366,974,683 and 217,655,150 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (208,818,846 reserved in Treasury)	366,974	217,654
Additional paid-in capital	76,937,697	74,686,581
Accumulated deficit prior to the exploration stage	(20,009,496)	(20,009,496)
Accumulated deficit during the exploration stage	(106,994,457)	(105,295,883)
Total Stockholders’ Deficit	(49,699,204)	(50,400,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,674,068	$1,177,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
C
O
NSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES	$111,688	$360,815	$295,838	$1,099,980

OPERATING EXPENSES:
Production costs	140,123	434,225	451,418	1,315,350
Exploration costs	16,098	47,866	266,111	175,715
General and administrative	341,847	443,503	1,082,953	1,244,975

Total Operating Expenses	498,068	925,594	1,800,482	2,736,040

Operating Loss	(386,380)	(564,779)	(1,504,644)	(1,636,060)

OTHER INCOME (EXPENSES):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(643,933)	(474,579)	(1,596,548)	(1,401,878)
Gain on forgiveness of PPP loan	-	-	-	223,075
Gain on sale of iron oxide assets	1,938,000	-	1,938,000	-
Other income (expense) , net	(716,800)	20,308	(535,382)	114,662
Total Other Income (Expense)	577,267	(454,271)	(193,930)	(1,064,141)

NET INCOME (LOSS)	$190,887	$(1,019,050)	$(1,698,574)	$(2,700,201)

Net Income ( Loss ) Per Common Share (Basic and Diluted)	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding (Basic and Diluted)	321,090,805	199,138,961	276,820,927	194,202,348

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, June 30, 2022	285,787,382	$285,786	164,000	$164	$74,861,487	$(20,009,496)	$(107,185,344)	$(52,047,403)

Shares issued upon conversion of Series B Preferred Stock	43,409,524	43,410	(86,000)	(86)	(43,324)	-	-	-

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	51,929	-	-	51,929

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(51,929)	-	-	(51,929)

Shares issued as part of liability settlement	17,777,777	17,778	-	-	56,889	-	-	74,667

Forgiveness of related party liabilities	-	-	-	-	1,991,061	-	-	1,991,061

Shares issued to BMI Minerals Company	20,000,000	20,000	-	-	42,000	-	-	62,000

Share issuance cost	-	-	-	-	(20,000)	-	-	(20,000)

Stock based compensation	-	-	-	-	49,584	-	-	49,584

Net Income	-	-	-	-	-	-	190,887	190,887

Balance, September 30, 2022	366,974,683	$366,974	78,000	$78	$76,937,697	$(20,009,496)	$(106,994,457)	$(49,699,204)

Balance, June 30, 2021	195,105,088	$195,105	176,136	176	$74,256,128	$(20,009,496)	$(103,693,795)	$(49,251,882)

Shares issued upon conversion of Series B Preferred Stock	9,638,661	9,638	(95,000)	(95)	(8,843)	-	-	700

Shares of Series B Preferred Stock issued in private placement	-	-	176,000	176	199,824	-	-	200,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	112,525	-	-	112,525

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(112,525)	-	-	(112,525)

Stock option compensation expense	-	-	-	-	147,172	-	-	147,172

Net Loss	-	-	-	-	-	-	(1,019,050)	(1,019,050)

Balance, September 30, 2021	204,743,749	$204,743	257,136	$257	$74,594,281	$(20,009,496)	$(104,712,845)	$(49,923,060)

	Nine Months Ended
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Deficit

Balance, December 31, 2021	217,655,150	$217,654	262,000	$262	$74,686,581	$(20,009,496)	$(105,295,883)	$(50,400,882)

Shares issued for conversion of Series B Preferred Stock	96,797,312	96,798	(262,000)	(262)	(96,536)	-	-	-

Shares of Series B Preferred Stock issued in private placement	-	-	78,000	78	74,922	-	-	75,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	77,876	-	-	77,876

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(77,876)	-	-	(77,876)

Shares issued as part of liability settlement	22,222,221	22,222	-	-	106,223	-	-	128,445

Forgiveness of related party liability	-	-	-	-	1,991,061	-	-	1,991,061

Shares issued to BMI Minerals Company	20,000,000	20,000	-	-	42,000	-	-	62,000

Share issuance cost	-	-	-	-	(20,000)	-	-	(20,000)

Issuance of shares for debt issuance cost	300,000	300	-	-	1,440	-	-	1,740

Issuance of shares of common stock for consulting services	10,000,000	10,000	-	-	60,000	-	-	70,000

Stock option compensation expense	-		-	-	92,006	-	-	92,006

Net Loss	-	-	-	-	-	-	(1,698,574)	(1,698,574)

Balance, September 30, 2022	366,974,683	$366,974	78,000	$78	$76,937,697	$(20,009,496)	$(106,994,457)	$(49,699,204)

Balance, December 31, 2020	183,938,549	$183,939	128,000	128	$74,008,636	$(20,009,496)	$(102,012,644)	$(47,829,437)

Shares issued upon conversion of Series B Preferred Stock	15,805,934	15,805	(223,000)	(223)	(7,202)	-	-	8,380

Shares of Series B Preferred Stock issued in private placement	-	-	352,136	352	384,648	-	-	385,000

Beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	225,137	-	-	225,137

Deemed dividend from beneficial conversion feature on Convertible Series B Preferred Stock	-	-	-	-	(225,137)	-	-	(225,137)

Shares issued for cashless option exercise	3,836,475	3,836	-	-	(3,836)	-	-	-

Shares issued in lieu of employee bonus	1,162,791	1,163	-	-	56,977	-	-	58,140

Stock compensation expense					155,058			155,058

Net Loss	-	-	-	-	-	-	(2,700,201)	(2,700,201)

Balance, September 30, 2021	204,743,749	$204,743	257,136	$257	$74,594,281	$(20,009,496)	$(104,712,845)	$(49,923,060)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage
Mining
Company)
CONSOLIDATED STATEMENTS
OF
CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$(1,698,574)	$(2,700,201)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of finance lease	8,928	4,869
Amortization of debt discount	9,566	-
Amortization of discount - PIK Notes	315,573	299,426
Accrued interest on PIK Notes	1,238,435	1,036,691
Stock issued for settlement of liabilities	128,445	-
Stock based compensation expense	162,006	213,199
Non-cash lease expense	28,111	80,518
Gain on sale of obsolete equipment	(50,000)	-
Gain on sale of iron oxide assets	(1,938,000)	-
Stock issued for interest	-	8,379
Gain on forgiveness of PPP loan	-	(223,075)
Change in operating assets and liabilities:
Accounts receivable	(58,266)	43,302
Deposits and prepaids	180,555	158,493
Operating lease liabilities	(29,085)	(82,584)
Financing lease liabilities	(9,076)	-
Accounts payable and accrued liabilities	271,591	187,151
Net cash (used in) provided by operating activities	(1,439,791)	(973,832)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	50,000	-
Proceeds from sale of iron oxide assets	1,938,000	-
Net cash provided by (used in) in vestin g activities	1,988,000	-

Cash Flows from Financing Activities:
Payments on finance lease liability	(5,882)	(6,029)
Proceeds from notes payable	200,000	-
Proceeds from Paycheck Protection Program loan	-	264,472
Payments on notes payable	(90,917)	-
Proceeds from private placement of Series B Preferred Stock	75,000	385,000
Proceeds from sale of shares of common stock , net of issuance costs	42,000	-
Payments on insurance financing	(112,835)	(133,081)
Net cash provided by (used in) financing activities	107,366	510,362

Net change in cash	655,575	(463,470)

Cash at beginning of period	74,253	669,560

Cash at end of period	$729,828	$206,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,470	$6,037
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Capitalization of ROU asset and finance leas e liability	$-	$51,733
Boral settlement payable	$(8,235)	$-
Forgiveness of related party liabilities	$1,991,061	$-
Deemed dividend on convertible Preferred Stock Series B due to BCF	$77,876	$225,137
Accrued PIK interest paid through issuance of PIK Notes	$986,774	$943,990
Stock issued for cashless options exercised	$1,740	$3,836
Common stock issued upon conversion of Series B Preferred Stock	$96,798	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APPLIED MINERALS, INC.
(An Exploration Stage Mining Company)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1– ORGANIZATION AND DESCRIPTION OF BUSINESS

Applied Minerals, Inc. (the “Company” or “Applied Minerals” or “we” or “us”) (OTC: AMNL) is the owner of the Dragon Mine located in the Tintic Mining District of the State of Utah from where it produces halloysite clay and iron oxide. The Company markets its halloysite clay under the DRAGONITE trade name. The Company markets its DRAGONITE halloysite clay products into the as an additive into the ceramic, molecular sieve, catalyst, polymer, flame retardant, and coatings markets. The Company regularly sells its halloysite clay products to six customers. Several prospective customers are conducting either commercial-scale trials or field trials for an array of products that use DRAGONITE. The Company believes its DRAGONITE halloysite clay has potential use in lithium-ion battery formulations. In particular, halloysite has been shown to be an effective precursor of porous silicon for use as anode material, a coating to improve the conductivity of separators and an additive to improve the conductivity of solid polymer electrolytes.

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

Sale of Iron Oxide Assets

On August 9, 2022 the Company closed on the sale of the rights to its iron oxide resource, 20 million shares of restricted common stock, its Alpine Mill building, and related milling equipment. In exchange for $300,000, less a previously paid down payment of $120,000 and $20,000 of reimbursable legal expenses, the Company sold to BMI Minerals Company
 ("
BMCO")
the rights to its iron oxide resource and 20 million restricted shares of common stock of the Company.

The market value of the shares of common stock issued to BMCO was $42,000.

In exchange for $1,700,000, the Company sold to Brady McCasland, Inc.
 ("BMI")
, a company affiliated with BMCO,
its Alpine Mill building and related iron milling equipment. In conjunction with the sale of the Alpine Mill building the Company entered into (i) a ground lease with a term of 100 years, (ii) a Mining Operations Agreement and a (iii) Milling Operations Agreement.

The net gain
recognized by the Company
on the sale of the iron oxide assets was
$1,938,000 which is
equal to
the gross proceeds of $2,000,000
realized from the sale
less the
$42,000
market value of the
common stock issued to BMCO less $20,000
of legal expenses incurred by BMCO
that were
reimbursed by the Company.

As part of the sale the Company agreed to pay waiver fees of $375,000 to the majority holders of each of its Series A PIK Notes and Series 2023 Notes.

The $750,000 in PIK Note waiver fees is included as other expense in the Company’s Consolidated Statements of Operations. Additionally, to provide the necessary waivers related to the sale of the Iron Oxide Assets, the majority holders of the each of the Series A PIK Notes and Series 2023 Notes required that directors Mario Concha, Robert Betz, John Levy and Geoffrey Scott relinquish approximately $1.9 million of accrued and unpaid fees and related compensation owed to them as of August 2022.

Directors Concha, Betz, Levy and Scott all agreed to relinquish their fees and related compensation, which are included as a capital contribution in the Company’s Consolidated Statements of Equity.

M
ining Operations Agreement and Milling Operations Agreement
I
n conjunction with
entering into the sale of the Iron Oxide Assets, the Company entered into a Mining Operations Agreement with
BMCO
and a Milling Operations Agreement
with
BMI.
Under the
terms of the
Mining Operations Agreement,
AMI will be required to extract, haul, store and prepare for processing the
i
ron
o
xide
m
inerals (“Mining”) for BMCO. BMCO will reimburse AMI for all direct Mining costs and pay AMI 10% of the labor costs included in the Mining costs as a fee. AMI will have direct oversight over all Mining activities including the activities of contract labor that may be utilized for Mining. The Mining Operations Agreement will require AMI to make available to BMCO iron mining equipment owned by AMI. Under the Mining Operations Agreement, BMCO will pay AMI, depending on the sale price, either 20% or 25% of the gross profit of any sales of crushed, screened or milled iron to four Qualified Customers that have been developed by AMI.

Under the terms of the Milling Operations
Agreement,
AMI will be required to mill, package and prepare for shipping (“Milling”) the iron oxide minerals for BMI. BMI will reimburse AMI for any costs it incurs directly related to Milling of iron oxide minerals for BMI. BMI will also pay AMI 10% of the labor costs included in the Milling costs as a fee. AMI will have direct oversight over all Milling activities including the activities of any contract labor that may be utilized for Milling. As part of the Milling Operations Agreement, BMI will agree to allow AMI to utilize any excess capacity of the Mill. BMI and AMI will each pay its share of the maintenance expense of the Mill based on the volume of minerals each processes through the Mill. AMI will maintain ownership of the laboratory equipment located in the Mill and allow BMI to use the equipment for a fee.

Settlement with Mining Services Contractor
In March 2022, the Company entered into a Settlement Letter with a former contractor for an amount equal to $200,000. Under the terms of the Settlement Letter, the Company agreed to (i) make ten consecutive monthly cash payments of $10,000 to the former contractor beginning in April 2022 and (ii) issue 4,444,444 restricted shares of common stock to the former contractor. If the weighted average trading price of the shares of the Company’s common stock over the five trading days immediately preceding October 1, 2022 (“WATP”) was less than $0.0225 per share, the Company agreed, at its option, to (a) issue to the former contractor a number of shares of common stock equal to ((4,444,444 x (0.0225 – WATP)) / (0.9 x WATP)) or (b) make a cash payment to the former contractor equal to ((4,444,444 x (0.0225 – WATP)).
Prior to the close of the sale of the iron oxide assets, the contractor filed a lien on the Dragon Mine property related to amounts owed under the March 2022 settlement agreement. In July 2022, the Company and the contractor entered into a final settlement agreement under which, upon the close of the sale of the iron oxide, the Company paid the contractor $49,732 in cash and issued to the contractor an additional 17,777,777 restricted shares of common stock. In total the Company paid the contractor $111,111 in cash and issued to the contractor 22,222,221 restricted shares of common stock.

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

The effects of the COVID-19 restrictions adversely affected our business in 2020 and 2021 as certain customers delayed purchases of our DRAGONITE halloysite clay products. As countries, including the U.S., begin to ease restrictions some of our customers have begun, during 2022, to resume their previously planned purchases of our DRAGONITE halloysite clay products.

NOTE 2 – GOING CONCERN AND BASIS OF PRESENTATION

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 2
9
, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 2
9
, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

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

In the opinion of management, these interim unaudited consolidated financial statements contain all of the adjustments of a normal and recurring nature, which are considered necessary for a fair presentation of the financial position of the Company and the results of its operations and cash flows for the periods presented. The results of operations for the nine months ended Septe
m
ber 30, 2022 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2021, included in the Annual Report of Applied Minerals, Inc. on Form 10-K filed with the SEC on April 18, 2022.

The accompanying interim unaudited consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes. As of November 2
9
, 2022, the Company’s significant accounting policies and estimates remain unchanged from those detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Condensed Financial Statements and accompanying notes. Actual results may differ materially from those estimates. As of September 30, 2022, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors, which we cannot reliably predict. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

For the nine months ended September 30, 2022 and 2021, revenues from the Company’s largest customer
s (each representing 10% or more of total
revenue)

accounted for 68% and 67% of total revenues, respectively. As of September 30, 2022 and 2021, amounts owed from these customers comprised 90% and 98% of accounts receivable, respectively.

Receivables

Trade receivables are reported at outstanding principal amounts, net of an allowance for doubtful accounts.

Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. No allowance was required at September 30, 2022 and December 31, 2021.

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying amount. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows where observable fair values are not readily determinable. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. The Company has determined that there was no impairment of its long-lived assets as of September 30, 2022 and 2021.

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

Authoritative guidance provides that the tax effects from an uncertain tax position taken or expected to be taken in a tax return can be recognized in our financial statements only if the position is more likely than not of being sustained on audit based on the technical merits of the position. As of
September
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

Note Payable – Convertible

The Company follows ASC 480-10,
Distinguishing Liabilities from Equity
(“ASC 480-10”) in its evaluation of the accounting for a certain instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with re-measurements reported in interest expense in the accompanying Consolidated Statements of Operations.

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

NOTE 4 – LEASES
Finance Lease

On May 14, 2021, the Company entered into a 4-year financing lease agreement for laboratory equipment. The base rent payment is approximately $1,175 per month.

Supplemental cash flow information related to leases:	Three months ended September 30, 2022	Nine months ended September 30, 2022

Finance cash flows from finance lease	$(3,161)	$(9,076)
Operating cash flows from finance lease	$3,161	$9,076

Supplemental balance sheet information related to leases:	As of September 30, 2022

Finance lease Right-of-use assets	$33,893

Current portion of finance lease liabilities	$12,519
Long-term finance lease liabilities	21,374
Total finance lease liabilities	$33,893

Weighted average remaining operating lease term	2.50 years
Weighted average discount rate	6%

The following table summarizes the maturity of lease liability under finance lease as of September 30, 2022

2022 (remaining three months)	$3,525
2023	14,099
2024	14,099
2025	4,700
Total lease payments	36,423
Less: imputed interest	(2,530)
Total lease liabilities	$33,893

NOTE 5 – DEPOSIT
S

The following is a summary of deposit:

	September 30, 2022	December 31, 2021
Cash Bond (Mine Permit deposit)	$297,320	$297,160
Office Lease Security Deposit	-	39,168
Total	$297,320	$336,328

NOTE 6 - NOTES PAYABLE

Notes payable at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021

Note payable to insurance companies, payable $1,780 and $12,804 monthly, (a)	$-		$112,835
Promissory note (b)	$31,399		$-
Loan payable (c)	$79,481	$
	$110,880		$112,835
Less: Current Portion	$(110,880)		$(112,835)

Notes Payable, Long-Term Portion	$-		$-

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

(c)
In March 2022, the Company entered into a loan payable with a lender for $125,000 of
principal and an origination fee of $
35,000
.

Payment of the loan includes one installment of $1,215.19 followed by seventy-nine (79) weekly installments of $2,025.32 totaling approximately
$165,000. The lender has been provided a security interest in certain inventory and equipment. Excluded is the Company’s Alpine mill and related equipment.

During the nine months ended September 30, 2022 and 2021, the Company's interest payments totaled $14,241 and $2,626, respectively
.

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

Exercise Price	$0.43 as adjusted downward based on anti-dilution provisions/down-round protection	$0.23 as adjusted downward based on anti-dilution provisions/down-round protection;
Stated Interest	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;	10% per annum through December 14, 2017, 3% per annum thereafter, due semiannually;

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

As of September 30, 2022, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$18,294,121	$30,369,999	$48,664,120
Less: Discount	-	(365,529)	(365,529)
PIK Note Payable, Net	$18,294,121	$30,004,470	$48,298,591

As of December 31, 2021, the liability components of the PIK Notes on the Company’s balance sheet are listed in the following table:

	Series 2023 Notes	Series A Notes	Total
PIK Note Payable, Gross	$17,759,822	$29,925,760	$47,685,582
Less: Discount	-	(681,102)	(681,102)
PIK Note Payable, Net	$17,759,822	$29,244,658	$47,004,480

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

During the nine months ended September 30, 2022, the Company issued additional Series A Notes of $449,384 in lieu of cash interest payments. The carrying value of the Series A Notes payable as of September 30, 2022 was $30,004,470.
The amortized debt discount expensed during the three months ended September 30, 2022 was $106,575.

As of September 30, 2022, the Company was in compliance with the covenants of the Series A Notes.

As of September 30, 2022, Geoffrey Scott, a director of the Company owned $4,642,137 of principal of the Series A Notes.

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

During the nine months ended September 30, 2022, the Company issued additional PIK Notes of $537,390 in lieu of cash interest payments. The carrying value of the Series 2023 Notes Payable was $18,294,121 as September 30, 2022.

As of September 30, 2022, the Company was in compliance with the covenants of the Series 2023 Notes.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of noncumulative, non-voting, nonconvertible preferred stock, $0.001 par value per share.

At September 30, 2022 and December 31, 2021, 78,000 and 262,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

2022

On May 3, 2022, 78,000 shares of Series B Preferred Stock were issued at a stated price of $1.00 per share for cash proceeds of $75,000, net of $3,000 in legal fees.

At the time of issuance, the Company evaluated the nature of Series B Preferred Stock and concluded it more akin to equity and recorded it as permanent equity. The Company also recorded a $25,947 beneficial conversion feature to additional paid in capital and amortized at the time of issuance.

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
At September 30, 2022 and December 31, 2021, 366,974,683 shares and 217,655,150 shares were issued and outstanding, respectively.

2022

During the nine months ended September 30, 2022, (i) 20,164,153 shares of common stock were issued upon the conversion of 75,000 shares of Series B Preferred Stock issued in August 2021, (ii) 10,000,000 shares of common stock were issued as in conjunction with entering into a consulting agreement with an investor relations firm with a fair value of $70,000
, (iii) 4,444,444 shares were issued to settle certain liabilities, (iv) 300,000 shares of common stock were issued as debt issuance cost, (v) 9,275,000 shares of common stock were issued upon the conversion of 35,000 shares of Series B Preferred Stock issued in August 2021, (vi) 23,948,635 shares of common stock issued upon the conversion of 66,000 shares of Series B Preferred Stock issued in September 2021 (v) 43,409,526 shares of common stock were issued upon the conversion of 86,000 shares of Series B Preferred Stock issued in December 2021; (vi) 20,000,000 shares of common stock were issue to BMI Minerals Company as part of its purchase of the rights to the Company’s iron oxide resource and (vii) 17,777,777 shares were issued to Provo Mining & Construction, Inc. related to a settlement of amounts owed.

2021

During the nine months ended September 30, 2021, (i) 15,805,934 shares were issued upon the conversion of 223,000 shares of Preferred Stock, (ii) 3,836,475 shares were issued upon cashless exercised of 9,528,689 options, and (iii) 1,162,791 shares were issued in lieu of a bonus payment of $58,140

NOTE 9 – OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

Outstanding Stock Warrants

A summary of the status and changes of the warrants issued for the nine months ended September 30, 2022:

	Shares Issuable
	upon Exercise of	Weighted Average
	Outstanding Warrants	Exercise Price

Outstanding at December 31, 2021	11,000,000	$0.10
Issued	10,860,000	0.046
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2022	21,860,000	$0.0526

At September 30, 2022 the intrinsic value of the outstanding warrants was $16,290.

In August 2022 the Company granted a financial advisory firm warrants to purchase 9.86 million shares of common stock at $0.005 per share and 1 million shares of common
stock at $0.001 per share. The financial advisory firm provided, among other things, capital introduction services to the Company. The warrants were issued with a 5-year term and vested immediately
. The Black Scholes fair value of the warrants on the grant date totaled $31,056.

A summary of the status of the warrants outstanding and exercisable at September 30, 2022 is presented below:

	Warrants Outstanding and Exercisable
		Weighted Average
	Shares Issuable upon Exercise of	Remaining Contractual Life	Weighted Average
Exercise Price	Outstanding Warrants	(years)	Exercise Price
$0.10	11,000,000	0.20	$0.10
$0.005	9,860,000	4.86	0.005
$0.001	1,000,000	4.86	$0.001
	21,860,000	2.51	$0.0526

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

A summary of the status and changes of the options granted under stock option plans and other agreements during the nine months ended September 30, 2022:

	Shares Issued Upon Exercise of Options	Weighted Average Exercise Price

Outstanding at December 31, 2021	52,790,845	$0.25
Granted	4,000,000	0.001
Exercised	-	-
Forfeited	(3,854,653)	0.79
Outstanding at September 30, 2022	52,936,192	$0.19

In August 2022 the Company granted a financial advisory firm an option to purchase 4 million shares of common stock at $
0.001
per share. The financial advisory firm provided, among other things, capital introduction services to the Company.

The option was issued with a 5-year term and vested immediately. The Black Scholes fair value of the option on the grant date was $13,107.

A summary of the status of the options outstanding at September 30, 2022 is presented below:

	Options Outstanding			Options Exercisable
Range of per share exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price	Shares	Weighted average remaining contractual life (years)	Per share weighted average exercise price
$0.001 - $0.08	42,409,881	4.68	$0.05	42,409,881	4.68	$0.05
$0.10 - $0.84	6,784,251	1.32	0.34	6,784,251	1.32	0.34
$1.10 - $1.66	3,742,060	0.26	1.57	3,742,060	0.26	1.57

	52,936,192	2.89	$0.19	52,936,192	2.89	$0.19

Compensation expense of $92,006 and $155,058 was recognized for the vesting of options during the nine months ended September 30, 2022 and 2021, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2022 was $0.

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

At September 30, 2022, the weighted average shares outstanding excluded options to purchase 52,936,192 shares of common stock of the Company, warrants to purchase 21,860,000 shares of common stock of the Company and 176,663,277 shares of common stock of the Company issuable upon the conversion of Series A Notes and Series 2023 Notes because their effect would be anti-dilutive.

At December 31, 2021, the weighted average shares outstanding excluded options to purchase 52,790,845 shares of common stock of the Company, warrants to purchase 11,000,000 shares of common stock of the Company and 124,437,208 shares of common stock of the Company issuable upon the conversion of Series A Notes and Series 2023 Notes because their effect would be anti-dilutive.

NOTE 11 – SUBSEQUENT EVENTS

On October 7, 2022, 4,000,000 shares of common stock were issued upon the exercise of a common stock option granted to a financial advisory firm for services provided through August 2022.

On October 19, 2022, the Company entered into a financing agreement to fund the insurance premium related to its D&O policy. The total premium financed was $106,854.

On October 19, 2022, the Company entered into a financing agreement to fund the insurance premium related to its general liability insurance policy. The total premium financed was $15,386.

On November 3, 2022, 20,000 shares of Series B Preferred Stock, issued in May 2022, plus associated accrued interest were converted by the holder into 6,625,000 shares of common stock of the Company.

On November 11, 2022, 30,000 shares of Series B Preferred Stock, issued in May 2022, plus associated accrued interest were converted by the holder into 13,250,000 shares of common stock of the Company.

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

Overview

Applied Minerals, Inc. is focused primarily on (i) the development, marketing and sale of halloysite clay-based DRAGONITE™ line of products for use in advanced applications such as, but not limited to, reinforcement additives for polymer composites, flame retardant additives for polymers, catalysts, controlled release carriers, strength reinforcement additives for cement, concrete, mortars and grouts, advanced ceramics, rheology additives for drilling fluids, environmental remediation media, and carriers of agricultural agents. Halloysite is an aluminosilicate with a tubular structure that provides functionality for a number of applications.

The Company owns the Dragon Mine, which has significant deposits of high-quality halloysite clay and iron oxide. The 267-acre property is located in southwestern Utah and its resource was mined for halloysite on a large-scale, commercial basis between 1949 and 1976 for use as a petroleum cracking catalyst. The mine was idle until 2001 when the Company leased it to initially develop its halloysite resource for advanced, high-value applications. We purchased 100% of the property in 2005. After further geological characterization of the mine, the Company identified a high-purity, natural iron oxide resource that it has commercialized to supply certain pigmentary and technical markets. In August 2022 the Company sold the rights to its iron oxide resource as well as title to its Hosokawa Alpine table roller mill and related building.

The Company owns a mineral processing facility with a capacity of 5,000 - 10,000 tons tons per annum depending on the grade of clay mineral its produces. Furthermore, the Company has use of any unused capacity available on the Alpine Hosokawa table roller mill sold to a third-party in August 2022.

The Company currently sells its DRAGONITE product as a binder molecular sieve applications, as a nucleating agent for resin applications and as a binder for ceramic applications. The Company is working with current and prospective customers, which are in the latter stages of commercializing new products that will utilize DRAGONITE as a functional additive.

In August 2022, the Company received a $1,150,000 U.S. DOE STTR Phase II award to develop a process that produces halloysite-derived porous silicon for use as anode material

Applied Minerals is a publicly traded company incorporated in the state of Delaware. The common stock trades on the OTC market under the symbol AMNL.

Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Form 10-K for the year ended December 31, 2021. There have been no material changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2022 compared to the disclosures on Form 10-K for the year ended December 31, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Three Months Ended September 30,		Variance
	2022	2021	$	%

REVENUES	$111,688	$360,815	$(249,127)	(69)%

OPERATING EXPENSES:
Production costs	140,123	434,225	(294,102)	(68)%
Exploration costs	16,098	47,866	(31,768)	(66)%
General and administrative	341,847	443,503	(101,656)	(23)%

Total Operating Expenses	498,068	925,594	(427,526)	(46)%
Operating Loss	(386,380)	(564,779)	(178,399)	(32)%
OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(643,933)	(474,579)	(169,354)	36%
Gain on sale of iron oxide assets	1,938,000	-	1,938,000	100%
Other income (expense) , net	(716,800)	20,308	(737,108)	(3,630)%

Total Other Income (Expense)	577,267	(454,271)	(1,031,538)	(227)%

NET INCOME (LOSS)	$190,887	$(1,019,050)	$(1,209,937)	(119)%

Revenue for the three months ended September 30, 2022 totaled $111,688, a decrease of $249,127 or 69%, compared to the same period in 2021. The decrease was driven primarily by a $301,833 decline in sales of AMIRON iron oxide, partially offset by an increase of $53,906 in sales of DRAGONITE halloysite clay.

Sales of AMIRON iron oxide during the period totaled $1,200, a decrease of 100% when compared to the same period in 2021. The decrease was due to t he expiration in December 2021 of a supply agreement with a producer of cement. Sales of DRAGONITE halloysite clay totaled $110,488 during the period, an increase of 91% when compared to the same period in 2021. During the period the Company increased its sales of DRAGONITE to current customers and a number of new customers.

Total operating expenses for the three months ended September 30, 2022 totaled $498,068, a reduction of 46% when compared to the same period in 2021. The reduction was driven primarily by a $294,102 decline in production costs and a 101,656 decline in general and administrative expense.

Production costs include those operating expenses which management believes are directly related to the mining and processing of the Company’s halloysite minerals, which result in the production of its AMIRON and DRAGONITE products for commercial sale. Production costs include, but are not limited to, wages and benefits of employees who mine material and who work in the Company’s milling operations, energy costs associated with the operation of the Company’s two mills, the cost of mining and milling supplies and the cost of the maintenance and repair of the Company’s mining and milling equipment. Wages and energy are the two largest components of the Company’s production costs.

Production costs incurred during the three months ended September 30, 2022 were $140,123, a decrease of 68% when compared to the same period in 2021.
The decrease was driven primarily by a reduction in contract labor, wage and mining materials related expenses associated with the expiration in December 2021 of a contract to supply iron to a producer of cement.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the three months ended September 30, 2022 were $16,098, a decrease of 66% when compared to the same period in 2021.

General and administrative expenses incurred during the three months ended September 30, 2022 totaled $341,847, a 23% decrease when compared to the same period in 2021. The decrease was driven primarily by a decrease in wages and related employee expense due to a reduction in the number of employees, decline in director expense due to a decline in the number of directors and a decline in equity-linked compensation expense. Approximately $66,700 of general and administrative expense was related to the Company’s STTR DOE Phase I award and was reimbursed by the DOE during the period and recorded as other income. Approximately $96,000 of general and administrative expense was paid to a financial advisor for capital raising and related services. The Company does not expect to incur a similar expense in the future.

Operating loss incurred during the three months ended September 30, 2022 was $386,378, a 32% decrease when compared to the same period in 2021. The decrease was driven by a $427,526 decline in total operating expenses, partially offset by a $249,127 decline in revenue.

Total other income was $577,267 for the three months ended September 30, 2022 compared to total other expense of $454,271 in same period in 2021. The $1,031,538 decrease in total other expense was due primarily to a $1,938,000 gain on the sale of the Company’s rights to its iron oxide resource as well as title to its Hosokawa Alpine table roller mill and related building (“iron oxide assets”), partially offset by a (i) decrease in other income of $737,108 of which $750,000 was the payment of a PIK Note waiver fee related to the sale of the iron oxide assets and (ii) a $169,354 increase in interest expense due to an increase in the outstanding principal balance of the Company’s PIK Notes when compared to the same period in 2021.

Net income for the three-month period ending September 30, 2022 was $190,887, compared to a net loss of $1,019,050 during the same period in 2021. The decrease in net loss was due primarily to the $1,938,000 gain realized on the sale of the iron oxide assets, partially offset by the $737,108 decline in other income.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	Nine Months Ended September 30,		Variance
	2022	2021	$		%

REVENUES	$295,838	$1,099,980		$(804 ,142)	(73)%

OPERATING EXPENSES:
Production costs	451,418	1,315,350		(863,932)	(66)%
Exploration costs	266,111	175,715		90,396	51%
General and administrative	1,082,953	1,244,975		(162,022)	(13)%

Total Operating Expenses	1,800,482	2,736,040		(935,558)	(34)%
Operating Loss	(1,504,644)	(1,636,060)		(131,416)	(8)%

OTHER INCOME (EXPENSE):
Interest expense, net (including amortization of deferred financing cost and debt discount)	(1,596,548)	(1,401,878)		194,670	14%
Gain on forgiveness of PPP loan	-	223,075		(223,075)	(100)%
Gain on sale of iron oxide assets	1,938,000	-		1,938,000	(100)%
Other income (expense) , net	(535,382)	114,662		(650,044)	(570)%

Total Other Income Expense	(193,930)	(1,064,141)		(870,211)	(82)%

NET LOSS	$(1,698,574)	$(2,700,201)	$	(1,001,627)	(37)%

Revenue for the nine months ended September 30, 2022 totaled $295,838, a decrease of 73% when compared to the same period in 2021. The decrease was driven primarily by a $714,562 decrease in the sale of AMIRON iron oxide and a $89,798 decrease in the sale of DRAGONITE halloysite clay.

Sales of AMIRON iron oxide during the period totaled $19,330, a decrease of 97% when compared to the same period in 2021. The decrease in sales of AMIRON was due to t he expiration in December 2021 of a supply agreement with a producer of cement. Sales of DRAGONITE halloysite clay totaled $276,508 during the period, a decrease of 25% when compared to the same period in 2021. The decline in sales of DRAGONITE was due, large part, to the absence of purchases for field trials by certain customers that occurred during the same period in 2021.

Total operating expenses for the nine months ended September 30, 2022 totaled $1,800,482, a decrease of 34% when compared to the same period in 2021. The decrease was driven by a 66% decline in production costs and 13% decline in general and administrative expense, partially offset by a 51% increase in exploration costs.

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

Production costs incurred during the nine months ended September 30, 2022 were $415,418, a decrease of 66%, compared to the same period in 2021. The decrease was driven primarily by a reduction in contract labor, wage and mining materials related expenses associated with the expiration in December 2021 of a contract to supply iron to a producer of cement.
Production expense during the period included $39,500 related to a settlement with a contract miner entered into in March 2022.

Exploration costs include operating expenses incurred at the Dragon Mine that are not directly related to production activities. Exploration costs incurred during the nine months ended September 30, 2022 were $266,111, a 51%, increase compared to the same period in 2021. The increase was driven primarily by a $200,000 charge related to a settlement agreement with a contract miner entered into in March 2022.

General and administrative expenses incurred during the nine months ended September 30, 2022 totaled $1,082,953, a decline of 13%, when compared to the same period in 2021. The decrease was driven primarily by a decline in wages and related employee expense due to a reduction in the number of employees, decline in director expense due to a decline in the number of directors and a decline in equity-linked compensation expense. Approximately $80,000 of general and administrative expense during the period was related to the Company’s STTR DOE Phase I award and was reimbursed by the DOE during the period and recorded as other income. Approximately $96,000 of general and administrative expense was paid to a financial advisor for capital raising and related services. The Company does not expect to incur a similar expense in the future.

Operating loss incurred during the nine months ended September 30, 2022 was $1,504,644, an 8% decrease when compared to the same period in 2021. The decline was driven primarily by a $863,932 decrease in production costs and a $162,022 decrease in general and administrative expense, offset by a $90,396 increase in exploration costs when compared to the same period in 2021.

Total other expense for the nine months ended September 30, 2022 was $193,930, compared to total other expense of $1,064,141 during the same period in 2021. The $870,211 decrease in total other expense was due primarily to a $1,938,000 gain on the sale of the Company’s iron oxide assets in August 2022, partially offset by (i) a $650,044 decrease in other income $750,000 of which is a PIK Note waiver paid in conjunction with the sale of the Company’s iron oxide assets, (ii) the absence of a $223,000 gain related to the forgiveness of a Payroll Protection Program loan and (iii) a $194,670 increase in interest expense due to an increase in the outstanding principal balance of the Company’s PIK Notes when compared to the same period in 2021

Net loss for the nine months ending September 30, 2022 was $1,698,574 a decline of $1,001,627 when compared to the same period in 2021. The decrease in net loss was due primarily to a decrease in total other expense of $870,211 and a decrease in operating loss of $131,416.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations and currently a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that in order for the Company to meet its obligations arising from normal business operations through November 29, 2023 that the Company may be required (i) to raise additional capital either in the form of a private placement of common stock or debt and/or (ii) generate additional sales of its products that will generate sufficient operating profit and cash flows to fund operations.  Without additional capital or additional sales of its products, the Company’s ability to continue to operate may be limited.

Based on the Company’s current cash usage expectations, management believes it may not have sufficient liquidity to fund its operations through November 29, 2023. Further, management cannot provide any assurance that it is probable that the Company will be successful in accomplishing any of its plans to raise debt or equity financing or generate additional product sales. Collectively these factors raise substantial doubt regarding the Company’s ability to continue as going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

Cash used in operating activities during the nine months ended September 30, 2022 was $1,439,791 compared to $973,832 of cash used during the same period in 2021. Cash used by operations during the nine months ended September 30, 2022, before accounting for the changes in operating assets and liabilities, was $1,795,510 compared to $1,280,194 during the same period in 2021. The primary reason for the increase was the $750,000 paid as a waiver fee to the majority holders of the Company’s Series A and Series 2023 PIK Notes related to the sale of the Company’s iron oxide assets. Cash generated from the change in operating assets and liabilities during the nine months ended September 30, 2022 was $355,720 compared to $306,362 during the same period in 2021.

Cash used by investing activities during the nine months ended September 30, 2022 was $1,988,000 compared to $0 during the same period in 2021. The $1,988,000 increase was due to $1,938,000 of net proceeds generated from the sale of the Company’s iron oxide assets and $50,000 of proceeds generated from the sale of obsolete equipment.

Cash provided by financing activities during the nine months ended September 30, 2022 was $107,366 compared to $510,362 used during the same period in 2021. The $402,966 decrease in cash provided during the period was due primarily to a $310,000 reduction in proceeds from a private placement of Series B Preferred Stock during the current period, the absence of $264,472 of proceeds from a Paycheck Protection Program loan and principal payments of approximately $91,000 which did not occur during the same period in 2021, partially offset by $200,000 in proceeds from the issuance of notes payable, $42,000 of net proceeds from the issuance of shares of common stock and a reduction of approximately $20,000 of insurance financing payments.

Total assets at September 30, 2022 were $1,674,068 compared to $1,177,821 at December 31, 2021, an increase of $396,247 due primarily to an increase in the Company’s cash and accounts receivable, partially offset by a reduction in prepaid expenses. Total liabilities were $51,373,272 compared to $51,578,703 at December 31, 2021, a decrease of $205,431 due to a reduction in accrued liabilities, partially offset by an increase in the balance of the Company’s PIK Notes.

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

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a) Exhibits.

The following exhibits are included in this report:

Exhibit Number	Description of Exhibit
10.1	Form of Iron Sale Agreement
10.2	Form of Mill Sale Agreement
10.3	Form of Mining Operations Agreement
10.4	Form of Milling Operations Agreement
10.5	Form of First Amendment to Iron Sale Agreement
10.6	Form of First Amendment to Mill Sale Agreement
10.7	Form of First Amendment to Mining Operations Agreement
10.8	Form of First Amendment to Milling Operations Agreement
10.9	Form of Ground Lease
10.10	Form of General Warranty Deed
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer
95	Mine Safety Disclosure

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

APPLIED MINERALS, INC.

Dated: November 30, 2022	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Executive Officer

Dated: November 30, 2022	/s/ CHRISTOPHER T. CARNEY
By: Christopher T. Carney
Chief Financial Officer

